Form 10-K
period 1993-12-31
QUESTAR CORP
filed 1994-03-25
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO      .

                        Commission File No. 1-8796

                            QUESTAR CORPORATION
        (Exact name of registrant as specified in its charter)

     State of Utah                                             87-0407509
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

180 East First South, P.O. Box 11150, Salt Lake City, Utah          84147
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:        (801) 534-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                 Name of each exchange on
          Title of each class                       which registered

          Common Stock, Without Par Value        New York Stock Exchange
          Common Stock Purchase Rights

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   ____

     The aggregate market value of the registrant's Common Stock, without par value, held by nonaffiliates on March 21, 1994, was $1,361,036,878 (based on the closing price of such stock).

     On March 21, 1994, 40,242,195 shares of the registrant's Common Stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, to be dated April 4, 1994, are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

                             TABLE OF CONTENTS

Heading                                                     Page

                                  PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES                           1
             General                                        1
             Exploration and Production Operations          2
             Natural Gas Transmission Operations            6
             Natural Gas Distribution Operations           10
             Other Operations                              14
             Discontinued Operations                       14
             Employees                                     14
             Environmental Matters                         15
             Research and Development                      15
             Oil and Gas Operations                        15

Item 3.   LEGAL PROCEEDINGS                                17

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                 17

                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                  17

Item 6.   SELECTED FINANCIAL DATA                          18

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION                                        19

Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                               30

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                             30

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT                                30

Item 11.  EXECUTIVE COMPENSATION                           31

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                            31

Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                     31

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K                          31

SIGNATURES                                                 65

                                   FORM 10-K
                              ANNUAL REPORT, 1993

                                    PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

      Registrant Questar Corporation (Questar or the Company) is a holding company that is engaged, through its major affiliates, in the exploration, production, gathering, purchase, transmission, marketing, storage, and distribution of natural gas and in the exploration, production, and sale of oil. The Company, through other affiliates, provides data processing and microwave communication services and owns and manages real estate.

      The Company was organized as a Utah corporation in March of 1984. Effective October 2, 1984, it became the parent of Mountain Fuel Supply Company (Mountain Fuel) when a corporate reorganization was approved by Mountain Fuel's shareholders. The Company was created to provide organizational and financial flexibility and to achieve a more clearly-defined separation of utility and nonutility operations. Questar is a "holding company," as that term is defined in the Public Utility Holding Company Act of 1935, but qualifies for and claims an exemption from provisions of such act applicable to registered holding companies.

      Questar, as an integrated natural gas company, has three major lines of business: exploration and production activities conducted by Wexpro Company (Wexpro), Celsius Energy Company (Celsius), and Universal Resources Corporation (Universal Resources); interstate transmission activities conducted by Questar Pipeline Company (Questar Pipeline); and retail distribution activities conducted by Mountain Fuel. These three complementary lines of business involve Questar in all phases of the natural gas business from the reservoir to the end-use customer. The Company believes that its integrated status enhances its operating flexibility when dealing with such problems as warmer-than-normal weather, loss of industrial sales, take-or-pay obligations, and general industry restructurings. Questar also maintains that its integrated status enhances its financial strength by providing a balance between the stability of regulated operations and the earnings growth potential of exploration and production operations. Questar is also convinced that the long-term outlook for natural gas, as an environmentally preferred and abundant domestic energy source, is promising. Consequently, the Company intends to retain and expand its three lines of business and to renew its commitment to customer service.

      Questar is also engaged in other business activities: commercial real estate (Questar Development Corporation); and data processing and microwave communications (Questar Service Corporation). The Company has agreed to sell Questar Telecom, Inc., (Questar Telecom), which is engaged in specialized mobile radio systems, to Nextel Communications Inc.

      The following diagram shows the current corporate structure of the Company and its primary affiliates:

Questar Corporation
      Mountain Fuel Supply Company
      Questar Pipeline Company
            Questar WMC Corporation
      Universal Resources Corporation
            Questar WMC Corporation
      Entrada Industries, Inc.
            Wexpro Company
            Celsius Energy Company
      Questar Service Corporation
      Questar Development Corporation
      Questar Telecom, Inc.

      Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note P in the Notes to Consolidated Financial Statements.

      The Company's lines of business are discussed below.

Exploration and Production Operations

      The Company has been in the exploration and production (E&P) business since its organization (as Mountain Fuel) in 1935. Through the ensuing years, the Company's exploration and production activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 1993 was another good year for the Company's exploration and production operations despite lower wellhead prices for crude oil. The year witnessed higher gas prices, increased gas production, and stable amortization rates. The E&P group's 1993 efforts to find and purchase reserves resulted in two acquisitions that will be recorded during the first three months of 1994.

      The Company has three affiliates -- Wexpro, Celsius, and Universal Resources -- that are directly engaged in exploration and production operations. The division of Questar's exploration and production activities into three companies is a result of historical developments. All three companies are managed by the same group of officers. Together, the three companies form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration. The E&P group also has a geographical balance and diversity, with Wexpro and Celsius located in the Rocky Mountain area and Universal Resources concentrated in the Midcontinent area.

      Mountain Fuel owns cost-of-service gas reserves and the properties from which such is produced. See "Oil and Gas
Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

      Natural gas is the primary focus of the Company's E&P operations. As of year-end 1993, the Company had proved reserves (excluding Mountain Fuel's cost-of-service reserves) of 191,328 million cubic feet (MMcf) of gas and 10,509 thousand barrels of oil (Mbbls), compared to 197,686 MMcf of gas and 11,237 Mbbls of oil as of the same date in 1992. (Any references to oil in this report include natural gas liquids. The reserve numbers do not include the reserves that Universal Resources acquired in early 1994.) Reserves, after production, decreased by four percent between 1992 and 1993.

      Gas production (excluding volumes produced from Mountain Fuel's cost-of-service properties) increased from 24,550 MMcf in 1992 to 32,299 MMcf in 1993, as Celsius and Universal Resources continued to take advantage of higher prices and lower amortization rates to increase the combined average take for gas production. (The term "take" refers to the percentage of a well's potential production that is actually produced.) Oil production decreased from 2,075 Mbbls in 1992 to 1,975 Mbbls in 1993. The average selling price of gas production increased from $1.65 per thousand cubic feet (Mcf) in 1992 to $1.85 per Mcf in 1993. The combined full-cost amortization rate for the two entities was $.80 per Mcf equivalent in 1993, compared to $.79 per Mcfe in 1992. The average price per barrel of oil continued to decrease from $18.64 in 1992 to $16.68 per barrel in 1993.

      The E&P group had capital expenditures of $57.8 million during 1993, compared to $69.2 million during 1992. It continued to emphasize development drilling and spent $44.2 million, or 77 percent of its total capital budget, for development drilling and related production activities. The E&P companies participated in a total of 206 gross wells and 76 net wells during 1993, compared to 177 gross and 55 net wells in 1992. They achieved an overall success rate of 86 percent with a 91 percent success rate for development wells and a 23 percent success rate for exploration wells.

      The total 1994 capital budget for E&P operations is projected to be $160 million. The E&P group has already spent $22.6 million to purchase reserves from Petroleum, Inc., which are located in Kansas, Oklahoma, and Texas and has announced an agreement to spend $94.5 million to purchase reserves and related facilities, including several processing plants and gathering facilities, from Union Pacific Resources Company (Union Pacific). Other planned expenditures include $34.6 million for development drilling (including $15.7 million for cost-of-service gas) and $7.1 million for exploration activities.

      During 1993, the E&P group pursued a marketing strategy to use purchased gas volumes and its own production to build a flexible and reliable portfolio. Universal Resources, as the marketing entity, aggregated supplies of natural gas for delivery to large customers including industrial users, municipalities, and other marketing entities. It has been engaged in marketing activities throughout the western United States since 1990. During 1993, Universal Resources concentrated its efforts in premium markets in order to earn higher margins. It marketed a total of 65,143,000 decatherms (Dth) of gas in 1993, compared to 72,712,000 Dth in 1992 and earned a total margin of $3,864,000, compared to $1,292,000 in 1992. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each Mcf of gas equals approximately 1.07 Dth.)

      Section 29 tax credits continued to benefit the E&P group during 1993. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells be commenced prior to January 1, 1993. The properties are often referred to as "tight sands" or low permeability formations from which it is generally more expensive to produce gas. The basic credit is $.52 per Dth, but is equivalent to a price increase of $.90 per Dth at the wellhead when factoring in other taxes. During 1993, Celsius and Universal Resources recorded $5.6 million in tax credits. Approximately 30 percent of the combined gas production of Celsius and Universal Resources qualified for the tax credits. (Wexpro does not have an economic interest in the cost-of-service gas produced from Mountain Fuel's properties. Mountain Fuel earns the credits associated with such gas.)

      The production of oil and gas is subject to regulation by appropriate federal and state regulatory agencies. In general, these regulatory agencies are authorized to make and enforce regulations to prevent waste of oil and gas, to protect the correlative rights and opportunities to produce oil and gas by owners of a common reservoir, and to protect the environment. Many leases held by Celsius or operated by Wexpro are federal leases subject to additional regulatory requirements. Both federal and state agencies are imposing more restrictions on access to leasehold acreage, thereby increasing the planning time to obtain drilling permits and limiting the E&P's group flexibility to adapt quickly to circumstances.

      Questar's oil and gas affiliates are separately described below:

      Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Mountain Fuel. Mountain Fuel's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement that was effective August 1, 1981.
      Wexpro, unlike Celsius and Universal Resources, generally does not conduct exploratory or wildcat operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note L in the Notes to Consolidated Financial Statements.) Wexpro produces gas from specified properties for Mountain Fuel and is reimbursed for its costs plus a return on its investment. In connection with its successful development gas drilling, Wexpro charges Mountain Fuel for its costs plus a specified rate of return (currently 22.6 percent and adjusted annually based on a specified formula) on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 1993, Wexpro's net investment in cost-of-service operations was $93 million. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement also provides for income sharing after recovery of expenses and rates of return in connection with Wexpro's production and successful drilling activities on specified oil properties. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming, and retained experts.

      The gas volumes produced by Wexpro for Mountain Fuel are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro has satisfied 28-54 percent of Mountain Fuel's requirements during the last ten years. Costs attributable to Wexpro's operation of the properties are reflected in Mountain Fuel's rates. Mountain Fuel relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 1993, the delivered cost of Mountain Fuel's cost-of-service gas was $1.76 per Dth, which was significantly lower than the delivered price of field-purchased gas. In order to avoid regulatory second guessing and to fulfill its obligation to Mountain Fuel, Wexpro must continue to be an efficient operator.

      Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Mountain Fuel. During 1993, Wexpro maintained an active drilling program and concentrated its activities in southwestern Wyoming and western Colorado. Wexpro, during 1993, produced 35,508 MMcf from Mountain Fuel's cost-of-service properties, but added reserves of 64,135 MMcf (through drilling activities and reserve estimate revisions). For the last several years, the growth in reserves on such properties has exceeded production.

      Wexpro's oil production, on the other hand, continued to decline during 1993. It produced 854 Mbbls in 1993 compared to 1,018 Mbbls in 1992 reflecting a normal decline in field production. Wexpro received an average price of $17.77 per barrel during 1993 compared to $19.41 per barrel during 1992. It has been able to sell its oil to customers for resale or refining. Wexpro should be able to continue selling all of the liquids that it produces at prices that reflect current market conditions.

      Wexpro has an ownership interest in the wells and appurtenant facilities related to its oil reservoirs and in the facilities that have been installed to develop and produce gas reservoirs described above since August 1, 1981 (a date specified by the settlement agreement referred to above). Wexpro maintains an office in Rock Springs, Wyoming, in addition to its principal office in Salt Lake City, Utah.

      Celsius Energy Company. Celsius is involved in exploration and development activities in the Rocky Mountain area. It endeavors to maintain extensive high-quality leaseholds that provide significant exploration and development opportunities and pursue such opportunities through joint venture activities. Celsius has historically emphasized natural gas. During 1993, Celsius was active in gas exploration and development drilling activities in the Mulligan Draw/Dripping Rock and Bruff areas of southwestern Wyoming and in the Dragon Trail area in western Colorado.

      Celsius's gas production increased from 14,443 MMcf in 1992 to 21,360 MMcf in 1993, as Celsius continued its strategy, begun in late 1992, to produce at a consistently high take level. Gas prices increased significantly between 1992 and 1993. Celsius received an average selling price of $1.77 per Mcf in 1993, compared to $1.53 per Mcf in 1992.

      Celsius's major gas producing areas include the Dripping Rock, Bruff, and Mulligan Draw areas in southwestern Wyoming and the Hiawatha area in northwestern Colorado. Most of Celsius's production is sold outside the affiliated group and is generally sold under short-term or spot-market contracts.

      The demand for Rocky Mountain production has increased, partly in response to the open-access status of all interstate pipelines and partly in response to the pipeline, owned by Kern River Gas Transmission Company, running from southwestern Wyoming to southern California. The differential between Rocky Mountain production and Midcontinent production decreased during 1993, although Rocky Mountain production continues to be lower-priced. Celsius has taken advantage of improved market conditions to increase its average take and to find new purchasers for its gas volumes. Celsius has also taken advantage of the increased level of competition among the pipelines and companies engaged in gathering activities to insist on multiple connections for some of its wells.

      In addition to leasehold acreage, Celsius owns wells, field gathering lines, tank batteries, and production camps. Celsius maintains an office in Denver, Colorado, and field offices in Dove Creek, Colorado, and Gillette, Wyoming, in addition to its principal office in Salt Lake City, Utah.

      Universal Resources Corporation. Acquired by Questar in March of 1987 as a result of a merger, Universal Resources's drilling activities and reserve acquisitions are concentrated in the Midcontinent region of Oklahoma and Texas. It focuses on acquisitions and development drilling, rather than exploration drilling. Universal Resources is also engaged in gas marketing activities throughout the western United States.

      During 1993, Universal Resources produced 10,939 MMcf of natural gas, compared to 10,107 MMcf in 1992. Universal Resources continued to maintain takes at 80-90 percent during 1993 and received an average price of $2.02 per Mcf in 1993, compared to $1.83 per Mcf in 1992. (The price differential between Rocky Mountain production and Midcontinent production can be seen by comparing Universal Resource's 1993 average price of $2.02 per Mcf with Celsius's 1993 average price of $1.77 per Mcf.)

      Universal Resources was the named party in the E&P group's successful reserve acquisitions. During 1993, the E&P group followed a strategic objective of seeking out potential acquisitions, rather than engaging in general auctions for acreage. By following this strategy, Universal Resources identified some reserves and producing wells owned by Petroleum Inc., located in the Midcontinent states of Kansas, Oklahoma, and Texas. It purchased approximately 14.5 billion cubic feet (Bcf) of gas, 1,356 Mbbls of oil and significant undeveloped leasehold acreage for $22.6 million. The reserves were recorded in January of 1994.

      In March of 1994, Universal Resources announced an agreement to acquire specified oil and gas reserves from Union Pacific for $94.5 million. The properties constitute the "northern division" of Amax Oil and Gas Company (Amax), which is being purchased by Union Pacific. The properties, which are located in Oklahoma, the Texas Panhandle, and the San Juan Basin of northern New
Mexico and southwestern Colorado, include 92 Bcf equivalent of proved reserves, approximately 1,000 wells, gathering facilities, several gas processing plants, and undeveloped acreage. Approximately 15.5 Bcf of gas reserves qualify for Section 29 tax credits on coalbed methane and tight sands. The parties expect to close the transaction on March 31, 1994.

      Both reserve acquisitions are being purchased at finding costs that are as low or lower than the 1993 combined average finding cost for Celsius and Universal Resources ($1.01 per Mcf). Before making any offer for reserves, the E&P group identifies how it can "add value" by developing and exploiting them.

      The E&P group will add employees and create a new regional office in order to manage and develop the 1994 reserve acquisitions. It plans to integrate some of the Amax assets with its Midcontinent assets managed by Universal Resources and to combine other Amax assets with some Celsius properties to form a new division, Questar Energy Company.

      In early 1994, Universal Resources combined with Questar Pipeline to organize a new subsidiary, Questar WMC Corporation (Questar WMC), that is the named partner in a new market center at Questar Pipeline's Muddy Creek facility in southwestern Wyoming. This new "Western Market Center," which is to be operational by late 1994, will offer a variety of services to customers such as local distribution companies, industrial users, and marketing entities.

      Universal Resources operates drilling and acquisition activities from its office in Oklahoma City and marketing activities from its office in Salt Lake City.

Natural Gas Transmission Operations

      Questar Pipeline is an interstate pipeline company that restructured its operations and activities during 1993 in response to Order No. 636 issued by the Federal Energy Regulatory Commission (the FERC). Questar Pipeline discontinued its gas acquisition and sale-for-resale activities effective September 1, 1993. Questar Pipeline is currently engaged in the gathering, processing, transportation, and storage of natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado. It is in a transition period in which it is reshaping its focus, taking increased advantage of its strategic location with access to major producing areas and major pipelines, and expanding the size of its storage reservoir at Clay Basin.

      Prior to September 1, 1993, Questar Pipeline purchased gas for resale to Mountain Fuel, its only sale-for-resale customer. As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers. It also operates the Clay Basin storage project, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Questar Pipeline is involved in two partnerships, Overthrust Pipeline Company (Overthrust Pipeline) and TransColorado Gas Transmission Company (TransColorado). It has recently announced its participation in a third partnership organized to construct and operate a new market center in southwestern Wyoming.

      Questar Pipeline is a "natural gas company" subject to the exclusive regulation of the FERC as to rates and charges for storage and transportation of gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, accounts and records, and depreciation and amortization policies. Questar Pipeline holds certificates of public convenience and necessity granted by the FERC for the transportation and underground storage of natural gas in interstate commerce and for the facilities required to perform such operations.

      Questar Pipeline's transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a "hub and spoke system," rather than a "long-line" pipeline, because it has multiple connections to other major pipeline systems and has access to major producing areas. Questar Pipeline's transmission system connects with the transmission systems of Colorado Interstate Gas Company (CIG), Northwest Pipeline Corporation (Northwest Pipeline), the middle segment (commonly referred to as the "WIC segment") of the Trailblazer pipeline system (Trailblazer), Williams Natural Gas Company (Williams), and Kern River Gas Transmission Company (Kern River). These connections provide access to markets outside Mountain Fuel's service area and allow Questar Pipeline to transport gas for nonaffiliated customers.

      Questar Pipeline's transmission system includes 1,775 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Mountain Fuel's distribution operations in Utah and Wyoming. This system includes two major segments, often referred to as the northern and southern systems; the northern segment, which runs from northwestern Colorado through southwestern Wyoming into northern Utah, and a southern segment, which runs from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system. The transmission mileage figure includes lines at storage fields and tap lines used to serve Mountain Fuel.

      Questar Pipeline's largest transportation customer is Mountain Fuel. During 1993, Questar Pipeline transported 65,061,000 Dth for Mountain Fuel, compared to 33,883,000 Dth in 1992. These transportation volumes include the cost-of-service gas produced by Wexpro on properties owned by Mountain Fuel, as well as volumes purchased by Mountain Fuel directly from field producers after September 1, 1993. (Comparisons between 1992 and 1993 are misleading given Questar Pipeline's cessation of sale-for-resale activities September 1, 1993.)

      Mountain Fuel converted its firm sales capacity on Questar Pipeline's transmission system to firm transportation capacity effective September 1, 1993. Mountain Fuel has a reserved capacity of approximately 800,000 Dth per day, or approximately 85 percent of Questar Pipeline's reserved capacity. Mountain Fuel will pay an annual demand charge of about $49 million to Questar Pipeline in 1994, which includes demand charges attributable to firm transportation and "no-notice" transportation. Mountain Fuel only needs its reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Mountain Fuel releases the capacity to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from Questar Pipeline, which are estimated to be approximately $9 million in 1994.

      Questar Pipeline's total system throughput declined from 243,961,000 Dth in 1992 to 238,586,000 in 1993, with the decrease attributable to a decrease in the volumes transported for customers other than Mountain Fuel. These volumes decreased from 171,097,000 Dth in 1992 to 149,188,000 Dth in 1993. Questar
Pipeline lost some firm transportation customers during 1993.

      Questar Pipeline recovers approximately 94 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, Questar Pipeline's throughput volumes do not have a significant impact on its short-term operating results. Questar Pipeline is not significantly impacted by fluctuating demand based on the vagaries of weather or commodity prices.

      In order to comply with Order No. 636, Questar Pipeline installed additional metering that permits "real time" measurement of gas transported on its system and an electronic bulletin board that allows interested parties to nominate for capacity on such system. Questar Pipeline spent approximately $9 million on such equipment and can recover the costs associated with this equipment upon filing a general rate case with the FERC and establishing the prudency of such costs.

      Questar Pipeline's transmission system is an open-access system and has been since September of 1988. Order No. 636 and Questar Pipeline's new tariff provisions continue to require it to transport gas on a nondiscriminatory basis when it has available transportation capacity.

      Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or improve transportation services. During 1993, Questar Pipeline completed a new 13-mile line from its Muddy Creek facilities to PacifiCorp's Naughton power plant near Kemmerer, Wyoming. It has recently announced a project to expand its southern transmission system to meet market demand for transportation of natural gas volumes from the Piceance Basin in western Colorado. The project will involve upgrading a section of the system as well as installing additional compression and interconnections with CIG and Northwest Pipeline.

      Questar Pipeline no longer has the only transmission system with direct access to the major population centers in Utah. The Kern River line, which became operational in late February of 1992, crosses portions of Mountain Fuel's service area, making it possible for some large industrial customers to bypass both Mountain Fuel and Questar Pipeline by buying transportation service on the new line. At the current time, however, no industrial customers in the Wasatch Front have taken any deliveries from the Kern River line. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust Pipeline. The Kern River line, on the other hand, also provides Questar Pipeline with opportunities to make additional connections with outside markets and increase transportation and gathering volumes.

      Questar Pipeline has an 18 percent interest in and is operating partner of Overthrust Pipeline, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust Pipeline segment of the Trailblazer system. The Overthrust Pipeline segment is 88 miles in length and 36 inches in diameter and is the first of three segments of the 800-mile Trailblazer system that extends from Whitney Canyon in southwestern Wyoming to Beatrice, Nebraska. As the operating partner in the Overthrust, Questar Pipeline is working to resolve some issues relating to its future use, which are complicated by the bankruptcy proceedings of a major shipper, Columbia Gas Transmission Corporation.

      Questar Pipeline and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado Pipeline. Questar Pipeline's partners include affiliates of Public Service Company of Colorado and KN Energy,
Inc.   The proposed pipeline is 292 miles in length and would
extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would connect with other major pipeline systems. As designed, the pipeline could transport up to 300 MMcf of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. The project has received the necessary environmental clearances; regulatory work is nearing completion. The parties hope to begin construction of the line in 1995.
These expectations are contingent upon obtaining sufficient expression of interest from potential qualified customers.

      The new Western Market Center is a joint venture involving Questar Pipeline and Universal Resources (through a jointly owned subsidiary), Tenneco, Inc., and Entech, Inc. (a division of Montana Power Company). The market center will offer a variety of services such as wheeling, peaking, parking, balancing, and title tracking. It will also include a new header facility that will allow pipelines to flow gas in several different directions and a sophisticated electronic bulletin board that will provide customers with current information on prices (cash and futures) and capacity alternatives.

      In addition to providing transportation services, Questar Pipeline provides gathering services for Mountain Fuel and other customers, under rates that were unbundled from sales-for-resale rates in late 1991. In 1993, Questar Pipeline earned revenues of $20,386,000 from its gathering activities compared to $17,822,000 in 1992.

      During 1993, Questar Pipeline spent $5,743,000 to expand its gathering activities by installing new facilities (including dehydration units as well as laterals) at several different areas in southwestern Wyoming and eastern Utah. It plans to spend $16,300,000 in 1994 to expand gathering facilities.

      All gathering services performed by Questar Pipeline are conducted on an individual contract basis although it has included a statement of gathering rates in its tariffs. Questar Pipeline has agreed to perform gathering services for Mountain Fuel under a four-year agreement with a rate design that varies from the straight fixed-variable (SFV) methodology previously approved by the FERC. The Company has filed the agreement with the FERC and anticipates receiving the necessary approval.

      Questar Pipeline owns 759 miles of gathering lines, compressor stations, field dehydration plants, and measuring stations. Questar Pipeline has long-term easements for its pipelines; its stations and plants are built on property owned in fee or held through long-term easements.

      Questar Pipeline operates a major storage facility at Clay Basin in northeastern Utah and three other storage facilities designed to support Mountain Fuel's peak demand requirements. Questar Pipeline's storage facilities are certificated by the FERC, and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to the approval of the FERC. The Clay Basin storage reservoir has been operational since 1977 and has been providing open-access storage service since June of 1991.

      In early 1993, Questar Pipeline determined to offer additional working gas capacity of approximately 10.3 Bcf, which, together with the necessary cushion gas, would utilize the full certificated capacity of 100 Bcf. (Working gas is gas that is injected and withdrawn. Cushion gas is gas in the formation that is necessary to maintain pressure and is not withdrawn under normal operating conditions.) The success of these efforts motivated Questar Pipeline to request regulatory approval to expand Clay Basin's certificated capacity to 110 Bcf and to add the necessary compressors and storage laterals to expand the working gas capacity from 31 Bcf to 46 Bcf. Questar Pipeline's application was fully supported by firm service customers. Consequently, it was granted the necessary certification in November of 1993.

      Questar Pipeline is currently installing the necessary equipment and plans to inject the additional cushion gas to support the increased working gas capacity as soon as the facilities are completed. It expects to have to the expansion completed in time for working gas to be injected prior to the 1994-95 heating season.

      The storage capacity at Clay Basin is fully subscribed. Mountain Fuel currently has 7.0 Bcf of working gas capacity at Clay Basin and will have 12.5 Bcf after the expansion. Questar Pipeline reserved 3.0 Bcf for maintaining system operations. Other large customers, in addition to Mountain Fuel, include Northwest Pipeline; Washington Natural Gas Company, a utility in Washington; and BC Gas Inc., a utility in British Columbia.

      The FERC issued Order No. 636 in February of 1992. Questar Pipeline filed initial tariff provisions on October 1, 1992, and eventually convinced the FERC that it was necessary to transfer its portfolio of gas purchase contracts and working gas storage capacity to Mountain Fuel. Questar Pipeline's tariff provisions to effect the requirements of Order No. 636 were basically approved by the FERC on August 2, 1993. Questar Pipeline worked closely with its customers, including Mountain Fuel, to handle the transition smoothly and efficiently.

      To comply with Order No. 636, as amended, Questar Pipeline restructured its tariff provisions to provide for firm and interruptible transportation and storage service, no-notice transportation service to former sales customers, a capacity release mechanism for shippers and a SFV rate methodology. It was also required to release its upstream capacity, to provide flexibility receipt and delivery points for firm transportation customers, and to provide an interactive electronic bulletin board to assist with the administration of the new provisions.

      When it was engaged in sales-for-resale activities and had a purchased gas adjustment procedure, Questar Pipeline was required to file a general rate case every three years. It is no longer subject to this requirement. Questar Pipeline has no current plans to file a general rate case and must weigh several competing factors when making such decision. It cannot recover its costs of complying with Order No. 636 or its full cost accrual for postretirement welfare benefits in the absence of a general rate case. Other important considerations include actual revenue generating capability, expectations of allowed return, and revenue crediting issues.

      In a post-Order No. 636 environment, Questar Pipeline cannot expect to receive unconditioned regulatory approvals for new construction proposals without the support of long-term firm service agreements. The FERC is currently imposing at-risk conditions on projects that lack such support. In other words, the FERC is insisting that shareholders, not customers, absorb any underrecovery of costs if the incremental revenues obtained from a new project do not cover the costs. Given the change that has already occurred in the industry and given the expectation of additional change, customers are understandably wary of providing pipelines with long-term contracts for firm service.

      Questar Pipeline opposes the FERC's exercise of jurisdiction over gathering rates and services conducted by pipelines and their affiliates. The FERC has opened a regulatory proceeding and requested information from interested parties on the subject. Questar Pipeline strongly believes that the Natural Gas Act of 1938, as amended, clearly excludes gathering activities from the FERC's jurisdiction. It also maintains that competition currently exists, often between unregulated entities and pipelines, and that federal regulation is not necessary to promote competition.

      Questar Pipeline has several key assets that can contribute to continued success. It has a strategically located and integrated transmission system with interconnections to other major pipelines and with access to major productive areas, storage projects, and markets. It has Clay Basin, a strategically located storage reservoir that has been operational since 1977 and is being expanded in response to expressions of interest. Questar Pipeline also has an extensive gathering system developed to collect gas volumes from producing wells as well as expertise in extracting hydrocarbon liquids from natural gas and is expanding other activities. The proposed Western Market Center is the latest example of Questar Pipeline taking advantage of its strategic location to parlay participation in a joint venture that will expand its activities and expertise.

Natural Gas Distribution Operations

      Mountain Fuel distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 1993, Mountain Fuel was serving
550,184 sales and transportation customers, an increase from the 532,109 customers served as of the end of 1992. (Customers are defined in terms of active meters.) Approximately 96 percent of Mountain Fuel's customers live in Utah; Mountain Fuel distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Mountain Fuel also supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, and Evanston, and the southeastern Idaho community of Preston. Mountain Fuel has the necessary regulatory approvals granted by the Public Service Commission of Utah (the PSCU), the Public Service Commission of Wyoming (the PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

      Within the last six years, Mountain Fuel extended service into portions of central and southwestern Utah, and a small portion of southeastern Idaho (the area surrounding Preston). The most recent leg of the expansion was made possible by the construction of a new pipeline system -- the Kern River line -- traversing Utah. The Company had 25,955 customers in its southern region as of year-end.

      Mountain Fuel's customer growth in 1993 resulted from new housing, the addition of new customers in central and southwestern Utah, and conversions. The population of Mountain Fuel's service area in Utah is growing faster than the national average, and Mountain Fuel expects to add 16,000 to 18,000 customers per year for the next several years.

      Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 1,150 therms per year) uses approximately 75 percent of his total gas requirements in the coldest six months of the year. Mountain Fuel's revenue forecasts used to set rates are based on normal temperatures. Consequently, Mountain Fuel's revenues and resulting net income may be affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in Mountain Fuel's service area were five percent colder than normal in 1993 after being 10 percent warmer than normal in 1992.

      During 1993, Mountain Fuel sold 79,369,000 Dth to residential and commercial customers, compared to 68,635,000 Dth in 1992. The increase was attributable to colder than normal weather and an expanded customer base. Sales to residential and commercial customers were responsible for 90 percent of Mountain Fuel's total revenues in 1993.

      Mountain Fuel has designed its distribution system and annual gas supply plan to handle peak-day demand requirements. The Company periodically updates its peak-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1993-94 heating season, Mountain Fuel is using a peak-day demand of approximately 809,000 Dth. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

      Mountain Fuel's total industrial deliveries continued to increase during 1993, expanding from 56,959,000 Dth in 1992 to 59,619,000 Dth in 1993. Sales to industrial customers increased for the first time in several years and expanded from 5,338,000 Dth in 1992 to 6,514,000 Dth in 1993. The increase in total industrial deliveries reflects Utah's economic revitalization and the strength of several major industries as well as the success of Mountain Fuel's marketing efforts.

      Mountain Fuel has been providing transportation service since 1986; the volumes of gas transported have steadily increased each year since then. Mountain Fuel has worked diligently to retain its transportation customers and to offer them cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Mountain Fuel's sales rates.

      Under Mountain Fuel's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth and uses Mountain Fuel's released capacity on Questar Pipeline's transmission system. Mountain Fuel receives a credit from Questar Pipeline for transportation customers who use Mountain Fuel's released capacity and estimates that this credit will be approximately $9 million in 1994.

      On March 9, 1994, Mountain Fuel also requested regulatory approval of a firm transportation rate schedule available to industrial customers that transport or are obligated to pay for the transportation of at least 120,000 Dth per year and that have firm transportation service on an upstream pipeline. Mountain Fuel has reached an agreement in principle with Utah Power, the local electric utility, to take advantage of this rate schedule once it is approved.

      Mountain Fuel's largest transportation customers, as measured by revenue contributions, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; Utah Power, an electric utility that uses gas for an electric generating plant in Salt Lake City; and the mineral extraction operations of Magnesium Corporation of America that are located west of Salt Lake.

      In late 1993, 55 small industrial customers moved from interruptible transportation to interruptible sales service on Mountain Fuel's system. These customers pay rates based on the Company's average weighted average cost of purchased gas, which is periodically lower for some customers than the cost of purchasing volumes directly from producers and paying transportation rates. Mountain Fuel's tariff permits industrial customers to make annual elections for interruptible sales or transportation service.

      Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties. (As defined, cost-of-service gas includes the gas attributable to royalty interest owners.) Over the last three years, it has satisfied 35-54 percent of its system requirements with the cost-of-service gas produced from such properties. These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Mountain Fuel's investment in these properties is included in its rate base. (A court-approved settlement agreement, described in Note L in the Notes to Consolidated Financial Statements, specifies the terms relating to the ownership and operation of these properties.) During 1993, 47,120,000 Dth were delivered from such properties compared to 33,883,000 Dth in 1992. Mountain Fuel estimates that it had reserves of 428,238 MMcf as of year-end 1993, compared to 399,611 MMcf as of year-end 1992. (The reserve numbers do not include volumes attributable to royalty interests.) The average delivered cost associated with Mountain Fuel's cost-of-service reserves was $1.76 per Dth in 1993, compared to $3.43 per Dth for volumes purchased from other supplies. During 1993, Mountain Fuel recorded $5.4 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Mountain Fuel believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best short- and long-term interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

      As of September 1, 1993, Mountain Fuel became directly responsible for its gas acquisition activities. Prior to that date, Mountain Fuel purchased its remaining gas supply requirements from an affiliated pipeline, Questar Pipeline. As of that date, Mountain Fuel assumed Questar Pipeline's gas purchase contracts. Mountain Fuel has a balanced and diversified portfolio of gas supply contracts with field producers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under longer-term contracts. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In Mountain Fuel's latest semi-annual purchased gas cost filing, Mountain Fuel estimated that its average wellhead cost of field-purchased gas would be $1.93 per Dth for the first six months of 1994.

      Mountain Fuel's gas costs and gas supply planning activities have been the subject of regulatory scrutiny and proceedings.
One long-standing case was finally resolved in September of 1993 when the PSCU issued a full order, complete with findings of fact, in the case involving allegations that Mountain Fuel acted imprudently in purchasing gas supplies from an affiliated pipeline supplier and should refund $80 million to its customers. The PSCU concluded that Mountain Fuel did not act imprudently, under the circumstances, when acquiring gas supplies and denied claims that it should be required to make refunds.

      Mountain Fuel is currently involved in regulatory proceedings in which its costs associated with the settlement of a gas imbalance problem at the Bruff Unit have been challenged. Mountain Fuel's responsibility for gas acquisition activities involves inherent risks of regulatory scrutiny. In a post-Order No. 636 environment, the PSCU and PSCW may become more involved in questioning the prudence of the Company's gas supply activities.

      Mountain Fuel has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Mountain Fuel to retain 85-95 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. These competitive advantages are responsible for Mountain Fuel's ability to attract residential users of alternate energy sources to gas in its new service areas in central and southwestern Utah even though such users are required to pay higher rates than their counterparts in the more populated areas of Utah.

      Although Mountain Fuel is a public utility and has no direct competition from other distributors of natural gas for residential and commercial customers, it competes with other energy sources. Mountain Fuel continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources on a short-term and long-term basis. Utah Power and Pacific Power, which are both part of PacifiCorp, are the primary electric utilities in Utah and portions of southwestern Wyoming, respectively. Although their current rates for residential space heating and water heating are more than twice as high on a Btu basis as Mountain Fuel's rates for such service, Utah Power and Pacific Power provide an ongoing source of competition, particularly as Mountain Fuel attempts to secure incremental load.

      Mountain Fuel is continuing to expand the size of its customer base by entering new service areas. Mountain Fuel is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Most households in Mountain Fuel's service area already use natural gas for space and water heating. Mountain Fuel's market share for other appliances, e.g., ranges and dryers, less than 20 percent, which is significantly lower than its 85-95 percent market share for furnaces and water heaters. Mountain Fuel has commenced marketing campaigns to convince existing customers to take advantage of natural gas's lower prices and greater efficiency by converting other appliances to natural gas. Mountain Fuel also has marketing campaigns to motivate contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes.

      Mountain Fuel believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional appliances to natural gas. Consequently, Mountain Fuel has worked to develop and follow an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas.

      Mountain Fuel's rates for general service customers in Utah continue to be lower than they were ten years ago. Using rates in effect as of January 1, 1994, the typical residential customer in Utah would have an annual bill of $533.30, compared to an annual bill of $607.07, using rates in effect as of January 1, 1985.

      The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Mountain Fuel's service area and provides an alternative delivery source to Mountain Fuel's transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of Kern River. The existence of this interstate pipeline system has made it possible for Mountain Fuel to extend service into a new area in Utah and to develop a second source of supply for its southern system. Mountain Fuel also plans to obtain a tap on Kern River's line in the Wasatch Front in order to obtain an additional source for peak-day gas supply.

      Within the last several years, Mountain Fuel has increased its activities to encourage the use of natural gas as a fuel in automobiles, trucks, and buses. Mountain Fuel has expanded the number of its service vehicles using natural gas and has helped convert fleet vehicles owned by several state agencies, commercial businesses, municipalities, and others. Within the next three months, Mountain Fuel will have a total of 30 natural gas refueling stations within its service area; the majority of these stations are open to the public. Mountain Fuel is actively promoting the environmental advantages of natural gas. Portions of Mountain Fuel's service area do not satisfy the ambient air quality standards set by the federal Environmental Protection Agency.

      As a public utility, Mountain Fuel is subject to the jurisdiction of the PSCU and PSCW. (Mountain Fuel's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, Mountain Fuel's Idaho customers are regulated by the PSCU.) Mountain Fuel's natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions.

      Mountain Fuel filed general rate case applications with the PSCW and the PSCU in the spring of 1993. In Wyoming, Mountain Fuel negotiated a stipulation that was approved by the PSCW on July 12, 1993. Under the terms of this stipulation, Mountain Fuel was permitted to reflect an increase of $601,000 (compared to a requested deficiency of $819,000) in its rates effective August 1, 1993, and was also permitted to later increase its rates by an additional $120,000 per year to reflect higher tax rates and costs associated with direct responsibility for gas supply. The stipulation included a 10.4 percent return on rate base, but did not specify an authorized return on equity.

      Mountain Fuel's Utah general rate case involved protracted proceedings and hearings. Mountain Fuel was permitted to use an historic test year ending October 1, 1993, and decreased its revenue deficiency from $18.0 million in April of 1993 to $10.3 million in October of 1993, as actual test-year data replaced forecast information. Mountain Fuel originally requested a return on equity of 12.5 percent, but lowered this request to
12.1 percent in response to lower interest rates.

      On January 10, 1994, the PSCU issued an order authorizing a return on equity of 11.0 percent and specified an annualized decrease of $1.6 million in Mountain Fuel's rates. The PSCU, in its order, also approved stipulations on purchased gas, gathering, transportation, working gas and storage costs; the treatment of revenue credits generated by Mountain Fuel as a result of temporarily releasing firm capacity of Questar Pipeline's system; and the handling of working gas costs in Mountain Fuel's gas balancing account. As a result of this stipulation on working gas costs, $2.1 million of costs reflected in Mountain Fuel's general rate case application were added to its gas balancing account. The PSCU, in its order, also required Mountain Fuel to recognize unbilled revenues for ratemaking purposes on a five-year phase-in basis. The order does permit Mountain Fuel to accrue for postretirement welfare benefits (medical coverage and life insurance).

      The PSCU, on February 22, 1994, granted Mountain Fuel's petition for rehearing of its order with respect to the issues of return on equity and unbilled revenues. It requested Mountain Fuel and other interested parties to file additional testimony on unbilled revenues and set a hearing date of April 18, 1994.

      Mountain Fuel is concerned about its financial ability to add 16,000-18,000 customers per year when the PSCU insists on using an historic test year and refuses to adjust the test year data for known future changes. Mountain Fuel believes that its risks of operating in a post-Order No. 636 environment are greater than prior to the industry restructuring and is convinced that the PSCU's order fails to recognize the impact of such changes.

      Mountain Fuel currently plans to file another general rate case with the PSCU during late 1994 or early 1995. This plan may change as a result of any action taken by the PSCU on rehearing.

      Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 16,946 miles of street mains, service lines, and interconnecting pipelines. Mountain Fuel currently owns an office building in downtown Salt Lake City, Utah and is constructing a new office building adjacent to a warehouse, garage, and operations center in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and lines are constructed pursuant to franchise agreements or rights-of-way. Mountain Fuel has fee title to the properties on which its office building and operation and service centers are constructed.

Other Operations

      In addition to the three major lines of business, Questar has other operations that are discussed in detail below.

      Questar Development Corporation. Questar Development has been functioning since 1984 to handle business development investments and real estate projects. A subsidiary, Interstate Land Corporation (Interstate Land), owns and manages real estate properties in Utah, Idaho, and Wyoming. Since 1989, Questar Development has been a one-third owner in FuelMaker Corporation, a Canadian corporation that develops, manufactures, and markets small compressors to be used when refueling natural gas vehicles in remote locations or residences. In addition to its investment in FuelMaker, Questar Development has an equity investment in several Utah-based companies engaged in research and development activities.

      Questar Service Corporation. Questar Service operates data processing facilities and provides data processing services for other members of the Questar group of companies. It also operates a network of microwave facilities, all of which are located in Mountain Fuel's service area or near Questar Pipeline's transmission lines, for members of the affiliated group. Services are priced to recover operating expenses and a return on investment. During 1993, Questar Service expanded services for nonaffiliated parties and expects to expand the scope and level of such services. It is also engaged in marketing efforts to sell software developed by its employees.

Discontinued Operations

      On October 15, 1993, the Company and Advanced MobileCom, Inc. (AMI) agreed to sell their specialized mobile radio (SMR) subsidiaries to Nextel Communication Inc. Questar Telecom had previously announced an agreement to form a new entity with the AMI subsidiary to consolidate SMR assets and to build out enhanced SMR systems in Las Vegas, Nevada, and other selected locations. Pursuant to the terms of the agreement with Nextel, the Company will exchange 100 percent of Questar Telecom's stock for 3,886,000 shares of Nextel's common stock in a transaction that was designed to be nontaxable.

      The parties to the transaction have each received a request from the Department of Justice for data relating to the effect of the proposed transaction on competition within the SMR markets. The parties expect to close the transaction after complying with this request and obtaining the necessary approval from the Federal Communications Commission to transfer the licenses.

      Nextel has constructed an enhanced SMR system in Los Angeles and is designing and building such systems in other locations.
It is positioned to be the first national operator of SMR and enhanced SMR systems. The Company believes that it increased shareholder value by agreeing to sell Questar Telecom to Nextel.

Employees

      As of December 31, 1993, Questar and its affiliates had 2,596 employees compared to 2,545 at year-end 1992. (Both numbers exclude Questar Telecom employees.) None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees. Employee relations are generally deemed to be satisfactory.

Environmental Matters

      Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 1993, Questar and its affiliates continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems.
Entrada's liability for contamination is described in "Legal Proceedings" and in Note I in the Notes to Consolidated Financial Statements. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to it's capital expenditures and operating costs.

      As noted earlier, Questar is actively promoting the environmental advantages of natural gas in comparison to other fuels. It has actively participated in various clean air committees and has promoted the use of natural gas in automobiles. Questar's management believes that increasing concerns about environmental pollution will result in an increased demand for natural gas.

Research and Development

      Mountain Fuel has the primary responsibility for the Company's research and development activities. It evaluates gas conversion equipment, gas piping, and engines using natural gas and also evaluates technological developments with electrical appliances and was involved in a special project to field test two gas engine heat pumps. In addition to conducting research activities and funding research activities of entities in which the Company has an equity position, Questar and its affiliates also contribute to research and development projects of industry associations, e. g., the Gas Research Institute. The total dollar amount spent by Questar on research and development activities either directly or through contributions is not material.

Oil and Gas Operations

      Oil and gas operations are material to the business functions and financial condition of Questar. (All information set forth below relates to the Company on a consolidated basis.) Certain information concerning the Company's oil and gas operations is presented in Note N in the Notes to Consolidated Financial Statements. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

      Reserve Reports. The following is a reconciliation of reserve quantities reported in Note N in the Notes to Consolidated Financial Statements and reserve quantities reported to other regulatory agencies:

      Questar is reporting 620 Bcf of natural gas reserves at year-end 1993. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

      Mountain Fuel files information using a Form 2 format with the PSCU and PSCW and lists gas reserves of 505 Bcf (working interest) at December 31, 1993, which include reserves attributable to royalty interests. The 428 Bcf (net revenue interest) reported as cost-of-service reserves in Note N exclude reserves attributable to royalty interests.

      Questar Pipeline files a Form 2 (Annual Report) with the
FERC.  The Form 2 discloses Questar Pipeline's cushion gas of 47
Bcf at December 31, 1993. This gas is not included in the total reserve number.

      Oil and Gas Production.1

                                    1993     1992     1991
      Natural gas (MMcf)            67,807  54,249  41,845
      Oil (Mbbl)                     2,056   2,175   2,148

      1 Production quantities from all properties, including cost-of-service properties.

      Average Sales Price. 2

                                     1993     1992    1991
      Natural gas per Mcf            $1.85   $1.65   $1.68
      Oil per Bbl                    16.68   18.64   21.56

      2 Average sales price is calculated on production excluding cost-of-service volumes.

      Average Production (Lifting) Cost. The average production cost per energy equivalent Mcf (Mcfe) excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6,000 cubic feet of gas.

                                     1993     1992     1991
      Production cost per Mcfe      $ .60    $ .68    $ .91

      Producing Wells at December 31, 1993.

                                              Gas      Oil
      Gross wells                            2,238      917
      Net wells                                633      146

      The number for gross wells includes 15 wells with multiple completions.

      Leasehold Acreage at December 31, 1993. Questar can retain its interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. All leasehold acreage is located in the United States. Approximately 85 percent of the unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 15 percent is attributable to fee leases that generally have three-five year terms. About 53 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken.

      The following chart lists the Company's productive and unproved acreage by state:

          State               Productive                Unproved
                            Gross         Net        Gross         Net
      Arkansas               956          499          587         389
      Colorado            92,517       69,719      239,550     189,471
      Indiana                                          269         235
      Kansas                                           160          65
      Michigan               169           28                       79
      Montana             11,042        5,532       19,910      12,703
      Nebraska             2,800        1,435        2,880         721
      Nevada                 520          520       19,851      19,851
      New Mexico          47,780       43,768       17,533      16,154
      North Dakota                                     480         181
      Oklahoma           149,073       53,044       24,041      10,257
      Texas               51,547        9,022        7,160       3,075
      Utah                61,684       40,311       81,006      58,127
      Wyoming            217,680      152,452      323,227     223,600

          Total          635,768      376,330      736,654     534,908

      Net Productive and Dry Wells Drilled.

                    Exploratory Wells        Development Wells
                 1993     1992    1991     1993    1992    1991
      Productive   1        4       2       63      44      19
      Dry          5        2       6        7       5       3

      Total        6        6       8       70      49      22

      Present Activities. At year-end 1993, Questar affiliates had a working interest in 19 wells waiting on completion and 8 wells being drilled.

      Delivery Commitments. Mountain Fuel is obligated to deliver natural gas to about 550,000 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

      The three E&P companies sell a majority of their noncost-of-service oil and gas production on the spot-market or under short-term contracts that provide for price readjustments.

ITEM 3.  LEGAL PROCEEDINGS

      There are various legal proceedings pending against the Company and its affiliates. While it is not feasible to predict or determine the outcome of these proceedings, the Company's management believes that the outcome will not have a material adverse effect on the Company's financial position. Litigation involving certain environmental matters is described below.

      Questar, Entrada, and Mountain Fuel have each been named a "potentially responsible party" for contaminants on property owned by Entrada in Salt Lake City, Utah. The property, known as the Wasatch Chemical property, was the location of chemical operations conducted by Entrada's Wasatch Chemical division, which ceased operation in 1978. A portion of the property is included on the national priorities list, commonly known as the "Superfund" list.

      In September of 1992, a consent order governing clean-up activities was formally entered by the federal district court judge presiding over the underlying litigation involving the property. The underlying lawsuits seek declaratory relief that the named potentially responsible parties, including the Questar affiliates and unrelated parties, are liable for the expense of the investigation and clean-up. The consent order was agreed to by Questar, Entrada, and other affiliates as well as the Utah Department of Health and the Environmental Protection Agency. Entrada has settled with the named unrelated parties and has assumed the liability of such parties.

      Entrada has obtained approval for a specific design using in situ vitrification procedure to clean up the Wasatch Chemical property and expects this process to begin before year-end. The clean-up procedure may take as long as three years.

      Entrada has recorded all costs spent on the matter and has accounted for all settlement proceeds, accruals, and insurance claims. It has received cash settlements, which together with accruals and insurance receivables, should be sufficient for future clean-up costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of stockholders during the last quarter of 1993.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note O in the Notes to Consolidated Financial Statements. As of March 21, 1994, Questar had 11,614 shareholders of record and estimates that it had an additional 10,000 -- 12,000 beneficial holders.

ITEM 6.  SELECTED FINANCIAL DATA

                                    Year Ended December 31,
                                        1993        1992        1991        1990        1989
                                    (In Thousands)
Revenues                               $660,430    $591,346    $624,263    $532,035    $508,836
Operating expenses
  Natural gas purchases                 224,500     201,018     247,762     174,539     157,554
  Other expenses                        287,636     252,792     243,197     239,279     244,804
    Total operating expenses            512,136     453,810     490,959     413,818     402,358
    Operating income                   $148,294    $137,536    $133,304    $118,217    $106,478

Income from continuing operations       $84,464     $73,771     $66,752     $59,221     $51,500
Loss from discontinued operations        (2,772)     (2,437)     (2,719)     (1,701)       (743)
Cumulative effect of change in
  accounting for income taxes                         9,303
  Net income                            $81,692     $80,637     $64,033     $57,520     $50,757

Earnings per common share
  Income from continuing operations       $2.10       $1.85       $1.70       $1.49       $1.30
  Loss from discontinued operations       (0.07)      (0.06)      (0.07)      (0.04)      (0.02)
  Cumulative effect                                    0.23
    Net income                            $2.03       $2.02       $1.63       $1.45       $1.28

Dividends per common share                $1.09       $1.04       $1.01       $0.97      $0.945
Book value per common share               14.99       13.92       12.78       11.96       11.54
Total assets                          1,417,687   1,320,358   1,212,519   1,148,340   1,079,912
Net cash provided from operating
  activities                            194,982     160,179     156,029     123,328     116,768
Capital expenditures                    168,388     180,061     142,250     149,086      97,768
Capitalization
  Long-term debt                       $371,713    $364,594    $354,327    $328,012    $275,371
  Redeemable cumulative preferred
    stock                                 7,525       8,726       9,955      11,155      12,396
  Common stock                          601,942     553,810     501,968     460,473     455,823
    Total capitalization               $981,180    $927,130    $866,250    $799,640    $743,590

Note - Selected financial data for 1989-1992 has been reclassified for the reporting of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Questar Corporation's income from continuing operations was $84,464,000, or $2.10 per share, in 1993, compared with $73,771,000, or $1.85 per share, in 1992 and $66,752,000, or $1.70 per share, in 1991.

Exploration and production operations had 1993 income of $36,325,000, compared with $27,762,000 in 1992 and $20,965,000 in 1991. Natural gas
production and prices increased in 1993 but were partially offset by lower oil production and prices.

Natural gas transmission operation's 1993 income was $23,275,000 compared with $22,463,000 in 1992 and $22,057,000 in 1991. Questar Pipeline began operating in accordance with Federal Energy Regulatory Commission (FERC) Order No. 636 in September 1993. The demand component of rates is now structured to recover 94% of the cost of service.

Natural gas distribution operations earned $25,069,000 in 1993 compared with $23,395,000 in 1992 and $25,074,000 in 1991. The 1993 weather was 5%
colder than normal and 16% colder than 1992.

In October 1993, Questar announced that it had reached a binding agreement to sell Questar Telecom to Nextel Communications, Inc. (Nextel). The sale is expected to be completed in the first half of 1994.

Questar spent $168,388,000 for capital expenditures in 1993 and estimates 1994 capital expenditures to be $300,000,000. Cash provided from operating activities financed the majority of the 1993 expenditures. Long-term debt represented 38% of consolidated capitalization at December 31, 1993.

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION - Celsius Energy, Universal Resources and Wexpro conduct exploration and production (E&P) operations. Following are operating income and statistics for these operations:

                                    Year Ended December 31,
                                        1993        1992        1991
                                    (Dollars In Thousands)
OPERATING INCOME
Revenues
  Natural gas production                $59,911     $40,611     $23,867
  Oil and natural gas liquid
    production                           32,965      38,669      43,922
  Natural gas marketing                 131,176     114,819     129,822
  Cost-of-service gas operations         49,595      43,324      33,783
  Other                                   2,800       4,144       3,095
        Total revenues                  276,447     241,567     234,489
Operating expenses
  Natural gas purchases                 127,312     113,527     122,989
  Operating and maintenance              36,769      35,289      33,054
  Depreciation and amortization          44,614      35,517      28,142
  Oil-income sharing                      1,028       3,389       4,190
  Other taxes                            17,337      11,604      12,879
                                        227,060     199,326     201,254
        Operating income                $49,387     $42,241     $33,235

OPERATING STATISTICS
  Production volumes
    Natural gas (in MMcf)                32,299      24,550      14,193
    Oil and natural gas liquids
      (in Mbbls)                          1,975       2,075       2,038
  Production revenue
    Natural gas (per Mcf)                 $1.85       $1.65       $1.68
    Oil (per bbl)                         16.68       18.64       21.56
  Gas marketing volumes (in Mdth)        65,143      72,712      93,967

Noncost-of-service natural gas production increased 32% in 1993 following a 73% 1992 increase. The E&P group increased natural gas reserves over the last several years through a successful natural gas exploration, development and acquisition program. The E&P group changed its production strategy in the last half of 1992 by increasing natural gas production to near full capacity. Higher prices and lower full cost amortization rates allowed the E&P group to produce at this level.

The natural gas sales price increased 12% in 1993 after a 2% decline in 1992. The E&P group sold the majority of its 1993 and 1992 production based on spot-market or short-term contracts. The national market price of natural gas increased in 1993 because excess delivery capacity decreased. Although Rocky Mountain region natural gas is sold at a lower price than the national average, the differential decreased in 1993. Current low oil prices may limit increases in natural gas prices because many industrial energy users have the ability to switch from natural gas to fuel oil.

Oil and natural gas liquid production decreased 5% in 1993 and increased 2% in 1992. Declining production in mature fields was partially offset by oil reserve increases. The E&P group has focused most of its exploration and development efforts towards natural gas reserves in the last few years, which has lessened the significance of oil and natural gas liquid production to the Company.

Oil and natural gas liquid prices decreased 11% in 1993 and 14% in 1992 as a result of worldwide production increases. The price at the end of 1993 was lower than the average for the year, and therefore, 1994 prices may be lower than 1993. Declining oil prices reduced the oil income sharing paid by Wexpro to Mountain Fuel as required by the Wexpro settlement agreement. See Note L in the Notes to the Consolidated Financial Statements for a description of this agreement.

Natural gas marketing volumes decreased 10% in 1993 and 23% in 1992. The E&P group changed its marketing strategy from a high volume program to targeting premium markets and marketing of E&P group production (marketing volumes do not include E&P group production). The margin from gas marketing was $3,864,000 in 1993 compared with $1,292,000 in 1992 and $6,833,000 in 1991. The E&P group uses natural gas futures and options to reduce the risk associated with the marketing activity.

Wexpro's revenue from cost-of-service gas operations increased 14% in 1993 and 28% in 1992 as a result of additional investment in gas-development wells and recovery of higher costs associated with increased production. Wexpro's net investment in cost-of-service gas operations was $92,561,000, $81,261,000, and $71,936,000 at December 31, 1993, 1992 and 1991,
respectively. Wexpro has increased its investment primarily through participation in infill-drilling programs in the Church Buttes, Bruff, and Birch Creek fields in southwestern Wyoming.

In the first quarter of 1994, the E&P group announced two acquisitions of oil and gas reserves, processing plants, gathering systems and leasehold acreage for a cost of $117,100,000. The E&P group obtained oil and gas reserves of approximately 115 Bcf equivalent located in the Midcontinent and San Juan Basin regions. These acquisitions increase the noncost-of-service oil and gas reserves by approximately 45%.

NATURAL GAS TRANSMISSION - Questar Pipeline conducts natural gas transmission, storage, and gathering operations. Following are operating income and statistics for these operations:

                                    Year Ended December 31,
                                        1993        1992        1991
                                    (Dollars In Thousands)
OPERATING INCOME
Revenues
  Sales for resale                      $81,813    $133,059    $172,631
  Transportation                         51,590      43,912      41,122
  Gathering                              20,386      17,822       6,926
  Storage                                14,698       7,798       6,572
  Other                                   3,141       1,995       3,049
        Total revenues                  171,628     204,586     230,300
Operating expenses
  Natural gas purchases                  56,022      93,024     124,069
  Operating and maintenance              48,356      46,601      46,699
  Depreciation and amortization          14,084      13,699      13,187
  Other taxes                             3,915       3,842       3,630
                                        122,377     157,166     187,585
        Operating income                $49,251     $47,420     $42,715

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Sales for resale to Mountain
      Fuel                               24,337      38,981      47,634
    Transportation
      For Mountain Fuel                  65,061      33,883      34,581
      For other customers               149,188     171,097     164,989
        Total transportation            214,249     204,980     199,570
        Total system throughput         238,586     243,961     247,204
    Gathering
      For Mountain Fuel                  44,432      48,164      20,110
      For other customers                48,336      25,901      13,641
        Total gathering                  92,768      74,065      33,751
  Natural gas revenues (per dth)
    Sales for resale                      $3.36       $3.41       $3.62
    Transportation                         0.24        0.21        0.21
    Gathering                              0.22        0.24        0.21
Natural gas purchase cost (per dth)       $2.28       $2.53       $2.36

Effective September 1, 1993, Questar Pipeline began operating in accordance with FERC Order No. 636, which restructured the operations of natural gas transmission companies. The order unbundled the sales-for-resale service from the transportation, gathering and storage services. Questar Pipeline
eliminated its merchant function.   That activity was assumed by Mountain
Fuel along with the gas-purchase contracts.

Order No. 636 requires a greater percentage of the cost of service to be collected through demand charges. The percentage of costs included in the demand component of rates increased from 66% prior to implementation to about 94% after implementation. Substantially all of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. The customers can release that capacity to third parties when it is not required for their own needs. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or approximately 85% of the total transportation capacity.

As a result of these changes in the rate structure, Questar Pipeline's transportation throughput volumes do not have a significant impact on short-term operating results. Firm-transportation customers continue to pay the same demand charges regardless of actual volumes transported. After $1.5 million in revenues are received from interruptible transportation customers, 90% of the remaining revenues from the transportation of gas for interruptible customers is credited back to firm customers. Questar Pipeline is allowed to retain all interruptible-transportation revenues from projects that have not been included in the transportation rate case.

Total transmission system throughput decreased 2% in 1993 and 1% in 1992. Throughput for Mountain Fuel (including sales for resale and transportation) increased 23% in 1993 and decreased 11% in 1992. The 1993 increase was primarily due to colder weather in Mountain Fuel's service area. Expiring contracts resulted in deceased throughput for other customers.

Reported gathering volumes increased 25% in 1993 and more than doubled in 1992. The 1993 increase was due to higher gas production in the Company's operating areas, including production from affiliates. The 1992 increase was mostly due to a change in rate structure that unbundled gathering from sales for resale. Questar Pipeline began billing separately for gas gathering service provided on sales-for-resale volumes in November 1991.

Storage revenues increased 88% in 1993 and 19% in 1992. Customers have subscribed to all available working natural gas storage at Questar Pipeline's Clay Basin storage field. A portion of the 1993 increase was due to unbundling of storage services for Mountain Fuel that were included with the sales for resale prior to the implementation of Order No. 636.

Order No. 636 allows pipelines to receive rate coverage for all prudently incurred transition costs associated with the restructuring. Questar Pipeline incurred capital costs of approximately $9 million in conjunction with Order No. 636 implementation. Most of these costs were for electronic metering and a bulletin board system and are expected to be included in the next general rate case.

NATURAL GAS DISTRIBUTION - Mountain Fuel conducts natural gas distribution operations. Following are operating income and statistics for these operations:

                                    Year Ended December 31,
                                        1993        1992        1991
                                    (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales     $360,210    $330,920    $368,266
  Industrial sales                       21,678      19,878      25,496
  Industrial transportation               5,898       6,252       5,375
  Other                                  14,605      15,997      17,622
        Total revenues                  402,391     373,047     416,759
Operating expenses
  Natural gas purchases                 230,139     218,123     253,111
  Operating and maintenance              92,486      79,975      80,824
  Depreciation and amortization          23,244      20,713      19,231
  Other taxes                            10,013       9,839       8,706
                                        355,882     328,650     361,872
        Operating income                $46,509     $44,397     $54,887

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales     79,369      68,635      76,324
    Industrial deliveries
      Sales                               6,514       5,338       7,263
      Transportation                     53,105      51,621      45,977
        Total industrial                 59,619      56,959      53,240
        Total deliveries                138,988     125,594     129,564
  Natural gas revenue (per dth)
    Residential and commercial            $4.54       $4.82       $4.83
    Industrial sales                       3.33        3.72        3.51
    Transportation for industrial
      customers                            0.11        0.12        0.12
Natural gas purchase price (per dth)      $2.52       $2.83       $2.80
Heating degree days (normal 5,803)        6,073       5,235       6,084
Number of customers at end of period    550,184     532,109     515,825

Natural gas volumes sold to residential and commercial customers increased 16% in 1993 following a 10% decrease in 1992. Temperatures were 5% colder than normal in 1993 and 10% warmer than normal in 1992. The number of customers increased 3.4% in 1993 and 3.2% in 1992 because of expanding population and construction in Mountain Fuel's service area.

Natural gas deliveries to industrial customers increased 5% in 1993 and 7% in 1992, due to increased usage by metals, mining and petroleum customers. These customers are using more natural gas because of expanded operations and environmental concerns. The Company's industrial customers have not switched to residual fuel oil with the decline in oil prices because gas prices have been competitive and sufficient fuel oil is not readily available.

Mountain Fuel assumed the responsibility for purchasing its own gas supplies on September 1, 1993, when Questar Pipeline began operating in accordance with FERC Order No. 636. Questar Pipeline transferred its gas purchase contracts to Mountain Fuel. The majority of these contracts are priced using a current natural gas market value. Mountain Fuel also acquired an inventory of working gas to meet customer requirements.

Mountain Fuel has reserved transportation capacity on Questar Pipeline's system of approximately 800,000 decatherms per day and pays an annual demand charge of $49.2 million for this reservation. Mountain Fuel releases excess capacity to its industrial transportation or other customers and receives a credit from Questar Pipeline for the majority of Questar Pipeline's interruptible-transportation revenues.

Mountain Fuel reached a settlement of its Wyoming general rate case in July 1993, with the new rates effective August 1, 1993. The settlement approved an annualized increase in rates of $721,000, including recovery of costs attributable to FERC Order No. 636 and higher federal income tax rates.

In April 1993, Mountain Fuel filed a general rate case with the Public Service Commission of Utah (PSCU). The original rate increase request was revised to $10.3 million based on September 30, 1993 results and included a 12.1% rate of return on equity. Hearings on the case were held in November 1993 and a rate order was received in January 1994. The PSCU rate order granted Mountain Fuel a $1.6 million decrease in general rates and a $2.1 million increase in costs allowed through the purchased-gas adjustment account for a net increase in rates of $500,000. The PSCU allowed a return on equity of 11%, required Mountain Fuel to reduce rates over a five-year period for unbilled revenues, and disallowed rate coverage for certain incentive compensation and advertising costs. Mountain Fuel requested a rehearing of the PSCU order for the allowed return on equity and the treatment of unbilled revenues, and the PSCU granted a rehearing on these issues.

OTHER OPERATIONS - Following is a summary of the results from Questar's other operations:

                                    Year Ended December 31,
                                        1993        1992        1991
                                    (In Thousands)
INCOME (LOSS) FROM CONTINUING
  OPERATIONS
      FuelMaker                         ($1,710)    ($1,429)    ($1,242)
      Corporate and other                 1,505       1,580        (102)
                                          ($205)       $151     ($1,344)

Questar owns a one-third interest in FuelMaker Corp., a Canadian company that is developing a natural gas vehicle refueling appliance for commercial or home use. Losses continued in 1993 as FuelMaker completed the design and began production of a new model. FuelMaker plans to begin full-scale production of the new model in 1994.

Corporate and other operations generated positive income in 1993 and 1992 due to lower interest and operating expenses compared with a loss in 1991.

The Company's subsidiary, Entrada Industries, Inc., has been named as a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Entrada has proposed a remediation that has received approval from the Environmental Protection Agency and the Utah Department of Health. The Company has reached settlements with the other major potentially responsible parties and has established an accrual for the remedial work costs. Management believes that current accruals of $7,239,000 will be sufficient for estimated future clean-up costs, which are expected to be incurred over the next several years. The Company has recorded a receivable from an insurance company of $3,500,000 for expected payments related to the Wasatch Chemical clean-up. Additional amounts may be collected from the insurance company if clean-up costs are higher than anticipated.

DISCONTINUED OPERATIONS - In October 1993, the Company announced that it had reached a binding agreement to sell Questar Telecom to Nextel. The Company will receive 3,886,000 shares of Nextel common stock in exchange for all of the common stock of Questar Telecom. The operating results for Questar Telecom have been reported as discontinued operations since Questar Telecom represented all of Questar's investment in the specialized mobile radio business.

The sale of Questar Telecom is expected to be completed in the first half of 1994, at which time Questar expects to recognize a gain on the transaction based on the Nextel stock price. Questar's net investment in Questar Telecom is anticipated to be approximately $40 million at the time of the sale, including the acquisition of approximately $11 million of additional channels as required by the sale agreement. Nextel common stock was $37 1/4 per share at December 31, 1993. Net losses from Questar Telecom subsequent to the sale agreement have been deferred until the sale is recorded. Questar has agreed to continue operating the Questar Telecom business and provide any working capital requirements until the sale is completed.

CONSOLIDATED OPERATING RESULTS - Consolidated revenues increased 12% in 1993 due to higher natural gas production from the E&P group and greater volumes sold by Mountain Fuel to residential and commercial customers. Consolidated revenues decreased 5% in 1992 because of lower gas marketing volumes and reduced sales to residential and commercial customers.

Natural gas purchases increased 12% in 1993 after decreasing 19% in 1992 because of greater volumes sold by Mountain Fuel. Operating and maintenance expenses increased 10% in 1993 and 1% in 1992. Major reasons for the 1993 increase were: more customers and expanded service territory for Mountain Fuel, recording of postretirement medical and life insurance benefits on an accrual basis, increased natural gas production and restructuring of Questar Pipeline operations in accordance with FERC Order No. 636. Depreciation and amortization expense increased 18% in 1993 and 13% in 1992 due to capital expenditure programs in all lines of business and higher natural gas production. The full cost amortization rate was $.80 per Mcfe in 1993 compared with $.79 in 1992 and $.99 in 1991.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. The Company is amortizing the transition obligation over a 20-year period. Total cost of postretirement benefits other than pensions under SFAS No. 106 was $5,918,000 in 1993 compared with the costs based on cash payments to retirees plus the prefunding of some benefits totaling $1,553,000 in 1992 and $1,740,000 in 1991.

Mountain Fuel and Questar Pipeline account for approximately 57% and 18% of the postretirement benefit costs, respectively. The impact of SFAS No. 106 on Questar's future net income will be mitigated by recovery of these costs from customers. Both the PSCU and the Public Service Commission of Wyoming
(PSCW) allowed Mountain Fuel to recover future SFAS No. 106 costs in the 1993 rate cases if the amounts are funded in an external trust. The FERC issued an order granting rate recovery methodology for SFAS No. 106 costs to the extent that pipeline companies contribute the amounts to an external trust. Questar Pipeline expects to receive coverage of future SFAS No. 106 costs in its next general rate case and recovery of costs in excess of the amounts currently included in rates for the period from 1993 to the rate case filing if the rate case is filed prior to January 1, 1996.

Debt expense decreased 5% in 1993 because of lower rates and the refinancing of higher cost debt in 1993 and 1992.

The effective income tax rate was 28.4% in 1993, 32.0% in 1992, and 36.8% in 1991. The 1993 and 1992 rates were lower because of tight-sands gas production credits of $11,026,000 in 1993 and $5,722,000 in 1992. The higher production credits in 1993 were partially offset by an increase in the federal income tax rate to 35% effective January 1, 1993. Mountain Fuel and Questar Pipeline recorded the change in deferred income taxes resulting from the increase in the federal tax rate as an increase to income taxes recoverable from customers since the regulatory commissions have adopted procedures to include underprovided deferred taxes in rates on a systematic basis.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 112, Accounting for Postemployment Benefits. This statement requires the Company to recognize the liability for postemployment benefits when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated, but before retirement benefits are paid. The Company's principal liability under SFAS No. 112 is a long-term disability program. The Company is required to adopt SFAS No. 112 in the first quarter of 1994 and recognize a cumulative effect of a change in accounting method amounting to approximately $3,300,000. Some of this amount may be recovered from Mountain Fuel's and Questar Pipeline's customers through subsequent rate changes. The effect on ongoing net income is not expected to be significant.

The FASB has issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to be effective beginning in 1994. This statement requires companies to adjust the value of the majority of investments to fair value. The statement would not have a significant impact on current operations, but will require Questar to carry the investment in Nextel stock to be received from the sale of Questar Telecom at fair value.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met the majority of its cash needs for capital expenditures and dividend payments with cash from operations for the last three years. Net cash from operating activities was $194,982,000 in 1993, $160,179,000 in 1992, and $156,029,000 in 1991. Higher income from continuing operations, and increased depreciation and amortization contributed to the higher 1993 amount. Reduced gas storage inventory and increased accounts payable and accrued expenses also provided a source of cash in 1993.

Following is a summary of capital expenditures for 1993, and a forecast of projected 1994 expenditures, which is subject to board of director approval.

                                                    1994
                                                 Estimated      1993
                                                (In Thousands)
Exploration and production
            Exploration                              $7,100      $8,780
            Development                              18,900      22,385
            Leasehold acquisitions                    1,200       1,262
            Reserve acquisitions                    117,100       1,228
            Cost-of-service gas development          15,700      21,829
            Other                                                 2,306
                                                    160,000      57,790
Natural gas transmission
            Clay Basin cushion gas and expansion     39,000      30,070
            Transmission lines                        7,700       4,856
            Gathering facilities                     16,300       5,743
            Order 636 transition costs                            4,313
            TransColorado pipeline                    2,300         354
            General and other                         5,600       2,244
                                                     70,900      47,580
Natural gas distribution
            New-customer service equipment           16,700      16,749
            Distribution system                       8,900       9,295
            Buildings                                 8,900      10,993
            Computer software and hardware            6,400       4,702
            General and other                        10,500       8,919
                                                     51,400      50,658
Other operations
            Investment in Questar Telecom            11,000       5,300
            Other                                     6,700       7,060
                                                     17,700      12,360
                                                   $300,000    $168,388

The exploration and production operations participated in 206 wells in 1993, of which 143 were completed as gas wells, 11 were oil wells, 25 were dry holes and 27 were in progress at year end. The 1993 drilling program had an overall success rate of 86% and included the completion of tight-sands gas credit wells that were spudded in 1992.

In the first quarter of 1994, the E&P group announced two acquisitions of oil and gas reserves, processing plants, gathering systems and leasehold acreage for a cost of $117,100,000. The E&P group obtained oil and gas reserves of approximately 115 Bcf equivalent located in the Midcontinent and San Juan Basin regions. The first acquisition was for properties from Petroleum, Inc. and was completed in January 1994 at a cost of $22,600,000. This purchase was financed with short-term debt. In the second acquisition, the E&P group acquired the properties of Amax Oil & Gas's northern division at a cost of $94,500,000 through an alliance with Union Pacific Resources Corporation. This transaction is expected to be closed in the first half of 1994 and will be financed with short-term debt and an expansion of the production-based long-term credit facility.

Questar Pipeline is expanding the capacity of its Clay Basin underground gas storage facility. After expansion, the storage field will have a total capacity of 110 Bcf, including 46 Bcf of working gas storage. Capital expenditures include the purchase of cushion gas. The first phase of the expansion project is expected to be completed in mid-1994.

Questar Pipeline is a one-third partner in the TransColorado pipeline project. The Company estimates the total cost of this project at $184 million, with Questar Pipeline's equity investment approximately $18 million. Construction of the pipeline has been delayed pending receipt of final regulatory approvals and completion of contracts with shippers.

Mountain Fuel's number of customers increased 18,075 during 1993 and 16,284 in 1992 due to population growth and building construction activity in its service area. The 1994 capital expenditures anticipate a similar level of customer growth.

Questar estimates that it will invest an additional $11 million in Questar Telecom for the purchase of FCC licenses and working capital requirements prior to the completion of the sale of Questar Telecom to Nextel.

The Company funded its 1993 capital expenditures primarily with cash provided from operations. The Company expects to finance the 1994 capital expenditure program with: cash provided from operations, an expansion of the E&P production-based credit facility, the issuance of an additional $17 million in medium-term notes by Mountain Fuel, and increased borrowing under short-term line-of-credit arrangements. In addition, the Company may issue common stock, or sell or monetize a portion of its investment in Nextel common stock to fund capital expenditures.

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $150,700,000. These lines are generally below the prime interest rate and are renewable annually. At December 31, 1993, outstanding short-term bank loans were $12,300,000 and commercial paper borrowings were $66,000,000. Commercial paper borrowings are backed by the short-term line-of-credit arrangements. Two national debt-rating agencies have rated Questar's commercial paper P-1 and A-1.

The exploration and production operations have a long-term revolving-credit arrangement with a bank to borrow up to $50,000,000. Borrowings under this arrangement were $44,000,000 at December 31, 1993.

During 1993, Mountain Fuel issued $91,000,000 of 15-year and 30-year medium-term notes at interest rates of 7.19% to 8.28%. Proceeds from these notes and $16,000,000 remaining from the 1992 issuances were used to redeem Mountain Fuel's $100,000,000 9 3/8% debentures and pay the associated refinancing costs. At December 31, 1993, Mountain Fuel had a registration statement filed with the Securities and Exchange Commission to issue an additional $17,000,000 of medium-term notes.

The Company typically has negative net working capital at the end of the year because of short-term borrowings. These borrowings are seasonal and generally peak at the end of December because of cold-weather gas purchases.

Questar has a consolidated capital structure of 38% long-term debt, 1% preferred stock and 61% common shareholders' equity. Two national debt-rating agencies have rated Mountain Fuel's and Questar Pipeline's long-term debt A1 and A+.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules required by this Item are submitted in a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement dated April 4, 1994, under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 4, 1994.

     The following individuals served as executive officers of the Company during 1993:

                                Primary Positions Held with
Name                            the Company and Affiliates

R. D. Cash         51    Chairman of the Board of Directors (May
                         1985); President and Chief Executive
                         Officer, Director (May 1984); Chairman
                         of the Boards of Directors, all
                         affiliates.

D. N. Rose         49    President and Chief Executive Officer,
                         Mountain Fuel (October 1984); Director
                         (May 1984); Director, Mountain Fuel (May
                         1984); Senior Vice President, Questar
                         (May 1985).

Clyde M. Heiner    55    Senior  Vice  President,  Questar (May
                         1988);President and Chief Executive
                         Officer, Questar Service Corporation
                         (February 1993); President and Chief
                         Executive Officer, Questar Development
                         (May 1984); Director, Entrada (May
                         1984), Questar Development (May 1984),
                         and Questar Service (February 1993).

A. J. Marushack    58    President and Chief Executive Officer,
                         Questar Pipeline (June 1984); Senior
                         Vice President, Questar (May 1985);
                         Director, Questar Pipeline (May 1984)
                         and Wexpro (May 1985).

Gary L. Nordloh    46    President and Chief Executive Officer,
                         Wexpro, Celsius, and Universal Resources
                         (March 1991); Senior Vice President,
                         Questar (March 1991); Executive Vice
                         President and Chief Operating Officer,
                         Wexpro, Celsius, and Universal Resources
                         (June 1989 to March 1991); Director,
                         Celsius and Wexpro (June 1989);
                         Director, Universal Resources (May
                         1989); Senior Vice President, Celsius
                         and Wexpro (May 1988 to June 1989).

W. F. Edwards      48    Senior Vice President and Chief Fi-
                         nancial Officer, Questar (February
                         1989); Vice President and Chief
                         Financial Officer, affiliates (at
                         various dates beginning in May 1984);
                         Vice President and Chief Financial
                         Officer, Questar (May 1984 to February
                         1989); Director, Questar Pipeline (May
                         1985).

R. G. Groussman    58    Vice President and General Counsel
                         (October 1984); Director, Wexpro
                         (November 1976) and Celsius (May 1988).

N. R. Potter       51    President and Chief Executive Officer,
                         Questar Telecom (February 1989);
                         President and Chief Executive Officer,
                         Questar Service (January 1985 to
                         February 1993); Vice President,
                         Information Services and
                         Telecommunications (February 1989 to
                         February 1993).  (Mr. Potter does not
                         currently function as an executive
                         officer.)

Connie C.
Holbrook           47    Vice President and Corporate Secretary
                         (October 1984); Corporate Secretary,
                         Mountain Fuel and other affiliates (at
                         various dates beginning in March 1982);
                         Director, Celsius (May 1985), Wexpro
                         (May 1988), and Universal Resources
                         (June 1987).

     There is no "family relationship" between any of the listed officers or between any of them and the Company's directors. The executive officers serve at the pleasure of the Board of Directors. There is no arrangement or understanding under which the officers were selected. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the Company's definitive Proxy Statement dated April 4, 1994, under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information requested in this item is presented in Questar's definitive Proxy Statement dated April 4, 1994, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement dated April 4, 1994, under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement dated April 4, 1994, under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement dated
April 4, 1994, under the section entitled "Election of Directors."

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (a)(1)(2)  Financial Statements and Financial Statement
Schedules. The financial statements and schedules identified in the List of Financial Statements and Financial Statement
Schedules are filed as part of this report.

     The following consolidated financial statement schedules of the Company are included in Item 14(d):

          Schedule   V  -     Property, plant and equipment.
          Schedule  VI  -     Accumulated depreciation, depletion
                              and amortization of property, plant
                              and equipment.
          Schedule  IX  -     Short-term borrowing.
          Schedule   X  -     Supplemental income statement
                              information.

     (a)(3) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 14(c).

Exhibit No.  Exhibit

   2.* Plan and Agreement of Merger dated as of December 16, 1986, by and among the Company, Questar Systems Corporation, and Universal Resources Corporation. (Exhibit No. (2) to Current Report on Form 8-K dated December 16, 1986.)

   3.1.*     Restated Articles of Incorporation effective May
             28, 1991. (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June 30, 1991.)

   3.2.*     Bylaws (as amended effective August 11, 1992).
             (Exhibit No. 3. to Form 10-Q Report for Quarter ended June 30, 1992.)

   4.1.* Rights Agreement, dated as of March 14, 1986, between the Company and Morgan Guaranty Trust Company of New York pertaining to the Company's Shareholder
             Rights Plan.  (Exhibit No. 4. to Current Report on
             Form 8-K dated March 14, 1986.)

   4.2.* First Amendment to the Rights Agreement, dated as of May 15, 1989, between the Company and Morgan Shareholder Service Trust Company pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 28(a) to Current Report on Form 8-K dated May 15, 1989.)

   10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

   10.2.* 1  Questar Corporation Annual Management Incentive
             Plan, as amended effective February 11, 1992.
             (Exhibit No. 10.2. to Form 10-K Annual Report for
             1991.)

   10.3.* 1  Questar Corporation Executive Incentive Retirement
             Plan, as amended effective November 1, 1993.
             (Exhibit No. 10.3. to Form 10-Q Report for Quarter ended September 30, 1993.)

   10.4.* 1 Questar Corporation Stock Option Plan, as amended effective February 13, 1990. (Exhibit No. 10.4. to
             Form 10-K Annual Report for 1989.)

   10.5.* 1 Questar Corporation Long Term Stock Incentive Plan effective March 1, 1991. (Exhibit No. 10.5. to
             Form 10-K Annual Report for 1990.)

   10.6.* 1  Questar Corporation Executive Severance
             Compensation Plan, as amended effective January 1,
             1990.  (Exhibit No. 10.5. to Form 10-K Annual
             Report for 1989.)

   10.7.* 1  Questar Corporation Deferred Compensation Plan for
             Directors, as amended April 30, 1991.  (Exhibit No.
             10.7. to Form 10-K Annual Report for 1991.)

   10.8.* 1 Questar Corporation Supplemental Executive Retire-ment Plan, as amended and restated effective November 1, 1993. (Exhibit No. 10.8. to Form 10-Q Report for Quarter ended September 30, 1993.)

   10.9.* 1 Questar Corporation Equalization Benefit Plan, as amended and restated effective November 1, 1993.
             (Exhibit No. 10.9. to Form 10-Q Report for Quarter ended September 30, 1993.)

   10.10.* 1 Questar Corporation Stock Option Plan for
             Directors, as amended effective February 9, 1993.
             (Exhibit No. 10.10. to Form 10-K Annual Report for
             1992.)

   10.11.* 1 Form of Individual Indemnification Agreement dated
             February 9, 1993 between Questar Corporation and
             Directors.  (Exhibit No. 10.11. to Form 10-K Annual
             Report for 1992.)

   10.12.* 1 Questar Corporation Deferred Share Plan, as amended and restated November 1, 1993. (Exhibit No. 10.12.
             to Form 10-Q Report for Quarter ended September 30,
             1993.)

   10.13.* 1 Questar Corporation Deferred Compensation Plan as adopted effective November 1, 1993. (Exhibit No.
             10.13. to Form 10-Q Report for Quarter ended
             September 30, 1993.)

   11. Statement concerning computation of earnings per share.

   22.       Subsidiary Information.

   24.       Consent of Independent Auditors.

   25.       Power of Attorney.

   28.1.* Press Release dated October 18, 1993, announcing the agreement with Nextel Communications, Inc.
             (Exhibit No. 28.1. to Form 10-Q Report for Quarter ended September 30, 1993.)

   28.2.     Form 11-K Annual Report for the Questar Corporation
             Employee Stock Purchase Plan.

   28.3.     Undertakings for Registration Statements on Form S-
             3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-
             15148, 33-15149, 33-40800, 33-40801, and 33-48169).

   * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

   1 Exhibit so marked is management contract or compensation plan or arrangement

   (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1993.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 1993

QUESTAR CORPORATION

SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) and (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Questar Corporation and subsidiaries are included in Item 8:

Consolidated statements of income -- Years ended December 31, 1993, 1992 and
1991

Consolidated balance sheets -- December 31, 1993 and 1992

Consolidated statements of common shareholders' equity -- Years ended December 31, 1993, 1992 and 1991

Consolidated statements of cash flows -- Years ended December 31, 1993, 1992 and 1991

Notes to consolidated financial statements

The following consolidated financial statement schedules of Questar Corporation and subsidiaries are included in Item 14(d):

Schedule V --                           Property, plant and equipment

Schedule VI --                          Accumulated depreciation, depletion
                                        and amortization of property, plant
                                        and equipment

Schedule IX --                          Short-term borrowings

Schedule X --                           Supplementary income statement
                                        information

All other schedules, for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As  noted  in  Note K to the financial statements,  in  1993
Questar Corporation changed its method of accounting for postretirement benefits other than pensions.

                                        ERNST & YOUNG

Salt Lake City, Utah
February 11, 1994, except for Note M as to which the date is March 1, 1994

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands, Except Per Share
                                        Amounts)
REVENUES                                   $660,430    $591,346    $624,263

OPERATING EXPENSES
  Natural gas purchases                     224,500     201,018     247,762
  Operating and maintenance                 168,835     153,198     151,976
  Depreciation and amortization              86,758      73,553      65,240
  Other taxes                                32,043      26,041      25,981

    TOTAL OPERATING EXPENSES                512,136     453,810     490,959

    OPERATING INCOME                        148,294     137,536     133,304

INTEREST AND OTHER INCOME                     3,632       6,675       8,286

DEBT EXPENSE                                (33,984)    (35,768)    (35,953)

    INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                   117,942     108,443     105,637

INCOME TAXES - Note H                        33,478      34,672      38,885

    INCOME FROM CONTINUING OPERATIONS        84,464      73,771      66,752

LOSS FROM DISCONTINUED OPERATIONS - Note     (2,772)     (2,437)     (2,719)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES - Note H                    9,303

    NET INCOME                              $81,692     $80,637     $64,033

EARNINGS PER COMMON SHARE
  Income from continuing operations           $2.10       $1.85       $1.70
  Loss from discontinued operations           (0.07)      (0.06)      (0.07)
  Cumulative effect                                        0.23
    Net income                                $2.03       $2.02       $1.63

Average common shares outstanding            39,995      39,492      38,715

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                    December 31,
                                                        1993        1992
                                                    (In Thousands)
CURRENT ASSETS
  Cash and short-term investments - Notes C and F        $6,365      $6,988
  Accounts receivable                                   111,553     113,245
  Unbilled gas accounts receivable - Note J              27,313
  Inventories, at lower of average cost or market
    Materials and supplies                                8,183       6,731
    Gas stored underground                               21,745      32,603
      Total inventories                                  29,928      39,334
  Prepaid expenses and deposits                          11,384      12,112
    TOTAL CURRENT ASSETS                                186,543     171,679

PROPERTY, PLANT AND EQUIPMENT
  Exploration and production                            706,852     661,835
  Natural gas transmission                              561,108     511,923
  Natural gas distribution                              710,100     667,667
  Other operations                                       46,334      43,960
                                                      2,024,394   1,885,385
LESS ALLOWANCES FOR DEPRECIATION
  AND AMORTIZATION
    Exploration and production                          389,559     350,405
    Natural gas transmission                            189,279     175,387
    Natural gas distribution                            267,314     249,056
    Other operations                                     25,582      22,989
                                                        871,734     797,837
    NET PROPERTY, PLANT AND EQUIPMENT                 1,152,660   1,087,548

OTHER ASSETS
  Investment in and advances to unconsolidated
    affiliates                                           13,224       8,051
  Investment in discontinued operations - Note B         29,498      26,970
  Income taxes recoverable from customers - Note H       14,250      11,411
  Unamortized costs of reacquired debt                   14,797       8,088
  Other                                                   6,715       6,611
    TOTAL OTHER ASSETS                                   78,484      61,131





                                                     $1,417,687  $1,320,358


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    December 31,
                                                        1993        1992
                                                    (In Thousands)
CURRENT LIABILITIES
  Short-term loans - Notes D and F                      $78,300     $70,000
  Accounts payable and accrued expenses
    Accounts payable                                     89,971      82,728
    Federal income taxes                                  1,867       1,209
    Other taxes                                          12,980       5,810
    Interest payable                                      5,938       5,835
    Other                                                 8,308       6,561
      Total accounts payable and accrued expenses       119,064     102,143
  Purchased-gas adjustments                              25,727      24,482
  Current portion of long-term debt                                  16,000
    TOTAL CURRENT LIABILITIES                           223,091     212,625

LONG-TERM DEBT, less current portion
  - Notes D and F                                       371,713     364,594

OTHER LIABILITIES
  Unbilled gas revenues - Note J                         26,489
  Other                                                  19,143      13,359
    TOTAL OTHER LIABILITIES                              45,632      13,359

DEFERRED INVESTMENT TAX CREDITS                           8,089       8,518

DEFERRED INCOME TAXES - Note H                          159,695     158,726

COMMITMENTS AND CONTINGENCIES - Note I

REDEEMABLE CUMULATIVE PREFERRED
  STOCK - Notes E and F                                   7,525       8,726

COMMON SHAREHOLDERS' EQUITY - Note G
  Common stock - without par value;
    authorized 175,000,000 shares                       303,503     293,855
  Retained earnings                                     359,637     321,690
  Treasury stock, at cost                               (34,396)    (33,316)
  Note receivable from employee investment plan
    (ESOP)                                              (26,802)    (28,419)
    TOTAL COMMON SHAREHOLDERS' EQUITY                   601,942     553,810

                                                     $1,417,687  $1,320,358


See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                                        Note
                                        Common Stock              Retained  Treasury Stock           Receivable
                                           Shares      Amount     Earnings     Shares      Amount    from ESOP
                                        (Dollars in Thousands)
Balances at January 1, 1991              40,475,892    $269,014    $257,495  (1,960,548)   ($33,376)   ($32,660)
  Issuance of common stock                  755,087      14,492                  19,064         306
  1991 net income                                                    64,033
  Payment of dividends
    Preferred stock                                                    (904)
    Common stock - $1.01 per share                                  (39,098)
  Income tax benefit of dividends paid
    to ESOP                                                             835
  Purchase of treasury stock                                                    (12,994)       (294)
  Collection of note receivable from
    ESOP                                                                                                  2,125
Balances at December 31, 1991            41,230,979     283,506     282,361  (1,954,478)    (33,364)    (30,535)
  Issuance of common stock                  503,139      10,349                  41,333         707
  1992 net income                                                    80,637
  Payment of dividends
    Preferred stock                                                    (800)
    Common stock - $1.04 per share                                  (41,088)
  Income tax benefit of dividends paid
    to ESOP                                                             580
  Purchase of treasury stock                                                    (26,060)       (659)
  Collection of note receivable from
    ESOP                                                                                                  2,116
Balances at December 31, 1992            41,734,118     293,855     321,690  (1,939,205)    (33,316)    (28,419)
  Issuance of common stock                  379,217       9,648                  51,864         899
  1993 net income                                                    81,692
  Payment of dividends
    Preferred stock                                                    (695)
    Common stock - $1.09 per share                                  (43,610)
  Income tax benefit of dividends paid
    to ESOP                                                             560
  Purchase of treasury stock                                                    (56,595)     (1,979)
  Collection of note receivable from
    ESOP                                                                                                  1,617
Balances at December 31, 1993            42,113,335    $303,503    $359,637  (1,943,936)   ($34,396)   ($26,802)


See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                $81,692     $80,637     $64,033
  Depreciation and amortization              91,196      77,985      69,350
  Deferred income taxes                      (1,870)      8,094       1,692
  Deferred investment tax credits              (429)       (471)       (308)
  Loss from discontinued operations           2,772       2,437       2,719
  Cumulative effect of change in
    accounting for income taxes                          (9,303)
                                            173,361     159,379     137,486
  Changes in operating assets and
    liabilities
    Accounts receivable                         705      (7,065)    (11,745)
    Federal income taxes                        658       1,233          63
    Inventories                               5,532          23      (5,850)
    Prepaid expenses and deposits               728      (2,960)        755
    Purchased-gas adjustments                 1,245      13,216      25,540
    Accounts payable and accrued
      expenses                               16,263      (4,531)     13,557
    Other                                    (3,510)        884      (3,777)
    NET CASH PROVIDED FROM OPERATING
      ACTIVITIES                            194,982     160,179     156,029

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and
      equipment                            (160,559)   (166,445)   (132,460)
    Investment in discontinued
      operations                             (5,300)    (12,170)     (7,700)
    Other investments                        (2,529)     (1,446)     (2,090)
      Total capital expenditures           (168,388)   (180,061)   (142,250)
  Proceeds from disposition of property,
   plant and equipment, and investments       8,125       4,528       5,356
    CASH USED IN INVESTING ACTIVITIES      (160,263)   (175,533)   (136,894)

FINANCING ACTIVITIES
  Issuance of common stock                   10,547      11,056      14,798
  Purchase of treasury stock                 (1,979)       (659)       (294)
  Collection of note receivable from
    ESOP                                      1,617       2,116       2,125
  Redemption of preferred stock              (1,201)     (1,229)     (1,200)
  Issuance of long-term debt                129,227     148,000     121,694
  Repayment of long-term debt              (138,108)   (124,808)    (97,804)
  Change in short-term loans                  8,300      23,300     (24,300)
  Payment of dividends                      (44,305)    (41,888)    (40,002)
  Income tax benefit of dividends paid
    to ESOP                                     560         580         835
    CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                  (35,342)     16,468     (24,148)
    CHANGE IN CASH AND SHORT-TERM
      INVESTMENTS                              (623)      1,114      (5,013)
BEGINNING CASH AND SHORT-TERM
  INVESTMENTS                                 6,988       5,874      10,887

    ENDING CASH AND SHORT-TERM
      INVESTMENTS                            $6,365      $6,988      $5,874

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is engaged in three principal lines of business. Oil and gas exploration and production operations are conducted by Celsius Energy Company (Celsius Energy), Universal Resources Corporation (Universal Resources) and Wexpro Company (Wexpro). Natural gas transmission operations are conducted by Questar Pipeline Company (Questar Pipeline). Natural gas distribution operations are conducted by Mountain Fuel Supply Company (Mountain Fuel). Questar discontinued the consolidation of its specialized mobile radio telecommunication operations in October 1993 with the announced sale of Questar Telecom Inc. (Questar Telecom) discussed in Note B. All significant intercompany accounts and transactions have been eliminated in consolidation.

Regulation: Mountain Fuel is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). Questar Pipeline is regulated by the Federal Energy Regulatory Commission (FERC). These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a rate of return on investment. See Note J on rate matters.

The financial statements of rate regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost-allocation methods used in establishing rates.

Purchased-Gas Adjustments: The Company accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers include individuals and numerous industries that may be impacted differently by changing conditions. The Company believes that it has adequately reserved for expected credit-related losses.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Celsius Energy and Universal Resources account for exploration and development activities using the full-cost accounting method. Under the full-cost method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized. If net capitalized costs exceed the present value of estimated future net revenues from proved oil and gas reserves plus the fair market value of unproved properties, the excess is expensed. Wexpro uses the successful-efforts accounting method to account for its production and development activities under the terms of the Wexpro settlement agreement. See Note L.

The provision for depreciation and amortization is based upon rates that will amortize costs of assets over their estimated useful lives. The costs of natural gas distribution and natural gas transmission property, plant and equipment, excluding gas wells, are amortized using the straight-line method. The costs of oil and gas wells, production plants and leaseholds are amortized using the unit-of-production method. Average depreciation and amortization rates used in 1993 were as follows:

  Exploration and production, per
    Mcf equivalent
      Full-cost amortization rate             $0.80
      Wexpro amortization rate                 0.48
  Natural gas transmission                      3.6%
  Natural gas distribution
    Distribution plant                          3.9%
    Gas wells, per Mcf                        $0.18
  Other operations                             12.4%

Investment in Unconsolidated Affiliates: The Company uses the equity method to account for affiliates in which it does not own a controlling interest. Principal affiliates include: Overthrust Pipeline Company, FuelMaker Corporation, TransColorado Gas Transmission Company and Canyon Creek Compression Company. The Company's investment in these affiliates equals the underlying equity in net assets.

Futures Contracts and Options: The Company periodically enters into futures contracts or option agreements to hedge its exposure to price fluctuations on marketing of natural gas. Recognized gains and losses on hedge transactions are reported as a component of the related transaction.

Income Taxes: On December 31, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 by recording a cumulative effect of the change in accounting related to prior years. The deferred tax balance represents the temporary differences between book and taxable income multiplied by the effective tax rates. These temporary differences relate primarily to depreciation, intangible drilling costs, unbilled revenues, leasehold costs, purchased-gas adjustments and net operating loss carryforwards. Mountain Fuel and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. The Company allocates income taxes to subsidiaries on a seperate return basis except that subsidiaries are paid for all tax benefits utilized in the consolidated tax return. See Note H.

Reacquisition of Debt: Gains and losses on the reacquisition of debt by Mountain Fuel and Questar Pipeline are deferred and amortized as debt expense over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company's regulated subsidiaries capitalize the cost of capital during the construction period of plant and equipment. This amounted to $1,725,000 in 1993, $1,153,000 in 1992, and $1,040,000 in 1991.

Earnings Per Common Share: Earnings per common share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the year. Common stock equivalents in the form of stock options do not have a material dilutive effect on the earnings-per-share calculations and are excluded from the computation.

Reclassifications: Certain reclassifications were made to the 1992 and 1991 financial statements to conform with the 1993 presentation.

Note B - Discontinued Operations

In October 1993, the Company announced that it had reached a binding agreement to sell its Questar Telecom to Nextel Communications, Inc. (Nextel). The Company will receive 3,886,000 shares of Nextel common stock in exchange for all of the common stock of Questar Telecom. The operating results for Questar Telecom have been reported as discontinued operations since Questar Telecom represented all of Questar's investment in the specialized mobile radio business.

The sale of Questar Telecom is expected to be completed in the first half of 1994, at which time, Questar expects to recognize a gain on the transaction based on the Nextel stock price. Questar's net investment in Questar Telecom is anticipated to be approximately $40 million at the time of the sale, including the acquisition of additional channels as required by the sale agreement. Nextel common stock traded in a range of $17 7/8 to $54 7/8 during 1993 and was $37 1/4 per share at December 31, 1993. Net losses from Questar Telecom subsequent to the sale agreement have been deferred until the sale is recorded.

Questar Telecom's operating results prior to the sale agreement were as follows:

                                        Nine Months
                                           Ended
                                        September 30Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
Revenues                                    $14,517     $13,500      $8,081
Expenses                                    (18,944)    (17,352)    (12,386)
Income tax credit                             1,655       1,415       1,586
    Net loss                                ($2,772)    ($2,437)    ($2,719)

Questar's investment in discontinued operations at September 30, 1993, including liabilities to be assumed by the purchaser, was as follows:

                                        (In Thousands)
Current assets                               $6,622
Net property, plant and equipment            10,841
Net intangible assets                        13,908
Current liabilities                          (1,162)
Long-term debt                                 (171)
Deferred income taxes                          (540)
                                            $29,498

Note C - Cash and Short-Term Investments

Short-term investments at December 31, 1993, and 1992, valued at cost (approximates market), amounted to $11,917,000 and $14,958,000, respectively. Short-term investments consisted principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Note D - Debt

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $150,700,000. These lines have interest rates generally below the prime interest rate and are renewable annually. At December 31, 1993, outstanding short-term bank loans were $12,300,000 at an average interest rate of 3.5% and commercial paper borrowings were $66,000,000 at an average interest rate of 3.5%. Commercial paper borrowings are backed by the short-term line-of-credit arrangements.

The details of long-term debt at December 31, were as follows:

                                            1993        1992
                                        (In Thousands)
Exploration and production
  Notes payable due 1997 at variable
    interest rates (3.9% at
    December 31, 1993)                      $44,000     $45,000
Questar Pipeline
  9 3/8% debentures due 2021                 85,000      85,000
  9 7/8% debentures due 2020                 50,000      50,000
Mountain Fuel
  Medium-term notes 7.19% to 8.43%,
    due 2007 to 2023                        158,000      67,000
  9 3/8% debentures due 2016                            100,000
Questar
  8.32% ESOP notes due 1996                  19,000      19,000
  8.36% ESOP notes due 1999                  16,000      16,000
Other                                           226
    Total long-term debt outstanding        372,226     382,000
  Less current portion                                   16,000
  Less unamortized debt discount                513       1,406
                                           $371,713    $364,594

Maturities of long-term debt for the five years following December 31, 1993, are as follows (no amounts are due in 1994):

                                        (In Thousands)
    1995                                     $5,500
    1996                                     41,000
    1997                                     21,200
    1998                                      5,300

The exploration and production operations have a production-based long-term credit facility with a bank to borrow up to $50,000,000.

During 1993, Mountain Fuel issued $91,000,000 of 15-year and 30-year medium-term notes at interest rates of 7.19% to 8.28%. Proceeds from these notes and $16,000,000 remaining from the 1992 issuances were used to redeem Mountain Fuel's $100,000,000 9 3/8% debentures and pay the associated refinancing costs. At December 31, 1993, Mountain Fuel had a registration statement filed with the Securities and Exchange Commission to issue an additional $17,000,000 of medium-term notes.

Cash paid for interest was $33,414,000 in 1993, $36,115,000 in 1992, and
$37,374,000 in 1991.

Note E - Redeemable Cumulative Preferred Stock

Mountain Fuel has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value. The two current outstanding issues of stock have a stated and redemption value of $100 per share.

                                        $8.625 Serie 8% Series
                                        (In Thousands)
Balance at January 1, 1991                   $6,000      $5,155
1991 redemption of stock                     (1,200)
1992 redemption of stock                     (1,200)        (29)
1993 redemption of stock                     (1,200)         (1)
Balance at December 31, 1993                 $2,400      $5,125

Redemption requirements for the five years following December 31, 1993, are as follows:

                                        (In Thousands)
    1994                                       $600
    1995                                        685
    1996                                        780
    1997                                        780
    1998                                        180

Note F - Estimated Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                        December 31, 1993       December 31, 1992
                                          Carrying   Estimated    Carrying   Estimated
                                           Amount    Fair Value    Amount    Fair Value
                                        (In Thousands)
Financial assets
    Cash and short-term investments          $6,365      $6,365      $6,988      $6,988
Financial liabilities
    Short-term loans                         78,300      78,300      70,000      70,000
    Long-term-debt                          371,713     424,195     380,594     403,752
    Redeemable cumulative preferred
      stock                                   7,525       7,654       8,726       8,857

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Short-term loans - the carrying amount approximates fair value; (3) Long-term debt - the carrying amounts of variable rate debt approximates fair value, the fair value of marketable debt is based on quoted market prices, and the fair value of other debt is based on the discounted present value of cash flows using the Company's current borrowing rates; (4) Redeemable cumulative preferred stock - the fair value is based on the discounted present value of cash flows using current preferred stock rates.

Note G - Common Stock

Employee Investment Plan: An Employee Investment Plan (ESOP) allows the majority of employees to purchase Company stock or other investments with payroll deductions. The Company makes contributions to the ESOP of approximately 75% of the employee's purchases. In June 1989, the Company sold 1,992,884 shares of its common stock (LESOP shares) to the trustee of the ESOP. The ESOP trustee financed the purchase of stock by borrowing $35,000,000 from the Company. The note receivable from the ESOP was recorded as a reduction of common shareholders' equity. At the same time, the Company borrowed $35,000,000 from a group of insurance companies. Interest expense on these notes to the insurance companies totaled $2,918,000 in 1993, 1992 and 1991.

The ESOP is repaying the loan to the Company over ten years using Company contributions and dividends on the LESOP shares. The Company's expense and contribution to the ESOP was $2,368,000 in 1993, $2,477,000 in 1992 and $2,884,000 in 1991. Dividends paid by the Company to the ESOP on the LESOP shares totaled $2,112,000 in 1993, $2,033,000 in 1992 and $1,989,000 in 1991.
The Company received an income tax benefit for dividends paid on ESOP shares and dividends paid directly to ESOP participants of $911,000 in 1993, $858,000 in 1992 and $835,000 in 1991. Income tax benefits of $351,000 in 1993 and $278,000 in 1992 were recorded as a reduction of income tax expense as required by SFAS No. 109. The remaining tax benefits were recorded as an increase to retained earnings.

The American Institute of Certified Public Accountants issued a Statement of Position in 1993 on accounting for ESOPs, which changes the recognition of expense on company contributions. The new rules will not impact expense on the current LESOP shares.

Dividend Reinvestment and Stock Purchase Plan: A Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows shareholders to reinvest dividends or invest additional funds in common stock. The Reinvestment Plan purchased common stock from the Company amounting to 148,708 shares in 1993, 241,322 shares in 1992 and 498,483 shares in 1991. At December 31, 1993,
1,059,865 shares were reserved for future issuance.

Stock Plans: The Company has a Long-term Stock Incentive Plan for officers and key employees and a Stock Option Plan for nonemployee directors (Stock Plans). The Long-term Stock Incentive Plan was approved by shareholders in 1991 and replaces a previous stock option plan for officers and key employees. The number of shares available for options or other stock awards under the Long-term Stock Incentive Plan is increased each year by 1% of the outstanding shares of common stock on the first day of the calendar year. No awards may be granted under the Long-term Stock Incentive Plan after May 2001. The Stock Option Plan for nonemployee directors was amended in 1991 and the term extended to May 1996.

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                       Price
                                           Shares      Range
Balance at January 1, 1991                1,272,150  $14.38 - $19.63
Granted                                     347,000   17.69
Cancelled                                   (67,574)  14.38 -  19.63
Exercised                                  (521,948)  14.38 -  19.63
Balance at December 31, 1991              1,029,628   16.50 -  19.63
Granted                                     410,700   19.63
Cancelled                                   (54,944)  16.50 -  19.63
Exercised                                  (482,777)  16.50 -  19.63
Balance at December 31, 1992                902,607   16.50 -  19.63
Granted                                     415,800   28.88
Cancelled                                   (11,738)  16.82
Exercised                                  (407,133)  16.50 -  28.88
Balance at December 31, 1993                899,536  $16.50 - $28.88

Exercisable at December 31, 1993            424,786
Reserved for future grant at December 31    542,427

Shareholder Rights: In 1986, Questar issued one common share purchase right for each outstanding share of stock. The rights expire in March 1996. The rights become exercisable if a person acquires 20% or more of the Company's common stock or announces an offer for 20% or more of the common stock. Each right initially represents the right to buy one share of the Company's common stock for $50. Once any person acquires 20% or more of the Company's common stock, the rights are automatically modified. Each right not owned by the 20% owner becomes exercisable for the number of shares of Questar's stock that have a market value equal to two times the exercise price of the right. This same result occurs if a 20% owner acquires the Company through a reverse merger when Questar and its stock survive. If the Company is involved in a merger or other business combination at any time after the rights become exercisable, rights holders will be entitled to buy shares of common stock in the acquiring company having a market value equal to twice the exercise price of each right. The rights may be redeemed by the Company at a price of $.025 per right until 15 days after a person acquires 20% ownership of the common stock.

Note H - Income Taxes

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, Accounting for Income Taxes. The Company did not restate prior years' financial statements. The cumulative effect of adopting SFAS No. 109 as of January 1, 1992, increased net income by $9,303,000, or $.23 per share. The application of the rules did not have a significant impact on the 1992 income before cumulative effect.

Regulated operations recorded cumulative increases in deferred taxes as income taxes recoverable from customers. Mountain Fuel and Questar Pipeline have adopted procedures with their regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. The amounts of income taxes recoverable from customers was higher in 1993 due to an increase in the federal income tax rate.

As of January 1, 1992, Universal Resources recorded a cumulative decrease in deferred taxes of $8,626,000 as a reduction of property, plant and equipment. This cumulative effect was a result of net operating loss carryforwards acquired by Questar in the 1987 purchase of Universal Resources. At December 31, 1993, the Company had net operating loss carryforwards of $44,778,000 which expire from 1995 through 2001. These carryforwards can be used to offset Universal Resources' future taxable income. The tax benefit of these carryforwards is $15,672,000. For financial reporting purposes, the Company has recorded a valuation allowance of $6,414,000 to offset a portion of the deferred tax asset relating to these carryforwards. Future changes in this valuation allowance will be recorded as an adjustment to property, plant and equipment.

The components of income taxes were as follows:

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Federal
    Current                                 $30,878     $23,615     $33,673
    Deferred                                 (2,044)      6,901       2,050
  State
    Current                                   4,899       3,404       3,828
    Deferred                                    174       1,223        (358)
  Deferred investment tax credits              (429)       (471)       (308)
                                            $33,478     $34,672     $38,885

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Income before income taxes               $117,942    $108,443    $105,637

  Federal income taxes at statutory rate    $41,280     $36,871     $35,917
  State income taxes, net of federal
    income tax benefit                        3,358       3,054       2,170
  Tight-sands gas production credits        (11,026)     (5,722)
  Investment tax credits                       (429)       (471)       (308)
  Increase in federal income tax rate         1,027
  Adjustment to deferred tax rates           (1,268)
  Deferred taxes related to regulated
    assets for which deferred taxes
    were not provided in prior years            744         768         921
  Other                                        (208)        172         185
    Income tax expense                      $33,478     $34,672     $38,885

  Effective income tax rate                    28.4%       32.0%       36.8%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                        December 31,
                                            1993        1992
                                        (In Thousands)
Deferred tax liabilities
  Property, plant and equipment            $189,495    $178,958
  Unamortized debt reacquisition costs        5,587       2,977
  Pension costs                               1,811       2,518
  Income taxes recoverable from
    customers                                 5,350       4,249
  Other                                       8,875       7,275
    Total deferred tax liabilities          211,118     195,977
Deferred tax assets
  Net operating loss carryforwards           15,672      18,792
  Alternative minimum tax and production
    credit carryforwards                      7,504
  Purchased-gas adjustments                  11,477       3,302
  Unbilled revenues                           9,780      10,312
  Deferred investment tax credits             3,327       3,175
  Other                                      10,077       7,783
    Total deferred tax assets                57,837      43,364
Valuation allowance for deferred tax
  assets                                     (6,414)     (6,113)
    Net deferred tax assets                  51,423      37,251
    Net deferred tax liabilities           $159,695    $158,726

Cash paid for income taxes was $25,588,000 in 1993, $25,028,000 in 1992 and $33,523,000 in 1991.

Note I - Litigation, Environmental Matters and Commitments

The Company's subsidiary, Entrada Industries, Inc., has been named as a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Entrada has proposed a remediation that has received approval from the Environmental Protection Agency and the Utah Department of Health. Settlements have been reached with the other major potentially responsible parties and an accrual has been established for the remedial work costs. Management believes that current accruals of $7,239,000 will be sufficient for estimated future clean-up costs, which are expected to be incurred over the next several years. The Company has recorded a receivable from an insurance company of $3,500,000 for expected payments related to the Wasatch Chemical clean-up. Additional amounts may be collected from the insurance company if clean-up costs are higher than anticipated.

The Company and its subsidiaries have received notice that they may be partially liable in several additional environmental clean-up actions on sites that involve numerous other parties. Management believes that the Company's responsibility for remediation will be minor and that any potential liability will not be significant to the results of operations or its financial position.

There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Many of Mountain Fuel's gas-purchase contracts include take-or-pay provisions that obligate it, on an annual basis, to take delivery of at least a specified percentage of volumes producible from wells or pay for such volumes. The contracts allow for the subsequent delivery of the gas within a specified period. Other gas-purchase contracts include provisions that obligate Mountain Fuel to schedule a specific volume for delivery on a daily or monthly basis. All gas-purchase contracts were transferred from Questar Pipeline to Mountain Fuel in 1993.

Purchases of natural gas under gas-purchase contracts totalled $85,909,000 in 1993, $104,032,000 in 1992 and $123,319,000 in 1991. Following is a summary of projected purchase commitments under gas-purchase contracts with terms of one year or more. Prices under these contracts are based on the current market price. These commitments will change as a result of future negotiations with sellers.

                                        (In Millions)
    1994                                      $25.4
    1995                                       11.2
    1996                                        9.3
    1997                                        8.4
    1998                                        0.9

Note J - Rate Matters

On September 1, 1993, Questar Pipeline began operating in compliance with FERC Order No. 636. The order unbundled the sale-for-resale service from the transportation, gathering and storage services provided by natural gas pipelines. Questar Pipeline eliminated its merchant function. That activity was assumed by Mountain Fuel along with the gas-purchase contracts. In its order approving Questar Pipeline's Order No. 636 implementation plan, the FERC accepted Questar Pipeline's plan for the assignment of gas-purchase contracts to Mountain Fuel.

Order No. 636 requires a greater percentage of the cost of service to be collected through demand charges. The percentage of costs included in the demand component of rates increased from 66% prior to implementation to about 94% after implementation. The majority of Questar Pipeline's transportation capacity has been reserved by firm transportation customers, which, under Order No. 636, can release that capacity to third parties when it is not required for their own needs. After $1.5 million of revenues are received from interruptible transportation customers, 90% of the remaining revenues from the transportation of gas for interruptible customers is credited back to firm customers. Questar Pipeline is allowed to retain all interruptible transportation revenues on projects that have not been included in the transportation rate case.

Mountain Fuel filed a general rate case for its Utah operations in April 1993. The revised amount of deficiency requested in the case was $10.3 million, including a 12.1% return on equity. In January 1994, the PSCU issued a rate order granting Mountain Fuel a $1.6 million decrease in general rates and a $2.1 million increase in costs allowed through the purchase-gas adjustment account for a net increase in rates of $500,000. The PSCU allowed a return on equity of 11%, required Mountain Fuel to reduce rates over a five-year period for unbilled revenues, and disallowed rate coverage for certain incentive compensation and advertising costs. Mountain Fuel requested a rehearing of the PSCU order for the allowed return on equity and the treatment of unbilled revenues and the PSCU granted a rehearing on these issues.

In 1993, Mountain Fuel began accruing gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred in accordance with a rate order received from the PSCU. This rate order reduces customer rates by $2,011,000 per year over the five-year period from 1994 through 1998. Mountain Fuel will recognize the unbilled revenues and the associated gas costs over this same five-year period to offset the reduction in rates.

In July 1993, the PSCW issued an order in Mountain Fuel's general rate case for Wyoming operations. The order approved a stipulation that had been negotiated by the Company and the PSCW's staff which allowed for an increase in general rates of $721,000 including recovery of costs attributable to FERC Order No. 636 and higher federal income tax rates.

Note K - Employee Benefits

The Company and its subsidiaries have a defined-benefit pension plan covering the majority of its employees. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A summary of pension cost is as follows:

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Service cost                               $6,190      $5,892      $5,007
  Interest cost                              15,315      14,442      13,363
  Actual gain on plan assets                (22,027)     (9,173)    (33,320)
  Net amortization and deferral               7,116      (5,106)     20,497
    Pension cost                             $6,594      $6,055      $5,547

Assumptions used to calculate cost at January 1, were as follows:

                                            1993        1992        1991
    Discount rate                              8.00%       8.00%       8.50%
    Rate of increase in compensation           6.35%       6.35%       6.35%
    Long-term return on assets                 8.50%       8.50%       8.50%

The status of the plan at December 31, was as follows:

                                            1993        1992        1991
                                        (In Thousands)
  Actuarial present value of benefits
    Vested benefits                        $138,650    $121,062    $115,634
    Nonvested benefits                       18,951      16,547      15,351
      Accumulated benefit obligation        157,601     137,609     130,985
  Effect of projected future salary
    increases                                59,798      52,213      46,093
      Projected benefit obligation          217,399     189,822     177,078
  Fair value of plan assets                 203,053     182,421     175,426
      Projected benefit obligation in
        excess of plan assets               (14,346)     (7,401)     (1,652)
  Unrecognized net losses (gains)            15,707       7,678         (89)
  Unrecognized transition obligation          1,069       1,212       1,356
  Unrecognized prior service cost             4,385       4,779       5,173
      Prepaid pension cost                   $6,815      $6,268      $4,788

The Company used a discount rate of 7% and a rate of increase in compensation of 5.35% to measure the actuarial present value of benefits at December 31, 1993.

The Company pays a portion of the health-care costs and all the life insurance costs for retired employees. Effective January 1, 1992, this program was changed for employees retiring after January 1, 1993, to link the health-care benefit to years of service and to limit the Company's monthly health-care contribution per individual to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligation, and insurance company general accounts.

The Company adopted the provisions of SFAS No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. The Company is amortizing the transition obligation over a 20-year period. Total cost of postretirement benefits other than pensions under SFAS No. 106 was $5,918,000 in 1993 compared with the costs based on cash payments to retirees plus the prefunding of some benefits totaling $1,553,000 in 1992 and $1,740,000 in 1991.

Components of the postretirement benefit cost for 1993 were as follows:

                                        (In Thousands)
Service cost                                   $874
Interest cost                                 3,573
Actual return on plan assets                   (636)
Amortization of transition obligation         1,971
Net amortization and deferral                   136
                                             $5,918

The status of the postretirement benefit programs at December 31, 1993 was as follows:

                                                    (In Thousands)
Accumulated postretirement benefit obligation
    Retired employees and beneficiaries                 $35,409
    Active employees                                     19,193
                                                         54,602
Plan assets                                               8,581
    Accumulated benefit obligation in excess
      of plan assets                                    (46,021)
Unrecognized transition obligation                       37,458
Unrecognized gains and losses                             6,788
    Accrued postretirement benefit cost                 ($1,775)

Significant assumptions used to measure postretirement benefits at December 31, 1993 were as follows:

Discount rate                                  7.00%
Long-term return on assets                     8.50%
Health-care inflation rate                    13.50%
                                         grading to
                                           6.50% at
                                        .50% per year

A 1% increase in the health-care inflation rate would increase the service cost by $4,000, the interest cost by $232,000 and the accumulated benefit obligation by $2,898,000.

Mountain Fuel and Questar Pipeline account for approximately 57% and 18% of the postretirement benefit costs, respectively. The impact of SFAS No. 106 on Questar's future net income will be mitigated by recovery of these costs from customers. Both the PSCU and the PSCW allowed Mountain Fuel to recover future SFAS No. 106 costs in the 1993 rate cases if the amounts are funded in an external trust. The FERC issued an order granting rate recovery methodology for SFAS No. 106 costs to the extent that pipeline companies contribute the amounts to an external trust. Questar Pipeline expects to receive coverage of future SFAS No. 106 costs in its next general rate case and recovery of costs in excess of the amounts currently included in rates for the period from 1993 to the rate case filing if the rate case is filed prior to January 1, 1996.

The Financial Accounting Standards Board (FASB) has issued SFAS No. 112, Accounting for Postemployment Benefits. This statement requires the Company to recognize the liability for postemployment benefits when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company's principal liability under SFAS No. 112 is a long-term disability program. The Company is required to adopt SFAS No. 112 in the first quarter of 1994 and recognize a cumulative effect of a change in accounting method amounting to approximately $3,300,000. Some of this amount may be recovered from Mountain Fuel's and Questar Pipeline's customers through subsequent rate changes. The effect on ongoing net income is not expected to be significant.

Note L - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Mountain Fuel's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Mountain Fuel's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The rate of return is adjusted annually and is currently 14.6%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The rate of return is adjusted annually and is currently 19.6%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

c. Amounts received by Mountain Fuel from the sharing of Wexpro's oil income are used to reduce natural gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Mountain Fuel. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The return allowed Wexpro is currently 22.6%.

e. Wexpro operates natural gas properties owned by Mountain Fuel. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This rate of return is currently 14.6%.

Note M - Subsequent Events

In the first quarter of 1994, the E&P group announced two acquisitions of oil and gas reserves, processing plants, gathering systems and leasehold acreage for a cost of $117,100,000. The E&P group obtained oil and gas reserves of approximately 115 Bcf equivalent located in the Midcontinent and San Juan Basin regions. The first acquisition was for properties from Petroleum, Inc. and was completed in January 1994 at a cost of $22,600,000. This purchase was financed with short-term debt. In the second acquisition, the E&P group acquired the properties of Amax Oil & Gas's northern division at a cost of $94,500,000 through an alliance with Union Pacific Resources Corporation.
This transaction is expected to be closed in the first half of 1994 and will be financed with short-term debt and an expansion of the production-based long-term credit facility.

Note N - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. Separate disclosures are presented for cost-of-service and noncost-of-service activities.

Cost-of-service properties are those for which the operations and return on investment are governed by state regulatory agencies or the Wexpro settlement agreement (see Note L). Production from gas properties owned or operated by Wexpro is delivered to Mountain Fuel at cost of service. Noncost-of-service properties are properties from which production is sold at market prices. These properties include all Celsius Energy and Universal Resources properties and Wexpro oil properties. Production from Wexpro oil properties is sold at market prices and the income is shared with Mountain Fuel after a specified return on investment is earned.

Information on the results of operations and standardized measure of future net cash flows has not been included for cost-of-service activities because operating results and the value of the related properties is dependent upon returns established by state regulatory agencies based on historical costs or the terms of the Wexpro settlement agreement (see Note L).

NONCOST-OF-SERVICE ACTIVITIES

Capitalized Costs: The aggregate amounts of costs capitalized for noncost-of-service oil and gas-producing activities and the related amounts of accumulated depreciation and amortization follow:

                                        December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Proved properties                        $530,591    $502,754    $463,113
  Unproved properties                        14,613      21,100      22,393
                                            545,204     523,854     485,506
  Accumulated depreciation and
    amortization                            333,656     305,585     279,752
                                           $211,548    $218,269    $205,754

Full-Cost Amortization: Unproved properties held by Celsius Energy and Universal Resources are currently excluded from amortization until evaluation. A summary of costs excluded from amortization at December 31, 1993, and the year in which these costs were incurred is as follows:

                                                     Year Costs Incurred
                                                                                          1990 and
                                           Total        1993        1992        1991       Prior
                                        (In Thousands)
  Leaseholds                                 $7,229        $903        $917      $2,025      $3,384
  Exploration                                 7,384       1,929       1,611         906       2,938
                                            $14,613      $2,832      $2,528      $2,931      $6,322

Costs Incurred: The following costs were incurred in noncost-of-service oil and gas-producing activities.

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Property acquisition
    Unproved                                 $1,262      $1,257      $2,457
    Proved                                    1,228       3,462       6,520
  Exploration                                 8,141       7,940       8,235
  Development                                22,385      36,301      13,569
                                            $33,016     $48,960     $30,781

Results of Operations: Following are the results of operations of noncost-of-service oil and gas-producing activities before corporate overhead and interest expenses.

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Revenues
    From unaffiliated customers             $94,621     $79,994     $63,511
    From affiliates                           1,055       3,430       6,743
      Total revenues                         95,676      83,424      70,254

  Production expenses                        26,282      24,996      23,914
  Oil-income sharing under Wexpro
    settlement agreement - Note L             1,028       3,389       4,190
  Depreciation and amortization              33,386      26,657      22,456
      Total expenses                         60,696      55,042      50,560
                                             34,980      28,382      19,694
  Income tax expense - Note 1                 7,101       8,812       6,989
    Results of operations before
      corporate overhead and
      interest expenses                     $27,879     $19,570     $12,705

Note 1 - Income tax expense has been reduced by tight-sands gas production credits of $5,563,000 in 1993 and $1,441,000 in 1992.

Estimated Quantities of Proved Oil and Gas Reserves for Noncost-of-Service
Properties:  The majority of the following estimates were made by Ryder Scott
Company and H. J. Gruy and Company, independent reservoir engineers, and the remainder by the Company's reservoir engineers. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.


                                        Natural Gas     Oil
                                        (In Million (In Thousands
                                        Cubic Feet) of Barrels)
  Proved Reserves
    Balance at January 1, 1991              139,715      11,727
      Revisions of estimates                 16,007         297
      Extensions and discoveries             19,632         589
      Purchase of reserves in place           9,107         134
      Sale of reserves in place                (637)        (38)
      Production                            (14,193)     (2,038)
    Balance at December 31, 1991            169,631      10,671
      Revisions of estimates                 (2,508)      1,157
      Extensions and discoveries             51,691       1,343
      Purchase of reserves in place           4,294         228
      Sale of reserves in place                (872)        (87)
      Production                            (24,550)     (2,075)
    Balance at December 31, 1992            197,686      11,237
      Revisions of estimates                  6,262       1,135
      Extensions and discoveries             19,308         555
      Purchase of reserves in place           2,102          22
      Sale of reserves in place              (1,731)       (465)
      Production                            (32,299)     (1,975)
    Balance at December 31, 1993            191,328      10,509

  Proved Developed Reserves
    Balance at January 1, 1991              121,069      10,858
    Balance at December 31, 1991            148,078       9,991
    Balance at December 31, 1992            182,278      10,558
    Balance at December 31, 1993            183,494       9,743

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves for Noncost-of-Service Activities: Future net cash flows were calculated using December 31, 1993, prices and known contract price changes. Year-end production, development costs and income tax rates were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

The assumptions used to derive the standardized measure of future net cash flows are those required by the FASB and do not necessarily reflect the Company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise, and because the costs of oil-income sharing under the Wexpro settlement agreement were not included.

                                        December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Future cash inflows                      $513,015    $610,015    $464,885
  Future production and development
    costs                                  (161,969)   (185,395)   (151,264)
  Future income tax expenses                (67,060)    (79,910)    (59,453)
  Future net cash flows                     283,986     344,710     254,168
  10% annual discount for estimated
    timing of net cash flows               (103,514)   (124,636)    (91,018)
  Standardized measure of discounted
    future net cash flows                  $180,472    $220,074    $163,150

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                        Year Ended December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Beginning balance                        $220,074    $163,150    $203,335

    Sales of oil and gas produced, net
      of production costs                   (69,394)    (58,428)    (46,340)
    Net changes in prices and
      production costs                      (34,401)     41,281     (69,526)
    Extensions and discoveries, less
      related costs                          19,688      60,629      19,731
    Revisions of quantity estimates          11,370       4,499      15,152
    Purchase of reserves in place             1,228       3,462       6,520
    Sale of reserves in place                (6,043)     (1,168)       (681)
    Accretion of discount                    22,007      16,315      20,334
    Net change in income taxes               13,639      (9,107)     19,261
    Change in production rate                (1,433)       (684)     (3,699)
    Other                                     3,737         125        (937)
    Net change                              (39,602)     56,924     (40,185)
  Ending balance                           $180,472    $220,074    $163,150

COST-OF-SERVICE ACTIVITIES

Capitalized Costs: Capitalized costs for cost-of-service oil and gas-producing activities net of the related accumulated depreciation and amortization were as follows:

                                        December 31,
                                            1993        1992        1991
                                        (In Thousands)
  Mountain Fuel                             $44,708     $48,222     $51,575
  Wexpro                                     92,561      81,261      71,936
                                           $137,269    $129,483    $123,511

Costs Incurred: Costs incurred by Wexpro for cost-of-service gas-producing activities were $21,829,000 in 1993, $18,348,000 in 1992 and $19,771,000 in
1991.

Estimated Quantities of Proved Oil and Gas Reserves for Cost-of-Service
Properties: The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved undeveloped reserves that may exist.

                                        Natural Gas     Oil
                                        (In Million (In Thousands
                                        Cubic Feet) of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1991              375,300         858
      Revisions of estimates                  2,604          64
      Extensions and discoveries             29,519           2
      Production                            (27,652)       (110)
    Balance at December 31, 1991            379,771         814
      Revisions of estimates                  5,891          68
      Extensions and discoveries             43,682           5
      Sale of reserves in place                 (34)
      Production                            (29,699)       (100)
    Balance at December 31, 1992            399,611         787
      Revisions of estimates                 (1,158)         57
      Extensions and discoveries             65,293           9
      Production                            (35,508)        (81)
    Balance at December 31, 1993            428,238         772

Note O - Quarterly Financial and Stock Price Data (Unaudited)

Following is a summary of quarterly financial and stock price data. The quarterly results have been reclassified for the discontinued operations.

                                           First       Second      Third       Fourth      Total
                                          Quarter     Quarter     Quarter     Quarter       Year
                                        (In Thousands, Except Per Share Amounts)
                  1993
Revenues                                   $245,537    $131,656    $100,240    $182,997    $660,430
Operating income                             63,574      26,192      14,713      43,815     148,294
Income from continuing operations            36,021      16,029       6,970      25,444      84,464
Loss from discontinued operations              (898)       (764)     (1,110)                 (2,772)
  Net income                                 35,123      15,265       5,860      25,444      81,692
Earnings per common share
  Income from continuing operations            0.90        0.39        0.17        0.64        2.10
  Loss from discontinued operations           (0.02)      (0.02)      (0.03)                  (0.07)
    Net income                                 0.88        0.37        0.14        0.64        2.03
Dividends per common share                    0.265       0.275       0.275       0.275        1.09
Market price per common share
  High                                        31.38       34.75       42.75       44.00       44.00
  Low                                         25.38       30.25       33.00       31.50       25.38
  Close                                       31.38       34.50       42.50       33.00       33.00

                  1992
Revenues                                   $223,131    $106,112     $87,217    $174,886    $591,346
Operating income                             56,713      17,167      13,968      49,688     137,536
Income from continuing operations            30,863       6,612       6,857      29,439      73,771
Loss from discontinued operations              (709)       (595)       (633)       (500)     (2,437)
Cumulative effect                             9,303                                           9,303
  Net income                                 39,457       6,017       6,224      28,939      80,637
Earnings per common share
  Income from continuing operations            0.78        0.16        0.17        0.74        1.85
  Loss from discontinued operations           (0.02)      (0.01)      (0.02)      (0.01)      (0.06)
  Cumulative effect                            0.23                                            0.23
    Net income                                 0.99        0.15        0.15        0.73        2.02
Dividends per common share                    0.255       0.255       0.265       0.265        1.04
Market price per common share
  High                                        21.50       23.38       27.38       27.50       27.50
  Low                                         18.50       19.50       22.38       25.00       18.50
  Close                                       19.88       22.75       25.13       26.25       26.25

                  1991
Revenues                                   $234,764    $130,984     $87,921    $170,594    $624,263
Operating income                             62,400      20,811       9,537      40,556     133,304
Income from continuing operations            33,784       9,537       2,497      20,934      66,752
Loss from discontinued operations              (734)       (701)       (710)       (574)     (2,719)
  Net income                                 33,050       8,836       1,787      20,360      64,033
Earnings per common share
  Income from continuing operations            0.87        0.24        0.06        0.53        1.70
  Loss from discontinued operations           (0.02)      (0.02)      (0.02)      (0.01)      (0.07)
    Net income                                 0.85        0.22        0.04        0.52        1.63
Dividends per common share                    0.245       0.255       0.255       0.255        1.01
Market price per common share
  High                                        19.19       19.69       22.75       24.75       24.75
  Low                                         16.63       18.13       17.88       19.75       16.63
  Close                                       18.44       19.13       22.75       21.38       21.38

Note P - Operations by Line of Business

Following is a summary of operations by line of business:

                                        Exploration    Natural     Natural             Intercompany
                                            and       Gas Trans-  Gas Dist-    Other    Trans-      Questar
                                         Production    mission    ribution  Operations  actions     Consolidated
                                        (In Thousands)
                  1993
Revenues
  From unaffiliated customers              $217,669     $41,354    $400,225      $1,182                $660,430
  From affiliates                            58,778     130,274       2,166      26,961   ($218,179)
                                            276,447     171,628     402,391      28,143    (218,179)    660,430
Operating expenses
  Natural gas purchases                     127,312      56,022     230,139                (188,973)    224,500
  Operating and maintenance                  36,769      48,356      92,486      19,402     (28,178)    168,835
  Depreciation and amortization              44,614      14,084      23,244       4,816                  86,758
  Other expenses                             18,365       3,915      10,013         778      (1,028)     32,043
                                            227,060     122,377     355,882      24,996    (218,179)    512,136
    Operating income                         49,387      49,251      46,509       3,147                 148,294
Interest and other income (expense)             679         (11)      1,692       3,478      (2,206)      3,632
Debt expense                                 (2,090)    (13,114)    (15,423)     (5,563)      2,206     (33,984)
Income tax expense                          (11,651)    (12,851)     (7,709)     (1,267)                (33,478)
    Income (loss) from continuing
      operations                            $36,325     $23,275     $25,069       ($205)                $84,464
Identifiable assets                        $370,726    $397,356    $521,416    $128,189              $1,417,687
Capital expenditures                         57,790      47,580      50,658      12,360                 168,388

                  1992
Revenues
  From unaffiliated customers              $186,323     $34,991    $369,122        $910                $591,346
  From affiliates                            55,244     169,595       3,925      24,021   ($252,785)
                                            241,567     204,586     373,047      24,931    (252,785)    591,346
Operating expenses
  Natural gas purchases                     113,527      93,024     218,123                (223,656)    201,018
  Operating and maintenance                  35,289      46,601      79,975      17,073     (25,740)    153,198
  Depreciation and amortization              35,517      13,699      20,713       3,624                  73,553
  Other expenses                             14,993       3,842       9,839         756      (3,389)     26,041
                                            199,326     157,166     328,650      21,453    (252,785)    453,810
    Operating income                         42,241      47,420      44,397       3,478                 137,536
Interest and other income                     2,251       1,170       1,703       4,558      (3,007)      6,675
Debt expense                                 (3,457)    (13,829)    (15,254)     (6,235)      3,007     (35,768)
Income tax expense                          (13,273)    (12,298)     (7,451)     (1,650)                (34,672)
    Income from continuing operations       $27,762     $22,463     $23,395        $151                 $73,771
Identifiable assets                        $347,956    $400,336    $470,863    $101,203              $1,320,358
Capital expenditures                         69,216      37,938      55,721      17,186                 180,061

                  1991
Revenues
  From unaffiliated customers              $182,681     $28,408    $412,049      $1,125                $624,263
  From affiliates                            51,808     201,892       4,710      25,669   ($284,079)
                                            234,489     230,300     416,759      26,794    (284,079)    624,263
Operating expenses
  Natural gas purchases                     122,989     124,069     253,111                (252,407)    247,762
  Operating and maintenance                  33,054      46,699      80,824      18,881     (27,482)    151,976
  Depreciation and amortization              28,142      13,187      19,231       4,680                  65,240
  Other expenses                             17,069       3,630       8,706         766      (4,190)     25,981
                                            201,254     187,585     361,872      24,327    (284,079)    490,959
    Operating income                         33,235      42,715      54,887       2,467                 133,304
Interest and other income                     2,561       3,908       1,625       4,420      (4,228)      8,286
Debt expense                                 (3,341)    (13,737)    (15,163)     (7,940)      4,228     (35,953)
Income tax expense                          (11,490)    (10,829)    (16,275)       (291)                (38,885)
    Income (loss) from continuing
      operations                            $20,965     $22,057     $25,074     ($1,344)                $66,752
Identifiable assets                        $337,144    $378,563    $438,768     $58,044              $1,212,519
Capital expenditures                         51,006      40,091      36,984      14,169                 142,250

SCHEDULE V -  PROPERTY, PLANT AND EQUIPMENT

QUESTAR CORPORATION AND SUBSIDIARIES

           COL. A              COL. B      COL. C      COL. D      COL. E      COL. F

                             Balance at                            Other     Balance at
                             Beginning   Additions                Changes-    End of
       Classification        of Period    At Cost   Retirements Add (Deduct)   Period
                                                                  - Note A
                            (In Thousands)

Year Ended December 31, 1993
  Natural gas distribution     $667,667     $50,658      $8,378        $153    $710,100
  Natural gas transmission      511,923      47,216       2,602       4,571     561,108
  Exploration and production    661,835      57,790      12,281        (492)    706,852
  Other                          43,960       4,895       2,163        (358)     46,334
                             $1,885,385    $160,559     $25,424      $3,874  $2,024,394

Year Ended December 31, 1992
  Natural gas distribution     $615,989     $55,721      $4,089         $46    $667,667
  Natural gas transportation    477,373      36,555       1,987         (18)    511,923
  Exploration and production    605,879      69,216       4,629      (8,631)    661,835
  Other                          40,353       4,953       1,323         (23)     43,960
                             $1,739,594    $166,445     $12,028     ($8,626) $1,885,385

Year Ended December 31, 1991
  Natural gas distribution     $583,137     $36,984      $7,475      $3,343    $615,989
  Natural gas transmission      440,267      38,001       2,670       1,775     477,373
  Exploration and production    558,727      51,006       2,794      (1,060)    605,879
  Other                          49,721       6,469       9,911      (5,926)     40,353
                             $1,631,852    $132,460     $22,850     ($1,868) $1,739,594

Note A - Other changes consist of the following: 1993 - Transfer of a portion of Questar Pipeline's current gas stored underground to cushion gas stored underground of $3,874,000; 1992 - Reduction of Universal Resource's property, plant and equipment for the adoption of SFAS No. 109 of $8,626,000; and 1991 - Reduction of Universal Resource's property, plant and equipment for the effect of preacquisition net operating loss carryforwards of $1,868,000.

SCHEDULE VI- ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

QUESTAR CORPORATION AND SUBSIDIARIES

           COL. A              COL. B      COL. C      COL. D      COL. E      COL. F
                                         Additions
                             Balance at  Charged to                Other     Balance at
                             Beginning   Costs and                Changes-    End of
       Classification        of Period    Expenses  Retirements Add (Deduct)   Period
                            (In Thousands)

Year Ended December 31, 1993
  Natural gas distribution     $249,056     $25,492      $7,329         $95    $267,314
  Natural gas transmission      175,387      15,979       2,416         329     189,279
  Exploration and production    350,405      44,907       5,472        (281)    389,559
  Other                          22,989       4,818       2,082        (143)     25,582
                               $797,837     $91,196     $17,299          $0    $871,734

Year Ended December 31, 1992
  Natural gas distribution     $229,262     $22,922      $3,149         $21    $249,056
  Natural gas transmission      161,749      15,562       1,926           2     175,387
  Exploration and production    315,927      35,752       1,269          (5)    350,405
  Other                          20,414       3,749       1,156         (18)     22,989
                               $727,352     $77,985      $7,500          $0    $797,837

Year Ended December 31, 1991
  Natural gas distribution     $212,458     $21,340      $6,768      $2,232    $229,262
  Natural gas transmission      147,395      14,900       1,667       1,121     161,749
  Exploration and production    288,337      28,336       1,352         606     315,927
  Other                          27,306       4,774       7,707      (3,959)     20,414
                               $675,496     $69,350     $17,494          $0    $727,352

SCHEDULE IX - SHORT-TERM BORROWINGS

QUESTAR CORPORATION AND SUBSIDIARIES

           COL. A              COL. B      COL. C      COL. D      COL. E      COL. F
                                                                              Weighted
                                                      Maximum     Average     Average
                                          Weighted     Amount      Amount     Interest
                             Balance at   Average   Outstanding Outstanding     Rate
   Category of Aggregate        End       Interest     During      During      During
    Short-term Borrowing     of Period      Rate     the Period  the Period  the Period
          - Note A                                                - Note B    - Note C
                            (In Thousands)

Year Ended December 31, 1993
Notes payable to banks          $12,300        3.49%    $21,500      $7,460        3.42%
Commercial paper                 66,000        3.45%     66,000      18,226        3.35%

Year Ended December 31, 1992
Notes payable to banks          $21,500        4.01%    $23,500      $6,314        3.59%
Commercial paper                 48,500        3.68%     54,000      16,609        3.67%

Year Ended December 31, 1991
Notes payable to banks           $5,000        5.78%    $11,000      $5,020        6.61%
Commercial paper                 41,700        5.08%     60,000      10,739        6.45%

Note A - Notes payable to banks represent borrowings under line-of-credit arrangements that have no termination date but are subject to negotiation. Commercial paper matures 30 to 90 days from the date of issue with no provision for the extension of maturity.

Note B - The average amount outstanding during the period was computed by averaging the daily principal balances.

Note C - The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding during the period.

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

QUESTAR CORPORATION AND SUBSIDIARIES

           COL. A                                      COL. B
            Item                        Charged to Costs and Expenses
                                        (In Thousands)

                                        Year Ended December 31,
                                               1993        1992        1991
Maintenance and repairs                     $18,616     $17,726     $18,900
Real estate and personal property taxes      17,986      14,090      14,618
Severance and conservation taxes              9,235       6,988       5,891
Royalties                                    12,503       7,852       7,752

Advertising costs, which are less than 1% of total revenues, are not presented separately. Royalty costs for exploration and production operations have not been disclosed since production revenues are reported net of royalties. The Company does not have any depreciation and amortization of intangible assets.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1994.

                              QUESTAR CORPORATION
                                 (Registrant)


                              By /s/ R. D. Cash
                                  R. D. Cash
                                  Chairman, President and Chief
                                  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ R. D. Cash                   Chairman, President and Chief
 R. D. Cash                        Executive Officer (Principal
                                   Executive Officer)


  /s/ W. F. Edwards                Senior Vice President and Chief
 W. F. Edwards                     Financial Officer (Principal Financial
                                   and Accounting Officer)


*Robert H. Bischoff                Director
*R. D. Cash                        Director
*U. Edwin Garrison                 Director
*James A. Harmon                   Director
*W. W. Hawkins                     Director
*W. N. Jones                       Director
*Robert E. Kadlec                  Director
*Dixie L. Leavitt                  Director
*Neal A. Maxwell                   Director
*Gary G. Michael                   Director
*Mary Mead                         Director
*D. N. Rose                        Director
*Harris H. Simmons                 Director


March 24, 1994                *By  /s/ R. D. Cash
  Date                             R. D. Cash, Attorney in Fact

                               EXHIBIT INDEX

Sequential
Page     Exhibit
Number   Number     Exhibit

           2.* Plan and Agreement of Merger dated as of December 16, 1986, by and among the Company, Questar Systems Corporation, and Universal Resources Corporation. (Exhibit No. (2) to Current Report on Form 8-K dated December 16, 1986.)

           3.1.* Restated Articles of Incorporation effective May 28, 1991. (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June 30, 1991.)

           3.2.* Bylaws (as amended effective August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for Quarter ended June 30, 1992.)

           4.1.* Rights Agreement, dated as of March 14, 1986, between the Company and Morgan Guaranty Trust Company of New York pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 4. to Current Report on Form 8-K dated March 14, 1986.)

           4.2.* First Amendment to the Rights Agreement, dated as of May 15, 1989, between the Company and Morgan Shareholder Service Trust Company pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 28(a) to Current Report on Form 8-K dated May 15, 1989.)

           10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

           10.2.* 1 Questar Corporation Annual Management Incentive Plan, as amended effective February 11, 1992. (Exhibit No.
                    10.2. to Form 10-K Annual Report for 1991.)

           10.3.* 1 Questar Corporation Executive Incentive Retirement
                    Plan, as amended effective November 1, 1993.
                    (Exhibit No. 10.3. to Form 10-Q Report for Quarter ended September 30, 1993.)

           10.4.* 1 Questar Corporation Stock Option Plan, as amended effective February 13, 1990. (Exhibit No. 10.4. to Form 10-K Annual Report for 1989.)

           10.5.* 1 Questar Corporation Long Term Stock Incentive Plan effective March 1, 1991. (Exhibit No. 10.5. to Form 10-K Annual Report for 1990.)

           10.6.* 1 Questar Corporation Executive Severance Compensation
                    Plan, as amended effective January 1, 1990. (Exhibit No. 10.5. to Form 10-K Annual Report for 1989.)

           10.7.* 1 Questar Corporation Deferred Compensation Plan for
                    Directors, as amended April 30, 1991.  (Exhibit No.
                    10.7. to Form 10-K Annual Report for 1991.)

           10.8.* 1 Questar Corporation Supplemental Executive Retirement
                    Plan, as amended and restated effective November 1, 1993. (Exhibit No. 10.8. to Form 10-Q Report for Quarter ended September 30, 1993.)

           10.9.* 1 Questar Corporation Equalization Benefit Plan, as amended and restated effective November 1, 1993. (Exhibit No. 10.9. to Form 10-Q Report for Quarter ended September 30, 1993.)

           10.10.*1 Questar Corporation Stock Option Plan for Directors, as amended effective February 9, 1993. (Exhibit No.
                    10.10. to Form 10-K Annual Report for 1992.)

           10.11.*1 Form of Individual Indemnification Agreement dated
                    February 9, 1993 between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

           10.12.*1 Questar Corporation Deferred Share Plan, as amended and restated November 1, 1993. (Exhibit No. 10.12. to Form 10-Q Report for Quarter ended September 30, 1993.)

           10.13.*1 Questar Corporation Deferred Compensation Plan as adopted effective November 1, 1993. (Exhibit No.
                    10.13. to Form 10-Q Report for Quarter ended
                    September 30, 1993.)

           11. Statement concerning computation of earnings per share.

           22.      Subsidiary Information.

           24.      Consent of Independent Auditors.

           25.      Power of Attorney.

           28.1.* Press Release dated October 18, 1993, announcing the agreement with Nextel Communications, Inc. (Exhibit No. 28.1. to Form 10-Q Report for Quarter ended September 30, 1993.)

           28.2. Form 11-K Annual Report for the Questar Corporation Employee Stock Purchase Plan.

           28.3. Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-
                    15148, 33-15149, 33-40800, 33-40801, and 33-48169).


    *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

    1 Exhibit so marked is management contract or compensation plan or arrangement

    (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1993.