Form 10-Q
period 1994-03-31
QUESTAR CORP
filed 1994-05-13
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1994

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _____ TO _____

                    Commission File No. 1-8796

                       QUESTAR CORPORATION
      (Exact name of registrant as specified in its charter)


     STATE OF UTAH                                     87-0407509
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)


P.O. Box 45433, 180 East First South, Salt Lake City, Utah84145-0433
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:(801) 534-5000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class            Outstanding as of April 30, 1994
Common Stock, without par value          40,256,423 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended          12 Months Ended
                                     March 31,               March 31,
                                        1994        1993        1994        1993
                                    (In Thousands, Except Per Share Amounts)
REVENUES                               $223,309    $245,537    $638,202    $613,752

OPERATING EXPENSES
  Natural gas purchases                  93,784     109,125     209,159     206,880
  Operating and maintenance              41,935      44,107     166,663     159,103
  Depreciation and amortization          21,875      20,092      88,541      75,749
  Other taxes                            10,240       8,639      33,644      27,623

  TOTAL OPERATING EXPENSES              167,834     181,963     498,007     469,355

  OPERATING INCOME                       55,475      63,574     140,195     144,397

INTEREST AND OTHER INCOME                 1,579         769       4,442       5,216

DEBT EXPENSE                             (8,970)     (8,701)    (34,253)    (35,756)

  INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES       48,084      55,642     110,384     113,857

INCOME TAXES                             16,991      19,621      30,848      34,928

  INCOME FROM CONTINUING OPERATIONS      31,093      36,021      79,536      78,929

LOSS FROM DISCONTINUED OPERATIONS                      (898)     (1,874)     (2,626)

    NET INCOME                          $31,093     $35,123     $77,662     $76,303

EARNINGS PER COMMON SHARE
  Income from continuing operations       $0.77       $0.90       $1.97       $1.97
  Loss from discontinued operations                   (0.02)      (0.05)      (0.06)
    Net income                            $0.77       $0.88       $1.92       $1.91

Dividends per common share               $0.275      $0.265       $1.10       $1.05

Average common shares outstanding        40,199      39,845      40,145      39,729

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                     March 31,              December 31,
                                        1994        1993        1993
                                                (In Thousands)
ASSETS
Current assets
  Cash and short-term investments          $516                  $6,365
  Accounts receivable                   139,360    $124,326     138,866
  Inventories                            20,781      14,473      29,928
  Other current assets                    9,727      13,413      11,384
    Total current assets                170,384     152,212     186,543

Property, plant and equipment         2,126,011   1,901,677   2,024,394
Less allowances for depreciation and
  amortization                          893,861     816,536     871,734
  Net property, plant and equipment   1,232,150   1,085,141   1,152,660

Investment in discontinued
  operations                             30,667      26,872      29,498

Other assets                             48,448      38,722      48,986

                                     $1,481,649  $1,302,947  $1,417,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                    $2,180
  Short-term loans                     $119,300      14,000     $78,300
  Accounts payable and accrued
    expenses                            114,311      97,373     119,064
  Purchased-gas adjustments              42,468      45,901      25,727
    Total current liabilities           276,079     159,454     223,091

Long-term debt                          377,672     377,473     371,713
Other liabilities and deferred
  credits                                45,910      13,577      45,632
Deferred income taxes and investment
  tax credits                           150,085     162,527     167,784
Redeemable cumulative preferred
  stock                                   7,524       8,726       7,525

Common shareholders' equity
  Common stock                          305,546     296,388     303,503
  Retained earnings                     379,651     346,207     359,637
  Treasury stock, at cost               (34,016)    (32,986)    (34,396)
  Note receivable from ESOP             (26,802)    (28,419)    (26,802)
  Total common shareholders' equity     624,379     581,190     601,942

                                     $1,481,649  $1,302,947  $1,417,687

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                3 Months Ended
                                                March 31,
                                                    1994        1993
                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                        $31,093     $35,123
  Depreciation and amortization                      22,915      21,173
  Deferred income taxes and investment
    tax credits                                     (11,285)     (4,717)
  Loss from discontinued operations                                 898
                                                     42,723      52,477
  Change in operating assets and liabilities         19,677      24,938
      NET CASH PROVIDED FROM
        OPERATING ACTIVITIES                         62,400      77,415

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment      (114,930)    (19,179)
    Investment in discontinued operations            (1,169)       (800)
    Other investments                                   (63)       (153)
      Total capital expenditures                   (116,162)    (20,132)
  Proceeds from disposition of property,
    plant and equipment                               9,611         413
      CASH USED IN INVESTING ACTIVITIES            (106,551)    (19,719)

FINANCING ACTIVITIES
  Issuance of common stock                            2,612       3,225
  Purchase of treasury stock                           (189)       (362)
  Redemption of preferred stock                          (1)
  Issuance of long-term debt                         13,000     102,000
  Repayment of long-term debt                        (7,041)   (105,121)
  Increase (decrease) in short-term loans            41,000     (56,000)
  Payment of dividends                              (11,211)    (10,744)
  Other                                                 132         138
      CASH USED IN FINANCING ACTIVITIES              38,302     (66,864)

      CHANGE IN CASH AND SHORT-TERM
        INVESTMENTS, AND CHECKS OUTSTANDING
        IN EXCESS OF CASH BALANCES                  ($5,849)    ($9,168)

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 1994

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note B - Discontinued Operations

In October 1993, Questar reached an agreement with Nextel Communications to sell Questar's entire interest in Questar Telecom for approximately 3.9 million shares of Nextel common stock. This sale is expected to close in the first half of 1994. Since Questar Telecom represented all of Questar's specialized mobile radio operations, these operations have been disclosed as discontinued operations on Questar's financial statements. Prior financial statements have been reclassified to present the discontinued operations as a single line on both the income statement and balance sheet. Losses subsequent to September 1993 have been deferred until the sale is recorded since the Company expects to report a gain on the transaction.

Note C - Acquisitions of Oil and Gas Properties

The Company completed two acquisitions of oil and natural gas reserves for $95,591,000 in the first quarter of 1994. These acquisitions added a net
113.5 Bcfe of oil and natural gas reserves. Questar borrowed $50 million under a bridge-loan agreement with a bank to finance a portion of the oil and gas reserve acquisitions. This loan expires December 31, 1994, and is expected to be repaid with proceeds from borrowing under an expansion of the existing production-based credit facility. Other sources of funds for the reserve acquisitions included $15 million short-term and $6 million long-term borrowings under the E&P group's production-based credit facility, and other short-term bank and commercial paper borrowings.

Note D - Accounting for Postemployment Benefits

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. The effect on net income was not significant since the majority of the $3,268,000 liability was offset with a regulatory asset because both Questar Pipeline and Mountain Fuel expect to include these costs in future rates.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
March 31, 1994

Exploration and Production Operations --

Celsius Energy, Universal Resources and Wexpro (E&P group) conduct the Company's exploration and production operations. Following is a summary of financial results and operating information.

                                    3 Months Ended          12 Months Ended
                                     March 31,               March 31,
                                        1994        1993        1994        1993
                                    (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers         $66,061     $57,670    $226,060    $191,545
    From affiliates                      19,844      14,347      64,275      56,022
      Total revenues                    $85,905     $72,017    $290,335    $247,567
  Operating income                      $15,081     $11,446     $53,022     $44,648
  Net income                             10,477       8,281      38,521      29,780

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                         7,858       7,581      32,576      26,496
    Oil and natural gas liquids
      (in thousands of barrels)             512         429       2,058       2,014
  Production revenue
    Natural gas (per thousand
      cubic feet)                         $2.10       $1.87       $1.91       $1.70
    Oil and natural gas liquids
      (per barrel)                        12.85       18.04       15.44       18.58
  Gas marketing volumes (in
    thousands of decatherms)             21,739      18,546      68,336      66,026

Natural gas production volumes increased 4% in the first quarter of 1994 over the same quarter of 1993 because of the acquisition of natural gas reserves and cold weather in the eastern United States, which increased demand from the mid-continent producing area.

The E&P group received revenue of $2.10 per Mcf of gas production in the first quarter of 1994 compared with $1.87 in the first quarter of 1993. The price of natural gas increased because of strong demand for gas throughout the eastern United States.

Oil and natural gas liquid production increased 19% in the first quarter of 1994 over the 1993 quarter due to the completion of several natural gas liquid processing plants that were not on line in the first quarter of 1993. The increased production was offset by reduced oil and natural gas liquid prices, which were down 29% from the 1993 quarter to $12.85 per barrel.

Universal Resources completed two acquisitions of oil and natural gas reserves for $95,591,000 in the first quarter of 1994. These acquisitions added a net 113.5 Bcfe of oil and natural gas reserves, or a 45% increase over the nonutility reserves at December 31, 1993. Because of these acquisitions, the E&P group expects to increase production volumes during the remainder of 1994.

Gas marketing volumes increased 17% in the first quarter of 1994 over the first quarter of 1993 as a result of increased national demand for natural gas.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, gathering and storage operations. Following is a summary of financial results and operating information.

                                    3 Months Ended          12 Months Ended
                                     March 31,               March 31,
                                        1994        1993        1994        1993
                                    (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers          $8,587     $10,033     $39,908     $41,645
    From affiliates                      19,163      68,118      81,319     169,248
      Total revenues                    $27,750     $78,151    $121,227    $210,893
  Operating income                      $11,663     $14,738     $46,176     $48,113
  Net income                              5,508       7,382      21,401      22,849

OPERATING STATISTICS
Natural gas volumes (in thousands
  of decatherms)
    Transportation
      For Mountain Fuel                  36,860      13,259      88,662      35,432
      For other customers                31,203      38,871     141,520     168,153
        Total transportation             68,063      52,130     230,182     203,585
    Sales for resale to Mountain
      Fuel                                           21,039       3,298      42,285
        Total system throughput          68,063      73,169     233,480     245,870
    Gathering
      For Mountain Fuel                  12,065      20,989      35,508      44,252
      For other customers                11,783       7,590      52,529      31,020
        Total gathering                  23,848      28,579      88,037      75,272
Natural gas revenues (per decatherm)
  Transportation                          $0.23       $0.23       $0.24       $0.22
  Sales for resale                                     2.70        7.57        3.22
  Gathering                                0.23        0.22        0.22        0.24

Questar Pipeline began operating under Federal Energy Regulatory Commission (FERC) Order 636 effective September 1, 1993. At that time Questar Pipeline unbundled its transportation, gathering and storage services and eliminated its sales-for-resale function. Under the Order 636 operating environment, firm transportation and gathering volumes do not have a significant impact on current operating results since 94% of the cost of service is recovered in the demand component of rates using the straight fixed-variable rate design. Since this demand component is collected equally each month of the year, revenues collected using the straight fixed-variable rate design in the high-volume first quarter are less than those collected under the rate design in effect during the first quarter of 1993. The straight fixed-variable rate design should result in increased revenues during the second and third quarters of 1994, compared to the same quarters of 1993.

Deliveries to Mountain Fuel (including transportation and sales for resale) were higher in the periods ended March 31, 1994, due to gas transported to storage reservoirs. Transportation for other customers was lower in the 1994 periods because Order 636 rate design changes reduced volumes for interruptible customers.


Gathering volumes for Mountain Fuel decreased in the first quarter of 1994; however, gathering for other customers increased. In April 1994, the FERC approved a gathering agreement between Questar Pipeline and Mountain Fuel, which will allocate 60% of the gathering cost of service to the demand component of rates and 40% to the commodity component. Gathering revenues will be increased in the second quarter of 1994, retroactive to September 1, 1993.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                    3 Months Ended          12 Months Ended
                                     March 31,               March 31,
                                        1994        1993        1994        1993
                                    (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $148,318    $177,522    $371,021    $379,651
    From affiliates                         697         461       2,402       3,745
      Total revenues                   $149,015    $177,983    $373,423    $383,396
  Operating income                      $27,776     $36,734     $37,551     $48,974
  Net income                             15,098      20,465      19,702      26,806

OPERATING STATISTICS
Natural gas volumes (in thousands
  of decatherms)
    Residential and commercial sales     30,138      36,433      73,074      73,194
    Industrial sales                      2,217       1,738       6,993       5,440
    Transportation for industrial
      customers                          13,271      17,014      49,362      53,694
      Total deliveries                   45,626      55,185     129,429     132,328
  Natural gas revenue (per
    decatherm)
    Residential and commercial            $4.54       $4.56       $4.53       $4.67
    Industrial sales                       3.23        4.08        3.11        3.64
    Transportation for industrial
      customers                            0.12        0.10        0.12        0.11
  Heating degree days
    Actual                                2,307       3,167       5,213       5,649
    Normal                                2,743       2,963       5,583       5,803
  Number of customers at end of
    period                              553,507     533,881

Heating degree days were 16% warmer than normal in the first quarter of 1994 compared with 7% colder than normal in the first quarter of 1993. This resulted in a 17% decrease in natural gas volumes sold to residential and commercial customers. The effect of warmer weather was partially offset by a 3.7% increase in the number of customers.

Volumes delivered to industrial customers decreased 17% in the first quarter of 1994 compared with the same quarter of 1993. Natural gas demand for electric generation and some other customers was lower because of the warmer weather. Usage by several major metal and chemical customers was also lower during the quarter.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, by the Public Service Commission of Utah in a general rate case order. The Company also changed the way that revenues for residential and commercial customers are recorded from an "as-billed" to an "as-delivered" basis. This had the effect of decreasing earnings in the first quarter of 1994 by approximately $2 million, and is expected to increase earnings for the remainder of the year.

Discontinued Operations -

In October 1993, Questar reached an agreement with Nextel Communications to sell Questar's entire interest in Questar Telecom for approximately 3.9 million shares of Nextel common stock. This sale is expected to close in the first half of 1994. Since Questar Telecom represented all of Questar's specialized mobile radio operations, these operations have been disclosed as discontinued operations on Questar's financial statements. Prior financial statements have been reclassified to present the discontinued operations as a single line on both the income statement and balance sheet. Losses subsequent to September 1993 have been deferred until the sale is recorded since the Company expects to report a gain on the transaction.

Consolidated Results of Operations --

Consolidated revenues decreased in the first quarter of 1994 compared with the first quarter of 1993 because of reduced natural gas deliveries by Mountain Fuel and other factors noted in the natural gas transmission and natural gas distribution sections. These decreases were partially offset by increased exploration and production revenues from natural gas production and marketing. Consolidated revenues increased in the 12 months ended March 31, 1994, compared with the prior year period primarily because of increased natural gas production and prices by the E&P group.

Natural gas purchases were lower in the first quarter of 1994 compared with the first quarter of 1993 because of reduced deliveries by Mountain Fuel. Natural gas purchases were higher in the 12 months ended March 31, 1994, compared with the same 1993 period because of increased natural gas marketing by the E&P group and higher sales volumes by Mountain Fuel.

Operating and maintenance expenses were 5% lower in the first quarter of 1994 compared with the first quarter of 1993. The decrease was a result of a credit received by the E&P group from the recovery of injected gas in the Powell field and lower variable costs due to lower natural gas transmission throughput and natural gas distribution deliveries.
Operating and maintenance expenses increased 5% in the 12 months ended March 31, 1994, compared with the 1993 period because of increased customers and service territory for Mountain Fuel, the recording of postretirement medical and life insurance benefits on an accrual basis, increased natural gas production by the E&P group and new activities required of Questar Pipeline and Mountain Fuel as a result of restructuring under FERC Order 636.

Depreciation and amortization increased in the periods ended March 31, 1994, because of increased natural gas and oil production and increased investment in property, plant and equipment by all lines of business. Other taxes were higher in the periods ended March 31, 1994, because of the increased production volumes.

The effective income tax rate was 35.3% in both the first quarter of 1994 and 1993. The Company recognized $2,260,000 of tight-sands gas production tax credits in the 1994 period and $1,709,000 in the 1993 period.

Effective January 1, 1994, the Company recorded a liability for postemployment disability and health care benefits in compliance with the Statement of Financial Accounting Standards No. 112. The effect on net income was not significant since the majority of the $3,268,000 liability was offset with a regulatory asset because both Questar Pipeline and Mountain Fuel expect to include these costs in future rates.

Liquidity and Capital Resources --

Net cash provided from operating activities was $62,400,000 for the first quarter of 1994 compared with $77,415,000 for the same period of 1993. The decrease was due to lower net income, a larger reduction in deferred income taxes and lower sources of cash from changes in working capital accounts.

Capital expenditures were $116,162,000 in the first quarter of 1994, compared with $20,132,000 in the first quarter of 1993. Capital expenditures for the calendar year 1994 are estimated as follows:

                                                (In Millions)
Exploration and production                           $160.0
Natural gas transmission                               70.9
Natural gas distribution                               51.4
Other operations                                       17.7
                                                     $300.0

The first quarter capital expenditures included purchases of oil and gas reserves and related properties by Universal Resources as follows:

                                                            (In Thousands)
Purchase of properties from Petroleum Inc.                      $21,804
Purchase of Amax Oil and Gas Northern Division
    properties from Union Pacific Resources Corporation          88,087
Exercise of option to purchase Amax's Colorado properties
    by the Southern Ute Indian Tribe                            (14,300)
                                                                $95,591

Questar borrowed $50 million under a bridge-loan agreement with a bank to finance a portion of the oil and gas reserve acquisitions. This loan expires December 31, 1994, and is expected to be repaid with proceeds from borrowing under an expansion of the existing production-based credit facility. Other sources of funds for the reserve acquisitions included $15 million short-term and $6 million long-term borrowings under the E&P group's production-based credit facility, and other short-term bank and commercial paper borrowings.

Questar plans to finance the remaining 1994 capital expenditures with cash flow from operations, borrowings under an expanded production-based credit facility, additional $17 million of medium-term notes to be issued by Mountain Fuel and short-term borrowings. In addition, Questar may issue common stock, or sell or monetize a portion of its investment in Nextel common stock to fund capital expenditures.

Short-term borrowings at March 31, 1994, consisted of the following:

                                                            (In Thousands)
Bridge loan to finance reserve acquisitions                     $50,000
Production-based credit facility                                 15,000
Other bank loans                                                  5,200
Commercial paper                                                 49,100
                                                               $119,300

The Company had the capacity at March 31, 1994, to borrow an additional $81,400,000 under existing short-term credit lines with banks.

                              PART II
                         OTHER INFORMATION

     Questar Corporation has nothing to disclose in this section of the report.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUESTAR CORPORATION
                                  (Registrant)



 May 11, 1994                  /s/ W. F. Edwards
                              W. F. Edwards
                              Senior Vice President and Chief
                               Financial Officer (Duly authorized
                               officer and principal financial
                               officer)