Form 10-Q
period 1994-06-30
QUESTAR CORP
filed 1994-08-12
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____ TO _____

                          Commission File No. 1-8796

                              QUESTAR CORPORATION
            (Exact name of registrant as specified in its charter)


     STATE OF UTAH                                                 87-0407509
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)


P.O. Box 45433, 180 East First South, Salt Lake City, Utah         84145-0433
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:            (801) 534-5000


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

                Class                         Outstanding as of July 31, 1994
Common Stock, without par value                       40,316,986 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                      June 30,              June 30,              June 30,
                                      1994       1993       1994       1993       1994       1993
                                      (In Thousands, Except Per Share Amounts)
REVENUES                                $135,397   $131,656   $358,706   $377,193   $641,943   $639,296

OPERATING EXPENSES
  Natural gas purchases                   30,453     35,798    124,237    144,923    203,814    215,080
  Operating and maintenance               43,703     40,585     85,638     84,692    169,781    160,952
  Depreciation and amortization           24,249     20,964     46,124     41,056     91,826     80,729
  Other taxes                             10,760      8,117     21,000     16,756     36,287     29,113

    TOTAL OPERATING EXPENSES             109,165    105,464    276,999    287,427    501,708    485,874

    OPERATING INCOME                      26,232     26,192     81,707     89,766    140,235    153,422

INTEREST AND OTHER INCOME                  1,424        929      3,003      1,698      4,937      4,703

DEBT EXPENSE                              (9,390)    (8,280)   (18,360)   (16,981)   (35,363)   (35,662)

    INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                 18,266     18,841     66,350     74,483    109,809    122,463

INCOME TAXES                               4,338      2,812     21,329     22,433     32,374     34,117

    INCOME FROM CONTINUING OPERATIONS     13,928     16,029     45,021     52,050     77,435     88,346

LOSS FROM DISCONTINUED OPERATIONS                      (764)               (1,662)    (1,110)    (2,795)

    NET INCOME                           $13,928    $15,265    $45,021    $50,388    $76,325    $85,551

EARNINGS PER COMMON SHARE
  Income from continuing operations        $0.34      $0.39      $1.11      $1.29      $1.92      $2.20
  Loss from discontinued operations                   (0.02)                (0.04)     (0.03)     (0.07)
    Net income                             $0.34      $0.37      $1.11      $1.25      $1.89      $2.13

Dividends per common share                $0.285     $0.275      $0.56      $0.54      $1.11      $1.07

Average common shares outstanding         40,269     39,959     40,232     39,901     40,197     39,790

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                      June 30,              December 31,
                                      1994       1993       1993
                                                 (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                               $6,365
  Accounts receivable                   $115,095    $95,261    138,866
  Inventories                             23,616     16,934     29,928
  Other current assets                    10,313     10,813     11,384
    Total current assets                 149,024    123,008    186,543

Property, plant and equipment          2,169,918  1,926,269  2,024,394
Less allowances for depreciation and
  amortization                           916,665    836,611    871,734
    Net property, plant and equipment  1,253,253  1,089,658  1,152,660

Investment in discontinued operations     30,667     28,408     29,498

Other assets                              49,231     38,333     48,986

                                      $1,482,175 $1,279,407 $1,417,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of cash    $3,810     $3,658
  Short-term loans                       119,900     15,000    $78,300
  Accounts payable and accrued expense    94,723     77,139    119,064
  Purchased-gas adjustments               26,106     43,795     25,727
    Total current liabilities            244,539    139,592    223,091

Long-term debt                           394,677    365,477    371,713
Other liabilities and deferred credits    48,172     14,258     45,632
Deferred income taxes and investment
  tax credits                            158,667    164,206    167,784
Redeemable cumulative preferred stock      7,524      8,726      7,525

Common shareholders' equity
  Common stock                           307,354    298,579    303,503
  Retained earnings                      382,084    350,440    359,637
  Treasury stock, at cost                (34,040)   (33,452)   (34,396)
  Note receivable from ESOP              (26,802)   (28,419)   (26,802)
    Total common shareholders' equity    628,596    587,148    601,942

                                      $1,482,175 $1,279,407 $1,417,687

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 6 Months Ended
                                                 June 30,
                                                 1994       1993
                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                        $45,021    $50,388
  Depreciation and amortization                      48,259     43,239
  Deferred income taxes and
   investment tax credits                            (2,703)    (3,038)
  Loss from discontinued operations                              1,662
                                                     90,577     92,251
  Change in operating assets and liabilities          6,308     32,882

      NET CASH PROVIDED FROM
        OPERATING ACTIVITIES                         96,885    125,133

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment      (161,692)   (47,998)
    Investment in discontinued operations            (1,169)    (3,100)
    Other investments                                  (459)      (163)
      Total capital expenditures                   (163,320)   (51,261)
  Proceeds from disposition of property,
    plant and equipment                              10,064      2,649
      CASH USED IN INVESTING ACTIVITIES            (153,256)   (48,612)

FINANCING ACTIVITIES
  Issuance of common stock                            4,420      5,415
  Purchase of treasury stock                           (213)      (827)
  Redemption of preferred stock                          (1)
  Issuance of long-term debt                         40,000    114,000
  Repayment of long-term debt                       (17,036)  (129,117)
  Increase (decrease) in short-term loans            41,600    (55,000)
  Checks outstanding in excess of cash balances       3,810      3,658
  Payment of dividends                              (22,838)   (21,915)
  Other                                                 264        277
   CASH PROVIDED FROM (USED IN)
       FINANCING ACTIVITIES                          50,006    (83,509)

    DECREASE IN CASH AND SHORT-TERM INVESTMENTS     ($6,365)   ($6,988)

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 1994

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note B - Discontinued Operations

In October 1993, Questar reached an agreement with Nextel Communications to sell Questar's entire interest in Questar Telecom for approximately
3.9 million shares of Nextel common stock. This sale was completed August 4, 1994, subject to adjustments, and resulted in a pretax gain of about $61.9 million ($37.2 million after-tax ). The closing price of Nextel's common stock on August 4, 1994 was $25.625 per share. Since Telecom represented all of Questar's specialized mobile radio operations, these operations have been disclosed as discontinued on Questar's financial statements. Prior financial statements have been reclassified to present the discontinued operations as a single line on both the income statement and balance sheet. Losses subsequent to September 1993 have been deferred until the sale is recorded since the Company expected to report a gain from the sale.

Note C - Acquisitions of Oil and Gas Properties

The Company completed two acquisitions of oil and natural gas reserves for $96,528,000 in the first quarter of 1994, which added a net 113.5 Bcfe of oil and natural gas reserves. These acquisitions were primarily funded by Questar with a $50,000,000 bank loan and short-term debt. These borrowings were repaid in August 1994, using proceeds from an expansion of the existing production-based credit facility. The credit facility was expanded to $135,000,000.

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

Note E - Financing

During the second quarter of 1994, Mountain Fuel issued $17,000,000 of 30-year notes at an 8.12% interest rate. Mountain Fuel used proceeds from these notes for capital expenditures and operations. In August 1994 the Company expanded its production-based credit facility from $65,000,000 to $135,000,000. The proceeds of this revolving loan were used to repay a bridge loan used to finance the E & P group's first-quarter 1994 property acquisitions and also will provide financing for future capital expenditures.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
June 30, 1994

Exploration and Production Operations --

Celsius Energy, Universal Resources and Wexpro (E&P group) conduct the Company's exploration and production operations. Following is a summary of financial results and operating information.

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                      June 30,              June 30,              June 30,
                                      1994       1993       1994       1993       1994       1993
                                      (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers          $72,354    $51,421   $138,415   $109,091   $246,993   $203,462
    From affiliates                       18,502     11,567     38,346     25,914     71,210     54,869
      Total revenues                     $90,856    $62,988   $176,761   $135,005   $318,203   $258,331
  Operating income                       $16,087    $12,202    $31,168    $23,648    $56,907    $49,625
  Net income                              10,969      8,989     21,446     17,270     40,501     34,045

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                         10,442      8,001     18,300     15,582     35,017     30,470
    Oil and natural gas liquids
      (in thousands of barrels)              638        503      1,150        932      2,193      2,024
  Production revenue
    Natural gas (per thousand
      cubic feet)                          $1.91      $1.85      $1.99      $1.86      $1.92      $1.77
    Oil and natural gas liquids
      (per barrel)                         14.63      18.30      13.84      18.18      14.55      18.70
  Gas marketing volumes (in thousands
    of decatherms)                        23,059     13,695     44,798     32,241     77,700     59,189

Increased natural gas reserves along with colder weather in the eastern United States led to higher natural gas production in the 3-, 6-, and 12-month periods ended June 30, 1994 compared with the corresponding 1993 periods. The Company completed the $96,528,000 acquisition of 113.5 Bcfe of natural gas and oil reserves during the first quarter of 1994 and produced approximately 3.1 Bcf of gas from these properties in the first half of 1994. The colder weather in the eastern United States resulted in increased demand from the mid-continent producing area.

The E&P group received revenue of $1.99 per Mcf of gas production in the first half of 1994 compared with $1.86 in the first half of 1993. The price of natural gas increased because of strong demand for gas throughout the eastern United States and our ability to pre-sell part of our production at prices above current market levels. About 85% of Rocky Mountain gas production is under contract until October 1994 at an average price of $1.95 per Mcf.

Oil and natural gas liquids production was higher in the 1994 periods presented due primarily to the previously mentioned reserve acquisitions and the completion of several natural gas liquid processing plants that
were not on line in the first quarter of 1993.    Of the 218,000 bbl
increase in first half production, about 171,000 bbl were produced from the newly acquired properties. The increased production was largely offset by reduced oil and natural gas liquid prices. Prices were down by at least 20% in the 1994 periods compared with the same periods in the prior year.

Gas marketing volumes increased 39% in the first six months of 1994 over the first six months of 1993 as a result of increased national demand for natural gas.

The E & P group recognized $2,761,000 of tight sands income tax credits in the first half of 1994, up from $2,525,000 for the same period of 1993.

The Company enters into swaps, futures contracts or option agreements to hedge its exposure to price fluctuations in connection with marketing of its own production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in the Company's marketing activities. The Company feels that there is a high degree of correlation of such contracts because timing of production and the hedge contract are closely matched, and hedge prices are established in the areas of the Company's operations. Recognized gains and losses on hedge transactions are matched and reported during the same time period as the related physical transactions. The Company's hedging transactions do not have a material effect on its operating results or financial position.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, gathering and storage operations. Following is a summary of financial results and operating information.

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                      June 30,              June 30,              June 30,
                                      1994       1993       1994       1993       1994       1993
                                      (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers           $9,614     $9,813    $18,201    $19,846    $39,709    $43,430
    From affiliates                       19,805     25,236     38,968     93,354     75,888    168,876
      Total revenues                     $29,419    $35,049    $57,169   $113,200   $115,597   $212,306
  Operating income                       $13,884    $10,378    $25,547    $25,116    $49,682    $49,767
  Net income                               6,869      4,778     12,377     12,160     23,492     23,932

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
    Transportation
      For Mountain Fuel                   15,204      9,778     52,064     23,037     94,088     40,179
      For other customers                 38,729     41,536     69,932     80,407    138,713    172,550
        Total transportation              53,933     51,314    121,996    103,444    232,801    212,729
    Sales for resale to Mountain Fuel                 3,298                24,337                42,044
        Total system throughput           53,933     54,612    121,996    127,781    232,801    254,773
    Gathering
      For Mountain Fuel                    8,637      6,281     20,702     27,270     37,864     46,519
      For other customers                 12,624     11,809     24,407     19,399     53,344     37,865
        Total gathering                   21,261     18,090     45,109     46,669     91,208     84,384
Natural gas revenues (per decatherm)
  Transportation                           $0.28      $0.23      $0.25      $0.23      $0.25      $0.22
  Sales for resale                                     5.00                  2.99                  3.19
  Gathering                                 0.34       0.22       0.28       0.22       0.25       0.23

Questar Pipeline began operating under Federal Energy Regulatory Commission (FERC) Order 636 effective September 1, 1993. At that time Questar Pipeline unbundled its transportation, gathering and storage services and eliminated its sales-for-resale function. Under the Order 636 operating environment, firm transportation volumes do not have a significant impact on current operating results since 96% of the cost of service is recovered in the demand component of rates using the straight fixed-variable rate design. Since this demand component is collected equally each month of the year, revenues collected using the straight fixed-variable rate design in the high-volume first and fourth quarters are less than those collected under the rate design in effect during the comparable periods of 1993. The straight fixed-variable rate design resulted in increased revenues during the second quarter of 1994, when compared to the same quarter of 1993.

Deliveries to Mountain Fuel were higher in the 3-, 6- and 12-month periods ended June 30, 1994. Transportation for other customers was lower in the 1994 periods because of lower firm transportation contract demand.

In April 1994, the FERC approved a gathering agreement between Questar Pipeline and Mountain Fuel retroactive to September 1, 1993, which allocates 60% of gathering costs to the demand component of rates and 40% to the commodity component. Gathering revenues were increased $1,335,000 in the second quarter of 1994, to retroactively reflect the FERC approved gathering agreement. Mountain Fuel accounted for 46% of the volumes of gas gathered in the first half of 1994.

Questar Pipeline expanded firm storage service at Clay Basin from 31 to
41.8 Bcf working gas capacity in mid-May 1994. With additional cushion gas, storage capacity will be increased to 46.3 Bcf by the 1995-96 heating season.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                      3 Months Ended        6 Months Ended        12 Months Ended
                                       June 30,              June 30,              June 30,
                                      1994       1993       1994       1993       1994       1993
                                      (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers          $53,382    $70,236   $201,700   $247,758   $354,167   $391,519
    From affiliates                        1,503        841      2,200      1,302      3,064      3,957
      Total revenues                     $54,885    $71,077   $203,900   $249,060   $357,231   $395,476
  Operating income (loss)                ($4,995)    $2,440    $22,781    $39,174    $30,116    $50,934
  Net income (loss)                       (3,849)     2,150     11,249     22,615     13,703     30,683

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
    Residential and commercial sales       9,768     14,002     39,906     50,435     68,840     76,976
    Industrial sales                       1,692      1,364      3,909      3,102      7,321      5,730
    Transportation for industrial
      customers                           10,020     11,824     23,291     28,838     47,558     54,085
      Total deliveries                    21,480     27,190     67,106     82,375    123,719    136,791
  Natural gas revenue (per decatherm)
    Residential and commercial             $4.55      $4.42      $4.54      $4.52      $4.55      $4.60
    Industrial sales                        2.65       3.08       2.98       3.64       3.01       3.54
    Transportation for industrial
      customers                             0.12       0.12       0.12       0.11       0.11       0.11
  Heating degree days
    Actual                                   523        950      2,830      4,117      4,786      6,047
    Normal                                   741      1,040      3,484      4,003      5,282      5,803
  Number of customers at end of
    period                               553,350    532,402

Natural gas volumes sold to residential and commercial customers decreased in the 3-, 6- and 12-month periods of 1994 as a result of unseasonably warm weather and a change in the method of recording revenues from the retail sale of natural gas. These two factors were also largely responsible for the significantly lower earnings reported in the second quarter and first half of 1994. Temperatures in the first half of 1994 were 19% warmer than normal compared with 3% colder than normal weather in the first half of 1993. The effects of warmer weather and the change in recording revenues was partially offset by a 3.9% increase in the number of customers.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, by the Public Service
Commission of Utah (PSCU) in a general rate case order.   Also as a
result of actions taken by the PSCU, the Company changed the way that revenues for residential and commercial customers are recorded from an "as-billed" to an "as-delivered" basis. This had the effect of shifting approximately $5 million of net income from the first half of 1994 to the second half, primarily the fourth quarter.

Volumes delivered to industrial customers decreased 15% in the first half of 1994 compared with the same period of 1993. Natural gas demand for electric generation and for use by several major metal and chemical customers was lower during the first half of 1994.

The net income comparison for the first half of 1994 with the same period in 1993 was also negatively affected by lower tight sands income tax credits. Tight sands income tax credits amounted to $2,049,000 in 1994, down from $3,299,000 in 1993.

Discontinued Operations -

In October 1993, Questar reached an agreement with Nextel Communications to sell Questar's entire interest in Questar Telecom for approximately
3.9 million shares of Nextel common stock. This sale was completed August 4, 1994, subject to adjustments, and resulted in a pretax gain of about $61.9 million ($37.2 million after-tax ). The closing price of Nextel's common stock on August 4, 1994 was $25.625 per share. Since Telecom represented all of Questar's specialized mobile radio operations, these operations have been disclosed as discontinued on Questar's financial statements. Prior financial statements have been reclassified to present the discontinued operations as a single line on both the income statement and balance sheet. Losses subsequent to September 1993 have been deferred until the sale is recorded since the Company expected to report a gain from the sale.

Consolidated Results of Operations --

Consolidated revenues were higher in the second quarter of 1994 compared with the second quarter of 1993 due to increased exploration and production revenues from natural gas production and marketing. However, first half revenues were lower in 1994 because these positive factors were more than offset by reduced natural gas deliveries by the natural gas distribution and natural gas transmission business segments of Questar. Consolidated revenues increased in the 12 months ended June 30, 1994, compared with the prior year period primarily because of increased natural gas production and prices by the E & P group.

Natural gas purchases were lower in the 3-, 6- and 12- month periods of 1994 compared with the same periods of 1993 because of reduced deliveries by Mountain Fuel.

Operating and maintenance expenses were higher in the 3-, 6- and 12-month periods primarily due to increased production volumes and costs from the additional oil and gas properties being operated as a result of the property acquisitions. Another cause for higher expenses was the above-average growth in the number of distribution customers. Partially offsetting the increase was a credit received by the E & P group from the recovery of injected gas in the Powell field and lower variable costs due to lower natural gas transmission throughput.

Depreciation and amortization increased in the periods ended June 30, 1994, because of increased natural gas and oil production and increased investment in property, plant and equipment by all lines of business. Other taxes were higher in the periods ended June 30, 1994, because of the increased production volumes.

Interest and other income was higher in the 1994 periods largely due to a working-gas carrying charge earned by Mountain Fuel as allowed by the PSCU in the last general rate case. Debt expense increased in the 1994 periods because of higher debt balances.

The effective income tax rate for the six months was 32.1% in 1994 and 30.1% in 1993. The Company recognized $4,810,000 of tight-sands gas production tax credits in the 1994 period and $5,824,000 in the 1993 period. The Company expects to recognize about $10,000,000 of tax credits in 1994 compared with $11,026,000 in 1993.

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

In the first half of 1994, the Company, through an affililate, converted $6,758,000 of loans receivable from FuelMaker to common equity resulting in an increase in ownership to 40% from 33%.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $96,885,000 for the first six months of 1994 compared with $125,133,000 for the same period of 1993. The decrease was primarily due to lower net income and lower sources of cash from changes in gas stored underground, and the purchased gas cost balancing account.

Investing Activities:

Capital expenditures of $163,320,000 in the first half of 1994, were $112,059,000 higher than for the same period a year ago due largely to E
& P property acquisitions.   A comparison of capital expenditures for the
first six months of 1994 and 1993 plus an estimate for the calendar year 1994 are as follows:


                                                            Estimated
                                      Actual                12 months
                                      Six months Ended      Ended
                                      June 30,              Dec. 31,
                                      1994       1993       1994
                                                 (In Thousands)
Exploration and production              $113,641    $19,787   $160,000
Natural gas transmission                  27,356     12,827     64,500
Natural gas distribution                  19,075     14,551     51,400
Other operations                           3,248      4,096     21,100
                                        $163,320    $51,261   $297,000

Capital expenditures in 1994 included purchases of oil and gas reserves and related properties by Universal Resources as follows:

                                                            (In Thousands)
Purchase of properties from Petroleum Inc.                     $22,200
Purchase of Amax Oil and Gas Northern Division
    properties from Union Pacific Resources Corporation         88,128
Exercise of option to purchase Amax's Colorado properties
    by the Southern Ute Indian Tribe                           (13,800)
                                                               $96,528

Financing Activities:

Questar borrowed $50,000,000 under a bridge-loan agreement with a bank to finance a portion of the oil and gas reserve acquisitions. This loan was repaid in August, 1994, with proceeds from the existing production-based credit facility, which was expanded to $135,000,000. Mountain Fuel also borrowed $17,000,000 of 30-year notes with an interest rate of 8.12%.

Questar plans to finance the remaining 1994 capital expenditures with cash flow from operations, short-term debt and borrowings under the expanded production-based credit facility. In addition, Questar may issue common stock, or sell or monetize a portion of its investment in Nextel common stock to fund capital expenditures.

Short-term borrowings at June 30,  consisted of the following:

                                                 1994       1993
                                                 (In Thousands)
Commercial paper                                    $69,900    $15,000
Bridge loan to finance reserve acquisitions          50,000
                                                   $119,900    $15,000

The Company had the capacity at June 30, 1994, to borrow an additional $45,800,000 under short-term credit lines with banks. Total short-term credit lines capacity was subsequently reduced to $135,700,000 following the termination of the $50,000,000 bridge loan in August, 1994.

                                  PART II
                             OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders.

     Questar Corporation (Questar or the Company) held its annual meeting of stockholders on May 17, 1994. Four incumbent directors - U. Edwin Garrison, W. Whitley Hawkins, Robert E. Kadlec, and Harris H. Simmons - were elected to serve three-year terms. The following chart lists the name of each director nominated and elected, the number of votes cast in favor of his election, and the number of votes withheld from his election.

           Director            In Favor      Withheld

     U. Edwin Garrison        33,890,943      165,432
     W. Whitley Hawkins       33,897,915      158,460
     Robert E. Kadlec         33,905,770      150,605
     Harris H. Simmons        33,805,710      250,665

     Since brokers are permitted to vote for the election of directors in an uncontested election, there were no broker nonvotes. Shareholders are not given an option to abstain with respect to the election of directors.

Item 5.  Other Matters.

     On August 4, 1994, Questar received 3,875,950 shares of Class A common stock issued by Nextel Communications, Inc. (Nextel) in a nontaxable share exchange for 100 percent of the outstanding shares of Questar Telecom, Inc. The agreement was negotiated with Nextel in October of 1993. The closing was delayed when the parties to the transaction received requests from the Department of Justice relating to the effect of the transaction on competition within the specialized mobile radio market and by unexpected problems in securing necessary regulatory approvals.

     The Company has no current plans to dispose of its shares of Nextel stock, but anticipates that it may sell or otherwise monetize up to 50 percent of its investment in Nextel within the next year.

Item 6.  Exhibits and Reports on Form 8-K.

     The following exhibit is filed as part of this report.
     Exhibit No.    Exhibit

         10.14. Agreement and Plan of Reorganization, dated April 29, 1994, by and between Nextel Communications, Inc., Questar Corporation, Advanced MobilComm, Inc., Robert C. Mearns and Francis G. Fuson.





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUESTAR CORPORATION
                                  (Registrant)



August 12, 1994                /s/W. F. Edwards
   (Date)                      W. F. Edwards
                               Senior Vice President and Chief
                               Financial Officer (Duly authorized
                               officer and principal financial
                               officer)