Form 10-Q
period 1994-09-30
QUESTAR CORP
filed 1994-11-10
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1994

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

                Class                    Outstanding as of October 31, 1994
Common Stock, without par value                  40,370,195 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                  (In Thousands, Except Per Share Amounts)
REVENUES                             $112,193    $100,240    $470,899    $477,433    $653,896    $652,319

OPERATING EXPENSES
  Natural gas purchases                15,339      14,759     139,576     159,682     204,394     217,359
  Operating and maintenance            45,972      42,038     131,610     126,730     173,715     167,175
  Depreciation and amortization        23,531      21,209      69,655      62,265      94,148      83,206
  Other taxes                           9,656       7,521      30,656      24,277      38,422      30,412

    TOTAL OPERATING EXPENSES           94,498      85,527     371,497     372,954     510,679     498,152

    OPERATING INCOME                   17,695      14,713      99,402     104,479     143,217     154,167

INTEREST AND OTHER INCOME               1,037       1,420       4,040       3,118       4,554       4,874

DEBT EXPENSE                           (9,869)     (8,304)    (28,229)    (25,285)    (36,928)    (35,365)

  INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES        8,863       7,829      75,213      82,312     110,843     123,676

INCOME TAXES (CREDITS)                   (170)        859      21,159      23,292      31,345      35,217

     INCOME FROM CONTINUING
        OPERATIONS                      9,033       6,970      54,054      59,020      79,498      88,459

DISCONTINUED OPERATIONS
   Gain from sale                      38,126                  38,126                  38,126
   Loss from operations                            (1,110)                 (2,772)                 (3,272)

     NET INCOME                       $47,159      $5,860     $92,180     $56,248    $117,624     $85,187

EARNINGS PER COMMON SHARE
  Income from continuing operation      $0.22       $0.17       $1.33       $1.46       $1.97       $2.20
  Gain from sale of discontinued o       0.95                    0.95                    0.95
  Loss from discontinued operation                  (0.03)                  (0.07)                  (0.08)
    Net income                          $1.17       $0.14       $2.28       $1.39       $2.92       $2.12

Dividends per common share             $0.285      $0.275      $0.845      $0.815       $1.12       $1.08

Average common shares outstanding      40,328      40,052      40,263      39,951      40,226      39,829

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                  September 30,           December 31,
                                      1994        1993        1993
                                              (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                  $3,213      $6,365
  Accounts receivable                 $85,565      72,325     138,866
  Federal income taxes receivable       6,647
  Inventories                          33,171      29,224      29,928
  Other current assets                 12,101      14,399      11,384
    Total current assets              137,484     119,161     186,543

Property, plant and equipment       2,218,843   1,955,629   2,024,394
Less allowances for depreciation
   and amortization                   939,725     855,651     871,734
    Net property, plant
     and equipment                  1,279,118   1,099,978   1,152,660

Securities available-for-resale,
     approximates fair value           81,879
Investment in discontinued
     operations                                    29,498      29,498
Other assets                           49,940      43,198      48,986

                                   $1,548,421  $1,291,835  $1,417,687


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess
   of cash balances                    $6,540
  Short-term loans                     88,900     $44,000     $78,300
  Accounts payable and
   accrued expenses                   108,780      82,189     119,064
  Purchased-gas adjustments             6,262      25,592      25,727
    Total current liabilities         210,482     151,781     223,091

Long-term debt                        439,680     362,482     371,713
Other liabilities and
  deferred credits                     50,499      13,100      45,632
Deferred income taxes and
  investment tax credits              184,202     170,827     167,784
Redeemable cumulative
  preferred stock                       7,524       8,725       7,525

Common shareholders' equity
  Common stock                        308,901     301,825     303,503
  Retained earnings                   417,724     345,246     359,637
  Treasury stock, at cost             (34,171)    (34,553)    (34,396)
  Note receivable from ESOP           (25,650)    (27,598)    (26,802)
  Unrealized loss on securities,
   net of income taxes                (10,770)
    Total common
      shareholders' equity            656,034     584,920     601,942

                                   $1,548,421  $1,291,835  $1,417,687

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                  1994        1993
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $92,180     $56,248
  Depreciation and amortization                    72,940      65,561
  Deferred income taxes and
     investment tax credits                         5,887       3,583
  Gain from sale of
   discontinued operations                        (38,126)
  Loss from discontinued operations                             2,772
                                                  132,881     128,164
  Change in operating assets
   and liabilities                                 14,033      20,867

      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                   146,914     149,031

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                              (213,963)    (83,024)
    Investment in discontinued
     operations                                    (8,080)     (5,300)
    Other investments                                (830)       (264)
      Total capital expenditures                 (222,873)    (88,588)
  Proceeds from disposition of property,
    plant and equipment                            11,806       5,033
      CASH USED IN INVESTING ACTIVITIES          (211,067)    (83,555)

FINANCING ACTIVITIES
  Issuance of common stock                          5,967       8,661
  Purchase of treasury stock                         (344)     (1,928)
  Redemption of preferred stock                        (1)         (1)
  Issuance of long-term debt                       93,000     118,000
  Repayment of long-term debt                     (25,033)   (136,112)
  Increase (decrease) in short-term loans          10,600     (26,000)
  Checks outstanding in excess
   of cash balances                                 6,540
  Payment of dividends                            (34,485)    (33,115)
  Other                                             1,544       1,244
   CASH PROVIDED FROM (USED IN)
       FINANCING ACTIVITIES                        57,788     (69,251)

    DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                     ($6,365)    ($3,775)

The sale of Questar Telecom to Nextel Communications in exchange for shares of Nextel was a noncash transaction excluded from the Statement of Cash Flows.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1994

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note B - Discontinued Operations

In October 1993, Questar reached an agreement with Nextel Communications to sell Questar's entire interest in Questar Telecom for 3,875,950 shares of Nextel common stock. This sale was completed August 4, 1994, and resulted in a pretax gain of $61,743,000 ($38,126,000 after-tax). Since Telecom represented all of Questar's specialized mobile radio operations, these operations were disclosed as discontinued on Questar's financial statements. Prior financial statements were reclassified to present the discontinued operations as a single line on both the income statement and balance sheet. Losses subsequent to September 1993 were deferred until the sale was recorded.

The closing price of Nextel's common stock on August 4, 1994, was $25.625 per share. The Company's investment in Nextel Communications has subsequently been adjusted to reflect a $21.125 per share closing price on September 30, 1994, which resulted in recording an unrealized loss in market value of $10,770,000, net of income tax benefits.

Note C - Acquisitions of Oil and Gas Properties

The Company completed three acquisitions in 1994 adding oil and natural gas reserves, related equipment and facilities, and liquids extraction
plants for a total cost of $113,000,000.   The acquisitions increased
natural gas and oil reserves by 119 billion cubic feet equivalent (Bcfe) for a cost of $100,400,000 or $.84 per Mcfe. These acquisitions were primarily funded with proceeds from an expansion of an existing production-based credit facility.

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

Note E - Financing

During the second quarter of 1994, Mountain Fuel issued $17,000,000 of 30-year notes at an 8.12% interest rate. Mountain Fuel used proceeds from these notes for capital expenditures and operations. In August 1994, the exploration and production (E&P) group expanded its production-based credit facility from $65,000,000 to $135,000,000. The proceeds of this revolving loan were used to repay a bridge loan used to finance the E&P group's 1994 property acquisitions and also provide financing for future capital expenditures.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
September 30, 1994

Exploration and Production Operations --

Celsius Energy, Universal Resources and Wexpro (E&P group) conduct the Company's exploration and production operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $59,207     $50,476    $197,622    $159,567    $255,724    $211,883
    From affiliates                    20,362      13,721      58,708      39,635      77,851      59,092
      Total revenues                  $79,569     $64,197    $256,330    $199,202    $333,575    $270,975
  Operating income                    $14,115     $12,253     $45,283     $35,901     $58,769     $52,692
  Net income                            9,688       8,928      31,134      26,198      41,261      36,898

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                      10,113       8,284      28,413      23,866      36,846      31,748
    Oil and natural gas liquids
      (in thousands of barrels)           629         527       1,779       1,459       2,295       2,056
  Production revenue
    Natural gas (per thousand
      cubic feet)                       $1.68       $1.80       $1.88       $1.84       $1.88       $1.83
    Oil and natural gas liquids
      (per barrel)                     $15.79      $16.16      $14.53      $17.45      $14.52      $17.92
Gas marketing volumes (in
   thousands of decatherms)            21,141      15,765      65,939      48,006      83,076      57,260

Natural gas reserve acquisitions and colder weather in the eastern United States led to increased natural gas production in the 3-, 9-, and 12-month periods ended September 30, 1994 compared with the corresponding 1993 periods. The Company completed three acquisitions in 1994 with a total cost of $113,000,000, adding 119 Bcfe of natural gas and oil reserves, related equipment and facilities, and liquids extraction plants. These properties produced about 6.1 Bcf of natural gas and 304,000 barrels of oil and natural gas liquids in the first nine
months of 1994.   Colder weather in the eastern United States caused
increased demand from the mid-continent producing area.

The E&P group received revenue of $1.88 per Mcf of gas production in the first nine months of 1994 compared with $1.84 for the same period of 1993. While the price of natural gas increased in the first half of 1994 because of strong demand for gas throughout the eastern United
States, prices fell dramatically in the third quarter.   Early in 1994,
the E&P group pre-sold part of its production at prices above current market levels, which helped retain an average price of $1.68 per Mcf during the third quarter of 1994. About 85% of Rocky Mountain gas production was under contract through September 1994 at an average price of $1.95 per Mcf.

Oil and natural gas liquids production was higher in the periods ended September 30, 1994 due primarily to the previously mentioned acquisitions of reserves and liquids extraction plants, and completion of two liquids extraction plants that were not on line for part of 1993. The increased production largely offsets lower oil and natural gas liquid prices. Prices averaged 17% lower in the first nine months of 1994 when compared with the same period in the prior year.

Gas marketing volumes increased 37% in the first nine months of 1994 over the first nine months of 1993 because marketing activities were expanded to include the mid-western section of the United States.

The E&P group recognized $4,214,000 of tight sands income tax credits in the first nine months of 1994, up from $3,940,000 for the same period of 1993.

The E&P group enters into swaps, futures contracts or option agreements to hedge its exposure to price fluctuations in connection with marketing of its own production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in the E&P group's marketing activities. The E&P group feels that there is a high degree of correlation of such contracts because timing of production and the hedge contracts are closely matched, and hedge prices are established in the areas of the E&P group's operations. Recognized gains and losses on hedge transactions are matched and reported during the same time period as the related physical transactions. The E&P group's hedging transactions do not have a material effect on its operating results or financial position.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, gathering and storage operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $12,251      $9,221     $30,452     $29,067     $42,739     $45,043
    From affiliates                    15,697      20,096      54,665     113,450      71,489     164,849
      Total revenues                  $27,948     $29,317     $85,117    $142,517    $114,228    $209,892
  Operating income                    $12,729     $10,341     $38,276     $35,457     $52,070     $51,170
  Net income                            6,097       4,459      18,474      16,619      25,130      24,780

OPERATING STATISTICS
Natural gas volumes (in thousands
    of decatherms)
    Transportation
      For Mountain Fuel                10,369      10,557      62,433      33,594      93,900      47,105
      For other customers              49,287      37,538     119,219     117,945     150,462     163,685
        Total transportation           59,656      48,095     181,652     151,539     244,362     210,790
    Sales for resale to                                                    24,337                  39,235
      Mountain Fuel
        Total system throughput        59,656      48,095     181,652     175,876     244,362     250,025
    Gathering
      For Mountain Fuel                 3,514       5,329      19,716      32,599      31,549      50,643
      For other customers              13,577      14,260      42,484      33,659      57,161      42,860
        Total gathering                17,091      19,589      62,200      66,258      88,710      93,503
Natural gas revenues (per
decatherm)
  Transportation                        $0.28       $0.26       $0.26       $0.24       $0.25       $0.22
  Sales for resale                                                           3.36                    3.24
  Gathering                              0.28        0.22        0.28        0.22        0.26        0.22

Questar Pipeline began operating under Federal Energy Regulatory Commission (FERC) Order 636 effective September 1, 1993. As of that date Questar Pipeline unbundled its transportation, gathering and storage services and eliminated its sales-for-resale function. Under the Order 636 operating environment, firm-transportation volumes do not have a significant impact on current operating results since 96% of the cost of service is recovered in the reservation component of rates equally
each month using the straight fixed-variable rate design.   As a result
of Order 636, no sales-for-resales revenues were collected during the 9- and 12- month periods of 1994.

Substantially all of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Roughly 98% of firm-transportation contracts have remaining terms of at least five years. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 85% of total reserved daily transportation capacity.

Transportation for other customers was higher in the 3- and 9-month periods of 1994 reflecting transportation of volumes under capacity release arrangements.

In April 1994, the FERC approved a gathering agreement between Questar Pipeline and Mountain Fuel retroactive to September 1, 1993, which allocates 60% of gathering costs to the reservation component of rates and 40% to the usage component. Gathering revenues were increased $1,335,000 in the second quarter of 1994, to retroactively reflect the FERC approved gathering agreement. Gathering for Mountain Fuel represented 73% of the revenues from gathering gas in the first nine months of 1994.

Questar Pipeline expanded firm storage service at Clay Basin from 31 to
41.8 Bcf working gas capacity in mid-May 1994, which added quarterly revenues of about $1,500,000. After additional investment in cushion gas, storage capacity will be increased to 46.3 Bcf by the 1995-96 heating season.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                   September 30,           September 30,           September 30,
                                      1994        1993        1994        1993        1994        1993
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $38,594     $40,284    $240,294    $288,042    $352,477    $394,440
    From affiliates                     1,272         156       3,472       1,458       4,180       3,475
      Total revenues                  $39,866     $40,440    $243,766    $289,500    $356,657    $397,915
  Operating income (loss)             ($9,890)    ($8,940)    $12,891     $30,234     $29,166     $47,773
  Net income (loss)                    (5,748)     (6,886)      5,501      15,729      14,841      27,010

OPERATING STATISTICS
Natural gas volumes (in thousands
of decatherms)
    Residential and commercial
       sales                            5,969       6,478      45,875      56,913      68,331      77,588
    Industrial sales                    1,743       1,320       5,652       4,422       7,744       6,055
    Transportation for industrial
      customers                        12,031      10,132      35,322      38,970      49,457      53,499
      Total deliveries                 19,743      17,930      86,849     100,305     125,532     137,142
Natural gas revenue (per
decatherm)
    Residential and commercial          $4.92       $4.96       $4.59       $4.57       $4.55       $4.59
    Industrial sales                     2.56        3.00        2.85        3.45        2.91        3.44
    Transportation for industrial
      customers                          0.12        0.11        0.12        0.11        0.12        0.11
  Heating degree days
    Actual                                 24          90       2,854       4,207       4,720       6,078
    Normal                                110          62       3,594       4,065       5,332       5,803
      Actual as a percentage
       of normal                           22%        145%         79%        103%         89%        105%

Customer count at end of period       558,734     537,174

Natural gas volumes sold to residential and commercial customers decreased in the 3-, 9- and 12-month periods of 1994 as a result of unseasonably warm weather and a change in the method of recording revenues from the retail sale of natural gas. These two factors were also largely responsible for the significantly lower earnings reported in the first nine months of 1994. Temperatures in the first nine months of 1994 were 21% warmer than normal compared with 3% colder than normal weather in the same period of 1993. The effects of warmer weather and the change in recording revenues was partially offset by a 4.0% increase in the number of customers.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, by the Public Service
Commission of Utah (PSCU) in a general rate case order.   Also as a
result of actions taken by the PSCU, the Company changed the way that revenues for residential and commercial customers are recorded from an "as-billed" to an "as-delivered" basis. This had the effect of shifting approximately $5 million of net income from the first half of 1994 to the fourth quarter. The PSCU has not issued an order with respect to the issues raised by Mountain Fuel on rehearing of the 11% rate of return and the proper handling of unbilled revenues for ratemaking purposes.

Volumes delivered to industrial customers decreased 6% in the first nine months of 1994 compared with the same period of 1993. Natural gas usage by several major metal and chemical customers was lower during 1994.

Tight sands income tax credits amounted to $4,224,000 in 1994 compared with $4,411,000 in 1993. Credits attributable to prior years' production totaled $1,742,000 in 1994 and $1,117,000 in 1993.

Discontinued Operations -

In October 1993, Questar reached an agreement with Nextel Communications to sell Questar's entire interest in Questar Telecom for 3,875,950 shares of Nextel common stock. This sale was completed August 4, 1994, and resulted in a pretax gain of $61,743,000 ($38,126,000 after-tax). Since Telecom represented all of Questar's specialized mobile radio operations, these operations were disclosed as discontinued on Questar's financial statements. Prior financial statements were reclassified to present the discontinued operations as a single line on both the income statement and balance sheet. Losses subsequent to September 1993 were deferred until the sale was recorded.

The closing price of Nextel's common stock on August 4, 1994, was $25.625 per share. The Company's investment in Nextel Communications has subsequently been adjusted to reflect a $21.125 per share closing price on September 30, 1994, which resulted in recording an unrealized loss in market value of $10,770,000, net of income tax benefits.

Consolidated Results of Operations --

Consolidated revenues were higher in the third quarter of 1994 compared with the third quarter of 1993 due to increased exploration and production revenues from natural gas production and marketing, oil and natural gas liquids production, and due to increased natural gas transmission revenues from gas storage fees and collection of the firm-transportation reservation charges. Consolidated revenues for the nine months ended September 30, 1994, were lower than during the same period of 1993 primarily because reduced deliveries by natural gas distribution more than offset the increase reported by the exploration and production segment. Consolidated revenues increased in the 12 months ended September 30, 1994, compared with the prior year period primarily because of increased natural gas production and prices by the E&P group.

Natural gas purchases were lower in the 9- and 12- month periods of 1994 compared with the same periods of 1993 because of less quantities of gas sold to residential and commercial customers by Mountain Fuel. The increase in third quarter 1994 gas purchases reflects expanded natural gas marketing activities.

Operating and maintenance expenses were higher in the 3-, 9- and 12-month periods primarily due to increased production volumes and costs from the additional gas and oil properties being operated as a result of the property acquisitions. Another cause for higher expenses was the above-average growth in the number of distribution customers. Partially offsetting the increase was credit received by the E&P group from the recovery of injected gas in the Powell field and lower variable natural gas transmission costs.

Depreciation and amortization increased in the periods ended September 30, 1994, because of increased natural gas and oil production and increased investment in property, plant and equipment by all lines of business. Other taxes were higher in the periods ended September 30, 1994, because of the increased production volumes.

Interest and other income was higher in the 1994 nine-month period largely due to a working-gas carrying charge earned by Mountain Fuel as allowed by the PSCU beginning January 1994. In the 3- and 12- month periods of 1994, this increase was more than offset by higher losses from FuelMaker, an unconsolidated affiliate. Debt expense increased in the 1994 periods because of higher debt balances and short-term interest rates.

The effective income tax rate for the nine months was 28.1% in 1994 and 28.3% in 1993. The Company recognized $8,438,000 of tight-sands gas production tax credits in the 1994 period and $8,351,000 in the 1993 period. The Company expects to recognize about $10,000,000 of tax credits in 1994 compared with $11,026,000 in 1993.

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

In the first half of 1994, the Company through an affiliate, converted $6,758,000 of loans receivable from FuelMaker to common equity resulting in an increase in ownership to 40% from 33%. FuelMaker reported losses of $1,725,000 in for the nine months ended September 30, 1994 and $1,067,000 for the same period in 1993.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $146,914,000 for the first nine months of 1994 compared with $149,031,000 for the same period of 1993. The decrease was primarily due to lower income from continuing operations and lower sources of cash from changes in the purchased gas cost balancing account.

Investing Activities:

Capital expenditures of $222,873,000 in the first nine months of 1994, were $134,285,000 higher than for the same period a year ago due largely to E&P property acquisitions. A comparison of capital expenditures for the first nine months of 1994 and 1993 plus an estimate for the calendar year 1994 are as follows:

                                                                                  Estimated
                                                             Actual                12 months
                                                          Nine months Ended          Ended
                                                          September 30,            Dec. 31,
                                                                 1994        1993     1994
                                                                      (In Thousands)
Exploration and production                                   $136,414     $29,305    $160,000
Natural gas transmission                                       42,065      25,994      57,000
Natural gas distribution                                       33,072      25,944      51,000
Other operations                                               11,322       7,345      15,000
                                                             $222,873     $88,588    $283,000

Capital expenditures in 1994 included purchases of oil and gas reserves and related properties by the E&P group as follows:

                                                                                  (In Thousands)
Purchase of properties from Petroleum Inc.                                            $22,000
Purchase of Amax Oil and Gas Northern Division
    properties from Union Pacific Resources Corporation                                74,500
Purchase of properties from BCO Inc.                                                   13,000
                                                                                     $109,500

Financing Activities:

The E&P group increased its borrowing by $51,000,000 to $95,000,000, mainly to fund 1994 property acquisitions. The proceeds were supplied from the existing production-based credit facility, which was expanded to $135,000,000. That borrowing arrangement was structured with a capacity of $100,000,000 long-term and $35,000,000 short-term. Mountain Fuel also borrowed $17,000,000 of 30-year notes with an interest rate of 8.12% in 1994.

Questar plans to finance the remaining 1994 capital expenditures with cash flow from operations, short-term debt, and borrowings under the expanded production-based credit facility. In addition, Questar may issue common stock, or sell or monetize a portion of its investment in Nextel common stock to fund capital expenditures.

Short-term borrowings at September 30, consisted of the following:

                                                         1994      1993
                                                         (In Thousands)
Commercial paper                                         $83,900   $36,000
Short-term bank loans                                      5,000     8,000
                                                         $88,900   $44,000

The Company had the capacity at September 30, 1994, to borrow an additional $51,100,000 under commercial paper agreements. Its affiliates had the capacity to borrow an additional $30,700,000 through short-term credit lines with banks.

                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information.

     During October of 1993, onsite remediation activities began on the Wasatch Chemical property owned by Entrada Industries, Inc. (Entrada) in Salt Lake City, Utah. Entrada is a wholly-owned subsidiary of Questar Corporation (Questar or the Company). The Wasatch Chemical property was the location of chemical operations conducted by Entrada's Wasatch Chemical division, which ceased operation in 1978. A portion of the property is located on the national priorities list, commonly referred to as the "Superfund" list. The remediation activities involve an in situ vitrification process that has been approved by local and federal agencies. The Company anticipates that the vitrification procedure will be completed by year-end 1995.

     Entrada has recorded all costs spent on the Wasatch Chemical problem and has accounted for all settlement proceeds, accruals, and insurance claims. It has received cash settlements from other parties, which together with accruals and insurance receivables, should be sufficient for future clean-up costs.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUESTAR CORPORATION
                                  (Registrant)



November 10, 1994              /s/W. F. Edwards
   (Date)                      W. F. Edwards
                               Senior Vice President and Chief
                               Financial Officer (Duly authorized
                               officer and principal financial
                               officer)