Form 10-K
QUESTAR CORP
filed 1995-03-27
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
   DECEMBER 31, 1994 OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
   _____ TO _____.

                         Commission File No. 1-8796

                            QUESTAR CORPORATION
            (Exact name of registrant as specified in its charter)

   State of Utah                                                  87-0407509
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)

180 East First South, P.O. Box 45433, Salt Lake City, Utah        84145-0433
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:           (801) 534-5000

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

                                    None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ x ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

   The aggregate market value of the registrant's Common Stock, without par value, held by nonaffiliates on March 20, 1994, was $1,139,615,022 (based on the closing price of such stock).

   On March 20, 1995, 40,501,220 shares of the registrant's
Common Stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, to be dated April 3, 1995, are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

                             TABLE OF CONTENTS

Heading                                                     Page

                                   PART I

Items 1.
and 2.     BUSINESS AND PROPERTIES                           1
              General                                        1
              Exploration and Production Operations          2
              Natural Gas Transmission Operations            6
              Natural Gas Distribution Operations            9
              Other Operations                              13
              Employees                                     13
              Environmental Matters                         13
              Research and Development                      14
              Oil and Gas Operations                        14

Item 3.    LEGAL PROCEEDINGS                                16

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                 16

                                  PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                  17

Item 6.    SELECTED FINANCIAL DATA                          17

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATION                                        18

Item 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA                               29

Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                             29

                                  PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT                                29

Item 11.   EXECUTIVE COMPENSATION                           30

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                            30

Item 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS                                     30

                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K                          31

SIGNATURES                                                  59

                                 FORM 10-K

                            ANNUAL REPORT, 1994

                                   PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

           Registrant Questar Corporation (Questar or the Company) is a holding company that is engaged, through its major affiliates, in the exploration for, production, gathering, purchase, transmission, marketing, storage, and distribution of natural gas and in the exploration for, production, and sale of oil. The Company, through other affiliates, provides data processing and microwave communication services and owns and manages real estate.

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

           Questar, as an integrated natural gas company, has three major lines of business: exploration and production activities conducted by Wexpro Company (Wexpro), Celsius Energy Company (Celsius), and Universal Resources Corporation (Universal Resources); interstate transmission activities conducted by Questar Pipeline Company (Questar Pipeline); and retail distribution activities conducted by Mountain Fuel. These three complementary lines of business involve Questar in all phases of the natural gas business from the reservoir to the end-use customer. The Company believes that its integrated status enhances its operating flexibility as its core businesses, particularly interstate transmission and retail distribution, change. Questar's integrated status enhances its financial strength by providing a balance between the stability of regulated operations and the earnings growth potential of exploration and production operations. Questar is also convinced that the long-term outlook for natural gas, as an environmentally preferred and abundant domestic energy source, is promising. Consequently, the Company intends to retain and expand its three lines of business and to enhance its reputation for customer service.

           Questar is also engaged in other business activities: commercial real estate (Questar Development Corporation); and data processing and microwave communications (Questar InfoComm, Inc.). During 1994, the Company completed the sale of Questar Telecom, Inc., the Company's subsidiary engaged in specialized mobile radio activities, to Nextel Communications Inc.

           The following diagram shows the current corporate structure of the Company and its primary affiliates:

           Questar Corporation
                  Questar InfoComm Inc.
                  Mountain Fuel Supply Company
                  Entrada Industries, Inc.
                         Wexpro Company
                         Celsius Energy Company
                  Universal Resources Corporation
                  Questar Development Corporation
                  Questar Pipeline Company

            Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note N in the Notes to Consolidated Financial Statements.

            The Company's lines of business are discussed below.

Exploration and Production Operations

            The Company has been in the exploration and production (E&P) business since its organization (as Mountain Fuel) in 1935. Through the ensuing years, the Company's exploration and production activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 1994 was another good year for Questar's exploration and production operations despite lower wellhead prices for crude oil and a significant decrease in wellhead prices for natural gas during the year. The year witnessed increased gas production and stable amortization rates. During 1994, the E&P group spent $113 million for acquisitions that are responsible for a 54 percent increase in noncost-of-service gas reserves and a 28 percent increase in the gas volumes produced from such reserves.

            The Company has three affiliates--Wexpro, Celsius, and Universal Resources--that are directly engaged in exploration and production operations. The division of Questar's exploration and production activities into three companies is a result of historical developments. All three companies are managed by the same group of officers, although each also has a separate general manager. Together, the three companies form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration.

            The E&P group also has a geographical balance and diversity, with Wexpro and Celsius located in the Rocky Mountain area and Universal Resources concentrated in the Midcontinent area. During 1994, Universal Resources formed a new division--Questar Energy Company (Questar Energy)-- to operate some of the "Amax" properties acquired from Union Pacific Resources Company (Union Pacific) that are located in the San Juan Basin. Questar Energy also operates properties located in the Paradox Basin that were formerly operated by Celsius and in west Texas that were formerly operated by Universal Resources.

            Mountain Fuel owns cost-of-service gas reserves and the properties from which such reserves are produced. See "Oil and Gas Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

            Natural gas is the primary focus of the Company's E&P operations. As of year-end 1994, the Company had proved reserves (excluding Mountain Fuel's cost-of-service reserves) of 267,828 million cubic feet (MMcf) of gas and 13,534 thousand barrels of oil (Mbbls), compared to 191,328 MMcf of gas and 10,509 Mbbls of oil as of the same date in 1993. (Any references to oil in this report include natural gas liquids.) Natural gas reserves, after production, increased by 40 percent between 1993 and 1994, primarily as a result of acquisitions.

            The E&P group had capital expenditures of $151.8 million during 1994, compared to $57.8 million during 1993. It emphasized reserve acquisitions and spent $99.9 million or 66 percent of its total capital budget for such activities. The group made three major acquisitions during 1994. It spent approximately $22.0 million to purchase reserves and producing wells owned by Petroleum, Inc., which were located in the Midcontinent states of Kansas, Oklahoma, and Texas. The second acquisition involved the northern division of Amax Oil and Gas Company
(Amax) properties, which were purchased from Union Pacific Resources Company (Union Pacific) for approximately $78 million. (The total acquisition cost includes approximately $12.6 million for gathering and processing facilities.) These properties are located in Oklahoma, the Texas Panhandle, and the San Juan Basin of northern New Mexico and southwestern Colorado. The final acquisition involved properties owned by BCO, Inc. in New Mexico, which were purchased for approximately $13 million.

            Despite the decline in gas prices that has occurred since these acquisitions were made, the E&P group believes that the properties have appreciated in value since they were acquired. The acquired properties contained 103.7 billion cubic feet of gas (Bcf) of gas and 3,900 Mbbls of oil, which were acquired for $.77 per Mcf equivalent
(Mcfe). The E&P group also acquired gathering facilities, processing plans, and mineral acreage in connection with the acquisitions.

            Before negotiating the acquisitions, the E&P group identifies how it can "add value" by developing and exploiting the properties. It determines whether it can operate the properties more efficiently, factors in its ability (through its affiliates) to use available tax credits, and analyzes future development opportunities. The E&P group has developed expertise and has acquired experience in evaluating reserve acquisitions and is cautiously optimistic that current low prices will result in additional acquisition opportunities.

            The E&P group, during 1994, spent approximately $22 million for participation in 139 development wells and $2.6 million for participation in 10 exploratory wells. The overall drilling success ratio was 85 percent, with 87 percent for the development wells and 50 percent for the exploratory wells. The wells were concentrated in the Green River Basin (Church Buttes, Bruff) in southwestern Wyoming, the Paradox Basin (Cutthroat, Island Butte) in southwestern Colorado, and the Anadarko Basin in Oklahoma.

            During 1994, the E&P group continued to pursue a marketing strategy to use purchased gas volumes and its own production to build a flexible and reliable portfolio. Universal Resources, as the marketing entity, aggregated supplies of natural gas for delivery to large customers including industrial users, municipalities, and other marketing entities. In order to be successful in its marketing activities, the E&P group has strategies to increase the delivery options for sellers and purchasers, to respond to customers' requests for flexible arrangements, and to repackage supplies. Universal Resources continued to concentrate its efforts in premier markets in order to earn higher margins. It marketed a total of 88,941,000 decatherms (Dth) of gas in 1994, compared to 65,143,000 Dth in 1993 and earned a total margin of $6,181,000, compared to $3,864,000 in 1993. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each Mcf of gas equals approximately 1.07 Dth.)

            Universal Resources, on behalf of the E&P group, uses derivatives as a risk management tool to provide price protection for physical transactions involving equity (or owned) production and marketing purchases. The E&P group does not use derivatives for speculative purposes or without physical transactions. Universal Resources generally tries to hedge at least a portion of its equity production and does so with a variety of contracts for different periods of time.

            Section 29 tax credits continued to benefit the E&P group during 1994. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells be commenced prior to January 1, 1993. The properties are often referred to as "tight sands" or low permeability formations from which it is generally more expensive to produce gas. The basic credit is $.52 per Dth, but is equivalent to a price increase of $.90 per Dth at the wellhead when factoring in other taxes. During 1994, Celsius and Universal Resources recorded $5.6 million in tax credits. Approximately 25 percent of the combined gas production of Celsius and Universal Resources qualified for the tax credits. (Wexpro does not have an economic interest in the cost-of-service gas produced from Mountain Fuel's properties. Mountain Fuel earns the credits associated with such gas.)

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

            The following description of Questar's E&P group is bifurcated between a discussion of Wexpro and a discussion of the combined
Celsius/Universal Resources:

            Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Mountain Fuel. Mountain Fuel's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement that was effective August 1, 1981.

            Wexpro, unlike Celsius and Universal Resources, generally does not conduct exploratory or wildcat operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note K in the Notes to Consolidated Financial Statements.) Wexpro produces gas from specified properties for Mountain Fuel and is reimbursed for its costs plus a return on its investment. In connection with its successful development gas drilling, Wexpro charges Mountain Fuel for its costs plus a specified rate of return (currently 22.0 percent and adjusted annually based on a specified formula) on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 1994, Wexpro's net investment in cost-of-service operations was $98.1 million. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement also provides for income sharing after recovery of expenses and rates of return in connection with Wexpro's production and successful drilling activities on specified oil properties. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming, and retained experts.

            The gas volumes produced by Wexpro for Mountain Fuel are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro has satisfied as much as 54 percent of Mountain Fuel's requirements during the last ten years and satisfied 53 percent during 1994. Costs attributable to Wexpro's operation of the properties are reflected in Mountain Fuel's rates. Mountain Fuel relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 1994, the average wellhead cost of Mountain Fuel's cost-of-service gas was $1.37 per Dth. In order to avoid regulatory second guessing and to fulfill its obligation to Mountain Fuel, Wexpro must continue to be an efficient operator.

            Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Mountain Fuel. During 1994, Wexpro's drilling activities declined with the price of natural gas. As of the date of this report, Wexpro has no drilling rigs operating. Wexpro, during 1994, produced 37,435 MMcf Mountain Fuel's cost-of-service properties, but added reserves of 25,509 MMcf (through drilling activities and reserve estimate revisions). (These numbers do not include the related royalty gas.)

            Wexpro's oil production continued to decline during 1994. It produced 824 Mbbls in 1994 compared to 854 Mbbls in 1993 reflecting a normal decline in field production. Wexpro received an average price of $15.59 per barrel during 1994 compared to $17.77 per barrel during 1993. It has been able to sell its oil to customers for resale or refining. Wexpro should be able to continue selling all of the liquids that it produces at prices that reflect current market conditions.

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

            Celsius Energy Company/Universal Resources Corporation. Celsius and Universal Resources are increasingly combined from an operating and financial perspective. Historically, Celsius operated in the Rocky Mountain area and emphasized exploration and development opportunities while Universal Resources, acquired as an independent company in 1987, operated in the Midcontinent and emphasized development and acquisition opportunities. The companies continue to maintain separate regional offices, with Celsius's office in Denver and Universal Resources' in Oklahoma City.

            The reserve acquisitions in 1994, as previously noted, required the E&P group to organize a new region, which included properties formerly owned and managed by Celsius and Universal Resources. The 1994 reserve acquisitions also resulted in a shift in geographical focus. Celsius and Universal Resources, on a combined basis, produced more gas during 1994 in the Midcontinent than in the Rocky Mountains. Universal Resources is responsible for marketing production owned by both entities and is responsible for the hedging activities engaged in to provide price protection.

            Gas production for the two entities increased from 32,299 MMcf in 1993 to 37,659 MMcf in 1994. The increase in production was generally attributable to the reserve acquisitions. Celsius and Universal Resources received an average selling price of $1.78 per Mcf in 1994, compared to $1.85 in 1993. The simple average price statistic, however, is misleading unless the decline in natural gas prices during 1994 is realized.
The average selling price declined from $2.10 per Mcf for first quarter production to $1.47 per Mcf for fourth quarter production. This latter price compares unfavorably with the $1.88 per Mcf price obtained by the combined entities during the fourth quarter of 1993.

            During 1994, Celsius and Universal Resources, again on a combined basis, increased oil production. The two companies produced 1,618 MMbls in 1994 compared to 1,121 MMbls in 1993. The oil volumes were sold at an average price of $14.34 in 1994 compared to $15.85 in 1993.
The combined full-cost amortization rate for the two entities was $.78 per Mcfe compared to $.80 per Mcfe in 1993.

            The decline in natural gas prices is forcing Celsius and Universal Resources to change some strategies for 1995. The two companies will continue to spend their cash flow, but they will deemphasize exploration activities and emphasize acquisition opportunities, hedging activities, and marketing opportunities. The E&P group may determine to redirect the $9.3 million for exploration activities that is in its 1995 capital budget.

            Universal Resources is also involved in a group organized to develop, own, and operate the Western Market Center near Muddy Creek, Wyoming. (Questar Pipeline was originally involved, but has dropped out of the group.) Other partners include affiliates of Tenneco Inc., Entech, Inc. (a subsidiary of Montana Power Company) and Union Pacific Resources Company. The market center will offer a variety of services such as wheeling (redirecting gas flows between sources), peaking, parking (allowing a customer to temporarily store gas), balancing, and electronic trading to producers, purchasers, brokers, and other interested parties. The center will include a header facility that will allow pipelines to flow gas in different directions and a sophisticated electronic bulletin board. The new center is expected to be fully operational in 1995.

            The E&P group has significantly increased its reserves, production, and marketing activities during the last several years. Its share of Questar's consolidated capital budget and its contribution to Questar's consolidated net income have also increased significantly during this same time frame. The E&P group believes that lower commodity prices provide it with enhanced opportunities to acquire additional reserves at reasonable prices, even as it will be required to develop new strategies for developing and exploring such assets.

Natural Gas Transmission Operations

            Questar Pipeline is an interstate pipeline company that is currently engaged in the gathering, processing, transportation, and storage of natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado. During 1994, Questar Pipeline capitalized on its strategic location, expanded its storage capacity at Clay Basin, built new gathering facilities, and developed new business opportunities.

            As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers and also gathers gas volumes for such customers. Questar Pipeline also operates the Clay Basin storage project, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Questar Pipeline is involved in three partnerships, Blacks Fork Gas Processing Plant (Blacks Fork), Overthrust Pipeline Company (Overthrust) and TransColorado Gas Transmission Company (TransColorado).

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

            Questar Pipeline's transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because it has multiple connections to other major pipeline systems and has access to major producing areas. Questar Pipeline's transmission system connects with the transmission systems of Colorado Interstate Gas Company (CIG), Northwest Pipeline Corporation (Northwest Pipeline), the middle segment (commonly referred to as the "WIC segment") of the Trailblazer pipeline system (Trailblazer), Williams Natural Gas Company (Williams), and Kern River Gas Transmission Company (Kern River). These connections provide access to markets outside Mountain Fuel's service area and allow Questar Pipeline to transport gas for nonaffiliated customers.

            Questar Pipeline's transmission system includes 1,761 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Mountain Fuel's distribution operations in Utah and Wyoming. This system includes two major segments, often referred to as the northern and southern systems; the northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah and the southern segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system. The transmission mileage figure includes lines at storage fields and tap lines used to serve Mountain Fuel.

            Questar Pipeline's largest transportation customer is Mountain Fuel. During 1994, Questar Pipeline transported 75,941,000 Dth for Mountain Fuel, compared to 65,061,000 Dth in 1993. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Mountain Fuel, as well as volumes purchased by Mountain Fuel directly from field producers. (Questar Pipeline also sold volumes of gas to Mountain Fuel in 1993. Consequently, a direct comparison between Mountain Fuel's transportation volumes in 1993 and 1994 is somewhat misleading.)

            Prior to September 1, 1993, Questar Pipeline purchased gas for resale to Mountain Fuel, its only sale-for-resale customer. As of such date, Mountain Fuel converted its firm sales capacity on Questar Pipeline's transmission system to firm transportation capacity. Mountain Fuel has a reserved capacity of approximately 800,000 Dth per day, or approximately 85 percent of Questar Pipeline's reserved capacity.
Mountain Fuel paid demand charges of approximately $46.3 million to Questar Pipeline in 1994, which includes demand charges attributable to firm transportation and "no-notice" transportation. Mountain Fuel only needs its reserved capacity during peak-demand situations. When it is not fully utilizing its capacity, Mountain Fuel releases the capacity to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from Questar Pipeline, which were approximately $9.8 million during the 12-month period ending August 31, 1994.

            Questar Pipeline recovers approximately 96 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, Questar Pipeline's throughput volumes do not have a significant impact on its short-term operating results. Questar Pipeline's transportation revenues are not significantly impacted by fluctuating demand based on the vagaries of weather or commodity prices.

            Questar Pipeline's total system throughput, however, did increase from 238,586,000 Dth in 1993 to 250,284,000 Dth in 1994. The increase was attributable to increased volumes for Mountain Fuel (from 65,061,000 Dth in 1993 to 75,941,000 Dth in 1994), for other affiliated customers, primarily Universal Resources (from 35,599,000 Dth in 1993 to 45,093,000 Dth in 1994), and nonaffiliated customers (from 113,589,000 in 1993 to 129,250,000 Dth in 1994).

            Questar Pipeline's transmission system is an open-access system and has been since September of 1988. Order No. 636 and Questar Pipeline's tariff provisions based on Order No. 636 require it to transport gas on a nondiscriminatory basis when it has available transportation capacity.

            Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or improve transportation services. Questar Pipeline has announced plans to expand its southern transmission system to meet market demand for transportation of natural gas volumes from the Piceance Basin in western Colorado. The project will involve upgrading a section of the system as well as installing additional compression.

            Questar Pipeline no longer has the only transmission system with direct access to the major population centers in Utah. The Kern River line, which became operational in late February of 1992, crosses portions of Mountain Fuel's service area, making it possible for some large industrial customers to bypass both Mountain Fuel and Questar Pipeline by buying transportation service on the new line. At the current time, however, no industrial customers in the Wasatch Front have taken any deliveries from the Kern River line. A new tap has been installed on the Kern River line in Salt Lake County. Mountain Fuel can take deliveries at this tap; some transportation customers could also take deliveries at it. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, also provides Questar Pipeline with opportunities to make additional connections with outside markets and increase transportation and gathering volumes.

            Questar Pipeline has an 18 percent interest in and is operating partner of Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of the Trailblazer system. The Overthrust segment is 88 miles in length and 36 inches in diameter and is the first of three segments of the 800-mile Trailblazer system that extends from Whitney Canyon in southwestern Wyoming to Beatrice, Nebraska. As the operating partner in the Overthrust, Questar Pipeline is working to resolve some issues relating to its future use, which are complicated by the bankruptcy proceedings of a major shipper, Columbia Gas Transmission Corporation. A buyout settlement with Columbia Gas has recently been negotiated, and the settlement agreement has been submitted to the bankruptcy court and the FERC for approval.

            Questar Pipeline and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado pipeline. Questar Pipeline's partners include affiliates of Public Service Company of Colorado and KN Energy, Inc. The proposed pipeline is approximately 300 miles in length and would extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would connect with other major pipeline systems. As designed, the pipeline could transport up to 300 MMcf of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. The project has received the necessary environmental clearances and regulatory approvals. The project, which was developed prior to the adoption of Order No. 636, needs additional support from customers before construction will begin. The construction could begin in 1996.

            In addition to providing transportation services, Questar Pipeline provides gathering services for Mountain Fuel and other customers. In 1994, Questar Pipeline earned revenues of $23,641,000 from its gathering activities compared to $20,386,000 in 1993, but the reported volumes decreased from 92,768,000 Dth in 1993 to 83,983,000 Dth in 1994. All gathering services performed by Questar Pipeline are conducted on an individual contract basis although it has included a statement of gathering rates in its tariffs. Questar Pipeline performs gathering services for Mountain Fuel under a four-year agreement that was filed with and accepted by the FERC during 1994.

            During 1994, Questar Pipeline spent a total of $9,392,000 to expand its gathering activities; these activities included installing new facilities (including dehydration units as well as laterals) at the Birch Creek and Bruff areas in southwestern Wyoming and at Drunkards Wash in eastern Utah.

            Questar Pipeline intends to continue expanding its gathering facilities and services. It is currently reviewing options to transfer gathering facilities to a subsidiary or affiliate given the FERC's current position that it has no direct jurisdiction over the gathering activities of pipeline affiliates. Current natural gas prices have caused some producers to shut in their wells and to postpone drilling activities; these actions will result, at least for the short-term, in reduced gathering volumes for Questar Pipeline.

            Questar Pipeline owns 819 miles of gathering lines, compressor stations, field dehydration plants, and measuring stations. Questar Pipeline has long-term easements for its pipelines; its stations and plants are built on property owned in fee or held through long-term easements.

            Questar Pipeline operates a major storage facility at Clay Basin in northeastern Utah and three other storage facilities designed to support Mountain Fuel's peak-demand requirements. Questar Pipeline's storage facilities are certificated by the FERC, and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to the approval of the FERC. The Clay Basin storage reservoir has been operational since 1977 and has been providing open-access storage service since June of 1991.

            During 1994, Questar Pipeline installed the necessary compressors and storage laterals to offer additional working gas capacity of approximately 15.3 Bcf and injected the necessary cushion gas to expand Clay Basin. The reservoir currently is certificated for 46.3 Bcf of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn. Cushion gas is gas in the formation that is necessary to maintain pressure and is not withdrawn under normal operating conditions.) As a result of this expansion, maximum deliverability increased from 500 MMcf per day to 763 MMcf per day. The storage capacity is fully subscribed by customers under agreements extending up to 30 years. Mountain Fuel currently has 12.5 Bcf of working gas capacity at Clay Basin. Other large customers, in addition to Mountain Fuel, include Northwest Pipeline; Washington Natural Gas Company, a utility in Washington; and BC Gas Inc., a utility in British Columbia.

            During 1994, Questar Pipeline, through a direct subsidiary, formed a partnership with an affiliate of Coastal Corporation to build and operate a new processing plant in southwestern Wyoming. The $20 million plant, which should become fully operational in the spring of 1995, has a design capacity of 84 MMcf per day and is located in a prolific gas producing area. Natural gas liquids--ethane, propane, butane, and gasoline--will be extracted from the natural gas volumes delivered to the plant. In conjunction with this new processing plant, Questar Pipeline extended its gathering system to the Birch Creek area. The new plant and the expanded gathering system provide producers more options with respect to gathering and processing their gas volumes. Once the liquids are stripped, the natural gas can be transported by pipeline to end-use markets.
The plant is not subject to the jurisdiction of the FERC and represents Questar Pipeline's efforts to expand its expertise and its investment in nonregulated activities.

            When it was engaged in sales-for-resale activities and had a purchased gas adjustment procedure, Questar Pipeline was required to file a general rate case every three years. It is no longer subject to this requirement. Questar Pipeline, however, may determine to file a general rate case before year-end and must weigh several competing factors when making such decision. It cannot recover its costs of complying with Order No. 636 or its full cost accrual for postretirement benefits in the absence of a general rate case. Other important considerations include actual revenue generating capability, expectations of allowed return on equity, and revenue crediting issues.

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

            Questar Pipeline has several key assets that can contribute to continued success. It has a strategically located and integrated transmission system with interconnections to other major pipelines and with access to major productive areas, storage projects, and markets. It has Clay Basin, a strategically located storage reservoir that has been operational since 1977, has been expanded in response to expressions of interest, and is fully subscribed by long-term customers. Questar Pipeline also has an extensive gathering system developed to collect gas volumes from producing wells as well as expertise in extracting hydrocarbon liquids from natural gas. As the operator of the new Blacks Fork processing plant, Questar Pipeline is expanding its activities and expertise and intends to continue engaging in processing and treatment services. Questar Pipeline is also exploring a new salt cavern storage project in southwestern Wyoming.

Natural Gas Distribution Operations

            Mountain Fuel distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 1994, Mountain Fuel was serving 572,174 sales and transportation customers, a record increase from the 550,184 customers served as of the end of 1993. (Customers are defined in terms of active meters.) Approximately 96 percent of Mountain Fuel's customers live in Utah. Mountain Fuel distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Mountain Fuel supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, and Evanston, and the southeastern Idaho community of Preston. Mountain Fuel has the necessary regulatory approvals granted by the Public Service Commission of Utah (the
PSCU), the Public Service Commission of Wyoming (the PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

            Mountain Fuel's customer growth in 1994 resulted from new housing, the addition of new customers in central and southwestern Utah, and conversions. The customer growth reflects Utah's economic prosperity. The population of Mountain Fuel's service area in Utah is growing faster than the national average, and Mountain Fuel expects to add 15,000 to 18,000 customers per year for the next several years.

            Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) uses approximately 75 percent of his total gas requirements in the coldest six months of the year. Mountain Fuel's revenue forecasts used to set rates are based on normal temperatures. Consequently, Mountain Fuel's revenues and resulting net income may be affected by temperature patterns that are below or above normal. As measured in degree days, temperatures in Mountain Fuel's service area were nine percent warmer than normal in 1994 after being five percent colder than normal in 1993 and 10 percent warmer than normal in 1992.

            During 1994, Mountain Fuel sold 74,233,000 Dth to residential and commercial customers, compared to 79,369,000 Dth in 1993. The decrease was attributable to warmer than normal weather, which was not offset by an expanded customer base. Sales to residential and commercial customers were responsible for 87 percent of Mountain Fuel's total revenues in 1994.

            Mountain Fuel has designed its distribution system and annual gas supply plan to handle design-day demand requirements. The Company periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1994-95 heating season, Mountain Fuel is using a design-day demand of approximately 839,500 Dth. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

            Mountain Fuel's total industrial deliveries, including both sales and transportation, continued to increase and expanded from 59,619,000 Dth in 1993 to 60,264,000 Dth in 1994. Sales to industrial customers increased for the second consecutive year and expanded from 6,514,000 Dth in 1993 to 8,882,000 Dth in 1994. The increase in total industrial deliveries reflects Utah's economic revitalization and the strength of several major industries as well as the success of Mountain Fuel's marketing efforts.

            Mountain Fuel has been providing transportation service since 1986. Mountain Fuel has worked diligently to retain its transportation customers and to offer them cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Mountain Fuel's sales rates.

            Under Mountain Fuel's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth and uses Mountain Fuel's released capacity on Questar Pipeline's transmission system. Mountain Fuel receives demand cost credits from Questar Pipeline for transportation customers that use Mountain Fuel's released capacity. These credits totaled $9.8 million for the 12-month period ending August 31, 1994 (the first year of Questar Pipeline's restructured operations).

            During 1994, Mountain Fuel obtained regulatory approval of a firm transportation rate schedule available to industrial customers that transport or are obligated to pay for the transportation of at least 120,000 Dth per year and that have firm transportation service on an upstream pipeline. Mountain Fuel currently has 10 transportation customers on this schedule.

            Mountain Fuel's largest transportation customers, as measured by revenue contributions, are the Geneva Steel plant in Orem, Utah; Utah Power, an electric utility that uses gas for an electric generating plant in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America that are located west of Salt Lake.

            Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties. During 1994, it has satisfied 53 percent of its system requirements with the cost-of-service gas produced from such properties. (As defined, cost-of-service gas includes the gas attributable to royalty interest owners.) These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Mountain Fuel's investment in these properties is included in its rate base. (A court-approved settlement agreement, described in Note K in the Notes to Consolidated Financial Statements, specifies the terms relating to the ownership and operation of these properties.) During 1994, 44,413,000 Dth were delivered from such properties compared to 47,120,000 Dth in 1993. Mountain Fuel estimates that it had reserves of 416,312 MMcf as of year-end 1994, compared to 428,238 MMcf as of year-end 1993. (The reserve numbers do not include volumes attributable to royalty interests.) The average wellhead cost associated with Mountain Fuel's cost-of-service reserves was $1.37 per Dth in 1994. During 1994, Mountain Fuel recorded $4.7 million in Section 29 tax credits (including $1.7 million for prior years) associated with production from wells on its cost-of-service properties that qualify for such credits. Mountain Fuel believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

            Mountain Fuel has been directly responsible for its gas acquisition activities since September 1, 1993. Prior to that date, Mountain Fuel purchased its remaining gas supply requirements from an affiliated pipeline, Questar Pipeline. As of that date, Mountain Fuel assumed Questar Pipeline's gas purchase contracts. Mountain Fuel has a balanced and diversified portfolio of gas supply contracts with field producers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under longer-term contracts. The contracts have market-price provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In its latest semi-annual purchased gas cost filing, Mountain Fuel estimated that its average wellhead cost of field-purchased gas would be $1.83 per Dth for 1995. Mountain Fuel expects that this average cost will decline if natural gas prices continue to be as low as they currently are.

            Mountain Fuel has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Mountain Fuel to retain 85-95 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah.
These competitive advantages are responsible for Mountain Fuel's ability to attract residential users of alternate energy sources to gas in its new service areas in central and southwestern Utah even though such users are temporarily required to pay higher rates than their counterparts in the more populated areas of Utah.

            Although Mountain Fuel is a public utility and has no direct competition from other distributors of natural gas for residential and commercial customers, it competes with other energy sources. Mountain Fuel continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources. PacifiCorp (operating as Utah Power in Utah) is the primary electric utility in Utah and portions of southwestern Wyoming. Although its current rates for residential space heating and water heating are more than twice as high on a Btu basis as Mountain Fuel's rates for such service, PacifiCorp provides an ongoing source of competition, particularly as Mountain Fuel attempts to secure incremental load.

            Mountain Fuel is continuing to expand the size of its customer base by entering new service areas. Mountain Fuel is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Most households in Mountain Fuel's service area already use natural gas for space and water heating. Mountain Fuel's market share for other appliances, e.g., ranges and dryers, has historically been less than 20 percent, which is significantly lower than its 85-95 percent market share for furnaces and water heaters. Mountain Fuel has commenced marketing campaigns to convince existing customers to take advantage of natural gas's lower prices and greater efficiency by converting other appliances to natural gas. Mountain Fuel also has marketing campaigns to motivate contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes.

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

            Mountain Fuel's rates for general service customers in Utah continue to be lower than they were ten years ago. Using rates in effect as of January 1, 1995, the typical residential customer in Utah would have an annual bill of $506.28, compared to an annual bill of $607.07, using rates in effect as of January 1, 1985.

            The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Mountain Fuel's service area and provides an alternative delivery source to Mountain Fuel's transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of Kern River. The existence of this interstate pipeline system has made it possible for Mountain Fuel to extend service into a new area in Utah and to develop a second source of supply for its southern system. During 1994, Mountain Fuel obtained a tap on the Kern River line in the Wasatch Front in order to obtain an additional source for peak-day gas supply.

            Within the last several years, Mountain Fuel has increased its activities to encourage the use of natural gas as a fuel in automobiles, trucks, and buses. Mountain Fuel has expanded the number of its service vehicles using natural gas and has helped convert fleet vehicles owned by several state agencies, commercial businesses, municipalities, and others. There are a total of 74 natural gas refueling stations in Mountain Fuel's service area, including 23 that are open to the public. Mountain Fuel is actively promoting the environmental advantages of natural gas. Portions of Mountain Fuel's service area do not satisfy the ambient air quality standards set by the federal Environmental Protection Agency.

            Mountain Fuel has adopted innovative and cost-cutting measures to deal with competitive pressures during the last several years and to maintain its competitive posture for the future. One measure of improved efficiency is the number of customers served per employee. In 1988, Mountain Fuel's rate of year-end customers to full-time equivalent employees was 319 to 1; in 1994, the rate was 383 to 1. Mountain Fuel's 1995 goal is to increase this ratio to greater than 400 to 1.

            In early 1995, Mountain Fuel announced immediate plans to consolidate some customer service functions such as telephone service, engineering, and sales and to phaseout or significantly reduce the size of 10 customer service offices in Utah and Wyoming. An early-retirement offer was also made to 169 employees of Mountain Fuel. Although Mountain Fuel cannot forecast the number of employees who will accept the offer, which is open until April 17, 1995, it does expect that the cost associated with offering retirement incentives will be more than offset by expected labor savings.

            Mountain Fuel intends to maintain a competitive position in an energy marketplace in which there is more gas on gas competition and in which some traditional "utility" and "monopoly" services are deregulated. Mountain Fuel is committed to keeping its costs as low as possible, increasing the productivity of its employees, and emphasizing the importance of providing high quality natural gas service.

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

            On March 3, 1995, Mountain Fuel filed a general rate case application in Utah. In the rate case, Mountain Fuel requested a return on equity of 12.5 percent (compared to its current authorized return on equity of 11.0 percent), regulatory approval of a new weather normalization adjustment mechanism, and regulatory approval to collect an annualized revenue deficiency of $9,559,000. Mountain Fuel based its revenue deficiency on a "future" test year ending December 31, 1995, and estimated that its year-end rate base in Utah would be $372,134,000. Mountain Fuel's proposed normalization mechanism would adjust the non-gas cost portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. Mountain Fuel expects that return on equity, future test year, rate base growth, and the proposed weather normalization procedure will be major issues in the case.

            At the current time, Mountain Fuel does not expect to file a general rate case application with the PSCW in 1995. Mountain Fuel's last Wyoming case was settled in August of 1993 with rates reflecting a 10.4 percent return on rate base.

            Both the PSCU and the PSCW have authorized Mountain Fuel to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on a semi-annual basis. In connection with its last gas-cost application in Utah, Mountain Fuel also obtained regulatory approval to remove approximately $5.6 million of gas costs associated with "unbilled revenues" from the gas balancing account. This accounting adjustment resulted from the PSCU's requirement in the 1993 general rate case that Mountain Fuel recognize revenues on an "as delivered" rather than on "as billed" basis.

            Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 17,468 miles of street mains, service lines, and interconnecting pipelines. Mountain Fuel has a new office building adjacent to a warehouse, garage, and operations center in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and lines are constructed pursuant to franchise agreements or rights-of-way. Mountain Fuel has fee title to the properties on which its office building and operation and service centers are constructed.

Other Operations

            In addition to the three major lines of business, Questar has other operations that are discussed in detail below.

            Questar Development Corporation. Questar Development has been functioning since 1984 to handle business development investments and real estate projects. A subsidiary, Interstate Land Corporation (Interstate
Land), owns and manages real estate properties in Utah, Idaho, and Wyoming, including the Company's headquarters in downtown Salt Lake City, Utah. Interstate Land will be managing a two-year project to remodel and enlarge this building. Since 1989, Questar Development has been a one-third owner in FuelMaker Corporation, a Canadian corporation that develops, manufactures, and markets small compressors to be used when refueling natural gas vehicles in remote locations or residences.
(Questar Development wrote-off its investment in FuelMaker at year-end 1994.) In addition to its investment in FuelMaker, Questar Development has an equity investment in several Utah-based companies engaged in research and development activities.

            Questar InfoComm, Inc. Questar InfoComm (formerly Questar Service Corporation) operates data processing facilities and provides data processing services for other members of the Questar group of companies. It also operates a network of microwave facilities, all of which are located in Mountain Fuel's service area or near Questar Pipeline's transmission lines, for members of the affiliated group. Services are priced to recover operating expenses and a return on investment. During 1994, Questar InfoComm continued to expand services for nonaffiliated customers and has identified five key products and services to market to such customers. The products and services are private line communications with microwave and fiber optics systems; telephone services including long-distance reselling; services involving the design installation and maintenance of networks; services to store and protect data; and the sale of software products for natural gas and energy markets.

Employees

            As of December 31, 1994, Questar and its affiliates had 2,624 employees compared to 2,596 at year-end 1993. None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees. Employee relations are generally deemed to be satisfactory.

Environmental Matters

            Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 1994, Questar and its affiliates continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. Entrada's liability for contamination is described in "Legal Proceedings" and in Note H in the Notes to Consolidated Financial Statements. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

            As noted earlier, Questar is actively promoting the environmental advantages of natural gas in comparison to other fuels. It has actively participated in various clean air committees and has promoted the use of natural gas in automobiles. Questar's management believes that increasing concerns about environmental pollution will result in an increased demand for natural gas.

Research and Development

            Mountain Fuel has the primary responsibility for the Company's research and development activities. It evaluates gas conversion equipment, gas piping, and engines using natural gas and also evaluates technological developments with electrical appliances. In addition to conducting research activities and funding research activities of entities in which the Company has an equity position, Questar and its affiliates also contribute to research and development projects of industry associations, e.g., the Gas Research Institute. The total dollar amount spent by Questar on research and development activities either directly or through contributions is not material.

Oil and Gas Operations

            Oil and gas operations are material to the business functions and financial condition of Questar. (All information set forth below relates to the Company on a consolidated basis.) Certain information concerning the Company's oil and gas operations is presented in Note L in the Notes to Consolidated Financial Statements. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

            Reserve Reports. The following is a reconciliation of reserve quantities reported in Note L in the Notes to Consolidated Financial Statements and reserve quantities reported to other regulatory agencies:

            Questar is reporting 684 Bcf of natural gas reserves at year-end 1994. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

            Mountain Fuel files information using a Form 2 format with the PSCU and PSCW and lists gas reserves of 488 Bcf (working interest) at December 31, 1994, which include reserves attributable to royalty interests. The 416 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note L exclude reserves attributable to royalty interests.

            Questar Pipeline files a Form 2 (Annual Report) with the FERC. The Form 2 discloses Questar Pipeline's cushion gas of 61 Bcf at December 31, 1994. This gas is not included in the total reserve number.

            Oil and Gas Production.1

                                   1994       1993       1992
         Natural gas (MMcf)       75,094     67,807     54,249
         Oil (Mbbl)                2,507      2,056      2,175

         1 Production quantities from all properties, including cost-of -service properties.

         Average Sales Price.2
                                    1994       1993       1992
         Natural gas per Mcf       $1.78      $1.85      $1.65
         Oil per Bbl               14.76      16.68      18.64

         2 Average sales price is calculated on production excluding cost-of-service volumes.

         Average Production (Lifting) Cost. The average production cost per energy equivalent Mcf (Mcfe) excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6,000 cubic feet of gas.

                                    1994       1993        1992
         Production cost per Mcfe  $ .52      $ .60      $ .68

         Producing Wells at December 31, 1994.

                                               Gas        Oil
         Gross wells                          3,208      1,587
         Net wells                              984        410

     The number for gross wells includes 67 wells with multiple completions.

     Leasehold Acreage at December 31, 1994. Questar's affiliates can retain their interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. All leasehold acreage is located in the United States. Approximately 80 percent of the unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 20 percent is attributable to fee leases that generally have three- to five-year terms. About 44 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken.

     The following chart lists the Company's productive and unproved acreage by state:

       State              Productive            Unproved
                           Gross      Net       Gross      Net
         Arizona                                 480       450
         Arkansas         4,156       833        588       392
         California       6,393       912        800       100
         Colorado       120,061    83,096    297,807   173,837
         Idaho                                44,175    10,650
         Indiana          1,311       273      1,536       468
         Illinois        25,722    18,166     13,796     4,145
         Kansas         115,511    23,117     52,347    17,818
         Kentucky         5,131       715     17,245     7,007
         Louisiana          640         8
         Michigan         3,780       605      5,891     1,214
         Minnesota                               313       104
         Montana         51,719     9,007    339,738    65,615
         Nebraska         4,359     1,497    164,224    45,031
         Nevada             520       520     20,530    20,392
         New Mexico     131,492    81,621     42,338    25,769
         New York        24,590       201
         North Dakota    51,629     4,006    153,448    23,847
         Ohio             2,701        65        202        43
         Oklahoma     1,158,221   224,270    277,963    50,449
         Oregon                               43,868     7,670
         Pennsylvania       668       173
         South Dakota     8,718       640    204,490   107,055
         Texas          308,066    19,963      7,613     3,271
         Utah            81,243    43,229    142,561    63,900
         Washington                           26,631    10,046
         West Virginia    6,474       923
         Wyoming        244,780   154,980    426,079   263,791
             Total    2,357,885   668,820  2,284,663   903,064

    Net Productive and Dry Wells Drilled.

                Exploratory Wells    Development Wells
              1994   1993   1992   1994   1993   1992
    Productive  1      1      4     31     63     44
    Dry         1      5      2      5      7      5

    Total       2      6      6     36     70     49

     Present Activities. At year-end 1994, Questar affiliates had a working interest in 24 wells waiting on completion and 3 wells being drilled.

     Delivery Commitments. Mountain Fuel is obligated to deliver natural gas to about 572,000 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

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

     In late 1994, Entrada began an in situ vitrification procedure to clean up the Wasatch Chemical property. The clean-up procedure may take as long as three years.

     Entrada has recorded all costs spent on the matter and has accounted for all settlement proceeds, accruals, and insurance claims. It has received cash settlements, which together with accruals and insurance receivables, should be sufficient for future clean-up costs.

     Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline that resulted in an adverse jury verdict in 1994. The jury awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortuous interference with a contract. The presiding judge has not issued a decision concerning the competing forms of judgment entered by the opposing parties. Consequently, Questar Pipeline and Mountain Fuel have not filed any post-judgment actions or determined whether to appeal. Mountain Fuel expects that any amounts arising from the breach of contract claims will be included in its gas balancing account and recovered in its rates for natural gas service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of stockholders during the last quarter of 1994.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note N in the Notes to Consolidated Financial Statements. As of March 20, 1995, Questar had 11,545 shareholders of record and estimates that it had an additional 10,000-12,000 beneficial holders.

ITEM 6.  SELECTED FINANCIAL DATA

                                     Year Ended December 31,
                                         1994        1993        1992        1991        1990
                                     (In Thousands)
Revenues                                $670,318    $660,430    $591,346    $624,263    $532,035
Operating expenses
  Natural gas purchases                  212,528     224,500     201,018     247,762     174,539
  Other expenses                         303,132     287,636     252,792     243,197     239,279
    Total operating expenses             515,660     512,136     453,810     490,959     413,818
    Operating income                    $154,658    $148,294    $137,536    $133,304    $118,217

Write-down of investment in
   Nextel Communications                ($61,743)

Income from continuing operations        $49,417     $84,464     $73,771     $66,752     $59,221
Gain from sale of Questar Telecom
   to Nextel Communications               38,126
Loss from discontinued operations                     (2,772)     (2,437)     (2,719)     (1,701)
Cumulative effect of change in
  accounting for income taxes                                      9,303
  Net income                             $87,543     $81,692     $80,637     $64,033     $57,520

Earnings per common share
  Income from continuing operations        $1.21       $2.10       $1.85       $1.70       $1.49
  Gain from sale of
    discontinued operations                 0.95
  Loss from discontinued operations                    (0.07)      (0.06)      (0.07)      (0.04)
  Cumulative effect                                                 0.23
    Net income                             $2.16       $2.03       $2.02       $1.63       $1.45

Dividends per common share                 $1.13       $1.09       $1.04       $1.01       $0.97
Book value per common share                16.17       14.99       13.92       12.78       11.96
Total assets                          $1,585,575  $1,417,687  $1,320,358  $1,212,519  $1,148,340
Net cash provided from operating
  activities                             163,375     194,982     160,179     156,029     123,328
Capital expenditures                     276,882     168,388     180,061     142,250     149,086
Capitalization
  Long-term debt                        $494,684    $371,713    $364,594    $354,327    $328,012
  Redeemable cumulative preferred sto      6,324       7,525       8,726       9,955      11,155
  Common stock                           653,589     601,942     553,810     501,968     460,473
    Total capitalization              $1,154,597    $981,180    $927,130    $866,250    $799,640

Note - Selected financial data for 1990-1992 has been reclassified for the reporting of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Questar Corporation's 1994 net income was $87,543,000, or $2.16 per share in compared with $81,692,000, or $2.03 per share in 1993 and $80,637,000, or
$2.02 per share in 1992.

Exploration and production operations had 1994 income of $40,216,000, compared with $36,325,000 in 1993 and $27,762,000 in 1992. The positive effect of increased natural gas and oil production was diminished by lower selling prices in 1994.

Natural gas transmission operation's income was $25,829,000 in 1994 compared with $23,275,000 in 1993 and $22,463,000 in 1992. Questar Pipeline is
expanding storage and gathering services while taking advantage of the terms of Federal Energy Regulatory Commission (FERC) Order No. 636. The current tariff allows recovery of about 96% of the transmission cost of service in the reservation component of rates.

Natural gas distribution operations earned $23,352,000 in 1994 compared with $25,069,000 in 1993, and $23,395,000 in 1992. Temperatures were 9% warmer than normal in 1994, compared with 5% colder than normal in 1993, and 10% warmer than normal in 1992.

Other operations reported a $38,126,000 after-tax gain from the sale of
Questar Telecom to Nextel Communications in the third quarter of 1994.   The
Company received 3,875,950 shares of Nextel common stock in the transaction. At year end 1994, the Company wrote down its investment in Nextel by $61,743,000, which amounted to a $38,126,000 after-tax loss.

Questar spent $276,882,000 for capital expenditures in 1994 and estimates 1995 capital expenditures of $232,500,000. Capital expenditures in 1994 were financed through cash provided from operating activities plus borrowed funds. Long-term debt represented 43% of consolidated capitalization at December 31, 1994.

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION - Celsius Energy, Universal Resources and Wexpro (E & P group) conduct exploration and production operations. Following are operating income and statistics for these operations:

                                                 Year Ended December 31,
                                         1994        1993        1992
                                                 (Dollars In Thousands)
OPERATING INCOME
Revenues
  Natural gas production                 $67,151     $59,911     $40,611
  Oil and natural gas-liquids product     36,045      32,965      38,669
  Natural gas marketing                  160,961     131,176     114,819
  Cost-of-service gas operations          57,870      49,595      43,324
  Plant and gathering operations           8,569       1,635       1,588
  Other                                    1,317       1,165       2,556
        Total revenues                   331,913     276,447     241,567
Operating expenses
  Natural gas purchases                  154,780     127,312     113,527
  Operating and maintenance               44,846      36,769      35,289
  Depreciation and amortization           48,542      44,614      35,517
  Oil-income sharing                       3,391       1,028       3,389
  Other taxes                             21,060      17,337      11,604
        Total expenses                   272,619     227,060     199,326
          Operating income               $59,294     $49,387     $42,241

OPERATING STATISTICS
  Production volumes
    Natural gas (in MMcf)                 37,659      32,299      24,550
    Oil and natural
      gas-liquids (in Mbbls)               2,442       1,975       2,075
  Production revenue
    Natural gas (per Mcf)                  $1.78       $1.85       $1.65
    Oil and natural
      gas-liquids (per bbl)               $14.76      $16.68      $18.64
  Gas marketing volumes (in Mdth)         88,941      65,143      72,712

Expansion of gas and oil reserves in 1994, 1993 and 1992 led to increased
gas- and oil-production volumes.   A successful strategy of acquisition,
development and exploration employed by the E&P group resulted in a 281% replacement of noncost-of-service gas and oil reserves in 1994, following 76% measured in 1993 and 185% replacement in 1992. Noncost-of-service gas and oil reserves reached 349 Bcfe (billion cubic feet equivalent) at year-end 1994.

Natural gas production increased 17% in 1994 and 32% in 1993 when compared with the prior year's level. Average daily gas production reached 103 MMcf
in 1994, 88 MMcf in 1993 and 67 MMcf in 1992.   A strategy to produce
natural gas wells near full capacity was adopted in the last half of 1992. Oil and natural gas liquids production increased 24% in 1994 after declining 5% in 1993. The E&P group completed three acquisitions with a total cost of $113 million, adding 127 Bcfe of natural gas and oil reserves, related equipment and facilities and liquids extraction plants. These properties, located in the Midcontinent and Southwestern areas of the United States, produced 9 Bcf of natural gas and 435,000 barrels of oil and natural gas liquids in 1994.

Gas-processing plants and gathering systems, acquired along with the reserve purchases, added $6,651,000 of revenues to 1994's performance. The plants generate revenues by extracting liquids from natural gas streams.

Nationally, energy prices declined in 1994 resulting from weak demand, especially in the last half of the year. The average selling price of natural gas dropped 4% in 1994 after increasing 12% in 1993 and declining 2% in 1992. The average selling price received for oil and natural gas liquids production fell for the fourth consecutive year. Prices were 12% lower in 1994, 11% lower in 1993, and 14% lower in 1992.

Natural gas marketing volumes increased 37% in 1994 after decreases of 10% in 1993 and 23% in 1992. Beginning in 1993, the E&P group changed its gas marketing strategy from an emphasis on a volumetric objective to one targeting premium customers and marketing of production from the Company's E&P group.

The E&P group employs price risk management strategies in response to the volatility of energy prices. The E&P group enters into swaps, futures contracts or option agreements to hedge exposure to price fluctuations in connection with marketing production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in marketing activities. The activity resulted in an approximate $.20 per Mcf improvement in the average selling price received for the E&P group's natural gas production. At December 31, 1994 the E&P group held contracts hedging the price for about 45 Bcf of gas and 334,000 bbls of oil.

Revenues from Wexpro's cost-of-service gas operations continued to grow in 1994 as a result of investment and operation of gas-development properties. Activity focused in the Church Buttes, Bruff and Birch Creek areas of southwestern Wyoming. Wexpro's net investment in cost-of-service gas operations was $98,134,000 in 1994, $92,561,000 in 1993 and $81,261,000 in
1992. Wexpro's after-tax return on investment in those properties ranges from 18% and 20%.

NATURAL GAS TRANSMISSION - Questar Pipeline conducts natural gas transmission, storage, and gathering operations. Following are operating income and statistics for these operations:

                                                 Year Ended December 31,
                                         1994        1993        1992
                                                 (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                         $61,844     $51,590     $43,912
  Gathering                               23,641      20,386      17,822
  Storage                                 27,620      14,698       7,798
  Sales for resale                                    81,813     133,059
  Other                                    2,503       3,141       1,995
        Total revenues                   115,608     171,628     204,586
Operating expenses
  Natural gas purchases                               56,022      93,024
  Operating and maintenance               42,778      48,356      46,601
  Depreciation and amortization           15,453      14,084      13,699
  Other taxes                              4,499       3,915       3,842
        Total expenses                    62,730     122,377     157,166
          Operating income               $52,878     $49,251     $47,420

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Transportation
      For Mountain Fuel                   75,941      65,061      33,883
      For other customers                174,343     149,188     171,097
        Total transportation             250,284     214,249     204,980
    Sales for resale to Mountain Fuel                 24,337      38,981
        Total system throughput          250,284     238,586     243,961
    Gathering
      For Mountain Fuel                   32,098      44,432      48,164
      For other customers                 51,885      48,336      25,901
        Total gathering                   83,983      92,768      74,065

   Clay Basin storage working gas-
     volumes (in Bcf)                       41.8        31.0        30.0
  Natural gas revenues (per dth)
    Transportation                         $0.25       $0.24       $0.21
    Gathering                               0.28        0.22        0.24
    Sales for resale                           -        3.36        3.41
  Natural gas purchase cost (per dth)          -        2.28        2.53

1994 was the first full year of operations for Questar Pipeline under the regulations of FERC Order No. 636. In this new regulatory environment Questar Pipeline's transportation, gathering and storage services are separate activities, and sales-for resale services have been discontinued. Firm-transportation volumes do not have a significant impact on current operating results because about 96% of the cost of service is recovered equally each month in the reservation component of rates.

Most of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Roughly 92% of firm-transportation contracts have remaining terms of at least four years. Firm-transportation customers can release that capacity to third parties when it is not required for their own needs. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 85% of the total reserved daily transportation capacity.

Throughput volumes increased 5% in 1994 reflecting increases in services provided to both firm-and interruptible-transportation customers. After $1.5 million of revenues are earned from interruptible transportation services, 90% of remaining interruptible-transportation revenues are credited back to firm-transportation customers. Throughput volumes for Mountain Fuel, which include sales for resale in 1993 and 1992, declined 15% in 1994 because of warmer weather in Mountain Fuel's service area.

Gathering revenues increased 16% in 1994 and 14% in 1993. Gathering activities were unbundled from the sales function in 1991. Volumes of gas gathered for Mountain Fuel have remained level for 1994, 1993 and 1992. However, billings for gas gathered for Mountain Fuel in 1993 and 1992 were based on imputed volumes, which were substantially higher than volumes gathered. Gas volumes gathered for other customers have increased. Questar Pipeline has expanded its gas gathering operations in the past several years in the Birch Creek, Bruff and Henry areas of southwestern Wyoming.

Questar Pipeline began a program in 1993 to expand firm-storage service
offered at its Clay Basin storage facility.   Working gas storage capacity
was increased to 31 Bcf in 1993 and to 41.8 Bcf beginning May 1994. Planned capacity of 46.3 Bcf is projected beginning mid-year 1995. Storage capacity at year-end 1994 was 100% subscribed with contractual terms extending from seven to 30 years. Storage revenues increased $12,922,000 in 1994. Increased capacity and the associated service at Clay Basin resulted in a $3,400,000 addition to storage revenues. The remaining change in storage revenues comes from unbundling and reclassifying peaking storage service from sales-for-resale revenues. Peaking storage is designed to meet peak daily demand requirements of Mountain Fuel.

Questar Pipeline, through a partnership, is a 50% owner of a gas processing
plant in southwestern Wyoming.   The Blacks Fork Processing plant cost $19.7
million to build and will be operational in the first half of 1995.

NATURAL GAS DISTRIBUTION - Mountain Fuel conducts natural gas distribution operations. Following are operating income and statistics for these operations:

                                                 Year Ended December 31,
                                         1994        1993        1992
                                                 (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales      $329,576    $360,210    $330,920
  Industrial sales                        24,395      21,678      19,878
  Industrial transportation                5,665       5,898       6,252
  Other                                   18,624      14,605      15,997
        Total revenues                   378,260     402,391     373,047
Operating expenses
  Natural gas purchases                  210,507     230,139     218,123
  Operating and maintenance               94,094      92,486      79,975
  Depreciation and amortization           24,749      23,244      20,713
  Other taxes                              9,589      10,013       9,839
        Total expenses                   338,939     355,882     328,650
          Operating income               $39,321     $46,509     $44,397

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales      74,233      79,369      68,635
    Industrial deliveries
      Sales                                8,882       6,514       5,338
      Transportation                      51,382      53,105      51,621
        Total industrial                  60,264      59,619      56,959
        Total deliveries                 134,497     138,988     125,594
  Natural gas revenue (per dth)
    Residential and commercial             $4.44       $4.54       $4.82
    Industrial sales                        2.75        3.33        3.72
    Transportation for industrial cus       0.11        0.11        0.12
Natural gas purchase price (per dth)       $2.40       $2.52       $2.83
Heating degree days (normal 5,801)         5,290       6,073       5,235
   Colder (warmer) than normal              (9%)           5%      (10%)
Number of customers at end of period     572,174     550,184     532,109

Natural gas deliveries to residential and commercial customers dropped 6% in 1994 after increasing 16% in 1993. These changes parallel temperatures in Mountain Fuel's service area which were 9% warmer than normal in 1994 after being 5% colder than normal in 1993. The number of customers increased by 4.0% in 1994, 3.4% in 1993 and 3.2% in 1992 reflecting record setting growth.

Gas deliveries to industrial customers improved by 1% in 1994 and 5% in 1993. Mountain Fuel's service area has experienced strong economic growth for several successive years. The Company has benefitted from a demand for gas for expanded operations and environmental concerns, especially for the generation of electricity.

Mountain Fuel's allowed return on equity for Utah operations was reduced from 12.1% to 11% effective January 1, 1994, in a general rate case order
from the Public Service Commission of Utah (PSCU).   In addition, the
Company also changed the accounting for revenues for residential and commercial customers from an "as billed" to an "as delivered" basis. Mountain Fuel began accruing gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the reporting period starting in 1993. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994, in accordance with a PSCU rate order. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition Mountain Fuel recorded other income of $5,589,000 for a one-time reduction in gas costs associated with these unbilled revenues. This transaction added about $3.5 million to net income in 1994.

Mountain Fuel filed a general rate case in the State of Utah on March 3, 1995 requesting a $9.6 million increase in revenues and a 12.5% return on
equity.   Management believes the rate increase is necessary to secure an appropriate allowed rate of return and to recover the costs of record customer growth.

In March 1995 Mountain Fuel announced an early retirement opportunity for about 169 employees resulting from consolidation of customer service jobs. This restructuring reflects the substantial gains in efficiency the Company is starting to realize from its investment in customer service system
technology.   Mountain Fuel expects labor cost savings will exceed the cost of the early retirement program.

OTHER OPERATIONS - Following is a summary of the results from Questar's other operations:

                                                 Year Ended December 31,
                                         1994        1993        1992
                                                 (In Thousands)
Corporate and other
     Net income (loss)                  ($39,980)      ($205)       $151

Discontinued operations
     Gain from sale of Questar Teleco    $38,126
     Loss from discontinued operations               ($2,772)    ($2,437)

In October 1993 Questar agreed to sell Questar's entire interest in Questar Telecom to Nextel Communications for 3,875,950 shares of Nextel common stock. The sale was completed August 4, 1994 resulting in a pretax gain of $61,743,000 ($38,126,000 after income taxes). Since Questar Telecom represented all of Questar's specialized mobile radio operations, these operations were disclosed as discontinued on Questar's financial statements.

The value of Nextel common stock dropped significantly between August 4,
1994 and year-end 1994.   Management judged the decline in value of Nextel
common stock to be other-than-temporary and wrote down its investment in Nextel Communications by $61,743,000. This amounted to $38,126,000, or $.95 per share, after income taxes.

The Company also wrote off its investment in FuelMaker in the fourth quarter of 1994. The write-off of investment and a note receivable totalled $3,368,000 and was offset by income tax benefits resulting in no effect on net income.

The Company has been named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Entrada began remediation in 1994 under a plan approved by both the Environmental Protection Agency and the Utah Department of Health. Settlements have been reached with the other major potentially responsible parties and an accrual has been established for the remedial work costs. Management believes that current accruals of $5,680,000, recorded in deferred credits, will be sufficient for estimated clean-up costs, which are expected to be incurred over the next several years. The Company has recorded a receivable from an insurance company of $4,587,000 for expected payments related to the Wasatch Chemical clean-up. Additional amounts may be collected from the insurance company if clean-up costs are higher than anticipated.

CONSOLIDATED OPERATING RESULTS - Consolidated revenues increased 1% in 1994 as a result of higher natural gas production and gas marketing sales by the E&P group partially offset by lower gas deliveries to Mountain Fuel's residential and commercial customers. Consolidated revenues increased 12% in 1993 due to higher natural gas production from the E&P group and greater volumes sold by Mountain Fuel to residential and commercial customers.

Natural gas purchases declined 5% in 1994 because of lower gas volumes sold by Mountain Fuel after increasing 12% in 1993. Operating and maintenance expenses increased 3% in 1994 and 10% in 1993. The primary reasons for the 1994 increase were expansion of the number of producing properties by the E&P group and more customers and expanded service territory for Mountain Fuel. Higher 1994 operating costs were partially offset by $5,976,000 of gas-production credits received from gas sold from a discontinued pressure maintenance project. Depreciation and amortization expense increased 7% in 1994 and 18% in 1993, due to capital expenditure programs in all lines of business and higher natural gas production. The full cost amortization rate was $.78 per Mcfe in 1994 compared with $.80 per Mcfe in 1993, and $.79 in 1992.

Section 29 income tax credits received from production of gas from certain properties reduced the effective income tax rate. Credits of $10,289,000 in 1994, $11,026,000 in 1993 and $5,722,000 in 1992 increased net income by reducing income tax expenses.

The Company adopted SFAS No.112, Accounting for Postemployment Benefits, on January 1, 1994, by establishing a liability of $3,268,000 offset by a $2,794,000 regulatory asset and expense of $474,000. This statement requires the Company to recognize the net present value of the liability for postemployment benefits, such as, long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid.
SFAS No.112 requires the Company to accrue both current and future costs which formerly had been recorded when cash was paid. By December 1994 the total liability had dropped from $3,268,000 to $1,872,000 as a result of designating Medicare as the primary health care provider and increasing the discount rate from 7% to 8.5%. At year-end 1994, Mountain Fuel expensed SFAS No. 112 costs previously recorded as a regulatory asset. The Company expects $450,000 to be recovered in subsequent rate filings by Questar Pipeline.

The Company adopted SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, in 1994. Investment in securities available for sale, primarily Nextel Communications common stock, is carried at approximate fair value at the balance sheet date. The Company records unrealized gains or losses, net of income taxes, as a separate component of shareholders' equity at the end of each quarter based on the market value of Nextel. Upon sale of the securities, gains or losses will be reported in the determination of income.

The Company adopted SFAS No.119, Accounting for Disclosure of Derivative Financial Instruments and Fair Value of Financial Instruments in 1994. The E&P group enters into swaps, futures contracts or option agreements to hedge exposure to price fluctuations in connection with marketing production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in marketing activities. There is a high degree of correlation of such contracts because timing of production and the hedge contracts are closely matched, and hedge prices are established in the areas of the E&P group's operations. Recognized gains and losses on hedge transactions are matched and reported during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets.

LIQUIDITY AND CAPITAL RESOURCES

Spending for capital projects rose 64% in 1994 to $276,882,000, while net cash provided from operating activities declined 16% to $163,375,000 resulting in a greater share of funding being supplied from external sources. Short- and long-term debt, net of repayments, increased
$139,571,000, in 1994 after a $581,000 reduction in 1993 and a $46,492,000, increase in 1992.

Operating Activities:

                                                 Year Ended December 31,
                                         1994        1993        1992
                                                 (In Thousands)
Net cash provided from operating
  activities                            $163,375    $194,982    $160,179

Higher net income and higher depreciation and amortization resulting from increased natural gas production were more than offset by reductions in working-capital accounts resulting in less cash provided from operating activities in 1994. The gain from the sale of Questar Telecom and the write-down of investment in Nextel were noncash transactions.

Investing Activities:

Capital expenditures reached a record level in 1994 largely driven by the
acquisition of gas and oil properties by the E&P group.   Following is a
summary of capital expenditures for 1994 and 1993 plus a forecast of 1995 expenditures.

                                                             Year Ended December 31,
                                                     1995
                                                  Estimated      1994        1993
                                                 (In Thousands)
Exploration and production
            Exploration                               $7,200      $5,938      $8,780
            Development                                9,200      25,252      24,691
            Leasehold acquisitions                     2,100       5,623       1,262
            Reserve acquisitions                      60,000      99,892       1,228
            Cost-of-service gas development           13,500      15,116      21,829
                                                      92,000     151,821      57,790
Natural gas transmission
            Clay Basin cushion gas and expansion       8,700      42,196      30,070
            Other storage                              4,200
            Transmission lines                        12,300       1,878       4,856
            Gathering facilities                       8,200       9,392       5,743
            Order 636 transition costs                               421       4,313
            Partnerships                               2,000         614         354
            General and other                          5,600       3,726       2,244
                                                      41,000      58,227      47,580
Natural gas distribution
            New-customer service equipment            23,200      22,343      16,749
            Distribution system                       12,100       7,085       9,295
            Buildings                                  2,800       7,193      10,993
            Computer software and hardware             7,200       5,849       4,702
            General and other                          4,700      11,346       8,919
                                                      50,000      53,816      50,658
Other operations
            General office building                   12,600
            Investment in Questar Telecom                          8,080       5,300
            Special projects fund                     30,000
            Other                                      6,900       4,938       7,060
                                                      49,500      13,018      12,360
                                                    $232,500    $276,882    $168,388

Exploration and Production
The E&P group completed three acquisitions with a total cost of $113 million including $3.5 million of assumed liabilities in 1994. The acquisitions added 127 Bcfe of natural gas and oil reserves, related equipment and facilities, and liquids extraction plants. These properties are located in the Southwestern and Midcontinent regions of the United States. The asset purchases were financed through an expansion of an existing production-based credit facility, which was expanded to $135 million.

The exploration and production operations participated in 149 wells in 1994 of which 97 were completed as gas wells, 7 were oil wells, 18 were dry holes and 27 were in progress at year end. The 1994 drilling program had an overall success rate of 85%.

Natural Gas Transmission
Questar Pipeline is expanding the capacity of its Clay Basin underground gas storage facility, which involves building compression facilities and injecting cushion gas into the reservoir. After expansion, the storage field will have a total capacity of 110 Bcf, including 46.3 Bcf of working-gas storage. The first phase of the project was completed in May 1994 with an increase in working-gas capacity to 41.8 Bcf. The final phase is scheduled for completion by mid 1995.

Capital projects also added 14 miles of transmission lines and 42 miles of gathering lines in 1994. A major increase in gathering lines will enable Questar Pipeline to provide service to gas producers in the Birch Creek are of southwestern Wyoming.

Natural Gas Distribution
Mountain Fuel's capital spending is primarily in response to a record increase in the number of customers, amounting to 21,990 in 1994, 18,075 in 1993 and 16,284 in 1992 due to population growth and construction activity in its service area. Mountain Fuel extended its system by 539 miles of
main, feeder and service lines in 1994.   The 1995 capital expenditures
anticipate a slightly lower level of customer growth.

Other Operations
Questar invested an additional $8,080,000 into the operations of Questar Telecom in 1994 according to the sales agreement with Nextel for the purchase of FCC licenses and working capital requirements. Other expenditures were for computers and communications equipment for corporate use. A $30 million amount has been reserved for unspecified projects that may be accepted during 1995.

Financing Activities:

The Company funded its 1994 capital expenditures with cash generated internally plus short- and long-term borrowings. 1995 capital expenditures will be funded through cash generated internally, borrowings and possible monetization of Nextel stock.

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $170,700,000. These lines are generally below the prime interest rate and are renewable annually. At December 31, 1994 short-term bank loans amounted to $9,600,000 and commercial-paper borrowings amounted to $85,300,000. Commercial-paper borrowings are backed by the short-term line-of-credit arrangements. Moody's and Standard and Poors have rated Questar's commercial paper P-1 and A-1.

Questar Corporation, the parent company, entered into an long-term agreement with a bank in December 1994 to borrow up to $50 million at variable interest rates. The proceeds were used to refinance commercial-paper borrowings.

In August 1994, the exploration and production group expanded its variable interest rate production-based credit facility from $65 million ($15 million short-term and $50 million long-term), to $135 million ($35 million short-term and $100 million long-term). Part of the proceeds of this revolving-credit term loan were used to repay a bridge loan used to finance the E&P group's 1994 property acquisitions. The remainder will provide financing for future capital expenditures.

During the second quarter of 1994, Mountain Fuel issued $17 million of 30-year notes at an 8.12% interest rate. Mountain Fuel used proceeds from these notes for capital expenditures and operations.

The Company typically has negative net working capital at the end of the year because of short-term borrowings. These borrowings are seasonal and generally peak at the end of December because of cold-weather gas purchases.

Questar has a consolidated capital structure of 43% long-term debt and 57% common shareholders' equity. Moody's and Standard and Poors have rated Mountain Fuel's and Questar Pipeline's long-term debt A1 and A+.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement dated April 3, 1995, under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 3, 1995.

     The following individuals served as executive officers of the Company during 1994:

         Primary Positions Held with
Name     the Company and Affiliates

R. D. Cash        52    Chairman of the Board of Directors (May 1985);
                        President and Chief Executive Officer, Director
                        (May 1984); Chairman of the Boards of Directors, all affiliates.

D. N. Rose        50    President and Chief Executive Officer, Mountain
                        Fuel (October 1984); Director (May 1984);
                        Director, Mountain Fuel (May 1984); Senior Vice
                        President, Questar (May 1985).

Clyde M. Heiner   56    Senior  Vice  President,  Questar (May 1988);
                        President and Chief Executive Officer, Questar
                        InfoComm (February 1993); President and Chief
                        Executive Officer, Questar Development  (May
                        1984); Director, Entrada (May 1984), Questar
                        Development (May 1984), and Questar InfoComm
                        (February 1993).

A. J. Marushack   59    President and Chief Executive Officer, Questar
                        Pipeline (June 1984); Senior Vice President,
                        Questar (May 1985); Director, Questar Pipeline
                        (May 1984) and Wexpro (May 1985).

Gary L. Nordloh   47    President and Chief Executive Officer, Wexpro,
                        Celsius, and Universal Resources (March 1991);
                        Senior Vice President, Questar (March 1991);
                        Executive Vice President and Chief Operating
                        Officer, Wexpro, Celsius, and Universal
                        Resources (June 1989 to March 1991); Director,
                        Celsius and Wexpro (June 1989); Director,
                        Universal Resources (May 1989); Senior Vice
                        President, Celsius and Wexpro (May 1988 to June
                        1989).

W. F. Edwards     49    Senior Vice President and Chief Financial
                        Officer, Questar (February 1989); Vice President and Chief Financial Officer, affiliates (at various dates beginning in May 1984); Vice
                        President and Chief Financial Officer, Questar
                        (May 1984 to February 1989); Director, Questar
                        Pipeline (May 1985), Celsius (May 1988), and
                        Universal Resources (May 1988).

R. G. Groussman   59    Vice President and General Counsel (October
                        1984); Director, Wexpro (November 1976) and
                        Celsius (May 1988).

Connie C. Holbrook      48   Vice President and Corporate Secretary (October
                             1984); Corporate Secretary, Mountain Fuel and other affiliates (at various dates beginning in March 1982); Director, Celsius (May 1985),
                             Wexpro (May 1988), and Universal Resources (June
                             1987).

    There is no "family relationship" between any of the listed officers or between any of them and the Company's directors. The executive officers serve at the pleasure of the Board of Directors. There is no arrangement or understanding under which the officers were selected. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the Company's definitive Proxy Statement dated April 3, 1995, under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information requested in this item is presented in Questar's definitive Proxy Statement dated April 3, 1995, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement dated April 3, 1995, under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement dated April 3, 1995, under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement dated April 3, 1995, under the section entitled "Election of Directors."

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements identified in the List of Financial Statements are filed as part of this report.

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

   10.2. 1 Questar Corporation Annual Management Incentive Plan, as amended effective February 14, 1995.

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

   10.8. 1 Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective February 14, 1995.

   10.9. 1 Questar Corporation Equalization Benefit Plan, as amended and restated effective February 14, 1995.

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

   10.14.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar Corporation; Advance MobilComm, Inc.; Robert C. Mearns and Francis G. Fuson. (Exhibit No. 10.14 to Form 10-Q Report for Quarter ended June 30, 1994.)

   11.             Statement concerning computation of earnings per share.

   22.        Subsidiary Information.

   24.        Consent of Independent Auditors.

   25.        Power of Attorney.

   27.        Financial Data Schedule.

   99.1. Form 11-K Annual Report for the Questar Corporation Employee Investment Plan.

   99.2. Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15148, 33-15149, 33-
              40800, 33-40801, and 33-48169).
________________________

   *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

   1 Exhibit so marked is management contract or compensation plan or arrangement.

   (b) The Company did not file a Current Report on Form 8-K during the last quarter of 1994.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 1994

QUESTAR CORPORATION

SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a) (1) and (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Questar
Corporation and subsidiaries are included in Item 8:

Consolidated statements of income -- Years ended December 31, 1994,
1993 and 1992

Consolidated balance sheets -- December 31, 1994 and 1993

Consolidated statements of common shareholders' equity -- Years ended December 31, 1994, 1993 and 1992

Consolidated statements of cash flows -- Years ended December 31, 1994, 1993 and 1992

Notes to consolidated financial statements

Financial Schedules, for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As noted in Notes A and J to the financial statements, in 1994
Questar Corporation changed its method of accounting for certain equity securities and postemployment benefits.


ERNST & YOUNG LLP

Salt Lake City, Utah
February 10, 1995, except for Note I as to which the date is March 5, 1995

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                              1994        1993        1992
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                     $670,318    $660,430    $591,346

OPERATING EXPENSES
  Natural gas purchases                       212,528     224,500     201,018
  Operating and maintenance                   174,080     168,835     153,198
  Depreciation and amortization                93,037      86,758      73,553
  Other taxes                                  36,015      32,043      26,041

    TOTAL OPERATING EXPENSES                  515,660     512,136     453,810

    OPERATING INCOME                          154,658     148,294     137,536

INTEREST AND OTHER INCOME                       4,957       3,632       6,675

WRITE-DOWN OF INVESTMENT IN NEXTEL
     COMMUNICATIONS - Note B                  (61,743)

DEBT EXPENSE                                  (39,811)    (33,984)    (35,768)

     INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                      58,061     117,942     108,443

INCOME TAXES - Note G                           8,644      33,478      34,672

     INCOME FROM CONTINUING OPERATIONS         49,417      84,464      73,771

DISCONTINUED OPERATIONS - Note B
  Gain from sale of Questar Telecom
    to Nextel Communications                   38,126
  Loss from operations                                     (2,772)     (2,437)

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES - Note G                                 9,303

     NET INCOME                               $87,543     $81,692     $80,637

EARNINGS PER COMMON SHARE
  Income from continuing operations             $1.21       $2.10       $1.85
  Gain from sale of discontinued
    operations                                   0.95
  Loss from discontinued operations                         (0.07)      (0.06)
  Cumulative effect                                                      0.23
    Net income                                  $2.16       $2.03       $2.02

Average common shares outstanding              40,292      39,995      39,492



See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                      December 31,
                                                          1994        1993
                                                      (In Thousands)
CURRENT ASSETS
  Cash and short-term investments - Note E                 $7,549      $6,365
  Accounts receivable                                     116,625     111,553
  Unbilled gas accounts receivable - Note I                26,456      27,313
  Inventories, at lower of average cost or market
    Gas stored underground                                 22,166      21,745
    Materials and supplies                                  7,932       8,183
      Total inventories                                    30,098      29,928
  Prepaid expenses and deposits                            12,397      11,384
    TOTAL CURRENT ASSETS                                  193,125     186,543

PROPERTY, PLANT AND EQUIPMENT
  Exploration and production                              840,192     706,852
  Natural gas transmission                                615,313     561,108
  Natural gas distribution                                739,945     710,100
  Other operations                                         67,720      46,334
                                                        2,263,170   2,024,394
LESS ALLOWANCES FOR DEPRECIATION
  AND AMORTIZATION
    Exploration and production                            434,688     389,559
    Natural gas transmission                              203,008     189,279
    Natural gas distribution                              280,162     267,314
    Other operations                                       37,678      25,582
                                                          955,536     871,734
    NET PROPERTY, PLANT AND EQUIPMENT                   1,307,634   1,152,660

OTHER ASSETS
  Investment in and advances to
    unconsolidated affiliates                              10,580      13,224
  Securities available for sale, approximates
    fair value - Note B                                    37,578
  Investment in discontinued operations - Note B                       29,498
  Income taxes recoverable from customers - Note G         14,244      14,250
  Unamortized costs of reacquired debt                     14,010      14,797
  Other                                                     8,404       6,715
    TOTAL OTHER ASSETS                                     84,816      78,484

                                                       $1,585,575  $1,417,687

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                                          1994        1993
                                                      (In Thousands)
CURRENT LIABILITIES
  Short-term loans - Notes C and E                        $94,900     $78,300
  Accounts payable and accrued expenses
    Accounts payable                                       77,470      89,971
    Federal income taxes                                    1,695       1,867
    Other taxes                                            11,238      12,980
    Interest payable                                        7,301       5,938
    Other                                                  10,539       8,308
      Total accounts payable and accrued expenses         108,243     119,064
  Purchased-gas adjustments                                17,071      25,727
    TOTAL CURRENT LIABILITIES                             220,214     223,091

LONG-TERM DEBT - Notes C and E                            494,684     371,713

OTHER LIABILITIES
  Unbilled gas revenues - Note I                           20,721      26,489
  Other                                                    25,502      19,143
    TOTAL OTHER LIABILITIES                                46,223      45,632

DEFERRED INVESTMENT TAX CREDITS                             7,672       8,089

DEFERRED INCOME TAXES - Note G                            156,869     159,695

COMMITMENTS AND CONTINGENCIES - Note H

REDEEMABLE CUMULATIVE PREFERRED
  STOCK  - Notes D and E                                    6,324       7,525

COMMON SHAREHOLDERS' EQUITY - Note F
  Common stock - without par value;
     authorized 175,000,000 shares; issued
     and outstanding 42,332,485 (1994)
      and 42,113,335 (1993)                               310,402     303,503
  Retained earnings                                       401,577     359,637
  Treasury stock, at cost; 1,903,746 shares (1994)
     and 1,943,936 shares (1993)                          (33,847)    (34,396)
  Note receivable from employee
    investment plan (ESOP)                                (24,543)    (26,802)
    TOTAL COMMON SHAREHOLDERS' EQUITY                     653,589     601,942

                                                       $1,585,575  $1,417,687



See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                                          Note
                                          Common Stock              Retained  Treasury Stock           Receivable
                                             Shares      Amount     Earnings     Shares      Amount    from ESOP
                                          (Dollars in Thousands)
Balances at January 1, 1992                41,230,979    $283,506    $282,361  (1,954,478)   ($33,364)   ($30,535)
  Issuance of common stock                    503,139      10,349                  41,333         707
  1992 net income                                                      80,637
  Payment of dividends
    Preferred stock                                                      (800)
    Common stock - $1.04 per share                                    (41,088)
  Income tax benefit of dividends
    paid to ESOP                                                          580
  Purchase of treasury stock                                                      (26,060)       (659)
  Collection of note receivable
  from ESOP                                                                                                 2,116
Balances at December 31, 1992              41,734,118     293,855     321,690  (1,939,205)    (33,316)    (28,419)
  Issuance of common stock                    379,217       9,648                  51,864         899
  1993 net income                                                      81,692
  Payment of dividends
    Preferred stock                                                      (695)
    Common stock - $1.09 per share                                    (43,610)
  Income tax benefit of dividends
    paid to ESOP                                                          560
  Purchase of treasury stock                                                      (56,595)     (1,979)
  Income tax benefit of dividends
    paid to ESOP                                                                                            1,617
Balances at December 31, 1993              42,113,335     303,503     359,637  (1,943,936)    (34,396)    (26,802)
  Issuance of common stock                    219,150       6,899                  51,568         914
  1994 net income                                                      87,543
  Payment of dividends
    Preferred stock                                                      (591)
    Common stock - $1.13 per share                                    (45,528)
  Income tax benefit of dividends
    paid to ESOP                                                          516
  Purchase of treasury stock                                                      (11,378)       (365)
  Income tax benefit of dividends
    paid to ESOP                                                                                            2,259
Balances at December 31, 1994              42,332,485    $310,402    $401,577  (1,903,746)   ($33,847)   ($24,543)



See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                                  $87,543     $81,692     $80,637
  Depreciation and amortization                97,567      91,196      77,985
  Deferred income taxes                       (20,029)     (1,870)      8,094
  Deferred investment tax credits                (417)       (429)       (471)
  Write-down of investment in Nextel
     Communications                            61,743
  Gain from sale of Questar Telecom
     to Nextel Communications                 (38,126)
  Loss from discontinued operations                         2,772       2,437
  Cumulative effect of change in
    accounting for income taxes                                        (9,303)
                                              188,281     173,361     159,379
  Changes in operating assets
    and liabilities
    Accounts receivable                        (4,215)        705      (7,065)
    Inventories                                  (170)      5,532          23
    Prepaid expenses and deposits              (1,013)        728      (2,960)
    Accounts payable and accrued expenses     (10,649)     16,263      (4,531)
    Federal income taxes                         (172)        658       1,233
    Purchased-gas adjustments                  (8,656)      1,245      13,216
    Other                                         (31)     (3,510)        884
    NET CASH PROVIDED FROM OPERATING
      ACTIVITIES                              163,375     194,982     160,179

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                          (267,515)   (160,559)   (166,445)
    Investment in discontinued operations      (8,080)     (5,300)    (12,170)
    Other investments                          (1,287)     (2,529)     (1,446)
      Total capital expenditures             (276,882)   (168,388)   (180,061)
  Proceeds from disposition of property,
    plant and equipment, and investments       12,217       8,125       4,528
    CASH USED IN INVESTING ACTIVITIES        (264,665)   (160,263)   (175,533)

FINANCING ACTIVITIES
  Issuance of common stock                      7,813      10,547      11,056
  Purchase of treasury stock                     (365)     (1,979)       (659)
  Redemption of preferred stock                (1,201)     (1,201)     (1,229)
  Issuance of long-term debt                  155,000     129,227     148,000
  Repayment of long-term debt                 (32,029)   (138,108)   (124,808)
  Change in short-term loans                   16,600       8,300      23,300
  Collection of note receivable from ESOP       2,259       1,617       2,116
  Income tax benefit of dividends
    paid to ESOP                                  516         560         580
  Payment of dividends                        (46,119)    (44,305)    (41,888)
    CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                    102,474     (35,342)     16,468
    CHANGE IN CASH AND SHORT-TERM
      INVESTMENTS                               1,184        (623)      1,114
BEGINNING CASH AND SHORT-TERM
  INVESTMENTS                                   6,365       6,988       5,874
    ENDING CASH AND SHORT-TERM
      INVESTMENTS                              $7,549      $6,365      $6,988


See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is engaged in three principal lines of business. Oil and gas exploration and production operations (E&P group) are conducted by Celsius Energy Company (Celsius Energy), Universal Resources Corporation and its Questar Energy Division (Universal Resources) and Wexpro Company (Wexpro). Natural gas transmission operations are conducted by Questar Pipeline Company (Questar Pipeline). Natural gas distribution operations are conducted by Mountain Fuel Supply Company (Mountain
Fuel). All significant intercompany accounts and transactions have been eliminated in consolidation.


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

The financial statements of rate-regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost-allocation methods used in establishing rates.

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered.   In 1993,
Mountain Fuel began accruing gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Rate-regulated affiliates periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. These companies establish reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Mountain Fuel accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in the present rates are accumulated and recovered or credited through future rate changes.

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers include individuals and numerous industries that may be affected differently by changing conditions. The Company believes that it has adequately reserved for expected credit-related losses and that the carrying amount of trade receivables approximates fair value.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Celsius Energy and Universal Resources account for exploration and development activities using the full-cost accounting method. Under the full-cost method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized. If net capitalized costs exceed the present value of estimated future net revenues from proved oil and gas reserves plus the fair market value of unproved properties, the excess is expensed. Wexpro uses the successful-efforts accounting method to account for its production and development activities under the terms of the Wexpro settlement agreement (See Note K).

The provision for depreciation and amortization is based upon rates that will amortize costs of assets over their estimated useful lives. The costs of natural gas distribution and natural gas transmission property, plant and equipment, excluding gas wells, are amortized using the straight-line method. The costs of oil and gas wells, production plants and leaseholds are amortized using the unit-of-production method. Average depreciation and amortization rates used were as follows:

                                              1994        1993        1992
  Exploration and production, per
    Mcf equivalent
      Full-cost amortization rate               $0.78       $0.80       $0.79
      Wexpro depreciation rate                  $0.41       $0.48       $0.48
  Natural gas transmission                        3.6%        3.6%        3.6%
  Natural gas distribution
    Distribution plant                            4.0%        3.9%        3.8%
    Gas wells, per Mcf                          $0.17       $0.18       $0.16
  Other operations                                9.0%       12.4%       11.2%

Price Risk Management: The E&P group enters into swaps, futures contracts or option agreements to hedge exposure to price fluctuations in connection with marketing production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in marketing activities. There is a high degree of correlation of such contracts because timing of production and the hedge contracts are closely matched, and hedge prices are established in the areas of the E&P group's operations. Recognized gains and losses on hedge transactions are matched and reported during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. Some hedge contracts are designed to be settled through the delivery of natural gas or oil.

Securities Available for Sale:   Available-for-sale securities
consist of 3,875,950 shares of Nextel Communications' common stock carried at approximate fair value at the balance sheet date. The Company records unrealized gains or losses, net of income taxes, as a separate component of shareholders' equity at the end of each quarter based on the market value of Nextel. Upon sale of the securities, gains or losses will be included in the determination of income. At December 31, 1994, Questar Corporation wrote-down its investment in Nextel to reflect an other-than-temporary decline in value.

Investment in Unconsolidated Affiliates: The Company uses the equity method to account for investments in affiliates in which it does not own a controlling interest. Principal affiliates include:
Overthrust Pipeline Company, TransColorado Gas Transmission Company, Canyon Creek Compression Company and Western Market Center. The Company's investment in these affiliates equals the underlying equity in net assets.

Income Taxes: Effective January 1, 1992 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 by recording a cumulative effect of the change in accounting related to prior years. The deferred tax balance represents the temporary differences between book and taxable income multiplied by the effective tax rates. These temporary differences relate primarily to depreciation, intangible drilling costs, unbilled revenues, leasehold costs, purchased-gas adjustments and net operating loss carryforwards. Mountain Fuel and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. The Company allocates income taxes to subsidiaries on a separate return basis except that subsidiaries are paid for all tax benefits utilized in the consolidated tax return.

Reacquisition of Debt: Gains and losses on the reacquisition of debt by Mountain Fuel and Questar Pipeline are deferred and amortized as debt expense over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Allowance for Funds Used During Construction: The Company's rate regulated subsidiaries capitalize the cost of capital during the construction period of plant and equipment. This amounted to $1,759,000 in 1994, $1,725,000 in 1993, and $1,153,000 in 1992.

Earnings Per Common Share: Earnings per common share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the year. Common stock equivalents in the form of stock options do not have a material dilutive effect on the earnings-per-share calculations and are excluded from the computation.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Note B - Discontinued Operations

In October 1993, Questar reached an agreement with Nextel Communications (NASD:CALL) to sell Questar's entire interest in Questar Telecom for 3,875,950 unregistered shares of Nextel common stock. The sale was completed August 4, 1994, resulting in a pretax gain of $61,743,000 ($38,126,000 after income taxes) based on the closing price of Nextel's common stock. Since Questar Telecom represented all of Questar's specialized mobile radio operations, these operations were disclosed as discontinued on Questar's financial statements. Net losses from Questar Telecom subsequent to the sales agreement were deferred until the sale was recorded. The Company expects to receive registered shares when Motorola's merger with Nextel is finalized, about mid-year 1995.

Questar Telecom's operating results prior to the sale were as follows:

                                          Nine Months
                                             Ended     Year Ended
                                          September 30December 31,
                                              1993        1992
                                          (In Thousands)
Revenues                                      $14,517     $13,500
Expenses                                      (18,944)    (17,352)
Income tax credit                               1,655       1,415
    Net loss                                  ($2,772)    ($2,437)

Questar's  net investment in discontinued operations was as follows:

                                          (In Thousands)
Current assets                                 $6,622
Net property, plant and equipment              10,841
Net intangible assets                          13,908
Current liabilities                            (1,162)
Long-term debt                                   (171)
Deferred income taxes                            (540)
  Net assets at September 30, 1993             29,498
Additional investment, as specified in sales
  agreement, plus closing costs                 8,080
                                              $37,578

Note C - Debt

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $170,700,000. These lines have interest rates generally below the prime interest rate and are renewable annually. At December 31, 1994, outstanding short-term bank loans were $9,600,000 at an average interest rate of 5.95% and commercial-paper borrowings were $85,300,000 at an average interest rate of 5.96%. At December 31, 1993, outstanding short-term bank loans were $12,300,000 at an average interest rate of 3.49% and commercial-paper borrowings were $66,000,000 at an average interest rate of 3.45%. Commercial-paper borrowings are backed by the short-term line-of-credit arrangements.

The details of long-term debt at December 31, were as follows:

                                              1994        1993
                                          (In Thousands)
Exploration and production
  Revolving-credit term loan due 1999
    with variable interest rates
    (6.23% at December 31, 1994)             $100,000     $44,000
Questar Pipeline
  9 3/8% debentures due 2021                   85,000      85,000
  9 7/8% debentures due 2020                   50,000      50,000
Mountain Fuel
  Medium-term notes 7.19% to 8.43%,
   due 2007 to 2024                           175,000     158,000
Questar
  Revolving-credit term loan due 1999
    with variable interest rates
    (6.47% at December 31, 1994)               50,000
  8.25% ESOP notes due 1996                    19,000      19,000
  8.28% ESOP notes due 1999                    16,000      16,000
Other                                             178         226
    Total long-term debt outstanding          495,178     372,226
  Less unamortized debt discount                  494         513
                                             $494,684    $371,713

Maturities of long-term debt for the five years following December 31, 1994, are as follows:

                                          (In Thousands)
    1995                                       -
    1996                                      $19,000
    1997                                       17,200
    1998                                      105,300
    1999                                       43,500

Questar Corporation, the parent company, entered into an agreement with a bank in December 1994 to borrow up to $50 million at variable interest rates. The proceeds were used to refinance commercial paper borrowings.

In August 1994 the exploration and production group expanded its variable interest rate production-based credit facility from $65 million ($15 million short-term and $50 million long-term), to $135 million ($35 million short-term and $100 million long-term). Part ot the proceeds of this revolving-credit term loan were used to repay a bridge loan used to finance the E&P group's 1994 property acquisitions. The remainder will provide financing for future capital expenditures.

During the second quarter of 1994 Mountain Fuel issued $17 million of 30-year notes at an 8.12% interest rate. Mountain Fuel used proceeds from these notes for capital expenditures and operations.

Cash paid for interest was $38,110,000 in 1994, $33,414,000 in
1993, and $36,115,000 in 1992.

Note D - Redeemable Cumulative Preferred Stock

Mountain Fuel has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value. The two current outstanding issues of stock have a stated and redemption value of $100 per share.

                                           8% Series  $8.625 Series
                                          (In Thousands)
Balance at January 1, 1992                     $5,155      $4,800
1992 redemption of stock                          (29)     (1,200)
1993 redemption of stock                           (1)     (1,200)
1994 redemption of stock                           (1)     (1,200)
Balance at December 31, 1994                   $5,124      $1,200

Redemption requirements for the five years following December 31, 1994, are as follows:

                                          (In Thousands)
    1995                                         $685
    1996                                          780
    1997                                          180
    1998                                          180
    1999                                          180

Note E -  Financial Instruments and Hedging Activities

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1994       December 31, 1993
                                            Carrying   Estimated    Carrying   Estimated
                                             Amount    Fair Value    Amount    Fair Value
                                          (In Thousands)
Financial assets
    Cash and short-term investments            $7,549      $7,549      $6,365      $6,365
Financial liabilities
    Short-term loans                           94,900      94,900      78,300      78,300
    Long-term-debt                            494,684     485,251     371,713     424,195
    Redeemable cumulative preferred stock       6,324       6,377       7,525       7,654

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Short-term loans - the carrying amount approximates fair value; (3) Long-term debt - the carrying amount of variable- rate debt approximates fair value, the fair value of marketable debt is based on quoted market prices, and the fair value of other debt is based on the discounted present value of cash flows using the Company's current borrowing rates;
(4) Redeemable cumulative preferred stock - the fair value is based on the discounted present value of cash flows using current preferred stock rates. Fair value is calculated at a point in time and does not represent what the Company would pay to retire the debt securities.

Price Risk Management: The E&P group periodically enters into swaps, futures contracts or options agreements to hedge its exposure to price fluctuations in connection with marketing production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in marketing activities. Recognized gains and losses on hedge transactions are reported as a component of the related physical transaction. A majority of the contracts and agreements terminate in 12 months or less; however, some contracts and agreements extend beyond a year.

The E&P group bears some risk of loss if counterparties fail to
perform according to the terms of the contracts.   Management
believes that credit-review procedures and bad-debt reserves have adequately compensated for usual and customary losses.

While it is a primary objective of the E&P group to protect product sales against market loss, hedging transactions give rise to market risk, which represents the potential loss caused by changes in market value. The loss is reported along with any gains as a factor in determining revenues when products are sold.

At December 31, 1994, the E&P group held contracts covering prices for about 45 million dth of natural gas, primarily for gas marketing activities, and 334,000 barrels of oil. The contracts, which primarily were swaps, have terms extending through February
1997; however, approximately 87% terminate in 1995.   Face value of
these contracts was about $97 million. Market value of hedging contracts at December 31, 1994, was $6.4 million less than face value. However, this calculation of market value assumes that the E&P group closed its position on that date and does not recognize the physical side of these transactions. Deferred losses on anticipated transactions are not material.

Note F - Common Stock

Employee Investment Plan: An Employee Investment Plan (ESOP) allows the majority of employees to purchase Company stock or other investments through payroll deductions. The Company makes contributions to the ESOP of approximately 75% of the employee's purchases. In June 1989, the Company sold 1,992,884 shares of its common stock (LESOP shares) to the trustee of the ESOP. The ESOP trustee financed the purchase of stock by borrowing $35 million from the Company. The note receivable from the ESOP was recorded as a reduction of common shareholders' equity. At the same time, the Company borrowed $35 million from a group of insurance companies. Interest expense on these notes to the insurance companies totaled $2,892,000 in 1994 and $2,918,000 in 1993 and 1992.

The ESOP is repaying the loan to the Company over ten years using Company contributions and dividends on the LESOP shares. The Company's expense and contribution to the ESOP, dividends paid by the Company to the ESOP on the LESOP shares, and income tax benefits for dividends paid on ESOP shares and dividends paid directly to ESOP are summarized below:

                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Company's expense and contribution to ESOP     $2,489      $2,368      $2,477
Dividends paid by Company to ESOP               2,180       2,112       2,033

Income tax benefits for dividends paid on
  ESOP shares were recorded as:
     Reduction of income tax expense             $422        $351        $278
     Direct increase to retained earnings         516         560         580
                                                 $938        $911        $858

Dividend Reinvestment and Stock Purchase Plan: A Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows shareholders to reinvest dividends or invest additional funds in common stock. The Reinvestment Plan purchased common stock from the Company amounting to 164,124 shares in 1994, 148,708 shares in 1993 and 241,322 shares in 1992. At December 31, 1994, 895,741 shares were reserved for future issuance.

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

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                         Price
                                             Shares      Range
Balance at January 1, 1992                  1,029,628    $16.50 -  $19.63
Granted                                       410,700       19.63
Cancelled                                     (54,944)  16.50 -  19.63
Exercised                                    (482,777)  16.50 -  19.63
Balance at December 31, 1992                  902,607   16.50 -  19.63
Granted                                       415,800       28.88
Cancelled                                     (11,738)      16.82
Exercised                                    (407,133)   16.50 - 28.88
Balance at December 31, 1993                  899,536 16.50 -28.88
Granted                                       409,100       31.50
Cancelled                                      (5,400)  16.50 -  31.50
Exercised                                     (70,918)  16.50 -  28.88
Balance at December 31, 1994                1,232,318 $16.50 -$31.50


Exercisable at December 31, 1994              637,218
Available for future grant at December 31,    526,104

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

Note G - Income Taxes

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

As of January 1, 1992, Universal Resources recorded a cumulative decrease in deferred taxes of $8,626,000 as a reduction of property, plant and equipment. This cumulative effect was a result of net operating loss carryforwards acquired by Questar in the 1987 purchase of Universal Resources. At December 31, 1994, the Company had net operating loss carryforwards of $16,859,000 which expire from 1999 through 2001. These carryforwards can be used to offset
Universal Resources' future taxable income. The tax benefit of these carryforwards is $5,901,000.

The components of income taxes were as follows:

                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Federal
    Current                                   $13,329     $30,878     $23,615
    Deferred                                   (6,103)     (2,044)      6,901
State
    Current                                     1,704       4,899       3,404
    Deferred                                      131         174       1,223
Deferred investment tax credits                  (417)       (429)       (471)
                                               $8,644     $33,478     $34,672

The difference between income tax expense and the tax computed by applying the statutory federal income tax rate to income before income taxes is explained as follows:



                                              Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
   Income from continuing operations
     before income taxes                      $58,061    $117,942    $108,443

  Federal income taxes at statutory rate      $20,321     $41,280     $36,871
  State income taxes, net of federal income
    tax benefit                                 1,239       3,358       3,054
  Tight-sands gas production credits          (10,289)    (11,026)     (5,722)
  Investment tax credits                         (417)       (429)       (471)
  Capital loss carryforward                    (2,498)
  Tax benefits from dividends paid to ESOP       (422)       (351)       (278)
  Increase in federal income tax rate                       1,027
  Adjustment to deferred tax rates                         (1,268)
  Deferred taxes related to regulated assets
    for which deferred taxes were not provided
    in prior years                                772         744         768
  Other                                           (62)        143         450
    Income tax expense                         $8,644     $33,478     $34,672

  Effective income tax rate                      14.9%       28.4%       32.0%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                          December 31,
                                              1994        1993
                                          (In Thousands)
Deferred tax liabilities
  Property, plant and equipment              $186,752    $189,495
  Unamortized debt reacquisition costs          5,289       5,587
  Pension costs                                   969       1,811
  Income taxes recoverable from customers       5,344       5,350
  Other                                         8,476       8,875
    Total deferred tax liabilities            206,830     211,118
Deferred tax assets
  Net operating loss carryforwards              5,901      15,672
  Alternative minimum tax and production
   credit carryforwards                        14,829       7,504
  Purchased-gas adjustments                     8,486      11,477
  Unbilled revenues                             7,574       9,780
  Deferred investment tax credits               2,910       3,327
  Other                                        10,261      10,077
    Total deferred tax assets                  49,961      57,837
Valuation allowance for deferred
 tax assets                                                (6,414)
    Net deferred tax assets                    49,961      51,423
    Net deferred tax liabilities             $156,869    $159,695

Cash paid for income taxes was $29,974,000 in 1994, $25,588,000 in 1993 and $25,028,000 in 1992.

Note H - Litigation, Environmental Matters and Commitments

The Company has been named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City.
The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Entrada began remediation in 1994 under a plan approved by both the Environmental Protection Agency and the Utah Department of Health. Settlements have been reached with the other major potentially responsible parties and an accrual has been established for the remedial work costs. Management believes that current accruals of $5,680,000, recorded in deferred credits, will be sufficient for estimated clean-up costs, which are expected to be incurred over the next several years. The Company has recorded a receivable from an insurance company of $4,587,000 for expected payments related to the Wasatch Chemical clean-up. Additional amounts may be collected from the insurance company if clean-up costs are higher than anticipated.

The Company and its subsidiaries have received notice that they may be partially liable in several additional environmental clean-up actions on sites that involve numerous other parties. Management believes that the Company's responsibility for remediation will be minor, and that any potential liability will not significantly affect its results of operations or financial position.

There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

Each year Mountain Fuel purchases significant quantities of natural gas under numerous gas- purchase contracts with varying terms and conditions. Purchases under these agreements totalled $73,682,000 in 1994, $85,909,000 in 1993 and $104,032,000 in 1992. Some of the
agreements have terms that obligate Mountain Fuel to purchase specific quantities on a periodic basis into the future, while a few contracts have take-or-pay provisions that obligate Mountain
Fuel to take delivery of a minimum amount of gas on an annual basis.

Projected natural gas purchase commitments for the next five years are reported in the table below. These commitments are based upon current market conditions. Future changes will occur as a result of negotiations with suppliers and changes in market conditions.

                                          (In Millions)
1995                                     $24.4
1996                                      9.6
1997                                      5.4
1998                                      3.3
1999                                      3.1

Note I - Rate Matters

The PSCU issued a rate order in January 1994 granting Mountain Fuel a $1.6 million decrease in general rates and a $2.1 million increase in costs allowed through the purchase-gas adjustment account for a net increase in rates of $500,000. The PSCU allowed a return on equity of 11%, required Mountain Fuel to reduce rates over a five-year period for unbilled revenues, and disallowed rate coverage for certain incentive compensation and advertising costs.
Mountain Fuel requested rehearing of the PSCU's decision regarding return on equity and unbilled revenues. In a ruling issued December
1, 1994, the PSCU reaffirmed its position on the allowed return on equity and the treatment of unbilled revenues.

In 1993 Mountain Fuel began accruing revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994 in accordance with a rate order received from the PSCU. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction of gas costs associated with these unbilled revenues. This transaction added about $3.5 million to net income in 1994.

Mountain Fuel filed a general rate case in the State of Utah on
March 3, 1995 requesting a $9.6 million increase in revenues and a
12.5% return on equity.   Management believes the rate increase is
necessary to secure an appropriate allowed rate of return and to recover the costs of record customer growth.

Note J - Employee Benefits

The Company and its subsidiaries have a defined-benefit pension plan covering the majority of their employees. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A summary of pension cost is as follows:


                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
  Service cost                                 $7,167      $6,190      $5,892
  Interest cost                                15,411      15,315      14,442
  Actual gain on plan assets                      (13)    (22,027)     (9,173)
  Net amortization and deferral               (16,677)      7,116      (5,106)
    Pension cost                               $5,888      $6,594      $6,055

Assumptions used to calculate cost at January 1, were as follows:

                                              1994        1993        1992
    Discount rate                                7.00%       8.00%       8.00%
    Rate of increase in compensation             5.35%       6.35%       6.35%
    Long-term return on assets                   8.50%       8.50%       8.50%

The Company used a discount rate of 8.5% and a rate of increase in compensation of 6.35% to measure the actuarial present value of benefits at December 31, 1994. The status of the plan at December 31 was as follows:

                                              1994        1993        1992
                                                      (In Thousands)
Actuarial present value of benefits
    Vested benefits                          $133,390    $138,650    $121,062
    Nonvested benefits                         21,336      18,951      16,547
      Accumulated benefit obligation          154,726     157,601     137,609
  Effect of projected future salary increa     42,619      59,798      52,213
      Projected benefit obligation            197,345     217,399     189,822
  Fair value of plan assets                   200,349     203,053     182,421
      Plan assets in excess of (less than)
        projected benefit obligation            3,004     (14,346)     (7,401)
  Unrecognized net losses                         337      15,707       7,678
  Unrecognized transition obligation              926       1,069       1,212
  Unrecognized prior service cost               3,437       4,385       4,779
      Prepaid pension cost                     $7,704      $6,815      $6,268

The Company pays a portion of the health-care costs and all the life insurance costs for retired employees. Effective January 1, 1992, this program was changed for employees retiring after January 1, 1993, to link the health-care benefit to years of service and to limit the Company's monthly health-care contribution per individual to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts.

The Company adopted the provisions of SFAS No. 106 on Employer's Accounting for Postretirement Benefits Other than Pensions effective January 1, 1993. This statement requires the Company to expense the costs of postretirement benefits, principally health-care benefits, over the service life of employees using an accrual method. The Company is amortizing the transition obligation over a 20-year period. Total cost of postretirement benefits other than pensions under SFAS No. 106 was $6,279,000 in 1994 and $5,918,000 in 1993 compared with the costs based on cash payments to retirees plus the prefunding of some benefits totaling $1,553,000 in 1992.

Components of the postretirement benefit cost for 1994 and 1993 were as follows:

                                          Year Ended December 31,
                                              1994        1993
                                          (In Thousands)
Service cost                                   $1,207        $874
Interest cost                                   3,768       3,573
Actual gain on plan assets                       (334)       (636)
Amortization of transition obligation           2,016       1,971
Net amortization and deferral                    (378)        136
   Post retirement benefit cost                $6,279      $5,918

Assumptions used to calculate cost at January 1, were as follows:

                                              1994        1993
Discount rate                                    7.00%       7.00%
Long-term return on assets                       8.50%       8.50%
Health-care inflation rate                      13.50%      13.50%
                                           grading to  grading to
                                                 5.50%       6.50%
                                          at .50% per year

A 1% increase in the health-care inflation rate would increase the service cost by $9,000, the interest cost by $248,000 and the accumulated benefit obligation by $3,333,000.

The Company used a discount rate of 8.5% to measure the actuarial present value of benefits at December 31, 1994. The status of the postretirement benefit programs at December 31, was as follows:

                                              1994        1993
                                          (In Thousands)
Accumulated postretirement benefit
      obligation
    Retired employees and beneficiaries       $29,758     $35,409
    Active employees                           20,403      19,193
                                               50,161      54,602
Plan assets                                    11,305       8,581
    Accumulated benefit obligation in excess
      of plan assets                          (38,856)    (46,021)
Unrecognized transition obligation             35,370      37,458
Unrecognized (gains) losses                      (679)      6,788
    Accrued postretirement benefit cost       ($4,165)    ($1,775)

Mountain Fuel and Questar Pipeline account for approximately 57% and 18% of the postretirement benefit costs, respectively. The impact of SFAS No. 106 on Questar's future net income will be mitigated by recovery of these costs from customers. Both the PSCU and the PSCW allowed Mountain Fuel to recover future SFAS No. 106 costs in the 1993 rate cases if the amounts are funded in an external trust. The FERC issued an order granting rate-recovery methodology for SFAS No. 106 costs to the extent that pipeline companies contribute the amounts to an external trust. Questar Pipeline expects to receive coverage of future SFAS No. 106 costs in its next general rate case and recovery of costs in excess of the amounts currently included in rates for the period from 1993 to the rate case filing if the rate case is filed prior to January 1, 1996.

The Company adopted SFAS No.112, Accounting for Postemployment Benefits, on January 1, 1994, by establishing a liability of $3,268,000 offset by a $2,794,000 regulatory asset and expense of $474,000. This statement requires the Company to recognize the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. SFAS No.112 requires the Company to accrue both current and future costs which formerly had been recorded when cash was paid. By December 1994 the total liability had dropped from $3,268,000 to $1,872,000 as a result of designating Medicare as the primary health care provider and increasing the discount rate from 7% to 8.5%. At year-end 1994, Mountain Fuel expensed SFAS No. 112 costs, previously recorded as a regulatory asset. The Company expects $450,000 to be recovered in subsequent rate filings by Questar Pipeline.

Note K - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Mountain Fuel's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:


a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Mountain Fuel's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The rate of return is adjusted annually and is currently 14.0%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The rate of return is adjusted annually and is currently 19.0%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

c. Amounts received by Mountain Fuel from the sharing of Wexpro's oil income are used to reduce natural gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Mountain Fuel. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The return allowed Wexpro is currently 22.0%.

e. Wexpro operates natural gas properties owned by Mountain Fuel. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This rate of return is currently 14.0%.

Note L - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. Separate disclosures are presented for cost-of-service and noncost-of-service activities.

Cost-of-service properties are those for which the operations and return on investment are governed by state regulatory agencies or the Wexpro settlement agreement (see Note K). Production from gas properties owned or operated by Wexpro is delivered to Mountain Fuel at cost of service. Noncost-of-service properties are properties from which production is sold at market prices. These properties include all Celsius Energy and Universal Resources properties and Wexpro oil properties. Production from Wexpro oil properties is sold at market prices and the income is shared with Mountain Fuel after a specified return on investment is earned.

Information on the results of operations and standardized measure of future net cash flows has not been included for cost-of-service activities because operating results and the value of the related properties is dependent upon returns established by state regulatory agencies based on historical costs or the terms of the Wexpro settlement agreement.

NONCOST-OF-SERVICE ACTIVITIES

Capitalized Costs: The aggregate amounts of costs capitalized for noncost-of-service oil- and gas-producing activities and the related amounts of accumulated depreciation and amortization follow:

                                                      December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Proved properties                             621,732    $530,591    $502,754
Unproved properties                            19,756      14,613      21,100
                                              641,488     545,204     523,854
Accumulated depreciation
   and amortization                           364,360     333,656     305,585
                                             $277,128    $211,548    $218,269

Full-Cost Amortization: Unproved properties held by Celsius Energy and Universal Resources are excluded from amortization until evaluation. A summary of costs excluded from amortization at December 31, 1994, and the year in which these costs were incurred is as follows:

                                                                           Year Costs Incurred
                                                                                            1991 and
                                             Total        1994        1993        1992       Prior
                                                                  (In Thousands)
Leaseholds                                    $11,842      $5,651        $631        $701      $4,859
Exploration                                     7,914       1,848       1,756       1,440       2,870
                                              $19,756      $7,499      $2,387      $2,141      $7,729

Costs Incurred: The following costs were incurred in noncost-of-service oil- and gas-producing activities.

                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Property acquisition
    Unproved                                   $5,623      $1,262      $1,257
    Proved                                     99,892       1,228       3,462
  Exploration                                   5,877       8,141       7,940
  Development                                  16,488      22,385      36,301
                                             $127,880     $33,016     $48,960

Results of Operations: Following are the results of operations of noncost-of-service oil- and gas-producing activities before corporate overhead and interest expenses.

                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Revenues
    From unaffiliated customers              $104,498     $94,621     $79,994
    From affiliates                                15       1,055       3,430
      Total revenues                          104,513      95,676      83,424

Production expenses                            27,085      26,282      24,996
Oil-income sharing under Wexpro
      settlement agreement                      3,391       1,028       3,389
Depreciation and amortization                  38,046      33,386      26,657
      Total expenses                           68,522      60,696      55,042
                                               35,991      34,980      28,382
  Income tax expense - Note 1                   7,433       7,101       8,812
    Results of operations before corporate
      overhead and interest expenses          $28,558     $27,879     $19,570

Note 1 - Income tax expense has been reduced by tight-sands gas production credits of $5,619,000 in 1994, $5,563,000 in 1993 and
$1,441,000 in 1992.

Estimated Quantities of Proved Oil and Gas Reserves for Noncost-of-Service Properties: The majority of the following estimates were made by Ryder Scott Company, H. J. Gruy and Company and Netherland, Sewell & Associates, independent reservoir engineers, and the remainder by the Company's reservoir engineers. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States.
The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                          Natural Gas     Oil
                                          (In Million (In Thousands
                                          Cubic Feet) of Barrels)
Proved Reserves
    Balance at January 1, 1992                169,631      10,671
      Revisions of estimates                   (2,508)      1,157
      Extensions and discoveries               51,691       1,343
      Purchase of reserves in place             4,294         228
      Sale of reserves in place                  (872)        (87)
      Production                              (24,550)     (2,075)
    Balance at December 31, 1992              197,686      11,237
      Revisions of estimates                    6,262       1,135
      Extensions and discoveries               19,308         555
      Purchase of reserves in place             2,102          22
      Sale of reserves in place                (1,731)       (465)
      Production                              (32,299)     (1,975)
    Balance at December 31, 1993              191,328      10,509
      Revisions of estimates                  (10,119)        792
      Extensions and discoveries               20,581         972
      Purchase of reserves in place           104,580       3,927
      Sale of reserves in place                  (883)       (224)
      Production                              (37,659)     (2,442)
    Balance at December 31, 1994              267,828      13,534

  Proved Developed Reserves
    Balance at January 1, 1992                148,078       9,991
    Balance at December 31, 1992              182,278      10,558
    Balance at December 31, 1993              183,494       9,743
    Balance at December 31, 1994              252,677      12,707

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves for Noncost-of-Service Activities: Future net cash flows were calculated using December 31, 1994, prices and known contract price changes. Year-end production, development costs and income tax rates were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

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

                                                      December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Future cash inflows                          $649,644    $513,015    $610,015
  Future production and development costs    (222,894)   (161,969)   (185,395)
  Future income tax expenses                  (54,203)    (67,060)    (79,910)
  Future net cash flows                       372,547     283,986     344,710
  10% annual discount for estimated timing of
    net cash flows                           (135,297)   (103,514)   (124,636)
  Standardized measure of discounted future net
    cash flows                               $237,250    $180,472    $220,074

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                                      Year Ended December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Beginning balance                            $180,472    $220,074    $163,150
    Sales of oil and gas produced, net of
      production costs                        (77,428)    (69,394)    (58,428)
    Net changes in prices and production c    (15,667)    (34,401)     41,281
    Extensions and discoveries, less relat     20,524      19,688      60,629
    Revisions of quantity estimates            (4,173)     11,370       4,499
    Purchase of reserves in place              99,892       1,228       3,462
    Sale of reserves in place                 (10,873)     (6,043)     (1,168)
    Accretion of discount                      18,047      22,007      16,315
    Net change in income taxes                 12,220      13,639      (9,107)
    Change in production rate                   1,046      (1,433)       (684)
    Other                                      13,190       3,737         125
    Net change                                 56,778     (39,602)     56,924
  Ending balance                             $237,250    $180,472    $220,074

COST-OF-SERVICE ACTIVITIES

Capitalized Costs: Capitalized costs for cost-of-service oil- and gas-producing activities net of the related accumulated depreciation and amortization were as follows:

                                                      December 31,
                                              1994        1993        1992
                                                      (In Thousands)
Mountain Fuel                                 $40,991     $44,708     $48,222
Wexpro                                         98,134      92,561      81,261
                                             $139,125    $137,269    $129,483

Costs Incurred: Costs incurred by Wexpro for cost-of-service gas-producing activities were $15,636,000 in 1994, $21,829,000 in 1993, and $18,348,000 in 1992.

Estimated Quantities of Proved Oil and Gas Reserves for
Cost-of-Service Properties: The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved undeveloped reserves that may exist.

                                          Natural Gas     Oil
                                          (In Million (In Thousands
                                          Cubic Feet) of Barrels)
Proved Developed Reserves
    Balance at January 1, 1992                379,771         814
      Revisions of estimates                    5,891          68
      Extensions and discoveries               43,682           5
      Sale of reserves in place                   (34)
      Production                              (29,699)       (100)
    Balance at December 31, 1992              399,611         787
      Revisions of estimates                   (1,158)         57
      Extensions and discoveries               65,293           9
      Production                              (35,508)        (81)
    Balance at December 31, 1993              428,238         772
      Revisions of estimates                     (576)        (13)
      Extensions and discoveries               26,085          13
      Production                              (37,435)        (65)
    Balance at December 31, 1994              416,312         707

Note M - Quarterly Financial and Stock Price Data (Unaudited)

Following is a summary of quarterly financial and stock price data. The quarterly results have been reclassified for the discontinued operations.

                                             First       Second      Third       Fourth      Total
                                            Quarter     Quarter     Quarter     Quarter       Year
                   1994                    (In Thousands, Except Per Share Amounts)
Revenues                                     $223,309    $135,397    $110,431    $201,181    $670,318
Operating income                               55,475      26,232      17,695      55,256     154,658
Write-down of investment in Nextel                                                (61,743)    (61,743)
Income (loss) from continuing operations      $31,093     $13,928      $9,033     ($4,637)    $49,417
Gain from sale of Questar
  Telecom to Nextel                                                    38,126                  38,126
     Net income (loss)                        $31,093     $13,928     $47,159     ($4,637)    $87,543
Earnings per common share
 Income (loss) from continuing operations       $0.77       $0.34       $0.22      ($0.12)      $1.21
 Gain from sale of Questar Telecom                                       0.95                    0.95
    Net income (loss)                           $0.77       $0.34       $1.17      ($0.12)      $2.16
Dividends per common share                      0.275       0.285       0.285       0.285        1.13
Market price per common share
  High                                         $35.25      $34.38      $33.50      $29.38      $35.25
  Low                                           29.88       29.38       28.00       26.63       26.63
  Close                                        $30.25      $32.38      $28.38      $27.50      $27.50
Price-earnings ratio on closing price            15.4        17.1         9.7        12.7        12.7
Annualized dividend yield on closing price        3.6%        3.5%        4.0%        4.1%        4.1%
Market-to-book ratio on closing price            1.95        2.08        1.75        1.70        1.70
Average number of common shares traded per         91          57          78          61          72
                   1993
Revenues                                     $245,537    $131,656    $100,240    $182,997    $660,430
Operating income                               63,574      26,192      14,713      43,815     148,294
Income from continuing operations             $36,021     $16,029      $6,970     $25,444     $84,464
Loss from discontinued operations                (898)       (764)     (1,110)                 (2,772)
     Net income                               $35,123     $15,265      $5,860     $25,444     $81,692
Earnings per common share
  Income from continuing operations             $0.90       $0.39       $0.17       $0.64       $2.10
  Loss from discontinued operations             (0.02)      (0.02)      (0.03)                  (0.07)
    Net income                                  $0.88       $0.37       $0.14       $0.64       $2.03
Dividends per common share                      0.265       0.275       0.275       0.275        1.09
Market price per common share
  High                                         $31.38      $34.75      $42.75      $44.00      $44.00
  Low                                           25.38       30.25       33.00       31.50       25.38
  Close                                        $31.38      $34.50      $42.50      $33.00      $33.00
Price-earnings ratio on closing price            16.4        16.2        19.3        16.3        16.3
Annualized dividend yield on closing price        3.4%        3.2%        2.6%        3.3%        3.3%
Market-to-book ratio on closing price            2.16        2.35        2.91        2.20        2.20
Average number of common shares traded per         58          69          86         104          79
                   1992
Revenues                                     $223,131    $106,112     $87,217    $174,886    $591,346
Operating income                               56,713      17,167      13,968      49,688     137,536
Income from continuing operations             $30,863      $6,612      $6,857     $29,439     $73,771
Loss from discontinued operations                (709)       (595)       (633)       (500)     (2,437)
Cumulative effect                               9,303                                           9,303
  Net income                                  $39,457      $6,017      $6,224     $28,939     $80,637
Earnings per common share
  Income from continuing operations             $0.78       $0.16       $0.17       $0.74       $1.85
  Loss from discontinued operations             (0.02)      (0.01)      (0.02)      (0.01)      (0.06)
  Cumulative effect                              0.23                                            0.23
       Net income                               $0.99       $0.15       $0.15       $0.73       $2.02
Dividends per common share                      0.255       0.255       0.265       0.265        1.04
Market price per common share
  High                                         $21.50      $23.38      $27.38      $27.50      $27.50
  Low                                           18.50       19.50       22.38       25.00       18.50
  Close                                        $19.88      $22.75      $25.13      $26.25      $26.25
Price-earnings ratio on closing price            12.9        15.5        15.9        14.7        14.7
Annualized dividend yield on closing price        5.1%        4.5%        4.2%        4.0%        4.0%
Market-to-book ratio on closing price            1.49        1.72        1.91        1.89        1.89
Average number of common shares traded per         88          80          89          65          81

Note N - Operations by Line of Business

Following is a summary of operations by line of business:

                                          Exploration Natural Gas Natural Gas   Other        Interco.   Questar
                                          and         Transmis-   Distri-       Oper.        Trans.     Consolid.
                                          Production  sion        bution
                                                     (In Thousands)
                   1994
Revenues
  From unaffiliated customers                $254,564     $40,412    $374,240      $1,102                $670,318
  From affiliates                              77,349      75,196       4,020      28,099   ($184,664)
                                              331,913     115,608     378,260      29,201    (184,664)    670,318
Operating expenses
  Natural gas purchases                       154,780                 210,507                (152,759)    212,528
  Operating and maintenance                    44,846      42,778      94,094      20,876     (28,514)    174,080
  Depreciation and amortization                48,542      15,453      24,749       4,293                  93,037
  Other expenses                               24,451       4,499       9,589         867      (3,391)     36,015
                                              272,619      62,730     338,939      26,036    (184,664)    515,660
    Operating income                           59,294      52,878      39,321       3,165                 154,658
Interest and other income (expense)               732        (895)      7,820         937      (3,637)      4,957
Write-down of investment in Nextel                                                (61,743)                (61,743)
Debt expense                                   (6,086)    (13,107)    (15,886)     (8,369)      3,637     (39,811)
Income tax (expense) credit                   (13,724)    (13,047)     (7,903)     26,030                  (8,644)
    Income (loss) from continuing
     operations                               $40,216     $25,829     $23,352    ($39,980)                $49,417
Identifiable assets                          $456,746    $437,584    $536,157    $155,088              $1,585,575
Capital expenditures                          151,821      58,227      53,816      13,018                 276,882

                   1993
Revenues
  From unaffiliated customers                $217,669     $41,354    $400,225      $1,182                $660,430
  From affiliates                              58,778     130,274       2,166      26,961   ($218,179)
                                              276,447     171,628     402,391      28,143    (218,179)    660,430
Operating expenses
  Natural gas purchases                       127,312      56,022     230,139                (188,973)    224,500
  Operating and maintenance                    36,769      48,356      92,486      19,402     (28,178)    168,835
  Depreciation and amortization                44,614      14,084      23,244       4,816                  86,758
  Other expenses                               18,365       3,915      10,013         778      (1,028)     32,043
                                              227,060     122,377     355,882      24,996    (218,179)    512,136
    Operating income                           49,387      49,251      46,509       3,147                 148,294
Interest and other income (expense)               679         (11)      1,692       3,478      (2,206)      3,632
Debt expense                                   (2,090)    (13,114)    (15,423)     (5,563)      2,206     (33,984)
Income tax expense                            (11,651)    (12,851)     (7,709)     (1,267)                (33,478)
    Income (loss) from continuing
     operations                               $36,325     $23,275     $25,069       ($205)                $84,464
Identifiable assets                          $370,726    $397,356    $521,416    $128,189              $1,417,687
Capital expenditures                           57,790      47,580      50,658      12,360                 168,388

                   1992
Revenues
  From unaffiliated customers                $186,323     $34,991    $369,122        $910                $591,346
  From affiliates                              55,244     169,595       3,925      24,021   ($252,785)
                                              241,567     204,586     373,047      24,931    (252,785)    591,346
Operating expenses
  Natural gas purchases                       113,527      93,024     218,123                (223,656)    201,018
  Operating and maintenance                    35,289      46,601      79,975      17,073     (25,740)    153,198
  Depreciation and amortization                35,517      13,699      20,713       3,624                  73,553
  Other expenses                               14,993       3,842       9,839         756      (3,389)     26,041
                                              199,326     157,166     328,650      21,453    (252,785)    453,810
    Operating income                           42,241      47,420      44,397       3,478                 137,536
Interest and other income                       2,251       1,170       1,703       4,558      (3,007)      6,675
Debt expense                                   (3,457)    (13,829)    (15,254)     (6,235)      3,007     (35,768)
Income tax expense                            (13,273)    (12,298)     (7,451)     (1,650)                (34,672)
    Income from continuing
      operations                              $27,762     $22,463     $23,395        $151                 $73,771
Identifiable assets                          $347,956    $400,336    $470,863    $101,203              $1,320,358
Capital expenditures                           69,216      37,938      55,721      17,186                 180,061

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1995.

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


  /s/ R. D. Cash                   Chairman, President and Chief
  R. D. Cash                       Executive Officer (Principal
                                   Executive Officer)


  /s/ W. F. Edwards                Senior Vice President and
  W. F. Edwards                    Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


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




March 24, 1995                *By  /s/ R. D. Cash
  Date                             R. D. Cash, Attorney in Fact

                               EXHIBIT INDEX

Exhibit
Number Exhibit

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

10.2. 1 Questar Corporation Annual Management Incentive Plan, as amended effective February 14, 1995.

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

10.8. 1   Questar Corporation Supplemental Executive Retirement
          Plan, as amended and restated effective February 14, 1995.

10.9. 1 Questar Corporation Equalization Benefit Plan, as amended and restated effective February 14, 1995.

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

10.14.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar Corporation; Advance MobilComm, Inc.;
          Robert C. Mearns and Francis G. Fuson.  (Exhibit No.
          10.14 to Form 10-Q Report for Quarter ended June 30,
          1994.)

11. Statement concerning computation of earnings per share.

22.       Subsidiary Information.

24.       Consent of Independent Auditors.

25.       Power of Attorney.

27.       Financial Data Schedule.

99.1.     Form 11-K Annual Report for the Questar Corporation
          Employee Stock Purchase Plan.

99.2.     Undertakings for Registration Statements on Form S-3
          (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-
          15148, 33-15149, 33-40800, 33-40801, and 33-48169).
________________________

  *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

  1 Exhibit so marked is management contract or compensation plan or arrangement.