Form 10-Q
period 1995-03-31
QUESTAR CORP
filed 1995-05-12
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                Class                      Outstanding as of April 30, 1995
Common Stock, without par value                  40,519,169 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    3 Months Ended          12 Months Ended
                                    March 31,               March 31,
                                      1995        1994        1995        1994
                                    (In Thousands, Except Per Share Amounts)
REVENUES                             $215,932    $223,309    $662,941    $638,202

OPERATING EXPENSES
  Natural gas purchases                85,588      93,784     204,332     209,159
  Operating and maintenance            46,344      41,935     178,489     166,663
  Depreciation and amortization        24,449      21,875      95,611      88,541
  Other taxes                           9,199      10,240      34,974      33,644

    TOTAL OPERATING EXPENSES          165,580     167,834     513,406     498,007

    OPERATING INCOME                   50,352      55,475     149,535     140,195

INTEREST AND OTHER INCOME               1,715       1,579       5,093       4,442

WRITE-DOWN OF INVESTMENT IN
  NEXTEL COMMUNICATIONS                                       (61,743)

DEBT EXPENSE                          (11,257)     (8,970)    (42,098)    (34,253)

 INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES       40,810      48,084      50,787     110,384

INCOME TAXES                           13,737      16,991       5,390      30,848

     INCOME FROM CONTINUING
        OPERATIONS                     27,073      31,093      45,397      79,536

DISCONTINUED OPERATIONS
   Gain from sale                                              38,126
   Loss from operations                                                    (1,874)

     NET INCOME                       $27,073     $31,093     $83,523     $77,662

EARNINGS PER COMMON SHARE
  Income from continuing
    operations                          $0.67       $0.77       $1.11       $1.97
  Gain from sale of
    discontinued operations                                      0.95
  Loss from discontinued
    operations                                                              (0.05)
      Net income                        $0.67       $0.77       $2.06       $1.92

Dividends per common share             $0.285      $0.275       $1.14       $1.10

Average common shares outstanding      40,455      40,199      40,379      40,145

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                    March 31,              December 31,
                                      1995        1994        1994
                                    (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                    $516      $7,549
  Accounts receivable                $127,960     139,360     143,081
  Inventories                          26,532      20,781      30,098
  Other current assets                 12,129       9,727      12,397
    Total current assets              166,621     170,384     193,125

Property, plant and equipment       2,277,711   2,126,011   2,263,170
Less allowances for depreciation
  and amortization                    980,466     893,861     955,536
    Net property, plant and
     equipment                      1,297,245   1,232,150   1,307,634

Securities available-for-resale,
     approximates fair value           52,810                  37,578
Investment in discontinued
   operations                                      30,667
Other assets                           44,825      48,448      47,238

                                   $1,561,501  $1,481,649  $1,585,575


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess
   of cash balances                    $5,562
  Short-term loans                     31,700    $119,300     $94,900
  Accounts payable and
   accrued expenses                   108,365     114,311     108,243
  Purchased-gas adjustments            37,082      42,468      17,071
    Total current liabilities         182,709     276,079     220,214

Long-term debt                        486,688     377,672     494,684
Other liabilities and
  deferred credits                     41,116      45,910      46,223
Deferred income taxes and
  investment tax credits              163,563     150,085     164,541
Redeemable cumulative
  preferred stock                       6,324       7,524       6,324

Common shareholders' equity
  Common stock                        312,073     305,546     310,402
  Retained earnings                   417,106     379,651     401,577
  Treasury stock, at cost             (33,434)    (34,016)    (33,847)
  Note receivable from ESOP           (24,050)    (26,802)    (24,543)
  Unrealized gain on securities,
    net of income taxes                 9,406
    Total common shareholders'
     equity                           681,101     624,379     653,589

                                   $1,561,501  $1,481,649  $1,585,575

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 3 Months Ended
                                                 March 31,
                                                    1995        1994
                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $27,073     $31,093
  Depreciation and amortization                    25,577      22,915
  Deferred income taxes and
   investment tax credits                          (6,804)    (11,285)
                                                   45,846      42,723
  Change in operating assets and liabilities       36,831      19,677

      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                    82,677      62,400

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment     (17,178)   (114,930)
    Investment in discontinued operations                      (1,169)
    Other investments                                (437)        (63)
      Total capital expenditures                  (17,615)   (116,162)
  Proceeds from disposition of property,
    plant and equipment                             1,990       9,611
      CASH USED IN INVESTING ACTIVITIES           (15,625)   (106,551)

FINANCING ACTIVITIES
  Issuance of common stock                          2,375       2,612
  Purchase of treasury stock                         (291)       (189)
  Redemption of preferred stock                                    (1)
  Issuance of long-term debt                        2,000      13,000
  Repayment of long-term debt                      (9,996)     (7,041)
  Increase (decrease) in short-term loans         (63,200)     41,000
  Checks outstanding in excess of
     cash balances                                  5,562
  Payment of dividends                            (11,661)    (11,211)
  Other                                               610         132
   CASH (USED IN) PROVIDED FROM
       FINANCING ACTIVITIES                       (74,601)     38,302

    DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                     ($7,549)    ($5,849)

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 1995

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
March 31, 1995

Exploration and Production Operations --

Celsius Energy, Universal Resources and Wexpro (E&P group) conduct the Company's exploration and production operations. Following is a summary of financial results and operating information.

                                   3 Months Ended          12 Months Ended
                                   March 31,               March 31,
                                   1995        1994        1995        1994
                                   (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $64,588     $66,061    $253,091    $226,060
    From affiliates                  16,580      19,844      74,085      64,275
      Total revenues                $81,168     $85,905    $327,176    $290,335
  Operating income                  $11,810     $15,081     $56,023     $53,022
  Net income                          7,852      10,477      37,591      38,521

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                     8,924       7,858      38,725      32,576
    Oil and natural gas liquids
      (in thousands of barrels)         620         512       2,550       2,058
  Production revenue
    Natural gas (per thousand
      cubic feet)                     $1.49       $2.10       $1.65       $1.91
    Oil and natural gas liquids
      (per barrel)                   $15.52      $12.85      $15.33      $15.44
  Gas marketing volumes (in
    thousands of decatherms)         23,928      21,739      91,130      68,336

Lower selling prices for natural gas more than offset the effect of increased production resulting in a $3,248,000 decrease in natural gas sales in the quarter to quarter comparison. Average selling prices were lower for the 3- and 12-month periods of 1995 when compared with the same periods of the prior year. Demand for natural gas fell because of warmer than normal winter temperatures across the United States.

Revenues from the sale of oil and natural gas liquids were higher in the 1995 periods presented. First quarter 1995 selling prices for oil and natural gas liquids were 21% higher than the average price received in the first quarter of 1994 and 5% higher than the average selling price for calendar year 1994. Spot market oil prices are presently near $20 per bbl compared with $15 to 17 per bbl a year earlier.

The E & P group currently has contracts hedging selling prices of 57.8 million cubic feet per day of gas production at an average price of $1.63 per Mcf and 2,000 bbl of oil production per day at an average price of $17.34 per bbl. Both gas and oil contracts cover varying time periods.

Volumes of gas and oil produced in the 3- and 12-month periods of 1995 show increases due to reserve acquisitions in 1994. First quarter 1995 gas production was 2.4 Bcf higher because of production from the acquired properties; while oil and natural gas liquids production was 100,000 bbl higher.

Gas marketing volumes were higher in the 1995 periods; however, lower margins were realized from gas marketing transactions in large part due to increased competition.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, gathering and storage operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          12 Months Ended
                                  March 31,               March 31,
                                  1995        1994        1995        1994
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $10,859      $8,587     $42,684     $39,908
    From affiliates                  18,706      19,163      74,739      81,319
      Total revenues                $29,565     $27,750    $117,423    $121,227
  Operating income                  $12,853     $11,663     $54,068     $46,176
  Net income                          6,274       5,508      26,595      21,401

OPERATING STATISTICS
Natural gas volumes (in thousands of
  of decatherms)
    Transportation
      For unaffiliated customers     38,569      24,538     143,281     107,880
      For Mountain Fuel              29,199      34,510      70,630      86,312
      For other affiliated
       customers                      6,226       9,015      42,304      35,990
        Total transportation         73,994      68,063     256,215     230,182
    Sales for resale to
      Mountain Fuel                                                       3,298
        Total system throughput      73,994      68,063     256,215     233,480

    Gathering
      For unaffiliated customers      9,621      10,199      39,222      38,091
      For Mountain Fuel               9,390      10,564      30,924      34,007
      For other affiliated
       customers                      1,280       3,085      10,280      15,939
        Total gathering              20,291      23,848      80,426      88,037

Natural gas revenues (per decatherm)
  Transportation                      $0.21       $0.23       $0.24       $0.24
  Gathering                            0.28        0.23        0.29        0.22
  Sales for resale                                                         7.57

Revenues were higher in the first quarter of 1995 when compared to the first quarter of 1994 due primarily to increased firm-storage service at Questar Pipeline's Clay Basin storage reservoir. This increased storage service was responsible for $1,782,000 of the improvement in
revenues.   Working gas storage capacity increased from 31 Bcf to 41.8
Bcf in May 1994 and contracts are in place to increase capacity to
46.3 Bcf beginning May 1995.  Storage capacity is fully subscribed.

Revenues reported for the 12-month period of 1995 were lower than was reported in the comparable 1994 period due largely to the discontinuance of sales for resale effective September 1, 1993 with the adoption of FERC Order No. 636.

Transportation revenues were slightly lower in the first quarter of
1995 because of lower interruptible- transportation volumes.   Most of
Questar Pipeline's transportation capacity is reserved by firm-transportation customers.

Volumes gathered in the 1995 periods were lower than the quantities gathered in the same periods of 1994 primarily because of imputed volumes used for rate design and warmer weather. Billings for gas gathered for Mountain Fuel in 1993 and 1992 were based on imputed volumes, which were substantially higher than volumes gathered. Higher average gathering rates more than offset the decrease in volumes and resulted in increased revenues in the 1995 periods. The higher revenues were the product of a shift in rates to the usage component. Under current gathering agreements about 55% of revenues are collected through the usage component of rates and about 45% in the reservation component.

Questar Pipeline currently plans to file a general rate case in either the second quarter or third quarter of 1995 because of its capital expenditure program, recent adoption of new accounting rules for postretirement and postemployment costs, and loss of interruptible-transportation revenues.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          12 Months Ended
                                  March 31,               March 31,
                                    1995        1994        1995        1994
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers    $139,823    $148,318    $365,745    $371,021
    From affiliates                     992         697       4,315       2,402
      Total revenues               $140,815    $149,015    $370,060    $373,423
  Operating income                  $24,477     $27,776     $36,022     $37,551
  Net income                         13,061      15,098      21,315      19,702

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
    Residential and commercial
      sales                          29,578      30,138      73,673      73,074
    Industrial sales                  3,185       2,217       9,850       6,993
    Transportation for industrial
      customers                      17,609      13,271      55,720      49,362
      Total deliveries               50,372      45,626     139,243     129,429

  Natural gas revenue (per decatherm)
    Residential and commercial        $4.31       $4.54       $4.35       $4.53
    Industrial sales                   2.59        3.23        2.59        3.11
    Transportation for industrial
      customers                        0.10        0.12        0.10        0.12
  Heating degree days
    Actual                            2,217       2,307       5,200       5,213
    Normal                            2,743       2,743       5,801       5,583
      Warmer than normal                 19%         16%         10%          7%
  Number of customers at end of
    period                          575,424     553,507

Temperatures were 19% warmer than normal in the first quarter of 1995 and 4% warmer than temperatures reported in the first quarter of 1994. This resulted in a 2% decrease in natural gas volumes sold to residential and commercial customers. The effect of warmer weather was partially offset by a 4.0% increase in the number of customers. Revenues from the sale of natural gas to residential and commercial customers was $9,344,000 lower in the 1995 quarter.

Volumes delivered to industrial customers increased 34% in the first quarter of 1995 compared with the same quarter of 1994 resulting in $1,189,000 more revenues. Natural gas demand was higher for customers in the metals, electric generation and chemical industries. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel filed a general rate case in the State of Utah on March 3, 1995 requesting a $9.6 million increase in revenues and a 12.5% return on equity based on a $372 million rate base and a future test year. Management believes the rate increase is necessary to secure an appropriate allowed rate of return and to recover the costs of record customer growth.

The Public Service Commission of Utah subsequently ruled that a future test year was inappropriate and ordered Mountain Fuel to adjust its rate case accordingly. On April 13, 1995, Mountain Fuel submitted a compliance filing showing an $11.4 million increase in revenues based on a 1994 historical test year with a $354 million rate base and a 12.5% return on equity.

Mountain Fuel's plans to consolidate and restructure operations continue as 109 of the 169 eligible employees accepted the Company's offer of an early retirement effective April 30, 1995. The labor savings are expected to exceed the costs of the early retirement program. Mountain Fuel is also proceeding with plans to close four regional offices and reduce functions at six other offices. Mountain Fuel predicts that its investment in customer information system technology will enable it to increase its efficiency in serving customers with fewer employees and offices.

Consolidated Results of Operations --

Consolidated revenues decreased in the first quarter of 1995 compared with the first quarter of 1994 due to lower prices received on natural gas produced by the E & P group and lower gas costs included in average selling prices of natural gas sold by Mountain Fuel. These decreases were partially offset by increased exploration and production revenues from oil and natural gas liquids production and increased natural gas transmission revenues from firm-storage
activities.   Consolidated revenues increased in the 12 months ended
March 31, 1995, compared with the prior year period primarily because of increased oil and natural gas liquids production, plant processing and gathering revenues by the E&P group and firm-storage, transmission and gathering activities by the natural gas transmission line of business.

Natural gas purchases were lower in the 3- and 12-month period of 1995 compared with the same periods of 1994 primarily because of lower natural gas purchase prices.

Operating and maintenance expenses were 11% higher in the first quarter of 1995 and 7% higher in the 12 months ended March 31, 1995, when compared with the same periods in the prior year. The increases resulted from a gain in the number of properties owned by the E & P group through its 1994 acquisitions and drilling programs and higher costs associated with serving a growing number of natural gas distribution customers.

Depreciation and amortization increased in the periods ended March 31, 1995, because of increased natural gas and oil production and increased investment in property, plant and equipment by all lines of business. Other taxes were lower in the first quarter of 1995 compared with the first quarter of 1994 because of lower natural gas revenues. Other taxes were higher for the 12-month period of 1995 compared with the prior year period because of increased oil and natural gas liquids revenues.

In the third quarter of 1994, Questar Corporation sold Questar Telecom to Nextel Communications in exchange for 3.9 million shares of Nextel common stock and reported a $38,126,000 after-tax gain from the sale. At year end 1994, the Company wrote down its investment in Nextel Communications by $61,743,000. This amounted to $38,126,000, or $.95 per share, after income taxes.

Debt expense was higher in the 3- and 12-month periods of 1995 compared with the 1994 periods because of increased debt balances and higher interest rates.

The effective income tax rate for the first quarter was 33.7 % in 1995 and 35.3% in 1994. The Company recognized $2,155,000 of tight-sands gas production tax credits in the 1995 period and $2,260,000 in the 1994 period.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $82,677,000 for the first quarter of 1995 compared with $62,400,000 for the same period of 1994. The increase was due to higher sources of cash from changes in working capital accounts, primarily from lower natural gas selling prices, and depreciation, resulting from increased production.

Investing Activities:

Capital expenditures of $17,615,000 in the first three months of 1995, were $98,547,000 lower than for the same period a year ago due largely to E&P reserve and property acquisitions amounting to $95,591,000 in
1994.   A comparison of capital expenditures for the first three
months of 1995 and 1994 plus an estimate for the calendar year 1995 are as follows:

                                                          Estimate
                                   Actual                 12 months
                                   Three months Ended         Ended
                                   March 31,               Dec. 31,
                                   1995        1994        1995
                                            (In Thousands)
Exploration and production           $6,781    $103,885     $92,000
Natural gas transmission              3,171       5,089      41,000
Natural gas distribution              6,843       6,244      50,000
Other operations                        820         944      43,500
                                    $17,615    $116,162    $226,500

Financing Activities:

Financing activities in 1995 have largely amounted to repayment of debt from the proceeds of cash flows from operations. Short-term debt decreased $63,200,000 and long-term debt decreased $7,996,000 in the first quarter of 1995. The increase in borrowings in the first quarter of 1994 were used to finance the E & P group's acquisitions. Questar borrowed $50 million in 1994 as a bridge loan to finance the E & P property acquisitions.

Short-term borrowings at March 31, consisted of the following:


                                    1995        1994
                                    (In Thousands)
Commercial paper                    $31,700     $49,100
Short-term bank loans                            70,200
                                    $31,700    $119,300

The Company had the capacity at March 31, 1995, to borrow an additional $103,300,000 under commercial paper agreements. That capacity reduces to $68,300,000 at April 1, 1995, to match seasonal cash flow requirements. Its affiliates had the capacity to borrow an additional $35,700,000 through short-term credit lines with banks.

Questar plans to finance 1995 capital expenditures with cash flow from operations, borrowings under the expanded production-based credit
facility and proceeds from its dividend reinvestment plan.   In
addition, Questar may issue common stock, or sell or monetize a portion of its investment in Nextel common stock to fund capital expenditures.

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

                              QUESTAR CORPORATION
                                  (Registrant)



  May 12, 1995                  /s/ R. D. Cash
    (Date)                          R. D. Cash
                                Chairman of the Board,
                                President and Chief
                                Executive Officer




  May 12, 1995                  /s/ W. F. Edwards
    (Date)                          W. F. Edwards
                                Senior Vice President and
                                Chief Financial Officer