Form 10-Q
period 1995-06-30
QUESTAR CORP
filed 1995-08-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                Class                    Outstanding as of July 31, 1995
Common Stock, without par value               40,575,615 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          6 Months Ended          12 Months Ended
                                    June 30,                June 30,                June 30,
                                      1995        1994        1995        1994        1995        1994
                                  (In Thousands, Except Per Share Amounts)
REVENUES                             $138,569    $135,397    $354,501    $358,706    $666,113    $641,943

OPERATING EXPENSES
  Natural gas purchases                34,559      30,453     120,147     124,237     208,438     203,814
  Operating and maintenance            45,861      43,703      92,205      85,638     180,647     169,781
  Depreciation and amortization        24,784      24,249      49,233      46,124      96,146      91,826
  Other taxes                           8,401      10,760      17,600      21,000      32,615      36,287

    TOTAL OPERATING EXPENSES          113,605     109,165     279,185     276,999     517,846     501,708

    OPERATING INCOME                   24,964      26,232      75,316      81,707     148,267     140,235

INTEREST AND OTHER INCOME               4,322       1,424       6,037       3,003       7,991       4,937

WRITE-DOWN OF INVESTMENT IN
  NEXTEL COMMUNICATIONS                                                               (61,743)

DEBT EXPENSE                          (10,825)     (9,390)    (22,082)    (18,360)    (43,533)    (35,363)

    INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAX     18,461      18,266      59,271      66,350      50,982     109,809

INCOME TAXES                            3,899       4,338      17,636      21,329       4,951      32,374

     INCOME FROM CONTINUING
        OPERATIONS                     14,562      13,928      41,635      45,021      46,031      77,435

DISCONTINUED OPERATIONS
   Gain from sale                                                                      38,126
   Loss from operations                                                                            (1,110)

     NET INCOME                       $14,562     $13,928     $41,635     $45,021     $84,157     $76,325

EARNINGS PER COMMON SHARE
  Income from continuing operation      $0.35       $0.34       $1.02       $1.11       $1.12       $1.92
  Gain from sale of discontinued
       operations                                                                        0.95
  Loss from discontinued operations                                                                 (0.03)
    Net income                          $0.35       $0.34       $1.02       $1.11       $2.07       $1.89

Dividends per common share             $0.285      $0.285       $0.57       $0.56       $1.14       $1.11

Average common shares outstanding      40,529      40,269      40,490      40,232      40,422      40,197

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                    June 30,              December 31,
                                      1995        1994        1994
                                              (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                              $7,549
  Accounts receivable                 $94,470    $115,095     143,081
  Inventories                          25,659      23,616      30,098
  Other current assets                 13,570      10,313      12,397
    Total current assets              133,699     149,024     193,125

Property, plant and equipment       2,296,778   2,169,918   2,263,170
Less allowances for depreciation
     and amortization               1,004,792     916,665     955,536
    Net property, plant and
     equipment                      1,291,986   1,253,253   1,307,634

Securities available-for-resale,
     approximates fair value           54,748                  37,578
Investment in discontinued
     operations                                    30,667
Other assets                           45,042      49,231      47,238

                                   $1,525,475  $1,482,175  $1,585,575


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess
    of cash balances                   $5,134      $3,810
  Short-term loans                     18,000     119,900     $94,900
  Accounts payable and accrued
      expenses                         91,500      94,723     108,243
  Purchased-gas adjustments            32,372      26,106      17,071
    Total current liabilities         147,006     244,539     220,214

Long-term debt                        477,692     394,677     494,684
Other liabilities and deferred
     credits                           39,963      48,172      46,223
Deferred income taxes and
  investment tax credits              167,939     158,667     164,541
Redeemable cumulative
     preferred stock                    6,218       7,524       6,324

Common shareholders' equity
  Common stock                        313,572     307,354     310,402
  Retained earnings                   420,102     382,084     401,577
  Treasury stock, at cost             (33,569)    (34,040)    (33,847)
  Note receivable from ESOP           (24,050)    (26,802)    (24,543)
  Unrealized gain on securities,
     net of income taxes               10,602
    Total common shareholders'
     equity                           686,657     628,596     653,589

                                   $1,525,475  $1,482,175  $1,585,575

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              6 Months Ended
                                                June 30,
                                                  1995        1994
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $41,635     $45,021
  Depreciation and amortization                    51,540      48,259
  Deferred income taxes and
      investment tax credits                       (3,170)     (2,703)
                                                   90,005      90,577
  Change in operating assets
     and liabilities                               46,862       6,308
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                   136,867      96,885

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                               (38,724)   (161,692)
    Investment in discontinued
      operations                                               (1,169)
    Other investments                                (657)       (459)
      Total capital expenditures                  (39,381)   (163,320)
  Proceeds from disposition of
     property, plant and equipment                  2,998      10,064
      CASH USED IN INVESTING
        ACTIVITIES                                (36,383)   (153,256)

FINANCING ACTIVITIES
  Issuance of common stock                          3,874       4,420
  Purchase of treasury stock                         (426)       (213)
  Redemption of preferred stock                      (106)         (1)
  Issuance of long-term debt                        2,000      40,000
  Repayment of long-term debt                     (18,992)    (17,036)
  Increase (decrease) in
    short-term loans                              (76,900)     41,600
  Checks outstanding in excess of
    cash balances                                   5,134       3,810
  Payment of dividends                            (23,339)    (22,838)
  Other                                               722         264
   CASH (USED IN) PROVIDED FROM
       FINANCING ACTIVITIES                      (108,033)     50,006

    DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                     ($7,549)    ($6,365)

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 1995

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
JUNE 30, 1995

Exploration and Production Operations --

Celsius Energy, Universal Resources and Wexpro (E&P group) conduct the Company's exploration and production operations. Following is a summary of financial results and operating information.

                                 3 Months Ended          6 Months Ended          12 Months Ended
                                   June 30,                June 30,                June 30,
                                     1995        1994        1995        1994        1995        1994
                                 (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $60,843     $72,354    $125,431    $138,415    $241,580    $246,993
    From affiliates                   14,501      18,502      31,081      38,346      70,084      71,210
      Total revenues                 $75,344     $90,856    $156,512    $176,761    $311,664    $318,203
  Operating income                   $10,737     $16,087     $22,547     $31,168     $50,673     $56,907
  Net income                           8,896      10,969      16,748      21,446      35,518      40,501

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                      8,785      10,442      17,709      18,300      37,068      35,017
    Oil and natural gas liquids
      (in thousands of barrels)          640         638       1,260       1,150       2,552       2,193
  Production revenue
    Natural gas (per thousand
      cubic feet)                      $1.26       $1.91       $1.37       $1.99       $1.48       $1.92
    Oil and natural gas liquids
      (per barrel)                    $16.52      $14.63      $16.03      $13.84      $15.80      $14.55
  Gas marketing volumes (in
     thousands of decatherms)         24,651      23,059      48,579      44,798      92,722      77,700

Selling prices for natural gas were lower in the 1995 periods when compared with the same periods in 1994 resulting in lower revenues. In response to the lower selling prices, Celsius Energy, which operates in the Rocky Mountain region, began shutting in gas production. By the end of the second quarter, this amounted to about 8 to 10 million cubic feet (MMcf) per day and has subsequently risen to about 20 to 25 MMcf per day. This represents approximately 50% of Celsius' gas production. The shut in wells are those that do not qualify for income tax credits under the tight sands production provisions of the income tax code. Already low selling prices of natural gas were further weakened by an abundance of hydroelectric power in the West this past spring which reduced demand for natural gas. In addition increasing imports of gas from Canada have put downward pressure on gas selling prices.

To fulfill fixed-price contract obligations, E & P is purchasing low-cost gas on the open market and delivering it through its gas-marketing program. Net income should be about the same, but cash flow will be lower.

Revenues from the sale of oil and natural gas liquids were higher in the 1995 periods presented due to higher selling prices and increased
production volumes.   First half selling prices of oil and natural gas
liquids were 16% higher in 1995 when compared with the same period in 1994.

Celsius has hedge contracts in place through April 1996 on 30% to 50% of its gas production with prices ranging from $1.35 to $1.80 per Mcf. Universal Resources has hedges in place for 25% to 30% of its gas production at prices ranging from $1.85 to $2.00 per Mcf. In addition, the E & P group has hedged the price of 2,000 bbl of oil production per day at an average price of $17.34 per bbl with no contracts extending beyond the end of 1995.

Gas marketing volumes were higher in the 1995 periods; however, lower margins were realized from gas marketing transactions.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, gathering and storage operations. Following is a summary of financial results and operating information.

                                 3 Months Ended          6 Months Ended          12 Months Ended
                                   June 30,                June 30,                June 30,
                                     1995        1994        1995        1994        1995        1994
                                 (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $11,285      $9,614     $22,144     $18,201     $44,355     $39,709
    From affiliates                   18,550      19,805      37,256      38,968      73,484      75,888
      Total revenues                 $29,835     $29,419     $59,400     $57,169    $117,839    $115,597
  Operating income                   $12,883     $13,884     $25,736     $25,547     $53,067     $49,682
  Net income                           5,811       6,869      12,085      12,377      25,537      23,492

OPERATING STATISTICS
Natural gas volumes (in
  thousands of decatherms)
 Transportation
  For unaffiliated customers          38,978      33,130      77,547      57,668     149,129     109,118
  For Mountain Fuel                   15,553       8,702      44,752      43,212      77,481      85,236
  For other affiliated customers      10,133      12,101      16,359      21,116      40,336      38,447
        Total transportation          64,664      53,933     138,658     121,996     266,946     232,801

 Gathering
  For unaffiliated customers          10,126       9,887      19,747      20,086      39,461      39,069
  For Mountain Fuel                    7,470       7,638      16,860      18,202      30,756      35,364
  For other affiliated customers       1,815       3,736       3,095       6,821       8,359      16,775
        Total gathering               19,411      21,261      39,702      45,109      78,576      91,208

Natural gas revenues (per decatherm)
  Transportation                       $0.25       $0.28       $0.23       $0.25       $0.24       $0.25
  Gathering                             0.28        0.34        0.28        0.28        0.28        0.25

Revenues reported in the 1995 periods were higher than the amounts reported in the 1994 periods primarily because of increased storage activities. Storage revenues improved as a result of increased firm commitments at the Clay Basin storage reservoir. Contracts for gas storage services at Clay Basin were boosted from 31 Bcf to 41.8 Bcf in May 1994 and to 46.3 Bcf in May 1995. Storage services have remained fully subscribed.

Transportation revenues from customers paying interruptible rates were lower in 1995 due to decreasing volumes. Questar Pipeline's interruptible transportation service competes with a lower priced service offered as released capacity from firm transportation customers.

The amount of gas volumes gathered decreased in the 1995 periods primarily because of lower gas production from Questar Pipeline's affiliated customers. In addition, gathering revenues were higher in 1994 because of a one-time adjustment. In April 1994, the Federal Energy Regulatory Commission (FERC) approved a gathering agreement between Questar Pipeline and Mountain Fuel retroactive to September 1, 1993, which allocated 60% of gathering costs to the reservation component of rates and 40% to the usage component. Gathering revenues were increased $1,335,000 in the second quarter of 1994, to retroactively reflect the FERC approved gathering agreement.

The Blacks Fork gas processing plant in southwestern Wyoming began operations in June of 1995. Its results of operations are included with income from unconsolidated affiliates.

Questar Pipeline filed a general rate case with the FERC on July 31, 1995 seeking a $23.3 million increase in revenues. The request for additional revenues is intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect the costs associated with employee postretirement benefits. Questar Pipeline, currently earning about a 13% return on equity, asked for a 14.5% return on equity. Included in the filing are requests to recover $2.8 million of transition costs associated with FERC Order No. 636, $1.6 million for employee postretirement long-term disability costs and $1 million of increased labor. Questar Pipeline requested that the new rates become effective by January 1, 1996 to coincide with its request to spin-down gathering assets.

Questar Pipeline concurrently filed a plan with the FERC to transfer about $60 million of gathering assets, an amount which is net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. Questar Pipeline requested an effective date of January 1, 1996, for the transaction.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                 3 Months Ended          6 Months Ended          12 Months Ended
                                   June 30,                June 30,                June 30,
                                     1995        1994        1995        1994        1995        1994
                                 (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $65,984     $53,382    $205,807    $201,700    $378,347    $354,167
    From affiliates                    1,312       1,503       2,304       2,200       4,124       3,064
      Total revenues                 $67,296     $54,885    $208,111    $203,900    $382,471    $357,231
  Operating income (loss)               $814     ($4,995)    $25,291     $22,781     $41,831     $30,116
  Net income (loss)                      152      (3,849)     13,213      11,249      25,316      13,703

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
 Residential and commercial sales     13,935       9,768      43,513      39,906      77,840      68,840
 Industrial sales                      2,068       1,692       5,253       3,909      10,226       7,321
 Transportation for industrial
      customers                       13,952      10,020      31,561      23,291      59,652      47,558
      Total deliveries                29,955      21,480      80,327      67,106     147,718     123,719

  Natural gas revenue (per decatherm)
    Residential and commercial         $3.97       $4.55       $4.20       $4.54       $4.25       $4.55
    Industrial sales                    2.49        2.65        2.55        2.98        2.56        3.01
    Transportation for industrial
      customers                         0.10        0.12        0.10        0.12        0.10        0.11
  Heating degree days
    Actual                               895         523       3,112       2,830       5,272       4,786
    Normal                               741         741       3,484       3,484       5,801       5,282
      Colder (warmer) than normal         21%      (29%)       (11%)       (19%)        (4%)        (9%)
  Number of customers at end of
    period                           575,450     553,350

Revenues were higher in the 1995 periods when compared with the 1994 periods because of colder temperatures, a 4% increase in the number of customers, and increased sales and transportation to industrial customers. The colder temperatures, although warmer than normal for the 6- and 12-month periods ended June 30, 1995, caused an increase in the volumes of gas sold to residential and commercial customers, primarily for space heating purposes.

Volumes delivered to industrial customers increased 35% in the first half of 1995 compared with the same period of 1994 resulting in $2,019,000 more revenues. Natural gas demand was higher for customers in the metals, chemical and electric generation industries. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

On August 11, 1995, the Public Service Commission of Utah approved a settlement of Mountain Fuel's general rate case subject to issuance of a final order. Mountain Fuel originally requested a $9.6 million increase in rates. The settlement, which is scheduled to be in effect September 1, will allow the Company to implement a weather normalization adjustment and will provide about $3.7 million in additional revenue through a new-premise fee and changes in the way capacity release revenues are recorded. The settlement does not specify an authorized return on equity, but increases Mountain Fuel's allowed return on rate base from 10.08% to between 10.22% and 10.34%.

Mountain Fuel continues to consolidate and restructure operations. Of the 169 eligible employees, 109 accepted the Company's offer of an early retirement effective April 30, 1995. The labor savings are expected to average $400,000 per month. Mountain Fuel is proceeding with plans to close four regional offices and reduce functions at six other offices. The Company predicts that its investment in customer information system technology will enable it to increase efficiency in serving customers with fewer employees and offices.

Consolidated Results of Operations --

Consolidated revenues for the second quarter of 1995 were 2% higher than the amount reported for the same period in 1994 primarily as a result of increased gas sales and deliveries by the natural gas distribution business segment. Colder temperatures, a 4% increase in the number of customers and increase sales and transportation to industrial customers were the main causes. Consolidated revenues for the first half of 1995 were 1% lower when compared with the same period of 1994 primarily because of lower gas selling prices and a decrease in quantities of gas produced. Consolidated revenues for the 12-months ended June 30, 1995 were 4% higher than the revenues reported in the same period of the prior year primarily because of increased natural gas distribution sales and higher oil selling prices and increased production.

Natural gas purchases were higher in the 3- and 12-month periods of 1995 because increased quantities purchased more than offset lower gas prices at the wellhead. However, in the first half of 1995 the increase in quantities purchased was more than offset by lower gas prices.

Operating and maintenance expense was 5% higher in the second quarter of 1995 when compared to the same period of the 1994 primarily due to increased costs of serving more distribution customers and inflation. These increases more than offset the effect of lower labor cost as a result of Mountain Fuel's early retirement program. Operating and maintenance expenses were 8% higher in the first half of 1995 and 6% higher in the 12 months ended June 30, 1995, when compared with the same periods in the prior year. The increases resulted from a gain in the number of properties owned by the E & P group through its 1994 acquisition and drilling programs and higher costs associated with serving a growing number of natural gas distribution customers.

Depreciation and amortization increased in the periods ended June 30, 1995, because of increased investment in property, plant and equipment by all lines of business. Other taxes were lower in the 1995 periods compared with the1994 periods because of lower revenues from the production of natural gas.

Interest and other income was higher in the 1995 periods primarily due to cash received in the second quarter of 1995 for buy-out of gas-sales agreements. Questar has not been reporting the losses from FuelMaker's operations beginning in the first half of 1995 after writing off its investment in 1994.

In the third quarter of 1994, Questar Corporation sold Questar Telecom to Nextel Communications in exchange for 3.9 million shares of Nextel common stock and reported a $38,126,000 after-tax gain from the sale. At year-end 1994, the Company wrote down its investment in Nextel Communications by $61,743,000. This amounted to $38,126,000, or $.95 per share, after income taxes.

The Company sold 250,000 shares of Nextel stock in July 1995 through an equity-swap arrangement that resulted in a $1.2 million after-tax gain. Depending upon the market conditions for Nextel stock, the Company may sell up to 25% of its investment this year.

Debt expense was higher in the 3-, 6- and 12-month periods of 1995 compared with the 1994 periods because of higher interest rates on variable rate debt.

The effective income tax rate for the first half was 29.8% in 1995 and 32.1% in 1994. The effective income tax rate was lower than the statutory income tax rate primarily due to income tax credits. The Company recognized $4,759,000 of tight-sands gas production tax credits in the 1995 period and $4,810,000 in the 1994 period.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $136,867,000 for the first half of 1995 compared with $96,885,000 for the same period of 1994. The increase was due to higher sources of cash from changes in working capital accounts, primarily from the collection of accounts receivable and lower natural gas purchase prices.

Investing Activities:

Capital expenditures of $39,381,000 in the first six months of 1995, were $123,939,000 lower than for the same period a year ago due largely to E&P reserve and property acquisitions amounting to $96,528,000 in
1994.   A comparison of capital expenditures for the first six months of 1995 and 1994 plus an estimate for the calendar year 1995 is below. The other operations line of the estimated 1995 capital expenditures includes about $66,300,000 for possible special projects.

                                                         Estimate
                                    Actual                12 months
                                 Six months Ended           Ended
                                   June 30                Dec. 31,
                                     1995        1994        1995
                                             (In Thousands)
Exploration and production           $10,911    $113,641     $72,500
Natural gas transmission               9,535      27,356      30,300
Natural gas distribution              16,952      19,075      50,000
Other operations                       1,983       3,248      79,700
                                     $39,381    $163,320    $232,500

Financing Activities:

Financing activities in 1995 have largely been focused on repayment of debt from the proceeds of cash flows from operations. Short-term debt decreased $76,900,000 and long-term debt decreased $16,992,000 in the first half of 1995. Questar borrowed $50 million in 1994 as a bridge
loan to finance the E & P group's reserve acquisitions.   This loan was
repaid in August 1994 from the proceeds of an existing production-based credit facility, that was expanded to $135,000,000.

Short-term borrowings at June 30, consisted of the following:

                                                 1995        1994
                                             (In Thousands)
Commercial paper                                             $69,900
Bridge loan to finance reserve acquisitions                   50,000
Short-term bank loans                            $18,000
                                                 $18,000    $119,900

Questar Corporation had borrowed $18,000,000 on an uncommitted line at June 30, 1995. It had the capacity at June 30, 1995, to borrow an
additional $100,000,000 under commercial paper agreements.   Its
affiliates had the capacity to borrow an additional $35,700,000 through short-term credit lines with banks.

Questar plans to finance 1995 capital expenditures with cash flow from operations, borrowings under the existing production-based credit facility, receipts from the sales of Nextel shares and proceeds from its dividend reinvestment plan.

                              PART II
                         OTHER INFORMATION
Item 5.  Other Information.
     Patrick J. Early, age 62, a recently-retired executive officer with Amoco Corporation, was appointed to serve as a director of Questar Corporation (Questar or the Company) as of August 1, 1995. Mr. Early was appointed to fill a vacancy for the remainder of a three-year term that will end in May of 1996. In his years of service with Amoco, Mr. Early served in a number of operating and management positions, most recently as Vice Chairman (1992 to April 1995), and as President of Amoco Production Company (1987 to 1992).
Item 6.  Exhibits and Reports on Form 8-K.
     The following exhibits are filed as part of this report.
     Exhibit No.      Exhibit
       10.3           Questar Corporation Executive Incentive Retirement
                      Plan, as amended and restated effective August 1, 1995.
       10.8           Questar Corporation Supplemental Executive
                      Retirement Plan, as amended and restated effective
                      August 1, 1995.
       10.9           Questar Corporation Equalization Benefit Plan, as
                      amended and restated effective August 1, 1995.

                            SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUESTAR CORPORATION
                                     (Registrant)


August 11, 1995                    /s/R. D. Cash
   (Date)                          R. D. Cash
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer



August 11, 1995                    /s/W. F. Edwards
   (Date)                          W. F. Edwards
                                   Senior Vice President and Chief
                                   Financial Officer