Form 10-Q
period 1995-09-30
QUESTAR CORP
filed 1995-11-13
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1995

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

                Class          Outstanding as of October 31, 1995
Common Stock, without par value        40,630,383 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (In Thousands, Except Per Share Amounts)
REVENUES                             $111,922    $110,431    $466,423    $469,137    $667,604    $652,134

OPERATING EXPENSES
  Natural gas purchases                23,791      15,339     143,938     139,576     216,890     204,394
  Operating and maintenance            43,246      44,210     135,451     129,848     179,683     171,953
  Depreciation and amortization        22,201      23,531      71,434      69,655      94,816      94,148
  Other taxes                           6,551       9,656      24,151      30,656      29,510      38,422

    TOTAL OPERATING EXPENSES           95,789      92,736     374,974     369,735     520,899     508,917

    OPERATING INCOME                   16,133      17,695      91,449      99,402     146,705     143,217

INTEREST AND OTHER INCOME               8,573       1,037      14,610       4,040      15,527       4,554

WRITE-DOWN OF INVESTMENT IN
    NEXTEL COMMUNICATIONS                                                             (61,743)

DEBT EXPENSE                          (10,349)     (9,869)    (32,431)    (28,229)    (44,013)    (36,928)

  INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES      14,357       8,863      73,628      75,213      56,476     110,843

INCOME TAXES (CREDITS)                  2,417        (170)     20,053      21,159       7,538      31,345

    INCOME FROM CONTINUING
      OPERATIONS                       11,940       9,033      53,575      54,054      48,938      79,498

    GAIN FROM SALE OF
       DISCONTINUED OPERATIONS                     38,126                  38,126                  38,126
           NET INCOME                 $11,940     $47,159     $53,575     $92,180     $48,938    $117,624

EARNINGS PER COMMON SHARE
  Income from continuing operations     $0.29       $0.22       $1.31       $1.33       $1.19       $1.97
  Gain from sale of discontinued
    operations                                       0.95                    0.95                    0.95
            Net income                  $0.29       $1.17       $1.31       $2.28       $1.19       $2.92

Dividends per common share             $0.295      $0.285      $0.865      $0.845       $1.15       $1.12

Average common shares outstanding      40,588      40,328      40,522      40,263      40,600      40,226

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                  September 30,           December 31,
                                      1995        1994        1994
                                              (In Thousands)
ASSETS

Current assets
  Cash and short-term investments      $2,702                  $7,549
  Accounts receivable                  72,270     $85,565     143,081
  Federal income taxes receivable       3,560       6,647
  Inventories                          31,610      33,171      30,098
  Other current assets                 13,549      12,101      12,397
    Total current assets              123,691     137,484     193,125

Property, plant and equipment       2,308,645   2,218,843   2,263,170
Less allowances for depreciation
  and amortization                  1,014,313     939,725     955,536
 Net property, plant and equipment  1,294,332   1,279,118   1,307,634

Securities available for resale,
     approximates fair value           60,344      81,879      37,578
Other assets                           47,851      49,940      47,238

                                   $1,526,218  $1,548,421  $1,585,575


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Checks outstanding in excess
    of cash balances                               $6,540
  Short-term loans                    $41,200      88,900     $94,900
  Accounts payable and
    accrued expenses                   93,483     108,780     108,243
  Purchased-gas adjustments            16,537       6,262      17,071
    Total current liabilities         151,220     210,482     220,214

Long-term debt                        450,695     439,680     494,684
Other liabilities and
  deferred credits                     46,734      50,499      46,223
Deferred income taxes and
  investment tax credits              175,470     184,202     164,541
Redeemable cumulative
  preferred stock                       6,211       7,524       6,324

Common shareholders' equity
  Common stock                        281,640     274,730     276,555
  Retained earnings                   420,053     417,724     401,577
  Note receivable from ESOP           (22,350)    (25,650)    (24,543)
  Unrealized gain (loss)
   on securities available
   for resale, net of income taxes     16,545     (10,770)
    Total common shareholders'
      equity                          695,888     656,034     653,589

                                   $1,526,218  $1,548,421  $1,585,575

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              9 Months Ended
                                              September 30,
                                                  1995        1994
                                              (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $53,575     $92,180
  Depreciation and amortization                    75,077      72,940
  Deferred income taxes and
    investment tax credits                          7,217       5,887
 Gain from sale of securities,
    net of income taxes                            (2,294)
 Gain from sale of discontinued operations                    (38,126)
                                                  133,575     132,881
  Change in operating assets and liabilities       42,273      14,033
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                   175,848     146,914

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment     (65,845)   (213,963)
    Investment in discontinued operations                      (8,080)
    Other investments                              (2,520)       (830)
      Total capital expenditures                  (68,365)   (222,873)
  Proceeds from disposition of property,
    plant and equipment                             4,108      11,806
  Proceeds from the sale of securities              9,185
      CASH USED IN INVESTING ACTIVITIES           (55,072)   (211,067)

FINANCING ACTIVITIES
  Issuance of common stock                          5,600       5,967
  Common stock repurchased                           (515)       (344)
  Redemption of preferred stock                      (113)         (1)
  Issuance of long-term debt                        2,000      93,000
  Repayment of long-term debt                     (45,989)    (25,033)
  Increase (decrease) in short-term loans         (53,700)     10,600
  Checks outstanding in excess of
    cash balances                                               6,540
  Payment of dividends                            (35,438)    (34,485)
  Other                                             2,532       1,544
   CASH (USED IN) PROVIDED FROM
       FINANCING ACTIVITIES                      (125,623)     57,788

    DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                     ($4,847)    ($6,365)

The 1994 sale of Questar Telecom to Nextel Communications in exchange for shares of Nextel Communications was a noncash transaction excluded from the Statement of Cash Flows.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1995

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
September 30, 1995

Exploration and Production Operations --

Celsius Energy, Universal Resources and Wexpro (E&P group) conduct the Company's exploration and production operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $62,523     $59,207    $187,954    $197,622    $244,896    $255,724
    From affiliates                    14,126      20,362      45,207      58,708      63,848      77,851
      Total revenues                  $76,649     $79,569    $233,161    $256,330    $308,744    $333,575
  Operating income                    $10,091     $14,115     $32,638     $45,283     $46,649     $58,769
  Net income                            8,352       9,688      25,100      31,134      34,182      41,261

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                       7,029      10,113      24,738      28,413      33,984      36,846
    Oil and natural gas liquids
      (in thousands of barrels)           590         629       1,850       1,779       2,513       2,295
  Production revenue
    Natural gas (per thousand
      cubic feet)                       $1.21       $1.68       $1.33       $1.88       $1.37       $1.88
    Oil and natural gas liquids
      (per barrel)                     $15.78      $15.79      $15.95      $14.53      $15.80      $14.52
  Gas marketing volumes (in
    thousands of decatherms)           32,383      21,141      80,962      65,939     103,964      83,076

Revenues were lower in the 1995 periods when compared with the same periods in 1994 primarily because of lower selling prices for natural gas. Revenues from the production and sales of natural gas were about $20.6 million lower in the nine-month period of 1995 as compared with the same period in 1994. In response to the low selling prices, Celsius Energy, which operates in the Rocky Mountain region, has shut in production amounting to 20 to 25 million cubic feet per day. This represents about 50% of Celsius' gas production and is the primary reason for the lower gas production volumes in the 1995 periods. Most of Celsius' remaining production qualifies for tight-sands income tax credits. An abundance of cheap hydroelectric power and availability of Canadian gas have reduced demand causing gas prices to drop.

Gas marketing activities have picked up, especially during the third quarter. The E&P group is purchasing low-cost gas on the open market and delivering it to fulfill fixed-price contracts. Gas marketing volumes were higher in the periods ended September 30, 1995, when compared with the same periods of 1994.

Revenues from the sale of oil and natural gas liquids were higher in the 9-and 12-month periods of 1995 presented due to higher selling prices
and increased production volumes.   However, revenues for the third
quarter of 1995 were lower because of a 6% decrease in the volumes of oil and natural gas liquids produced.

For the 1995 - 1996 heating season, between 70 and 80% of Rocky Mountain
gas production is covered under price-hedging contracts.   In the
Mid-Continent production region, 15 to 30% of gas production is under hedge contracts. In addition, the E&P group has contracts in place through the end of 1995 that hedge the price of 1,300 bbl of oil production per day at an average price of $17.31 per bbl.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, gathering and storage operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $10,118     $12,251     $32,262     $30,452     $42,222     $42,739
    From affiliates                    18,361      15,697      55,617      54,665      76,148      71,489
      Total revenues                  $28,479     $27,948     $87,879     $85,117    $118,370    $114,228
  Operating income                    $12,705     $12,729     $38,441     $38,276     $53,043     $52,070
  Net income                            5,889       6,097      17,974      18,474      25,329      25,130

OPERATING STATISTICS
Natural gas volumes (in thousands
  of decatherms)
   Transportation
    For unaffiliated customers         36,580      39,225     114,127      96,893     146,484     120,115
    For Mountain Fuel                  10,888       9,371      55,640      52,583      78,998      84,050
    For other affiliated customers     10,941      11,060      27,300      32,176      40,217      40,197
        Total transportation           58,409      59,656     197,067     181,652     265,699     244,362

   Gathering
    For unaffiliated customers         10,069      10,639      29,816      30,725      38,891      40,184
    For Mountain Fuel                   5,083       3,022      21,943      21,224      32,817      33,057
    For other affiliated customers      1,173       3,430       4,268      10,251       6,102      15,469
        Total gathering                16,325      17,091      56,027      62,200      77,810      88,710

Natural gas revenues (per decatherm)
  Transportation                        $0.26       $0.28       $0.24       $0.26       $0.24       $0.25
  Gathering                              0.31        0.28        0.29        0.28        0.29        0.26

Revenues reported in the 1995 periods were higher than the amounts reported in the 1994 periods primarily because of increased storage activities. Storage revenues improved as a result of increased firm commitments at Clay Basin following expansion of the underground storage reservoir, which began with May 1994 billings. The latest increase in service started in May 1995 and adds about $208,000 to revenues each month. Storage services for the 46.3 billion cubic feet of working gas capacity at Clay Basin are fully subscribed.

Transportation revenues from customers paying interruptible rates were lower in 1995 due to decreasing volumes. Questar Pipeline's interruptible transportation service competes with a higher quality service offered as released capacity from firm transportation customers.

The amount of gas volumes gathered decreased in the 1995 periods primarily in reaction to unusually low gas selling prices at the well-head. The low prices reduced the incentive for producers to sell gas or develop production facilities. In addition, gathering revenues in 1994 include a one-time $1,335,000 upward adjustment from a gathering contract that was approved by the Federal Energy Regulatory Commission
(FERC).

Tenneco Gas, a subsidiary of Tenneco, has entered into an agreement to sell its 50 percent interest in the Kern River gas pipeline for $226 million to Questar Pipeline. The company hopes to close the transaction by year-end 1995. Questar Pipeline currently is responding to the Federal Trade Commission's request for more information on the transaction.

Questar Pipeline filed a general rate case with the FERC on July 31, 1995, seeking a $23.3 million increase in revenues. The request for additional revenues is intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect the costs associated with employee postretirement benefits. Questar Pipeline asked for a 14.5% return on equity. Included in the filing are requests to recover $2.8 million of transition costs associated with FERC Order No. 636, $1.6 million for employee postretirement and long-term disability costs and $1 million of increased labor costs. By order issued August 31, 1995, Questar Pipeline's rate filing was accepted with an effective date of February 1, 1996, subject to refund.

Questar Pipeline concurrently filed a plan with the FERC to transfer 100% or about $60 million of gathering assets, net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. Questar Pipeline requested an effective date of January 1, 1996, for the transaction.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                  3 Months Ended          9 Months Ended          12 Months Ended
                                  September 30,           September 30,           September 30,
                                      1995        1994        1995        1994        1995        1994
                                  (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $38,842     $38,594    $244,649    $240,294    $378,595    $352,477
    From affiliates                       989       1,272       3,293       3,472       3,841       4,180
      Total revenues                  $39,831     $39,866    $247,942    $243,766    $382,436    $356,657
  Operating income (loss)             ($7,494)    ($9,890)    $17,797     $12,891     $44,227     $29,166
  Net income (loss)                    (4,925)     (5,748)      8,288       5,501      26,139      14,841

OPERATING STATISTICS
 Natural gas volumes (in thousands
  of decatherms)
  Residential and commercial sales      6,826       5,969      50,339      45,875      78,697      68,331
  Industrial sales                      1,736       1,743       6,989       5,652      10,219       7,744
  Transportation for industrial
    customers                          13,585      12,031      45,146      35,322      61,206      49,457
      Total deliveries                 22,147      19,743     102,474      86,849     150,122     125,532

 Natural gas revenue (per decatherm)
  Residential and commercial sales      $4.57       $4.92       $4.25       $4.59       $4.20       $4.55
  Industrial sales                       2.27        2.56        2.48        2.85        2.50        2.91
  Transportation for industrial
    customers                            0.10        0.12        0.10        0.12        0.10        0.12
  Heating degree days
    Actual                                 77          24       3,189       2,854       5,625       4,720
    Normal                                110         110       3,594       3,594       5,801       5,332
       Warmer than normal                  30%         78%         11%         21%          3%         11%
  Number of customers at end of
    period                            579,352     558,734

Revenues were higher in the 9- and 12-month periods of 1995 when compared with the 1994 periods because of colder temperatures, a 3.7% increase in the number of customers, and increased sales and transportation to industrial customers. The colder temperatures, although warmer than normal for the 1995 periods ended September 30, 1995, caused an increase in the volumes of gas sold to residential and commercial customers, primarily for space heating purposes. Revenues were flat in a comparison of third quarter 1995 with the third quarter of 1994 as lower gas costs in rates offset an 11% increase in the volumes sold.

Volumes of gas delivered to industrial customers increased 27% in the first nine months of 1995 compared with the same period of 1994 resulting in $1,717,000 more revenues. Natural gas demand was higher for customers in the chemical, metals and electric generation industries. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

On August 11, 1995, the Public Service Commission of Utah approved a settlement of Mountain Fuel's general rate case. Mountain Fuel received a $3.7 million increase in revenues. The settlement, which became effective September 1, allows the Company to implement a weather normalization adjustment, provides about $2 million in additional revenues through a new-premise fee and adds about $1.7 million from sharing capacity-release revenues. The settlement does not specify an authorized return on equity, but Mountain Fuel's allowed return on rate
base increased from 10.08% to between 10.22% and 10.34%.   These rate
changes did not have a material effect on year-to-date 1995 revenues.

Mountain Fuel has closed four regional offices and reduced functions at six other offices in an effort to consolidate and restructure operations. In addition, the Company's offer of early retirement was accepted by 109 employees effective April 30, 1995. The labor savings are expected to average $400,000 per month. The Company predicts that its investment in customer information system technology will continue to enable it to increase efficiency in serving customers.

Consolidated Results of Operations --

Consolidated revenues for the third quarter of 1995 were 1% higher than consolidated revenues reported for the same period in 1994 primarily as a result of increased gas marketing activities. Consolidated revenues for the nine-month period of 1995 were lower when compared with the same period of 1994 primarily because of lower gas selling prices and a decrease in quantities of gas produced. Consolidated revenues for the twelve months ended September 30, 1995 were 2% higher than the revenues reported in the same period of the prior year primarily because of increased natural gas distribution sales and higher oil selling prices and production.

Natural gas purchases were higher in the 1995 periods because the effect of an increase in quantities purchased more than offset lower gas prices at the wellhead.

Operating and maintenance expense was 2% lower in the third quarter of 1995 when compared to the same period of 1994 primarily due to lower labor costs resulting from an early retirement program. Operating and maintenance expenses were 4% higher in both 9- and 12-month periods of 1995 when compared with the same periods in the prior year resulting from a gain in the number of properties owned by the E&P group through its 1994 acquisition and drilling programs, increased labor and volume-related costs from the natural gas transmission segment, and higher costs associated with serving a growing number of natural gas distribution customers.

Lower production of gas and oil in the third quarter of 1995 resulted in lower depreciation expense when compared with the third quarter of 1994. Depreciation and amortization increased in the 9- and 12- month periods ended September 30, 1995, because of increased investment in property, plant and equipment by all lines of business. Other taxes were lower in the 1995 periods compared with the1994 periods because of lower revenues from the production of natural gas.

Interest and other income was higher in the 1995 periods as a result of several transactions. Cash received for buy-out of gas-sales agreements added about $4.3 million of pretax earnings. The settlements improved earnings equally in the second and third quarters of 1995. Sales of investments in technology securities, primarily Nextel Communications, improved 1995 pretax earnings by $4.1 million mostly in the third quarter of 1995. In the nine-month period of 1994, FuelMaker, an unconsolidated affiliated company of Questar, reported a $1.7 million loss from operations. Interest and other income for the 12 months ended September 30, 1995 includes a $5.6 million pretax increase in earnings from a one-time adjustment in Mountain Fuel's purchased gas costs.

In the third quarter of 1994, Questar Corporation sold Questar Telecom to Nextel Communications in exchange for 3.9 million shares of Nextel common stock and reported a $38,126,000 after-tax gain from the sale.
At year-end 1994, the Company wrote down its investment in Nextel Communications by $61,743,000. This amounted to $38,126,000, or $.95 per share, after income taxes.

Debt expense was higher in the 3-, 9- and 12-month periods of 1995 compared with the 1994 periods because of higher interest rates on variable rate debt.

The effective income tax rate for the first nine months was 27.2% in 1995 and 28.1% in 1994. The effective income tax rate was lower than the statutory income tax rate primarily due to income tax credits. The Company recognized $6,836,000 of tight-sands income tax credits in the 1995 period and $8,438,000 in the 1994 period.

Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $175,848,000 for the first nine months of 1995 compared with $146,914,000 for the same period of 1994. The increase was due to higher sources of cash from changes in working capital accounts, primarily from the collection of accounts receivable and lower natural gas purchase prices.

Investing Activities:

Capital expenditures of $68,365,000 in the first nine months of 1995, were $154,508,000 lower than for the same period a year ago due largely to E&P reserve and property acquisitions amounting to $109,500,000 in 1994. A comparison of capital expenditures for the first nine months of 1995 and 1994 plus estimates for calendar years 1995 and 1996 is below. The 1995 capital expenditure estimate of $232 million does not include the $226 million purchase of an interest in the Kern River pipeline. However, the forecast includes a $72 million exception fund that can be applied to either oil and gas reserve acquisitions or the Kern River pipeline acquisition. If the purchase transaction for the Kern River pipeline closes in 1995 and there are no oil and gas reserve acquisitions, 1995 capital expenditures could reach the $390 million range.

                                     Actual                 Estimate
                                  Nine Months Ended       12 Months Ended
                                  September 30,           December 31,
                                      1995        1994        1995        1996
                                  (In Thousands)
Exploration and production            $16,974    $136,414     $69,000     $96,000
Natural gas transmission               17,624      42,065      30,000      41,000
Natural gas distribution               30,505      33,072      50,000      55,000
Other operations                        3,262      11,322      83,000      43,000
                                      $68,365    $222,873    $232,000    $235,000

Financing Activities:

Financing activities in 1995 have largely been focused on repayment of debt from the proceeds of cash flows from operations. Short-term debt decreased $53,700,000 and long-term debt decreased $43,989,000 in the first nine months of 1995. The $67,967,000 increase in long-term debt and the $10,600,000 increase in short-term in 1994 were primarily the result of capital spending.

Short-term borrowings at September 30, consisted of the following:

                                      1995        1994
                                     (In Thousands)

Commercial paper                      $31,200     $83,900
Short-term bank loans                  10,000       5,000
                                      $41,200     $88,900

Questar Corporation had borrowed $10,000,000 on an uncommitted bank line at September 30, 1995. Inorder to meet seasonal borrowing demands, commercial paper capacity will increase from $100,000,000 to $135,000,000 on October 1, 1995. Questar and its affiliates had the capacity to borrow an additional $64,700,000 through credit lines with banks at September 30. In October 1995, Mountain Fuel redeemed the remaining balance of $1.2 million of its 8.625% preferred stock.

Questar plans to finance 1995 capital expenditures, excluding the Kern River pipeline acquisition, through cash flow from operations, receipts from the sale of Nextel shares and proceeds from its dividend reinvestment plan. The Company plans to fund Questar Pipeline's purchase of a 50% interest in the Kern River pipeline by borrowing about 70% of the purchase price through debt offerings at the Questar Pipeline level, which includes about $45 million of tax deductible preferred stock, with the remaining 30% to be provided from an equity offering at the Questar Corporation level. Questar Pipeline has received a commitment from a bank to borrow up to $240 million for a term of 18 months to finance this purchase until permanent financing can be put in place.

As a result of the Kern River transaction, Moody's and Standard's & Poor plan to reevaluate Questar Pipeline's and Mountain Fuel's unsecured debt ratings, and Questar Corporation's commercial paper rating.

                                  PART II
                             OTHER INFORMATION

Item 5.  Other Information.

     As previously reported, Questar Pipeline Company (Questar Pipeline), a wholly owned subsidiary of Questar Corporation, signed a Stock Purchase Agreement, on September 8, 1995, to purchase Kern River Corporation, which is a wholly owned subsidiary of Tennessee Gas Pipeline Company (Tennessee Gas) and which is one of two equal partners in the Kern River Gas Transmission Company (Kern River). Under the terms of the agreement, Questar Pipeline is obligated to pay a purchase price of $226.2 million.

     Williams Western Pipeline Company (Williams), the entity within The Williams Company, Inc., that is the second partner in Kern River, did not exercise its right to match the offer made by Questar Pipeline. Questar Pipeline and Williams have reached an agreement to operate Kern River through a jointly owned operating company. Such agreement will not become effective unless Questar Pipeline's Kern River acquisition receives the necessary clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Both Questar Pipeline and Tennessee Gas are responding to requests from the Federal Trade Commission for additional information. Questar Pipeline hopes to close the transaction by December 31, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUESTAR CORPORATION
                                  (Registrant)




November 10, 1995               /s/ R. D. Cash
   (Date)                       R. D. Cash
                                Chairman of the Board,
                                President and Chief
                                Executive Officer




November 10, 1995               /s/ W. F. Edwards
   (Date)                       W. F. Edwards
                                Senior Vice President and Chief
                                Financial Officer