Form 10-K405
period 1995-12-31
QUESTAR CORP
filed 1996-03-25
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

           Common Stock, Without Par Value      New York Stock Exchange
           Common Stock Purchase Rights         New York Stock Exchange

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

      The aggregate market value of the registrant's Common Stock, without par value, held by nonaffiliates on February 29, 1996, was $1,266,176,772 (based on the closing price of such stock).

      On February 29, 1996, 40,728,973 shares of the registrant's Common Stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, to be dated April 8, 1996, are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

                            TABLE OF CONTENTS


Heading                                                             Page

                                 PART I

Items 1.
and 2.     BUSINESS AND PROPERTIES....................................
              General.................................................
              Exploration and Production Operations...................
              Natural Gas Transmission Operations.....................
              Natural Gas Distribution Operations.....................
              Other Operations........................................
              Employees...............................................
              Environmental Matters...................................
              Research and Development................................
              Oil and Gas Operations ..................................

Item 3.    LEGAL PROCEEDINGS..........................................

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...........................................

                                 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS............................

Item 6.    SELECTED FINANCIAL DATA....................................

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATION..................................................

Item 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA.........................................

Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.......................................

                                PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT..........................................

Item 11.   EXECUTIVE COMPENSATION.....................................

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT......................................

Item 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS...............................................

                                 PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K....................................

SIGNATURES.............................................................

                                FORM 10-K

                           ANNUAL REPORT, 1995

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

      Questar, as an integrated natural gas company, has three major lines of business: exploration and production activities conducted by Wexpro Company (Wexpro), Celsius Energy Company (Celsius), and Universal Resources Corporation (Universal Resources); interstate transmission and storage activities conducted by Questar Pipeline Company (Questar Pipeline); and retail distribution activities conducted by Mountain Fuel. These three complementary lines of business involve Questar in all phases of the natural gas business from the reservoir to the end-use customer. The Company believes that its integrated status enhances its operating flexibility as traditional regulated activities become deregulated and as packaged services become unbundled. Questar's integrated status also enhances its financial strength by providing a balance between the stability of regulated operations and the earnings growth potential of exploration and production operations. Questar is convinced that the long-term outlook for natural gas, as an environmentally preferred and abundant domestic energy source, remains promising. The Company's management recently emphasized its commitment to provide a wide variety of energy services. Consequently, Questar intends to retain and expand the scope of its three lines of business and to enhance its reputation for customer service.

      In early 1996, Questar announced a basic division into two components, regulated and nonregulated activities. The regulated area, which includes Mountain Fuel and the transmission and storage activities of Questar Pipeline, will focus on remaining the low-cost provider of basic distribution and transportation services. The nonregulated area will be focused on energy asset management, marketing, and services.

      Questar concurrently announced the organization of new companies, Questar Energy Trading Company (Questar Trading) and Questar Energy Services, Inc. (Questar Energy Services), that will pursue additional activities such as electricity marketing. Questar Pipeline's gathering activities were transferred to Questar Gas Management Company (Questar Gas Management), a nonregulated entity that is also engaged in field processing activities, effective March 1, 1996.

      Questar conducts other business activities: commercial real estate (Questar Development Corporation); and data processing and microwave communications (Questar InfoComm, Inc.).

      The following diagram shows the current corporate structure of the Company and its primary affiliates:

Questar Corporation
  Questar InfoComm, Inc.
  Questar Development Corporation
  Questar Energy Services
  Entrada Industries, Inc.
    Wexpro Company
    Celsius Energy Company
  Universal Resources
    Questar Energy Trading Company
  Questar Pipeline Company
    Questar Gas Management Company
 Mountain Fuel Supply


      Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note N in the Notes to Consolidated Financial Statements.

      The Company's lines of business are discussed below.

Exploration and Production Operations

      The Company has been in the exploration and production (E&P) business since its organization as Mountain Fuel in 1935. Through the ensuing years, the Company's exploration and production activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 1995, however, was a frustrating year for Questar's E&P operations. Average wellhead natural gas prices were 25 percent lower in 1995 than they were in 1994. The basis differentials between Rocky Mountain gas and Henry Hub gas widened significantly due to a combination of warmer than normal weather, lack of pipeline capacity to move gas volumes east, and cheaper hydroelectric power costs. Much of the E&P group's Rocky Mountain wells were shut-in, and Rocky Mountain drilling activity slowed down. The E&P group did not make any significant reserve acquisitions even though it increased the number of properties that it reviewed and offered to purchase.

      During 1995, the E&P group, nevertheless, did achieve some successes with its strategy to find and exploit hidden values. The unit used its marketing group to fill contract obligations with spot purchases of natural gas, preserving its own reserves for a better price environment. It announced a significant and potentially long-term agreement with Marathon Oil Company that obligates Marathon to perform seismic activities in order to obtain an interest in some acreage. The group also obtained regulatory authorization to become a wholesale distributor of electrical power and negotiated several alliances with electric utilities. Universal Resources is a partner in the group organized to develop the Western Market Center, a new full-service hub that began limited operations in 1995.

      The Company has three affiliates, Wexpro, Celsius, and Universal Resources, that are directly engaged in exploration and production operations. The division of Questar's exploration and production activities into three companies is a result of historical developments. All three companies are managed by the same group of officers, although each also has a separate general manager. Together, the three companies form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration.

      The E&P group also has a geographical balance and diversity, with Wexpro and Celsius located in the Rocky Mountain area and Universal Resources concentrated in the Midcontinent area. A division of Universal Resources, known as Questar Energy Company (Questar Energy), operates properties located in the Southwest, e.g., the San Juan and Paradox Basins.

      Mountain Fuel owns cost-of-service gas reserves and the properties from which such reserves are produced. See "Oil and Gas Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

      Natural gas is the primary focus of the Company's E&P operations. As of year-end 1995, the Company had proved reserves (excluding Mountain Fuel's cost-of-service reserves) of 258,687 million cubic feet (MMcf) of gas and 12,444 thousand barrels of oil (Mbbls), compared to 267,828 MMcf of gas and 13,534 Mbbls of oil as of the same date in 1994. (Any references to oil in this report include natural gas liquids.) Natural gas reserves, after production, decreased by 3.4 percent as drilling activities were partially suspended and as reserve acquisition activities were unsuccessful.

      The E&P group had capital expenditures of $26.7 million during 1995, compared to $151.8 million during 1994. Less than three percent of this capital budget was spent on reserve acquisitions. The unit scaled back its Rocky Mountain drilling program while developing some properties in the Midcontinent and Southwest. It continued to deemphasize higher-risk exploration activities and to place greater emphasis on development drilling and drilling alliances.

      The E&P companies participated in 105 wells in 1995, compared to 149 wells in 1994. The 1995 wells included 53 gas wells, 20 oil wells, 12 dry holes and 20 wells in progress at year-end. The wells were concentrated in the Anadarko Basin in Oklahoma and Texas where gas prices were higher than in the Rocky Mountain area. The overall drilling success in 1995 was 86 percent.

      During 1995, the E&P group continued to pursue a marketing strategy to use purchased gas volumes and its own production to build a flexible and reliable portfolio. Universal Resources, as the marketing entity, aggregated supplies of natural gas for delivery to large customers including industrial users, municipalities, and other marketing entities. In order to succeed with its marketing activities, the E&P group has strategies to increase the delivery options for sellers and purchasers, to respond to customers' requests for flexible arrangements, and to repackage supplies. Universal Resources continues to concentrate its efforts in premier markets in order to earn higher margins. It marketed a total of 109,374 thousand decatherms (Mdth) of gas in 1995, compared to 88,941 Mdth in 1994 and earned a total margin of $7,583,000, compared to $6,181,000 in 1994. (A Dth is an amount of heat energy equal to 10 therms or 1 million Btu. In the Company's system, each Mcf of gas equals approximately 1.07 Dth.)

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

      Section 29 tax credits continued to benefit the E&P group during 1995. (Wells producing tax-credit volumes were not shut-in.) These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells be commenced prior to January 1, 1993. The properties are often referred to as "tight sands" or low permeability formations from which it is generally more expensive to produce gas. The basic credit is $.52 per Dth, but is equivalent to a price increase of $.90 per Dth at the wellhead when factoring in other taxes. During 1995, Celsius and Universal Resources recorded $4.0 million in tax credits. Approximately
22.5 percent of the combined gas production of Celsius and Universal Resources qualified for the tax credits. (Wexpro does not have an economic interest in the cost-of-service gas produced from Mountain Fuel's properties. Mountain Fuel earns the credits associated with such gas.)

      The production of oil and gas is subject to regulation by appropriate federal and state regulatory agencies. In general, these regulatory agencies are authorized to make and enforce regulations to prevent waste of oil and gas, to protect the correlative rights and opportunities to produce oil and gas by owners of a common reservoir, and to protect the environment. Many leases held or operated by the E&P group are federal leases subject to additional regulatory requirements. Both federal and state agencies are imposing more restrictions on access to leasehold acreage, thereby increasing the planning time to obtain drilling permits and limiting the E&P group's flexibility to adapt quickly to circumstances.

      The following description of Questar's E&P group is bifurcated between Wexpro and the combined Celsius/Universal Resources:

      Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Mountain Fuel. Mountain Fuel's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement that was effective August 1, 1981.

      Wexpro, unlike Celsius and Universal Resources, generally does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note K in the Notes to Consolidated Financial Statements.) Wexpro produces gas from specified properties for Mountain Fuel and is reimbursed for its costs plus a return on its investment. In connection with its successful development gas drilling, Wexpro charges Mountain Fuel for its costs plus a specified rate of return (currently 22.03 percent and adjusted annually based on a specified formula) on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 1995, Wexpro's net investment in cost-of-service operations was $89.4 million. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement also provides for income sharing after recovery of expenses and rates of return in connection with Wexpro's production and successful drilling activities on specified oil properties. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming, and retained experts.

      The gas volumes produced by Wexpro for Mountain Fuel are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 64 percent of Mountain Fuel's requirements during 1995. Costs attributable to Wexpro's operation of the properties are reflected in Mountain Fuel's rates. Mountain Fuel relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 1995, the average wellhead cost of Mountain Fuel's cost-of-service gas was $1.25 per Dth. In order to avoid regulatory questioning and to fulfill its obligations to Mountain Fuel, Wexpro must continue to be an efficient operator.

      Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Mountain Fuel. During 1995, Wexpro's drilling activities declined with the price of natural gas. Wexpro, in 1995, produced 36,632 MMcf of natural gas from Mountain Fuel's cost-of-service properties, and only added reserves of 9,760 MMcf through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

      Wexpro's oil production continued to decline during 1995. It produced 806 Mbbls in 1995 compared to 824 Mbbls in 1994, reflecting a normal decline in field production. Wexpro received an average price of $16.91 per barrel during 1995 compared to $15.59 per barrel during 1994. It has been able to sell its oil to customers for resale or refining and should be able to continue selling all of the liquids that it produces at prices that reflect current market conditions.

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

      Celsius Energy Company/Universal Resources Corporation. Celsius and Universal
Resources are combined from an operating and financial perspective. Historically, Celsius operated in the Rocky Mountain area and emphasized exploration and development opportunities while Universal Resources, acquired as an independent company in 1987, operated in the Midcontinent and emphasized development and acquisition opportunities. The companies continue to maintain separate regional offices, with Celsius's office in Denver and Universal Resources' in Oklahoma City. Reserve acquisitions made in 1994 are managed by Questar Energy, a division of Universal Resources, that also has an office in Denver. Celsius and Universal Resources, for the second consecutive year in 1995, produced more gas in the Midcontinent than in the Rocky Mountains. They also spent more drilling dollars, during 1995, in the Midcontinent than in the Rocky Mountains. Universal Resources is responsible for marketing production owned by both entities and is responsible for the hedging activities used to provide price protection.

      Gas production for the two entities decreased from 37,659 MMcf in 1994 to 32,663 MMcf in 1995. The decrease in production was generally attributable to shutting-in Rocky Mountain production. Celsius and Universal Resources received an average selling price of $1.33 per Mcf in 1995, compared to $1.78 in 1994. Gas production belonging to the two entities is produced from three separate gas producing regions, the Midcontinent area, the San Juan Basin area, and the Rocky Mountain area. Production from each of these three areas is generally priced below the Henry Hub pricing center in Louisiana. Basis differentials between Rocky Mountain area gas and Henry Hub prices were as high as $2.00 during the 1995-96 winter heating season. San Juan production, because it has more opportunities to move east, is generally priced higher than Rocky Mountain gas volumes, but San Juan prices still generally lag behind Midcontinent prices.

      During 1995, Celsius and Universal Resources, again on a combined basis, had a slight increase in oil production. The two companies produced 1,630 MMbls in 1995 compared to 1,618 MMbls in 1994. The oil volumes were sold at an average price of $15.50 in 1995 compared to $14.34 in 1994. The combined full-cost amortization rate for the two entities was $.80 per Mcf equivalent (Mcfe), compared to $.78 per Mcfe in 1994.

      Universal Resources is also involved in a group organized to develop, own, and operate the Western Market Center near Muddy Creek, Wyoming. Other partners include affiliates of Tenneco Inc., Entech, Inc. (a subsidiary of Montana Power Company) and Union Pacific Resources Company. The market center offers a variety of services such as wheeling (redirecting gas flows between sources), peaking, parking (allowing a customer to temporarily store gas), balancing, and electronic trading to producers, purchasers, brokers, and other interested parties. The center includes a header facility that allows pipelines to flow gas in different directions and a sophisticated electronic bulletin board. The new center began operating on a limited basis in 1995 and expects to be fully operational in 1996.

      The E&P group's activities are expanding in scope to take advantage of new opportunities, some of which are created by the restructuring and unbundling of the interstate transmission and retail distribution businesses. The E&P group, in conjunction with its marketing activities, has formed several alliances with electric utilities and has recently received regulatory approval to engage in wholesale electric marketing. During 1995, the E&P group saw some of its marketing customers take advantage of low electric prices to purchase electricity rather than purchase natural gas with which to generate electricity. Increasingly, the E&P group defines the available market in terms of energy services, rather than natural gas services.

      Questar Energy Services, the newest member of the Questar group, has been organized under the leadership of the E&P group to offer a variety of nonregulated energy services to customers in traditional and new geographical areas.

Natural Gas Transmission Operations

      Questar Pipeline is an interstate pipeline company that, during 1995, engaged in the gathering, processing, transportation, and storage of natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado. In 1995, Questar Pipeline completed the expansion of its base-load storage project at Clay Basin, sought regulatory approval to spin down its gathering assets and activities to a subsidiary, filed a general rate case, completed the construction of the Blacks Fork processing plant through a joint venture, and pursued a salt cavern storage project. It was also forced to withdraw from the proposed acquisition of a one-half interest in the Kern River pipeline when the Federal Trade Commission determined to oppose the transaction on anticompetitive grounds.

      As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers and also gathered gas volumes for such customers. (Gathering activities were transferred to Questar Gas Management as of March 1, 1996.) Questar Pipeline operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. It is involved in three partnerships, Blacks Fork Gas Processing Plant (Blacks Fork), Overthrust Pipeline Company (Overthrust) and TransColorado Gas Transmission Company (TransColorado).

      Questar Pipeline is a "natural gas company" subject to the exclusive regulation of the Federal Energy Regulatory Commission (FERC) as to rates and charges for storage and transportation of gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, accounts and records, and depreciation and amortization policies. Questar Pipeline holds certificates of public convenience and necessity granted by the FERC for the transportation and underground storage of natural gas in interstate commerce and for the facilities required to perform such operations.

      Questar Pipeline's transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple connections to other major pipeline systems and access to major producing areas. Questar Pipeline's transmission system connects with the transmission systems of Colorado Interstate Gas Company (CIG), Northwest Pipeline Corporation (Northwest Pipeline), the middle segment (commonly referred to as the "WIC segment") of the Trailblazer pipeline system (Trailblazer), Williams Natural Gas Company (Williams), and Kern River Gas Transmission Company (Kern River). These connections provide access to markets outside Mountain Fuel's service area and allow Questar Pipeline to transport gas for nonaffiliated customers.

      Questar Pipeline's transmission system includes 1,754 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Mountain Fuel's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Mountain Fuel.) This system includes two major segments, often referred to as the northern and southern systems; the northern segment extends from northwestern Colorado through southwestern Wyoming into northern Utah and the southern segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

      Questar Pipeline's largest transportation customer is Mountain Fuel. During 1995, Questar Pipeline transported 79,872 Mdth for Mountain Fuel, compared to 75,941 Mdth in 1994. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Mountain Fuel, as well as volumes purchased by Mountain Fuel directly from field producers.

      Prior to September 1, 1993, Questar Pipeline purchased gas for resale to Mountain Fuel, its only sale-for-resale customer. As of such date, Mountain Fuel converted its firm sales capacity on Questar Pipeline's transmission system to firm transportation capacity.
Mountain Fuel has a reserved capacity of about 800,000 Dth per day, or approximately 79 percent of Questar Pipeline's reserved capacity. Mountain Fuel paid demand charges of $49.4 million to Questar Pipeline in 1995, which include demand charges attributable to firm transportation and "no-notice" transportation. Mountain Fuel only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Mountain Fuel releases it to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from Questar Pipeline. These credits amounted to $13.0 million during the 12-month period ending August 31, 1995 (the second anniversary of Questar Pipeline's restructuring).

      Questar Pipeline recovers approximately 96 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, Questar Pipeline's throughput volumes do not have a significant impact on its short-term operating results. Questar Pipeline's transportation revenues are not significantly impacted by fluctuating demand based on the vagaries of weather or natural gas prices.

      Questar Pipeline's total system throughput, however, did increase from 250,284 Mdth in 1994 to 270,654 Mdth in 1995. As previously noted, some of this increase was attributable to increased transportation volumes for Mountain Fuel. The volumes of gas transported from nonaffiliated customers also increased from 129,250 Mdth in 1994 to 151,943 Mdth in 1995.

      Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The FERC's Order No. 636 and Questar Pipeline's tariff provisions based on Order No. 636 require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. Questar Pipeline does have limited opportunities for interruptible transportation service.

      Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or improve transportation services. During 1995, it conducted a two-part, $10 million dollar project to increase gas deliverability from the Piceance Basin in western Colorado.

      The Kern River pipeline, which was originally a joint project between affiliates of Tenneco, Inc. and The Williams Companies, Inc., became operational in February of 1992. Built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California, this line runs through Utah's Wasatch Front, making it possible for some large industrial customers to bypass both Mountain Fuel and Questar Pipeline by buying transportation service on Kern River. At the current time, however, no industrial customers in the Wasatch Front have taken any deliveries from the Kern River line. A tap, the Hunter Park tap, has been installed on the Kern River line in Salt Lake County. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, has also provided Questar Pipeline with opportunities to make additional connections with outside markets and to increase transportation and gathering volumes.

      Questar Pipeline has an 18 percent interest in and is operating partner of Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of the Trailblazer system, a pipeline that transports gas from Wyoming to the Midwest. Since gas production from the Overthrust area is generally shipped on the Kern River pipeline to California, the Overthrust segment is currently underutilized. One major shipper has negotiated and paid an exit fee to terminate its obligation to pay demand costs on Overthrust. Questar Pipeline and its partners have explored several alternatives to enhance the value of the line.

      Questar Pipeline and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado pipeline. Partners include affiliates of El Paso Natural Gas Company (replacing Public Service Company of Colorado) and KN Energy, Inc. The proposed pipeline is 292 miles in length and would extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would connect with other major pipeline systems. As designed, the pipeline could transport up to 300 MMcf of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. The project has received the necessary environmental clearances and regulatory approvals. The project, which was originally developed prior to the adoption of Order No. 636 and which was delayed by regulatory and environmental approval processes, needs additional support from customers before construction will begin.

      During 1995, Questar Pipeline provided gathering services for Mountain Fuel and other customers, but the volumes associated with this activity decreased as Rocky Mountain producers responded to low wellhead prices by shutting-in production. Questar Pipeline's gathering volumes decreased from 83,983 Mdth in 1994 to 76,668 Mdth in 1995. On March 1, 1996, Questar Pipeline transferred its gathering assets and activities to Questar Gas Management once both parties received the necessary regulatory approvals from the FERC. Questar Gas Management is obligated to gather Mountain Fuel's cost-of-service production for the life of the properties; its contract to gather Mountain Fuel's field-purchased gas volumes expires in 1997.

      Questar Pipeline spun down its gathering activities in order to remove such activities from possible regulation by the FERC and to follow the example set by other pipelines. Questar Gas Management is also the named partner in the Blacks Fork processing plant and will continue to seek new opportunities to expand gathering activities and conduct nonregulated services such as natural gas processing, balancing and aggregate services for producers, marketers, distribution companies and other end users.

      Questar Gas Management owns 799 miles of gathering lines, compressor stations, field dehydration plants, and measuring stations.

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

      In 1995, Questar Pipeline completed a three-year project to expand the capacity of Clay Basin. The reservoir currently is certificated for
46.3 billion cubic feet (Bcf) of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn. Cushion gas makes up the difference between total capacity and working gas and is gas in the formation that is necessary to maintain pressure and is not withdrawn under normal operating conditions.) As a result of this expansion, maximum deliverability increased from 500 MMcf per day to 763 MMcf per day. The storage capacity is fully subscribed by customers under agreements extending up to 29 years. Mountain Fuel currently has 12.5 Bcf of working gas capacity at Clay Basin. Other large customers, in addition to Mountain Fuel, include Northwest Pipeline; Washington Natural Gas Company, a utility in Washington; and BC Gas Inc., a utility in British Columbia.

      Questar Pipeline has located a salt formation in southwestern Wyoming and has drilled a well to test the feasibility of turning it into a new salt cavern gas storage project. Working gas can be cycled more frequently in a salt cavern than in a depleted gas reservoir or aquifer. Because of its location near several pipelines, this project, if core sample tests support its feasibility, should help satisfy growing customer demand for storage and load-balancing activities. Questar Pipeline is soliciting customer interest in the project.

      In mid-1995, the Blacks Fork processing plant became operational. This project, which is located in southwestern Wyoming, was built and is operated as a joint venture between Questar Gas Management and an affiliate of Coastal Corporation. The plant has a capacity of 84 MMcf per day and was processing more than 60 MMcf per day at year-end.
Natural gas liquids, ethane, propane, butane, and gasoline, are extracted from the natural gas volumes delivered to the plant. The new plant and the expanded gathering system built in 1994 provide producers more options with respect to gathering and processing their gas volumes.
Once the liquids are stripped, the natural gas can be transported by pipeline to end-use markets.

      On July 31, 1995, Questar Pipeline filed a general rate case application with the FERC requesting regulatory approval to increase its rates to collect an additional $23.3 million in annualized revenues and to reflect a return on equity of 14.5 percent. The requested revenue increase included transition costs associated with Order No. 636, retiree medical costs, long-term disability costs, increased labor costs, and the costs of facilities added since Questar Pipeline's last general rate case. Questar Pipeline began collecting the requested rates, subject to refund, on February 1, 1996.

      On March 8, 1996, Questar Pipeline filed a proposed settlement agreement with the FERC that has been agreed to by the FERC staff and most intervenors. The terms of the proposed settlement include an annualized revenue increase of $8.3 million, a return on equity of 11.75 percent, and a new sharing allocation for interruptible transportation revenues. Questar Pipeline's settlement rates would be effective February 1, 1996.

      The FERC recently relaxed its "at risk" policy on new pipeline projects. It established specific criteria for determining when "rolled-in" rates (rather than "incremental" rates) are appropriate for such projects. (The FERC's original at-risk policy meant that shareholders, not customers, would absorb any underrecovery of costs if incremental revenues from a new project did not cover the project's costs.) Under the FERC's new policy, rolled-in rates will generally be approved if rates to existing customers will not increase by more than five percent and if specified system-wide operational and financial benefits can be demonstrated. The FERC, however, could still impose at-risk conditions on new projects even if it approved rolled-in rate treatment for them.

      Questar Pipeline has several key assets that can contribute to continued success. It has a strategically located and integrated transmission system with interconnections to other major pipelines and with access to major productive areas, storage projects, and markets. It has Clay Basin, a storage reservoir that has been operational since 1977, was expanded in response to expressions of interest, and is fully subscribed by long-term customers. Questar Gas Management has an extensive gathering system developed to collect gas volumes from producing wells as well as expertise in extracting hydrocarbon liquids from natural gas. As the operator of the new Blacks Fork processing plant, Questar Gas Management is expanding its activities and expertise and intends to continue engaging in processing and treatment services.

      Questar Pipeline has consistently established partnerships with other players to acquire expertise, share risks and expand opportunities. The Overthrust pipeline, the proposed TransColorado pipeline, and the Blacks Fork plant all involve partners, some of which are significantly larger than Questar Pipeline.

Natural Gas Distribution Operations

      Mountain Fuel distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 1995, Mountain Fuel was serving 592,738 sales and transportation customers, compared to 572,174 customers as of year-end 1994. (Customers are defined in terms of active meters.) Approximately 96 percent of Mountain Fuel's customers live in Utah. Mountain Fuel distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Mountain Fuel supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, and Evanston, and the southeastern Idaho community of Preston. Mountain Fuel has the necessary regulatory approvals granted by the Public Service Commission of Utah (the PSCU), the Public Service Commission of Wyoming (the PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

      Mountain Fuel's customer growth in 1995, which was almost equal to a record growth of 22,000 customers in 1994, generally resulted from new housing. The customer growth reflects Utah's economic prosperity and continued in-migration. Utah's population is growing faster than the national average, and Mountain Fuel expects to add 19,000-20,000 customers in 1996 and 15,000-18,000 customers each year for the remainder of the century.

      Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) uses approximately 75 percent of his total gas requirements in the coldest six months of the year. Mountain Fuel's revenue forecasts used to set rates are based on normal temperatures. Consequently, Mountain Fuel's revenues and resulting net income may be affected by temperature patterns that are below or above normal. (During 1995, Mountain Fuel was authorized to include a weather normalization mechanism in its Utah rates that will ameliorate the effect of temperature variations.) As measured in degree days, temperatures in Mountain Fuel's service area were 13 percent warmer than normal in 1995 after being 9 percent warmer than normal in 1994.

      During 1995, Mountain Fuel sold 73,950 Mdth to residential and commercial customers, compared to 74,233 Mdth in 1994. The effect of warmer weather in 1995 was nearly offset by an expanded customer base. Sales to residential and commercial customers were responsible for 87 percent of Mountain Fuel's total revenues in 1995.

      Mountain Fuel has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1995-96 heating season, Mountain Fuel is using a design-day demand of 851,906 Dth. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

      Mountain Fuel's total industrial deliveries, including both sales and transportation, continued to increase and expanded from 60,264 Mdth in 1994 to 68,779 Mdth in 1995. Sales to industrial customers increased for the third consecutive year and expanded from 8,882 Mdth in 1994 to 9,210 Mdth in 1995. The increase in total industrial deliveries reflects Utah's economic prosperity and the strength of several major industries as well as the success of Mountain Fuel's marketing efforts.

      Mountain Fuel has been providing transportation service since 1986. It has worked diligently to retain its transportation customers and to offer them cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Mountain Fuel's sales rates. Under Mountain Fuel's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth and uses Mountain Fuel's released capacity on Questar Pipeline's transmission system. Mountain Fuel receives demand cost credits from Questar Pipeline for transportation customers that use this released capacity. These credits totaled $13.0 million for the 12-month period ending August 31, 1995 (the second year of Questar Pipeline's restructured operations).

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

      Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties. During 1995, it satisfied 64 percent of its system requirements with the cost-of-service gas produced from such properties. (As defined, cost-of-service gas includes the gas attributable to royalty interest owners.) These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Mountain Fuel's investment in these properties is included in its rate base. (A court-approved settlement agreement, described in Note K in the Notes to Consolidated Financial Statements, specifies the terms relating to the ownership and operation of these properties.) Mountain Fuel estimates that it had reserves of 389,440 MMcf as of year-end 1995, compared to 416,312 MMcf as of year-end 1994. (The reserve numbers do not include volumes attributable to royalty interests.) The average wellhead cost associated with Mountain Fuel's cost-of-service reserves was $1.25 per Dth in 1995. During 1995, Mountain Fuel recorded $4.4 million in
Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Mountain Fuel believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

      Mountain Fuel uses storage capacity at Clay Basin to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

      Mountain Fuel has been directly responsible for its gas acquisition activities since September 1, 1993. Mountain Fuel has a balanced and diversified portfolio of approximately 45 gas supply contracts with more than 35 suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under longer-term contracts, primarily during the winter heating season. The contracts have market-price provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In its latest semi-annual purchased gas cost filing, Mountain Fuel estimated that its average wellhead cost of field-purchased gas would be $1.34 per Dth for 1996.

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

      Mountain Fuel is continuing to expand the size of its customer base by entering new service areas. During 1996, it will extend service to Ogden Valley, an area east of Ogden, Utah. Mountain Fuel is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Most households in Mountain Fuel's service area already use natural gas for space and water heating. Mountain Fuel's market share for other gas appliances, e.g., ranges and dryers, has historically been less than 20 percent, which is significantly lower than its 85-95 percent market share for furnaces and water heaters. Mountain Fuel has marketing campaigns to convince existing customers to take advantage of natural gas's lower prices and greater efficiency by converting other appliances to natural gas. It also has marketing campaigns to motivate contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes.

      Mountain Fuel believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional appliances to natural gas. Consequently, Mountain Fuel has worked to develop and follow an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas and to increase its operating efficiency. Mountain Fuel's rates for general service customers in Utah continue to be lower than they were 10-11 years ago. Using rates in effect as of January 1, 1996, the typical residential customer in Utah would have an annual bill of $490.42, compared to an annual bill of $607.07, using rates in effect as of January 1, 1985.

      The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Mountain Fuel's service area and provides an alternative delivery source for Mountain Fuel's transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of Kern River. The existence of this interstate pipeline system has made it possible for Mountain Fuel to extend service into a new area in Utah and to develop a second source of supply for its southern system. Mountain Fuel also obtained a tap on the Kern River line in Salt Lake County in order to facilitate the delivery of additional peak-day supplies to meet increasing demand.

      Within the last several years, Mountain Fuel has increased its activities to encourage the use of natural gas as a fuel in automobiles, trucks, buses and forklifts. It has expanded the number of its service vehicles using natural gas and has helped convert fleet vehicles owned by several state agencies, commercial businesses, municipalities, and others. There are a total of 86 natural gas refueling stations in Mountain Fuel's service area, including 23 that are open to the public. Mountain Fuel is actively promoting the environmental advantages of natural gas. Portions of its service area do not satisfy the ambient air quality standards set by the Environmental Protection Agency.

      Mountain Fuel has adopted innovative measures to deal with competitive pressures during the last several years and to maintain its competitive posture for the future. One measure of improved efficiency is the number of customers served per employee. The ratio has improved from 388 customers per employee for 1994 to 423 customers per employee for 1995. A goal of 440 customers per employee has been established for 1996.

      The significant improvement in this ratio resulted from Mountain Fuel's 1995 consolidation activities. Mountain Fuel closed four offices and reduced the size of six additional offices as it consolidated customer service functions such as dispatching, telephone service, and engineering. A special early retirement offer was accepted by 109 of 169 employees effective April 30, 1995, allowing Mountain Fuel to reduce its workforce from 1,486 employees at year-end 1994 to 1,373 employees at year-end 1995.

      Mountain Fuel and all other local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, Mountain Fuel owns and controls the lines through which gas is delivered, is the only supplier of natural gas to residential customers, measures the consumption of gas used by its customers, and bills for consumption and related services. The services provided by Mountain Fuel are packaged and priced as a "bundle." Most unbundling discussions focus on extending residential and commercial customers the same choices provided industrial customers, i.e., allowing them to separate the commodity supply from the transportation service.

      A review of opportunities associated with unbundling has led to Mountain Fuel's assessment that it is well-positioned to succeed in a competitive environment. Extensive gas-supply and marketing experience may allow Mountain Fuel to secure and manage gas supplies for new customer groups while sophisticated customer information systems may allow it to perform billing and dispatch services for other entities. With an annual operating and maintenance expense of $158 per customer, a customer-to-employee ratio of 423 to 1, and an overall customer satisfaction ratio of 91.3 percent, Mountain Fuel is accurately described as an efficient local distribution company. Its operating efficiency is buttressed by owning the reserves to meet over 60 percent of its current demand and by having storage capacity to balance the relationship between production of its reserves and seasonal demands of residential customers.

      Mountain Fuel and other retail distribution companies have been subject to governmental regulation, as a substitute for competition. Other industries; airline, trucking, telecommunication, financial service, and interstate pipeline, have been and are being deregulated, and competitive market forces are forcing these industries to focus on operating efficiency. The substitution of competition for regulation will cause Mountain Fuel and other distribution companies to review their costs and levels of service.

      The PSCW asked Mountain Fuel and other Wyoming gas utilities to review the unbundling of transportation and commodity services. One Wyoming utility, KN Energy, Inc., recently obtained regulatory approval to unbundle sales service to a portion of its Wyoming customers. Mountain Fuel was a party to the regulatory proceedings reviewing KN Energy's application and is currently reviewing the advisability of offering unbundled services in Wyoming.

      The PSCU recently opened an informal docket to review the restructuring of electric utility services, but has not taken a similar action with gas utilities.

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

      During 1995, Mountain Fuel filed and settled a general rate case in Utah. Under the terms of the settlement, which became effective September 1, 1995, Mountain Fuel's approved revenue deficiency was $3.7 million, compared to the requested revenue deficiency of $11.4 million. Approximately $2 million of the $3.7 million will be recovered through new premise charges, with the remaining $1.7 million recovered through a change in the method for crediting revenues when pipeline capacity is released. The settlement agreement also permitted Mountain Fuel to incorporate a weather normalization mechanism in its rates on a phased-in basis. During the 1995-96 heating season, Mountain Fuel is using the mechanism with its commercial and equal payment customers, or approximately 40-45 percent of its general service load.

      The settlement agreement did not specify an authorized return on equity, but increased Mountain Fuel's allowed return on rate base from
10.08 percent to a range of 10.22 to 10.34 percent. The use of an historic test year allowed Mountain Fuel to retain the cost savings associated with reducing its labor force and consolidating its operations.

      Mountain Fuel does not expect to file a general rate case application with the PSCU or the PSCW in 1996. It did not file a general rate application with the PSCW in 1995. Under a 1993 order issued by the PSCW, Mountain Fuel is currently authorized to earn a return on rate base of 10.4 percent.

      Both the PSCU and the PSCW have authorized Mountain Fuel to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on a semi-annual basis. Mountain Fuel's latest semi-annual balancing account applications were approved January 1, 1996, and its base rates were decreased as the result of an overall decrease in the cost of natural gas and an adjustment to offset the collection in its gas balancing account.

      Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 18,027 miles of street mains, service lines, and interconnecting pipelines. Mountain Fuel has an office building adjacent to a warehouse, garage, and operations center in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and lines are constructed pursuant to franchise agreements or rights-of-way. Mountain Fuel has fee title to the properties on which its office building and operation and service centers are constructed.


Other Operations

      In addition to the three major lines of business, Questar has other operations that are discussed below.

      Questar Development Corporation. Questar Development has been functioning since 1984 to handle business development investments and real estate projects. A subsidiary, Interstate Land Corporation (Interstate Land), owns and manages real estate properties in Utah, Idaho, and Wyoming, including the Company's headquarters in downtown Salt Lake City, Utah. Interstate Land is managing a two-year project to remodel and enlarge this building that began in the fall of 1995.

      Questar InfoComm, Inc. Questar InfoComm operates data processing facilities and provides data processing services for other members of the Questar group of companies. It also operates a network of microwave facilities, all of which are located in Mountain Fuel's service area or near Questar Pipeline's transmission lines, for members of the affiliated group. Services are priced to recover operating expenses and a return on investment. During 1995, Questar InfoComm continued to expand services for nonaffiliated customers and to market five key products and services. The products and services are private line communications with microwave and fiber optics systems; telephone services including long-distance reselling; services involving the design installation and maintenance of networks; services to store and protect data; and the sale of software products for natural gas and energy markets.

Employees

      As of December 31, 1995, Questar and its affiliates had 2,510 employees compared to 2,624 at year-end 1994. None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees. Employee relations are generally deemed to be satisfactory.

Environmental Matters

      Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 1995, Questar and its affiliates continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. Entrada's liability for contamination is described in "Legal Proceedings" and in Note H in the Notes to Consolidated Financial Statements. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

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

      Questar is reporting 648 Bcf of natural gas reserves at year-end 1995. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

      Mountain Fuel files information using a FERC Form 2 format with the PSCU and PSCW and lists gas reserves of 455 Bcf (working interest) at December 31, 1995, which include reserves attributable to royalty interests. The 389 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note L exclude reserves attributable to royalty interests.

      Questar Pipeline files a Form 2 (Annual Report) with the FERC. The Form 2 discloses Questar Pipeline's cushion gas of 59.1 Bcf at December 31, 1995. This gas is not included in the total reserve number.

     Oil and Gas Production.1
                               1995   1994   1993
     Natural gas (MMcf)        69,295 75,094 67,807
     Oil (Mbbl)                 2,493  2,507  2,056

     1 Production quantities from all properties, including cost-of-service properties.

     Average Sales Price.2
                                1995   1994   1993
     Natural gas per Mcf        $1.33 $1.78  $1.85
     Oil per Bbl                15.96 14.76  16.68

     2 Average sales price is calculated on production excluding cost-of-service volumes.

     Average Production (Lifting) Cost. The average production cost per energy equivalent Mcf (Mcfe) excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6,000 cubic feet of gas.

                                1995   1994   1993
     Production cost per Mcfe   $ .57 $ .52  $ .60

     Producing Wells at December 31, 1995.
                                       Gas    Oil
     Gross wells                      2,538  1,447
     Net wells                          910    403

      The number for gross wells includes 75 wells with multiple completions.

      Leasehold Acreage at December 31, 1995. Questar's affiliates can retain their interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. All leasehold acreage is located in the United States. Approximately 80 percent of the unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 20 percent is attributable to fee leases that generally have three- to five-year terms. About 35 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken.

      The following chart lists the Company's consolidated productive and unproved acreage by state:

          State                   Productive              Unproved
                          Gross       Net        Gross       Net

      Arizona                                     480        450
      Arkansas           4,156        833         588        392
      California                                4,725        994
      Colorado         120,061     83,242     291,832    170,322
      Idaho                                    44,175     10,650
      Illinois          25,722     18,166      13,796      4,145
      Indiana            1,311        273       1,536        468
      Kansas           115,191     22,987      52,347     17,818
      Kentucky           5,131        715      17,245      7,007
      Louisiana            640          8
      Michigan           3,780        551       5,891      1,214
      Minnesota                                   313        104
      Montana           51,719      9,007     339,738     65,615
      Nebraska           3,639      1,444     162,185     44,615
      Nevada               520        520      20,530     20,392
      New Mexico       134,978     81,203      39,722     20,896
      New York          24,503      5,174
      North Dakota      51,629      4,006     153,448     23,847
      Ohio               2,701         65         202         43
      Oklahoma       1,154,138    210,479     277,963     50,449
      Oregon                                   43,868      7,670
      Pennsylvania         763        198
      South Dakota       8,718        640     204,490    107,055
      Texas            306,686     19,924       7,613      3,271
      Utah              71,912     40,747     140,094     55,485
      Washington                               26,631     10,046
      West Virginia      6,474        923
      Wyoming          238,108    144,340     430,246    250,072
          Total      2,332,480    645,445   2,279,658    873,020


      Net Productive and Dry Wells Drilled.
                Exploratory Wells      Development Wells
                1995   1994    1993    1995    1994   1993
     Productive   2      1       1      24      31     63
     Dry          3      1       5       1       5      7

     Total        5      2       6      25      36     70

     Present Activities. At year-end 1995, Questar affiliates had a working interest in 16 wells waiting on completion and 4 wells being drilled.

     Delivery Commitments. Mountain Fuel is obligated to deliver natural gas to about 593,000 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

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

      During 1995, Entrada completed soil remediation activities on the property, using an in situ vitrification procedure. It is continuing to conduct ground water remediation activities. Entrada has recorded all costs spent on the matter and has accounted for all settlement proceeds, accruals, and insurance claims. It has received cash settlements, which together with accruals and insurance receivables, should be sufficient for future clean-up costs.

      Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline that resulted from an adverse jury verdict. The jury, in late 1994, awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortuous interference with a contract. The presiding judge has still not issued a decision concerning the competing forms of judgment entered by the opposing parties. Mountain Fuel expects that any amounts arising from the breach of contract claims will be included in its gas balancing account and recovered in its rates for natural gas service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of stockholders during the last quarter of 1995.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note M in the Notes to Consolidated Financial Statements. As of February 29, 1996, Questar had 11,496 shareholders of record and estimates that it had an additional 13,000-15,000 beneficial holders.

ITEM 6.  SELECTED FINANCIAL DATA

                                     Year Ended December 31,
                                         1995        1994        1993        1992        1991
                                     (In Thousands, Except Per Share Amounts)
Revenues                                $649,287    $670,318    $660,430    $591,346    $624,263
Operating expenses
  Natural gas purchases                  199,419     212,528     224,500     201,018     247,762
  Other expenses                         307,842     303,132     287,636     252,792     243,197
    Total operating expenses             507,261     515,660     512,136     453,810     490,959
    Operating income                    $142,026    $154,658    $148,294    $137,536    $133,304

Write-down of investment in
   Nextel Communications                            ($61,743)

Income from continuing operations        $83,786     $49,417     $84,464     $73,771     $66,752
Gain from sale of Questar Telecom
   to Nextel Communications                           38,126
Loss from discontinued operations                                 (2,772)     (2,437)     (2,719)
Cumulative effect of change in
  accounting for income taxes                                                  9,303
  Net income                             $83,786     $87,543     $81,692     $80,637     $64,033

Earnings per common share
  Income from continuing operations        $2.05       $1.21       $2.10       $1.85       $1.70
  Gain from sale of discontinued
    operations                                          0.95
  Loss from discontinued operations                                (0.07)      (0.06)      (0.07)
  Cumulative effect                                                             0.23
    Net income                             $2.05       $2.16       $2.03       $2.02       $1.63

Dividends per common share                 $1.16       $1.13       $1.09       $1.04       $1.01
Book value per common share                17.51       16.17       14.99       13.92       12.78
Total assets                           1,584,553   1,585,575   1,417,687   1,320,358   1,212,519
Net cash provided from operating
  activities                             204,171     163,375     194,982     160,179     156,029
Capital expenditures                    $118,188    $276,882    $168,388    $180,061    $142,250

Capitalization
  Long-term debt                        $421,695    $494,684    $371,713    $364,594    $354,327
  Redeemable cumulative preferred
    stock                                  4,957       6,324       7,525       8,726       9,955
  Common stock                           712,675     653,589     601,942     553,810     501,968
    Total capitalization              $1,139,327  $1,154,597    $981,180    $927,130    $866,250

Note - Selected financial data for 1991 and 1992 has been reclassified for the reporting of discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Questar Corporation's 1995 net income was $83,786,000, or $2.05 per share, compared with $87,543,000, or $2.16 per share, in 1994, and $81,692,000, or $2.03 per share, in 1993.

Exploration and production operations had 1995 income of $31,915,000, compared with $40,216,000 in 1994 and $36,325,000 in 1993. Lower prices for natural gas were the primary factor causing lower earnings in 1995.

Natural gas transmission operation's income was $24,648,000 in 1995 compared with $25,829,000 in 1994 and $23,275,000 in 1993.
Decreased gas production caused by lower gas prices resulted in a reduction in the volumes of gas gathered. Interruptible-transportation activities were lower in 1995 because of a shift to capacity release services. Firm-storage capacity increased to 46.3 Bcf in the second quarter of 1995.

Natural gas distribution operations earned $23,668,000 in 1995 compared with $23,352,000 in 1994 and $25,069,000 in 1993. A
1995 general rate case settlement, 3.6% increase in the number of customers, increased transportation for industrial customers and productivity improvement measures offset the effects of temperatures that were 5% warmer than the prior year.

Other operations reported net income of $3,555,000 in 1995 compared with net losses of $1,854,000 in 1994, excluding the write down of investment in Nextel, and $205,000 in 1993. A write-down of investment in Nextel Communications of $38,126,000 after income taxes was reported by the Company in the fourth quarter of 1994. An after-tax gain of $38,126,000 was recorded in the third quarter of 1994 when the Company received 3,875,950 shares of Nextel in exchange for its Questar Telecom subsidiary.

Questar's net cash provided from operating activities in 1995 of $204,171,000 exceeded the sum of capital spending of $118,188,000 and dividends paid of $47,525,000. This cash, together with cash generated from selling investments in securities and assets, and reinvesting dividends, was used to repay long- and short-term debt. Capital spending for 1996 is projected to be $235,000,000 and is expected to be financed with cash flow from operations, bank loans and short-term debt. Long-term debt represented 37% of consolidated capitalization at December 31, 1995.

The Company announced in February 1996 the creation of a new subsidiary and plans to align its subsidiaries in support of a new strategic direction emphasizing energy services. The Company will organize its structure into two primary strategic functions, regulated and nonregulated. The new subsidiary, Questar Energy Services Inc., will market natural gas and electricity for both individual and industrial customers and provide other energy-related services throughout the country. Questar Energy Services Inc. will be part of the nonregulated group that includes exploration, production and marketing. The regulated group includes natural gas transmission and natural gas distribution activities.

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION -  Celsius Energy, Universal
Resources and Wexpro (E&P group) conduct exploration, production and marketing operations. Following are operating income and statistics for these operations:

                                            Year Ended December 31,
                                         1995        1994        1993
                                                 (Dollars In Thousands)
OPERATING INCOME
Revenues
  Natural gas production                 $43,511     $67,151     $59,911
  Oil and natural gas-liquids
   production                             38,884      36,045      32,965
  Natural gas marketing                  154,439     160,961     131,176
  Cost-of-service gas operations          59,831      57,870      49,595
  Plant and gathering operations           9,888       8,569       1,635
  Other                                    2,913       1,317       1,165
        Total revenues                   309,466     331,913     276,447
Operating expenses
  Natural gas purchases                  146,856     154,780     127,312
  Operating and maintenance               47,664      44,846      36,769
  Depreciation and amortization           50,044      48,542      44,614
  Oil-income sharing                       3,400       3,391       1,028
  Other taxes                             17,177      21,060      17,337
        Total expenses                   265,141     272,619     227,060
          Operating income               $44,325     $59,294     $49,387

OPERATING STATISTICS
  Production volumes
    Natural gas (in MMcf)                 32,663      37,659      32,299
    Oil and natural gas-liquids
     (in Mbbls)                            2,436       2,442       1,975
  Production revenue
    Natural gas (per Mcf)                  $1.33       $1.78       $1.85
    Oil and natural gas-liquids
      (per bbl)                           $15.96      $14.76      $16.68
  Gas marketing volumes (in Mdth)        109,374      88,941      65,143

Revenues were $22,447,000 lower in 1995 when compared with the same period in 1994 primarily because of lower selling prices for natural gas. The average selling price of natural gas in 1995 was $1.33 per Mcf, 25% below the average price for 1994. The average selling price in 1994 was 4% below the average price in 1993. Gas selling prices in the Rocky Mountain region were near $1 per Mcf for much of 1995, while gas selling prices in the Midcontinent region in which Universal Resources operates, were near $1.50 per Mcf. In response to the low selling prices, Celsius Energy, which operates in the Rocky Mountain region, began shutting in production in June 1995.
For most of the second half of 1995, Celsius shut in 20 to 25 MMcf per day representing about 50% of Celsius' gas production. Gas production in 1995 was 13% below 1994's level primarily due to shutting in production in 1995. An abundance of cheap hydroelectric power, warmer-than-normal weather and the continued availability of low-priced Canadian gas have reduced demand in the Rocky Mountains causing gas prices to drop.

Gas-marketing volumes expanded by 23% in 1995 as the E&P group purchased low-cost gas on the open market and delivered it to fulfill fixed-price contracts. The substitution of purchased gas for produced gas enabled the E&P group to minimize lost revenue from shut-in production. Much of the shut-in gas was producing during the first quarter of 1996 in response to seasonal demand.

The E&P group periodically enters into swaps, futures contracts or options agreements to hedge its exposure to price fluctuations in connection with marketing production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in marketing activities. Face value of these contracts at December 31, 1995 was $73.4 million, which exceeded market value by $3.6 million. During the 1995 - 1996 heating season, between 70 and 80% of Rocky Mountain gas production and 15 to 30% of Midcontinent gas production were covered under price-hedging contracts.

Revenues from the sale of oil and natural gas liquids were higher in 1995 compared with the prior year because of an 8% higher average selling price. Oil and natural gas liquids production for 1995 was virtually unchanged when compared with 1994, after increasing 24% in 1994 and declining 5% in 1993.

Expansion of gas and oil reserves slowed in 1995 compared to 1994 largely as a result of low gas prices and increased competition for purchasing existing reserves. Celsius Energy and Universal Resources added 32.2 Bcf equivalent (Bcfe) of natural gas reserves in 1995 reflecting a 73% reserve-replacement ratio. These two companies added 147.5 Bcfe in 1994 through a successful acquisitions, exploration and development strategy that resulted in a reserve-replacement ratio of 307%. In 1994, Universal Resources completed three acquisitions with a total cost of $113 million, adding 127 Bcfe of natural gas and oil reserves, related equipment and facilities and liquids extraction plants that resulted in higher production volumes in that year. The acquired properties are located in the Midcontinent and southwestern areas of the United States.

Revenues from gas-processing plants and gathering systems increased in 1995 and 1994. A majority of the increase was the result of acquiring facilities along with the reserves purchased in 1994. The plants generate revenues by extracting liquids from natural gas streams.

Revenues from Wexpro's cost-of-service gas operations continued to grow in 1995 due to higher depreciation charges and production taxes on increased volumes. However, the investment base decreased because of the effects of weak gas prices on development prospects. Activity focused on investment in and operation of gas-development properties in the Church Buttes, Bruff and Birch Creek areas of southwestern Wyoming. Wexpro's net investment in cost-of-service gas operations was $89,431,000 in 1995, $98,134,000 in 1994 and $92,561,000 in
1993. Wexpro's after-tax return on investment in those properties ranges from 14% to 22%.

Settlements of gas-sales contracts by gas purchasers added $4.3 million to other income in 1995.


NATURAL GAS TRANSMISSION - Questar Pipeline conducts natural gas transmission, storage, and gathering operations. Following are operating income and statistics for these operations:

                                            Year Ended December 31,
                                         1995        1994        1993
                                            (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                         $61,749     $61,844     $51,590
  Gathering                               21,644      23,641      20,386
  Storage                                 31,276      27,620      14,698
  Sales for resale                                                81,813
  Other                                    2,686       2,503       3,141
        Total revenues                   117,355     115,608     171,628
Operating expenses
  Natural gas purchases                                           56,022
  Operating and maintenance               44,634      42,778      48,356
  Depreciation and amortization           16,614      15,453      14,084
  Other taxes                              4,170       4,499       3,915
        Total expenses                    65,418      62,730     122,377
          Operating income               $51,937     $52,878     $49,251

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Transportation
      For unaffiliated customers         151,943     129,250     113,589
      For Mountain Fuel                   79,872      75,941      65,061
      For other affiliated customers      38,839      45,093      35,599
        Total transportation             270,654     250,284     214,249
    Sales for resale to Mountain Fuel                             24,337
        Total system throughput          270,654     250,284     238,586
    Gathering
      For unaffiliated customers          39,028      39,800      34,348
      For Mountain Fuel                   31,691      32,098      44,432
      For other affiliated customers       5,949      12,085      13,988
        Total gathering                   76,668      83,983      92,768

   Clay Basin storage working gas-
     volumes (in Bcf)                       46.3        41.8        31.0
  Natural gas revenue (per dth)
    Transportation                         $0.23       $0.25       $0.24
    Gathering                               0.28        0.28        0.22
    Sales for resale                                                3.36
  Natural gas purchase cost (per dth)                               2.28

Revenues were 2% higher in 1995 compared with 1994 after decreasing 33% from 1993 to 1994. The 1995 rise was the result of increased storage activities at Questar Pipeline's Clay Basin storage reservoir. Questar Pipeline began a program in 1993 to expand firm-storage service offered at its Clay Basin storage facility and completed the program in May 1995 with the signing of contracts for an additional 4.5 Bcf of firm-storage capacity. Working-gas storage capacity increased from 31 Bcf in 1993 to 46.3 Bcf in May 1995. Storage capacity at year-end 1995 was 100% subscribed with contractual terms extending up to 29 years. Storage revenues increased $3,656,000 in 1995 and $12,922,000 in 1994. Increased capacity and the associated service at Clay Basin were responsible for all of the 1995 increase in revenues and $3,400,000 of the 1994 increase. The remaining 1994 change in storage revenues was a result of unbundling and reclassifying peaking-storage service from sales-for-resale revenues. Peaking storage is designed to meet peak daily demand requirements of Mountain Fuel.

Lower revenues from gas gathering and interruptible transmission activities partially offset the higher storage revenues in 1995 as compared with 1994. Weak gas prices in the Rocky Mountain region caused producers to reduce gas production. Gas gathering revenues decreased 8% in 1995 after increasing 16% in 1994. Questar Pipeline has expanded its gas gathering operations in the past several years in the Birch Creek, Bruff and Henry areas of southwestern Wyoming.

The primary cause of a $56,020,000 decrease in Questar Pipeline's revenues reported in 1994 compared with 1993 was the termination of sales-for-resale activities under the regulations of FERC Order No. 636. This order unbundled the components of sales-for-resale, transmission, gathering and storage into separate activities. Also as a result of Order No. 636, short-term changes in firm-transportation volumes do not have a significant impact on current operating results because about 96% of the cost of service is recovered equally each month in the reservation component of rates.

Most of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Roughly 84% of firm-transportation capacity is reserved for terms of at least three years. Firm-transportation customers can release that capacity to third parties when it is not required for their own needs. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 79% of the total reserved daily transportation capacity. Interruptible-transportation revenues in 1995 decreased as a result of a shift by customers from interruptible-transportation service to a lower cost capacity-release service.

Questar Pipeline filed a general rate case with the FERC on July 31, 1995, seeking an increase in jurisdictional revenues. The request for additional revenues was intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect costs associated with employee postretirement benefits. By order issued August 31, 1995, Questar Pipeline's rate filing was accepted with an effective date of February 1, 1996, subject to refund. Questar Pipeline expects to reach a settlement, which would avoid a lengthy hearing process.

Questar Pipeline concurrently filed a plan with the FERC to transfer about $53 million of gathering assets, net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. The FERC approved the transfer
February 28, 1996.

In December 1995, Questar Pipeline announced it would not complete the purchase of Tennessee Gas Pipeline Company's 50% interest in the Kern River Gas Transmission Company following a Federal Trade Commission decision to oppose the transaction. The $1.2 million cost of the unsuccessful bid was expensed in 1995.

Questar Pipeline, through a partnership, is a 50% owner of a gas processing plant in southwestern Wyoming. The Blacks Fork Processing plant, which cost $20 million to build, began operations in the second quarter of 1995 and Questar Pipeline's share of earnings before taxes was $314,000. Questar Pipeline operating results also include its 18% share or $1.2 million of earnings before income taxes reported by Overthrust Pipeline Company. A significant portion of Overthrust Pipeline's 1995 earnings was due to a shipper's buyout of a transportation contract.


NATURAL GAS DISTRIBUTION - Mountain Fuel conducts natural gas distribution operations. Following are operating income and statistics for these operations:

                                            Year Ended December 31,
                                         1995        1994        1993
                                            (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales      $315,458    $329,576    $360,210
  Industrial sales                        22,479      24,395      21,678
  Industrial transportation                6,127       5,665       5,898
  Other                                   18,705      18,624      14,605
        Total revenues                   362,769     378,260     402,391

Operating expenses
  Natural gas purchases                  190,606     210,507     230,139
  Operating and maintenance               93,384      94,094      92,486
  Depreciation and amortization           25,469      24,749      23,244
  Other taxes                              9,588       9,589      10,013
        Total expenses                   319,047     338,939     355,882
          Operating income               $43,722     $39,321     $46,509

OPERATING STATISTICS
  Natural gas volumes (in Mdth)
    Residential and commercial sales      73,950      74,233      79,369
    Industrial deliveries
      Sales                                9,210       8,882       6,514
      Transportation                      59,569      51,382      53,105
        Total industrial                  68,779      60,264      59,619
        Total deliveries                 142,729     134,497     138,988
  Natural gas revenue (per dth)
    Residential and commercial             $4.27       $4.44       $4.54
    Industrial sales                        2.44        2.75        3.33
    Transportation for industrial
      customers                             0.10        0.11        0.11
Natural gas purchase price (per dth)       $2.16       $2.40       $2.52
Heating degree days (normal 5,801)         5,047       5,290       6,073
   Colder (warmer) than normal              (13%)        (9%)          5%
Number of customers at end of period     592,738     572,174     550,184

Revenues, net of gas costs, increased $4,410,000 in 1995 when compared with 1994 after decreasing $4,499,000 in 1994 when compared with 1993. The positive influences derived from a general rate case settlement, a 3.6% increase in the number of customers, an increase in transportation volumes for industrial customers and productivity improvement measures offset the effect of temperatures that were 5% warmer than were experienced in 1994.

On August 11, 1995, the Utah Public Service Commission (UPSC) approved a settlement of Mountain Fuel's general rate case filed April 13, 1995. Mountain Fuel received a $3.7 million increase in revenues. The settlement allowed the Company to implement a weather normalization adjustment, provided about $2 million in additional revenues through a new-premises fee and added about $1.7 million from sharing capacity-release revenues. The settlement did not specify an authorized return on equity, but Mountain Fuel's allowed return on rate base
increased from 10.08% to between 10.22% and 10.34%.   A
weather-normalization adjustment applied to about 40% of Mountain Fuel's weather sensitive volumes for the last quarter of 1995 and reduced the net income effect caused by warmer-than-normal temperatures by about $1.3 million.
Mountain Fuel pays for firm-transportation capacity and sells unused firm-transportation capacity as capacity-release service. Under the rate settlement, Mountain Fuel is allowed to credit 20% of capacity-release revenues, which amounted to $676,000 in 1995, to earnings.

Natural gas deliveries to residential and commercial customers were largely unchanged in 1995 when compared with 1994. Both years experienced warmer-than-normal temperatures and a near 4% increase in the number of customers. Sales volumes dropped 6% in 1994 after increasing 16% in 1993 due to 1994 being 13% warmer than 1993. The number of customers increased by 3.6% in 1995, 4.0% in 1994 and 3.4% in 1993.

Gas deliveries to industrial customers increased by 14% in 1995 and 1% in 1994. Mountain Fuel's service area has experienced strong economic growth for several successive years. The Company has benefitted from a higher gas demand for expanded operations and environmental reasons.

Mountain Fuel closed four regional offices and reduced functions at six other offices in an effort to consolidate and restructure operations. In addition, the Company's offer of early retirement was accepted by 109 employees effective April 30, 1995. The cost reductions associated with these changes averaged $400,000 per month or about $3.2 million for 1995. The early retirement program did not cause a material increase in pension expense. Mountain Fuel is depending on its investment in customer information system technology to provide increased efficiency in serving customers. Mountain Fuel's customers satisfaction rating continued to increase reaching a record 91.3% in 1995.

Starting in 1993, Mountain Fuel began accruing gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the reporting period. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994, in accordance with a UPSC rate order. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period.
In addition in 1994, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction in gas costs associated with these unbilled revenues. This transaction added about $3.5 million to net income in 1994.


OTHER OPERATIONS - Following is a summary of the results from Questar's other operations:

                                            Year Ended December 31,
                                         1995        1994        1993
                                               (In Thousands)
Corporate and other
  Net income (loss)                       $3,555    ($39,980)      ($205)

Discontinued operations
 Gain from sale of Questar Telecom                    38,126
 Loss from discontinued operations                                (2,772)

In the third quarter of 1994, Questar Corporation sold Questar Telecom to Nextel Communications in exchange for 3.9 million shares of Nextel common stock reporting a $38.1 million after-tax gain from the sale. At year-end 1994, the Company wrote down its investment in Nextel Communications by $61.7 million before income taxes, or $.95 per share after income taxes. Since Questar Telecom represented all of Questar's specialized mobile radio operations, these operations were disclosed as discontinued on Questar's financial statements.

Other operations earned $3,555,000 during 1995 as a result of gains from the sale of securities, FCC licenses and equipment, and the absence of losses reported by FuelMaker Corp. Net losses of $1,854,000 for 1994, excluding the write down of investment in Nextel, and $205,000 in 1993 were largely due to operating losses reported by FuelMaker.

The Company wrote off its investment in FuelMaker in the fourth quarter of 1994. The write-off of investment and a note receivable totalled $3,368,000 and was offset by income tax benefits resulting in no effect on net income. FuelMaker reported operating losses of $1,930,000 for 1994 and $1,710,000 for 1993.

The Company has been named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Clean-up of the site was essentially completed in 1995. Future efforts will be focused on maintenance of a ground water filtration system at the site. Entrada began remediation in 1994 under a plan approved by both the Environmental Protection Agency and the Utah Department of Health. Settlements were reached with the other major potentially responsible parties and an accrual was established for the remedial work costs. Management believes that current accruals of $982,000, recorded in deferred credits, will be sufficient for estimated remaining clean-up and site maintenance costs, which are expected to be incurred over the next several years. Total cost of the clean-up project through December 31, 1995 was $19,892,000. The Company has recorded a receivable from an insurance company of $1,642,000 for expected payments related to the Wasatch Chemical clean-up. Additional amounts may be collected from the insurance company if future clean-up costs are higher than anticipated.

CONSOLIDATED OPERATING RESULTS

Revenues: Consolidated revenues declined 3% in 1995 due largely to lower selling prices for natural gas. Revenues increased 1% in 1994 as a result of higher natural gas production and gas marketing sales by the E&P group partially offset by lower gas deliveries to Mountain Fuel's residential and commercial customers.

Natural gas purchases and operating expenses: Natural gas purchases declined 6% in 1995 when compared with 1994 due primarily to lower gas costs. Natural gas purchases decreased 5% in 1994 because of lower gas volumes sold by Mountain Fuel. Operating and maintenance expenses increased 3% in both 1995 and 1994 primary due to expansion of the number of producing properties by the E&P group, growth in natural gas transmission operations and more customers and expanded service territory
for Mountain Fuel.   A restructuring of service centers and an
early retirement plan at Mountain Fuel reduced operating expenses by about $3,200,000, partially offsetting other increases in 1995 operating expenses. Operating costs in 1994 were partially offset by $5,976,000 of gas-production credits received from selling gas from a discontinued pressure maintenance project. Selling gas from the project ended in the second quarter of 1995.

Depreciation expense and other taxes: Depreciation and amortization expense increased 3% in 1995, due largely to increased investment in natural gas distribution and natural gas transmission facilities, partially offset by lower gas production by the E&P group. A 7% increase in depreciation in 1994 from 1993 was due to capital expenditure programs in all lines of business and higher natural gas production. The full cost amortization rate was $.80 per Mcfe in 1995 compared with $.78 per Mcfe in 1994 and $.80 per Mcfe in 1993. Other taxes, predominantly related to production of gas and oil, decreased in 1995 when compared with 1994 because of lower gas selling prices. Increased production of natural gas in 1994 compared with 1993 resulted in higher levels of production-related taxes.

Interest and other income: Interest and other income of $17,314,000 was $12,357,000 higher in 1995 compared with 1994 due primarily to the following transactions:

                                                     1995        1994        1993
                                                            (In Thousands)
Sales of Nextel and other securities                  $4,438
Settlement of gas sales contracts                      4,315
Gain from the sale of FCC licenses and equipment       1,239
Expenses of Kern River Pipeline bid and
  other projects                                      (2,310)    ($2,110)
One-time reduction of gas costs                                    5,589
Return on working gas inventory                        2,697       2,294        $841
Earnings (losses) of equity investees                  1,561      (1,555)     (1,404)
Write-off of FuelMaker equity and note receivable                 (3,368)
Interest income                                        5,374       4,107       4,195
                                                     $17,314      $4,957      $3,632

Income taxes: The effective income tax rate was 28.1% in 1995, 14.9% in 1994 and 28.4% in 1993. Income tax rates were below the statutory rate of about 38%, primarily due to tight-sands production tax credits. These income tax credits were received from production of gas from certain properties. Credits of $8,395,000 for 1995, $10,289,000 for 1994, and $11,026,000 in
1993 increased net income by reducing income tax expenses. The lower effective tax rate reported in 1994 was due to the effect of these credits on lower pre-tax income.

Robert E. Kadlec is a member of the Boards of Directors of Questar Corporation and BC Gas Inc. and former President and
Chief Executive Officer of BC Gas Inc.   BC Gas has several gas
supply contracts with Universal Resources to purchase gas during portions of the 1995-1996 and 1996-1997 winter heating seasons and also has long-term contracts with Questar Pipeline for storage service. The Company and BC Gas are former owners of FuelMaker Corporation. The Company sold its interest in FuelMaker during 1995.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, in October 1995 effective for financial statements for fiscal years beginning
after December 15, 1995.   Statement No. 123 generally requires
a company to measure the effect of transactions based in a company's stock at the fair value of the stock on the date of issuance. However, Statement No. 123 also allows a company to choose to either calculate earnings based on fair value of the stock or to continue to account for stock-based transactions using an intrinsic value. Generally, no expense is recorded under the intrinsic value method because option price equals market value on the grant date. Management expects to continue recording stock-based transactions based on intrinsic value. The Company will adopt Statement No. 123 for the 1996 Annual Report to Shareholders.

In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, that becomes effective for the Company January 1, 1996. Statement No. 121 requires the Company to review for impairment, assets that are held and used whenever events or changes in circumstances indicate that an asset's carrying value may not be recoverable. If impairment is indicated, the Company must reduce the carrying value of the asset in question. The Company will adopt Statement No. 121 in 1996 and does not expect a significant effect to either operating results or the balance sheet.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities climbed 25% above the amount reported for 1994 to $204,171,000, while spending for capital projects fell 57% to $118,188,000. In addition, cash received from the sales of securities and other assets amounted to $21,195,000. The resulting excess of cash inflows over the amount spent for capital projects and dividend payments provided for a $73,685,000 repayment of long-and short-term debt.

Operating Activities:

                                            Year Ended December 31,
                                         1995        1994        1993
                                               (In Thousands)
Net cash provided from operating
  activities                            $204,171    $163,375    $194,982

An increase in noncash expenses such as depreciation and deferred income taxes, plus a reduction of accounts receivable, provided a 25% increase in net cash provided from operating activities. Depreciation expense increased because of additional investment in plant. Deferred income taxes increased primarily due to accelerated depreciation for tax purposes and a decrease in the purchased-gas adjustment account. In 1994, net cash provided from operating activities was 16% less than the previous year because of a reduction in cash flow from working-capital accounts.

Investing Activities:

Capital expenditures for 1995 were less than one-half the level of 1994 due to the impact of lower gas prices on projects' economics and fewer acquisitions. Capital expenditures reached a record level in 1994, largely driven by the acquisitions of gas and oil properties by the E&P group. Following is a summary of capital expenditures for 1995 and 1994, plus a forecast for 1996:

                                           Year Ended December 31,
                                         1996
                                      Estimated      1995        1994
                                                (In Thousands)
Exploration and production
Exploration                               $9,400      $6,144     $11,561
Development                               21,000      15,424      25,252
Reserve acquisitions                      57,400         731      99,892
Cost-of-service gas development            7,900       4,357      15,116
                                          95,700      26,656     151,821
Natural gas transmission
Transmission lines                        22,400      15,216       1,878
Gathering facilities                       6,200       3,050       9,392
Clay Basin cushion gas and expansion       1,300       2,500      42,196
Partnerships                               4,800       2,082         614
General and other                          6,200       4,924       4,147
                                          40,900      27,772      58,227
Natural gas distribution
New-customer service equipment            27,700      24,950      22,343
Distribution system                       11,300       9,981       7,085
Buildings                                  1,500       3,473       7,193
Computer software and hardware             6,600       5,121       5,849
General and other                          7,900       7,888      11,346
                                          55,000      51,413      53,816
Other operations
General office building                   12,000       2,433
Special projects                          21,000
Investment in Questar Telecom                                      8,080
Other                                     10,200       9,914       4,938
                                          43,200      12,347      13,018
                                        $234,800    $118,188    $276,882

Exploration and Production
The exploration and production operations participated in drilling 105 wells in 1995 of which 53 were completed as gas wells, 20 were oil wells, 12 were dry holes and 20 were in progress at year-end. The 1995 drilling program had an overall success rate of 86%.

Natural Gas Transmission
Questar Pipeline's 1995 capital expenditures included replacement of sections of gas mainlines, completion of the Clay Basin storage project and cushion-gas injection, and expansion of the gathering system.

Natural Gas Distribution
Mountain Fuel's capital spending is primarily in response to a rapid increase in the number of customers, amounting to 20,564 in 1995, 21,990 in 1994 and 18,075 in 1993 due to population growth and construction activity in its service area. Mountain Fuel extended its system by 559 miles of main, feeder and service lines in 1995.

Other Operations
Remodeling corporate offices and construction of a data processing center, which will be specifically constructed to absorb seismic forces, were the primarily capital projects in this line of business. A $21 million amount has been reserved for unspecified projects that may be accepted during 1996.

Financing Activities:

The Company's cash flow from operations was sufficient to fund its 1995 capital expenditures and repay long- and short-term debt. Additional cash was raised through asset sales and dividend reinvestment. Capital expenditures for 1996 and a scheduled $19 million repayment of long-term debt will be funded by cash generated internally; short - and long-term borrowings and possible sales of Nextel stock.

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $145,700,000. These lines have interest rates generally below the prime interest rate and are renewable annually. At December 31, 1995, short-term bank loans outstanding were $10,000,000 with an average interest rate of 5.97% and commercial-paper borrowings were $67,200,000 with an average interest rate of 6.00%. At December 31, 1994, short-term bank loans outstanding were $9,600,000 with an average interest rate of 5.95% and commercial-paper borrowings were $85,300,000 with an average interest rate of 5.96%. Commercial-paper borrowings are backed by the short-term line-of-credit arrangements, and rated P-1 and A-1 by Moody's and Standard and Poor's, respectively.

The Company typically has negative net working capital at the end of the year because of short-term borrowings. These borrowings are seasonal and generally peak at the end of December because of cold-weather gas purchases.

Questar had a consolidated capital structure of 37% long-term debt and 63% common shareholders' equity at December 31, 1995. Moody's and Standard and Poor's have rated Mountain Fuel's and Questar Pipeline's long-term debt A-1 and A+, respectively.

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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement dated April 8, 1996, under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy
Statement will be filed with the Securities and Exchange Commission on or about April 8, 1996.

      The following individuals are serving as executive officers of the
Company:

                                   Primary Positions Held with
Name                               the Company and Affiliates

R. D. Cash           53    Chairman of the Board of Directors (May
                           1985); President and Chief Executive Officer,
                           Director (May 1984); Chairman of the Boards of Directors, all affiliates.

D. N. Rose           51    President and Chief Executive Officer,
                           Mountain Fuel (October 1984); Executive Vice
                           President, Questar (February 1996); Senior
                           Vice President, Questar (May 1985 to February
                           1986); Director (May 1984); Director,
                           Mountain Fuel (May 1984).

Gary L. Nordloh      48    President and Chief Executive Officer,
                           Wexpro, Celsius, and Universal Resources
                           (March 1991); Executive Vice President,
                           Questar (February 1996); Senior Vice
                           President, Questar (March 1991 to February
                           1996); Director, Celsius and Wexpro (June
                           1989); Director, Universal Resources (May
                           1989).

Clyde M. Heiner      57    Senior  Vice  President,  Questar (May 1984);
                           President and Chief Executive Officer,
                           Questar InfoComm (February 1993); President and Chief Executive Officer, Questar
                           Development  (May 1984); Director, Entrada
                           (May 1984), Questar Development (May 1984), and Questar InfoComm (February 1993).

A. J. Marushack      60    President and Chief Executive Officer,
                           Questar Pipeline (June 1984); Senior Vice
                           President, Questar (May 1985); Director,
                           Questar Pipeline (May 1984) and Wexpro (May
                           1985).

S. E. Parks          44    Vice President, Treasurer and Chief Financial
                           Officer, Questar and all affiliates (February
                           1996); Treasurer, Questar and affiliates (at various dates beginning in May 1984).

W. F. Edwards        50    Vice President, Investor Relations, Questar
                           (February 1996); Senior Vice President and
                           Chief Financial Officer, Questar (February
                           1989 to February 1996); Vice President and
                           Chief Financial Officer, affiliates (at
                           various dates beginning in May 1984 to
                           February 1996); Director, Questar Pipeline
                           (May 1985), Celsius (May 1988), and Universal
                           Resources (May 1988).

R. G. Groussman      60    Vice President and General Counsel (October
                           1984); Director, Wexpro (November 1976) and
                           Celsius (May 1988).

Connie C. Holbrook   49    Vice President and Corporate Secretary
                           (October 1984); Corporate Secretary, Mountain
                           Fuel and other affiliates (at various dates beginning in March 1982); Director, Celsius
                           (May 1985), Wexpro (May 1988), and Universal
                           Resources (June 1987).

      There is no "family relationship" between any of the listed officers or between any of them and the Company's directors. The executive officers serve at the pleasure of the Board of Directors. There is no arrangement or understanding under which the officers were selected. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the Company's definitive Proxy Statement dated April 8, 1996, under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information requested in this item is presented in Questar's definitive Proxy Statement dated April 8, 1996, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement dated April 8, 1996, under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement dated April 8, 1996, under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement dated April 8, 1996, under the section entitled "Election of Directors."


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

   3.1.* Restated Articles of Incorporation effective May 28, 1991. (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June 30, 1991.)

   3.2.* Bylaws (as amended effective August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for Quarter ended June 30, 1992.)

   4.3.* Rights Agreement dated as of February 13, 1996, between the Company and Chemical Mellon Shareholder Services L.L.
               C. pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 4. to Current Report on Form 8-K dated February 13, 1996.)

   10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

   10.2.1 Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 1996.

   10.3.1 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective February 13, 1996.

   10.4.*1 Questar Corporation Stock Option Plan, as amended effective February 13, 1990. (Exhibit No. 10.4. to Form 10-K Annual Report for 1990.)

   10.5.1 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 13, 1996.

   10.6.1 Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 13, 1996.

   10.7.1      Questar Corporation Deferred Compensation Plan for
               Directors, as amended and restated effective February 13, 1996.

   10.8.1 Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective February 13, 1996.

   10.9.1 Questar Corporation Equalization Benefit Plan, as amended and restated effective February 13, 1996.

   10.10.*1 Questar Corporation Stock Option Plan for Directors, as amended effective February 9, 1993. (Exhibit No. 10.10. to Form 10-K Annual Report for 1992.)

   10.11.*1    Form of Individual Indemnification Agreement dated
               February 9, 1993 between Questar Corporation and
               Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

   10.12.1 Questar Corporation Deferred Share Plan, as amended and restated effective February 13, 1996.

   10.13.1 Questar Corporation Deferred Compensation Plan, as amended and restated effective February 13, 1996.

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

   24.         Consent of Independent Auditors.

   25.         Power of Attorney.

   27.         Financial Data Schedule.

   99.1. Form 11-K Annual Report for the Questar Corporation Employee Investment Plan.

   99.2. Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15148,
               33-15149, 33-40800, 33-40801, and 33-48169).
________________________

   * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

   1 Exhibit so marked is management contract or compensation plan or arrangement.

      (b) The Company filed a Current Report on Form 8-K dated December 27, 1995, to report the termination of Questar Pipeline Company's proposed acquisition of Kern River Corporation, which is a wholly-owned subsidiary of Tennessee Gas Pipeline Company and which is one of two equal partners in the Kern River Gas Transmission Company.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 1995

QUESTAR CORPORATION

SALT LAKE CITY, UTAH



FORM 10-K -- ITEM 14 (a) (1) and (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Questar
Corporation and subsidiaries are included in Item 8:

Consolidated statements of income -- Years ended December 31, 1995,
1994 and 1993

Consolidated balance sheets -- December 31, 1995 and 1994

Consolidated statements of common shareholders' equity -- Years ended December 31, 1995, 1994 and 1993

Consolidated statements of cash flows -- Years ended December 31, 1995, 1994 and 1993

Notes to consolidated financial statements

Financial statements schedules, for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes A and J to the financial statements, Questar Corporation changed its method of accounting for certain equity securities and postemployment benefits in 1994.

ERNST & YOUNG LLP

Salt Lake City, Utah
February 9, 1996

QUESTAR CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended December 31,
                                                          1995        1994       1993
                                                 (In Thousands, Except Per Share Amounts)
REVENUES                                                 $649,287    $670,318  $660,430

OPERATING EXPENSES
  Natural gas purchases                                   199,419     212,528   224,500
  Operating and maintenance                               179,725     174,080   168,835
  Depreciation and amortization                            96,292      93,037    86,758
  Other taxes                                              31,825      36,015    32,043

    TOTAL OPERATING EXPENSES                              507,261     515,660   512,136

     OPERATING INCOME                                     142,026     154,658   148,294

INTEREST AND OTHER INCOME                                  17,314       4,957     3,632

WRITE-DOWN OF INVESTMENT IN NEXTEL
     COMMUNICATIONS - Note A                                          (61,743)

DEBT EXPENSE                                              (42,815)    (39,811)  (33,984)

     INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                116,525      58,061   117,942

INCOME TAXES - Note G                                      32,739       8,644    33,478

     INCOME FROM CONTINUING OPERATIONS                     83,786      49,417    84,464

DISCONTINUED OPERATIONS - Note B
  Gain from sale of Questar Telecom
     to Nextel Communications                                          38,126
  Loss from operations                                                           (2,772)

     NET INCOME                                           $83,786     $87,543   $81,692

EARNINGS PER COMMON SHARE
  Income from continuing operations                         $2.05       $1.21     $2.10
  Gain from sale of discontinued
    operations                                                           0.95
  Loss from discontinued operations                                               (0.07)
    Net income                                              $2.05       $2.16     $2.03

Average common shares outstanding                          40,552      40,292    39,995

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31,
                                                          1995        1994
                                                           (In Thousands)
CURRENT ASSETS
  Cash and short-term investments - Note E                 $5,122      $7,549
  Accounts receivable                                      97,334     116,625
  Unbilled gas accounts
    receivable - Note I                                    25,149      26,456
  Federal income taxes receivable                           4,045
  Inventories, at lower of average
    cost or market
    Gas stored underground                                 18,829      22,166
    Materials and supplies                                  9,281       7,932
      Total inventories                                    28,110      30,098
  Prepaid expenses and deposits                            10,965      12,397
     TOTAL CURRENT ASSETS                                 170,725     193,125

PROPERTY, PLANT AND EQUIPMENT
  Exploration and production                              836,347     840,192
  Natural gas transmission                                632,393     615,313
  Natural gas distribution                                784,466     739,945
  Other operations                                         77,694      67,720
                                                        2,330,900   2,263,170
LESS ALLOWANCES FOR DEPRECIATION
     AND AMORTIZATION
  Exploration and production                              464,990     434,688
  Natural gas transmission                                212,898     203,008
  Natural gas distribution                                302,619     280,162
  Other operations                                         40,272      37,678
                                                        1,020,779     955,536
     NET PROPERTY, PLANT AND EQUIPMENT                  1,310,121   1,307,634

OTHER ASSETS
  Securities available for sale,
     approximates fair value - Note A                      52,745      37,578
  Investments in unconsolidated affiliates                 13,720      10,580
  Unamortized costs of reacquired debt                     13,221      14,010
  Income taxes recoverable from
     customers - Note G                                    12,162      14,244
  Other noncurrent assets                                  11,859       8,404
     TOTAL OTHER ASSETS                                   103,707      84,816

                                                       $1,584,553  $1,585,575

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            December 31,
                                                          1995        1994
                                                           (In Thousands)
CURRENT LIABILITIES
  Short-term loans - Notes C and E                        $77,200     $94,900
  Accounts payable and accrued expenses
    Accounts payable                                       80,004      77,470
    Customer refund - Note I                               11,886
    Federal income taxes                                                1,695
    Other taxes                                            13,554      11,238
    Interest payable                                        7,183       7,301
    Other                                                   4,613      10,539
      Total accounts payable and
       accrued expenses                                   117,240     108,243
  Purchased-gas adjustments                                 9,182      17,071
  Current portion of long-term debt                        19,004
     TOTAL CURRENT LIABILITIES                            222,626     220,214

LONG-TERM DEBT, less current
  portion - Notes C and E                                 421,695     494,684

OTHER LIABILITIES
  Unbilled gas revenues - Note I                           15,541      20,721
  Other                                                    19,159      25,502
    TOTAL OTHER LIABILITIES                                34,700      46,223

DEFERRED INVESTMENT TAX CREDITS                             7,271       7,672

DEFERRED INCOME TAXES - Note G                            180,629     156,869

COMMITMENTS AND CONTINGENCIES - Note H

REDEEMABLE CUMULATIVE PREFERRED
  STOCK  - Notes D and E                                    4,957       6,324

COMMON SHAREHOLDERS' EQUITY - Note F
  Common stock - without par value;
     175,000,000 shares authorized;
     40,697,814 outstanding in 1995
     and 40,428,739 outstanding in 1994                   283,776     276,555
  Retained earnings                                       438,284     401,577
  Note receivable from employee
    investment plan (ESOP)                                (21,238)    (24,543)
  Unrealized gain on securities
    available for sale,
    net of income taxes                                    11,853
     TOTAL COMMON SHAREHOLDERS' EQUITY                    712,675     653,589

                                                       $1,584,553  $1,585,575

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                              Note       Unrealized gain
                                             Common Stock           Retained  Receivable on securities
                                             Shares      Amount     Earnings  from ESOP  available for sale
                                                       (Dollars in Thousands)
Balances at January 1, 1993                39,794,913    $260,539    $321,690  ($28,419)
  Issuance of common stock                    431,081      10,547
  Purchase of Questar common stock            (56,595)     (1,979)
  1993 net income                                                      81,692
  Payment of dividends
    Preferred stock                                                      (695)
    Common stock - $1.09 per share                                    (43,610)
  Income tax benefit of dividends
    paid to ESOP                                                          560
  Collection of note receivable
    from ESOP                                                                     1,617
Balances at December 31, 1993              40,169,399     269,107     359,637   (26,802)
  Issuance of common stock                    270,718       7,813
  Purchase of Questar common stock            (11,378)       (365)
  1994 net income                                                      87,543
  Payment of dividends
    Preferred stock                                                      (591)
    Common stock - $1.13 per share                                    (45,528)
  Income tax benefit of dividends
    paid to ESOP                                                          516
  Collection of note receivable
    from ESOP                                                                     2,259
Balances at December 31, 1994              40,428,739     276,555     401,577   (24,543)
  Issuance of common stock                    290,410       7,841
  Purchase of Questar common stock            (21,335)       (620)
  1995 net income                                                      83,786
  Payment of dividends
    Preferred stock                                                      (483)
    Common stock - $1.16 per share                                    (47,042)
  Income tax benefit of dividends
    paid to ESOP                                                          446
  Collection of note receivable
    from ESOP                                                                     3,305
  Unrealized gain on securities
     available for sale net                                                                 $11,853
     of income taxes
Balances at December 31, 1995              40,697,814    $283,776    $438,284  ($21,238)    $11,853

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31,
                                                          1995        1994       1993
                                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                              $83,786     $87,543   $81,692
  Depreciation and amortization                           101,093      97,567    91,196
  Deferred income taxes                                    16,417     (20,029)   (1,870)
  Deferred investment tax credits                            (401)       (417)     (429)
  Gain from sales of securities                            (4,438)
  Write-down of investment in
     Nextel Communications                                             61,743
  Gain from sale of Questar Telecom to
     Nextel Communications                                            (38,126)
  Loss from discontinued operations                                               2,772
                                                          196,457     188,281   173,361
  Changes in operating assets and liabilities
    Accounts receivable                                    20,598      (4,215)      705
    Inventories                                             1,988        (170)    5,532
    Prepaid expenses and deposits                             274      (1,013)      728
    Accounts payable and accrued expenses                   9,313     (10,649)   16,263
    Federal income taxes                                   (5,740)       (172)      658
    Purchased-gas adjustments                              (7,889)     (8,656)    1,245
    Other                                                 (10,830)        (31)   (3,510)

    NET CASH PROVIDED FROM OPERATING
      ACTIVITIES                                          204,171     163,375   194,982

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                                      (114,820)   (267,515) (160,559)
    Investment in discontinued operations                              (8,080)   (5,300)
    Other investments                                      (3,368)     (1,287)   (2,529)
      Total capital expenditures                         (118,188)   (276,882) (168,388)
  Proceeds from disposition of property,
    plant and equipment, and investments                   11,406      12,217     8,125
  Proceeds from sales of securities                         9,789
    CASH USED IN INVESTING ACTIVITIES                     (96,993)   (264,665) (160,263)

FINANCING ACTIVITIES
  Issuance of common stock                                  7,841       7,813    10,547
  Purchase of Questar common stock                           (620)       (365)   (1,979)
  Redemption of preferred stock                            (1,367)     (1,201)   (1,201)
  Issuance of long-term debt                                2,000     155,000   129,227
  Repayment of long-term debt                             (55,985)    (32,029) (138,108)
  Change in short-term loans                              (17,700)     16,600     8,300
  Collection of note receivable from ESOP                   3,305       2,259     1,617
  Income tax benefit of dividends
     paid to ESOP                                             446         516       560
  Payment of dividends                                    (47,525)    (46,119)  (44,305)
    CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                               (109,605)    102,474   (35,342)
    CHANGE IN CASH AND SHORT-TERM
      INVESTMENTS                                          (2,427)      1,184      (623)
BEGINNING CASH AND SHORT-TERM
  INVESTMENTS                                               7,549       6,365     6,988

    ENDING CASH AND SHORT-TERM
      INVESTMENTS                                          $5,122      $7,549    $6,365

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is engaged in three principal lines of business. Oil and gas exploration, production and marketing operations (E&P group) are conducted by Celsius Energy Company (Celsius Energy), Universal Resources Corporation and its division, Questar Energy Company, (Universal Resources) and Wexpro Company (Wexpro). Natural gas transmission, gathering and storage operations are conducted by Questar Pipeline Company (Questar Pipeline). Natural gas distribution operations are conducted by Mountain Fuel Supply Company (Mountain Fuel). All significant intercompany accounts and transactions have been eliminated in consolidation.

Regulation: Mountain Fuel is regulated by the Utah Public Service Commission (UPSC) and the Public Service Commission of Wyoming
(PSCW). While Mountain Fuel also serves a small area of southeastern Idaho, the Idaho Public Service Commission has deferred to the UPSC for rate oversight of this area. Questar Pipeline is regulated by the Federal Energy Regulatory Commission
(FERC). These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a rate of return on investment.

The financial statements of rate-regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonregulated businesses because of cost-allocation methods used in establishing rates.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered.   Mountain Fuel
accrues gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Rate-regulated affiliates periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. These companies establish reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Mountain Fuel accounts for purchased-gas costs in accordance with procedures authorized by the UPSC and PSCW whereby purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Celsius Energy and Universal Resources account for exploration and development activities using the full-cost accounting method. Under the full-cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. If net capitalized costs exceed the present value of estimated future net revenues from proved oil and gas reserves plus the fair market value of unproved properties, the excess is expensed. Wexpro uses the successful-efforts accounting method to account for its development activities under the terms of the Wexpro settlement agreement (See Note K). In March, the FASB issued SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt Statement No. 121 in 1996 and does not expect a significant effect to either operating results or the balance sheet.

The provision for depreciation and amortization is based upon rates that will amortize costs of assets over their estimated useful lives. The costs of natural gas distribution, transmission, storage and gathering property, plant and equipment and production plants are amortized using the straight-line method. The costs of oil and gas wells and leaseholds are amortized using the units-of-production method. Average depreciation and amortization rates used were as follows:

                                              1995        1994        1993
Exploration and production, per
    Mcf equivalent
      Full-cost amortization rate               $0.80       $0.78       $0.80
      Wexpro depreciation rate                  $0.44       $0.39       $0.48
Natural gas transmission                          3.7%        3.6%        3.6%
Natural gas distribution
    Distribution plant                            3.9%        4.0%        3.9%
    Gas wells, per Mcf                          $0.17       $0.17       $0.18
Other operations                                  6.8%        9.0%       12.4%

Credit Risk: The Company's primary market area is the Rocky Mountain region of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in this region due to changes in economic or other conditions. The Company's customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves and customer deposits have adequately provided for usual and customary credit-related losses. The carrying amount of trade receivables approximates fair value.

Oil and Gas Price and Interest Rate Risk Management: The E&P group enters into swaps, futures contracts or option agreements to hedge exposure to price fluctuations in connection with marketing of the Company's production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in marketing activities. There is a high degree of correlation of such contracts because timing of production and the hedge contracts are closely matched, and hedge prices are established in the areas of the E&P group's operations. Recognized gains and losses on hedge transactions are matched and reported during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. The Company does not enter into financial derivatives for trading purposes.

The Company has entered into interest rate swaps for the purpose of managing interest rate exposure. Amounts payable or receivable under these agreements are recorded as interest expense in the accounting period incurred.

Securities Available for Sale:   Securities available for sale are
carried at approximate fair value at the balance sheet date. The Company records unrealized gains or losses, net of income taxes, as a separate component of shareholders' equity at the balance sheet date based on the market value. Gains or losses resulting from the sale of securities are included in the determination of income. Available-for-sale securities at December 31, consisted of 3,575,950 shares in 1995 and 3,875,950 shares in 1994 of Nextel Communications common stock. At December 31, 1994, Questar Corporation wrote-down its investment in Nextel shares to $37,578,000 to reflect an other-than-temporary decline in value.

Investments in Unconsolidated Affiliates: The Company uses the equity method to account for investments in affiliates in which it does not own a controlling interest. Principal affiliates include:
Overthrust Pipeline Company, TransColorado Gas Transmission Company, Canyon Creek Compression Company, Western Market Center, and Blacks Fork Gas Processing Company. The Company's investment in these affiliates equals the underlying equity in net assets.

Income Taxes: Regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. Mountain Fuel and Questar Pipeline have adopted procedures with their regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Mountain Fuel and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. The Company allocates income taxes to subsidiaries on a separate return basis except that subsidiaries are paid for all tax benefits utilized in the consolidated tax return.

Reacquisition of Debt: Gains and losses on the reacquisition of debt by rate-regulated subsidiaries are deferred and amortized as debt expense over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Capitalized Interest:   The Company's rate-regulated subsidiaries
capitalize the cost of capital during the construction period of plant and equipment. The Company's non-rate-regulated subsidiaries capitalize interest costs when applicable. Allowance for Funds Used During Construction amounted to $784,000 in 1995, $1,759,000 in 1994 and $1,725,000 in 1993.

Earnings Per Common Share: Earnings per common share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding, which includes ESOP shares, during the year. Common stock equivalents in the form of stock options do not have a material dilutive effect on the earnings-per-share calculations and are excluded from the computation.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Other Information: Operations by line of business are contained in the section titled "Operations by Line of Business."

Reclassifications: Certain reclassifications were made to the 1994 and 1993 financial statements to conform with the 1995 presentation.


Note B - Discontinued Operations

In October 1993, Questar reached an agreement with Nextel Communications (NASD:CALL) to sell Questar's entire interest in Questar Telecom for 3,875,950 unregistered shares of Nextel common stock. The sale was completed August 4, 1994, resulting in a pretax gain of $61,743,000 ($38,126,000 after income taxes) based on the closing price of Nextel's common stock. Since Questar Telecom represented all of Questar's specialized mobile radio operations, these operations were disclosed as discontinued on Questar's financial statements. Net losses from Questar Telecom subsequent to the sales agreement were deferred until the sale was recorded. The Company received registered shares of Nextel Communications in July 1995.

Questar Telecom incurred a net loss of $2,772,000 for the nine months ended September 30, 1993, that was reported as a loss from discontinued operations. The net loss included revenues of $14,517,000, expenses of $18,944,000 and an income tax credit of $1,655,000. The Company's net investment in Questar Telecom at the
closing date of the sale was $37,578,000.   The net investment
included net assets at September 30, 1993, of $29,498,000 plus additional expenditures and closing costs of $8,080,000 as specified in the sales agreement.


Note C - Debt

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $145,700,000. These lines have interest rates generally below the prime interest rate and are renewable annually. At December 31, 1995, short-term bank loans outstanding were $10,000,000 with an average interest rate of 5.97% and commercial-paper borrowings were $67,200,000 with an average interest rate of 6.00%. At December 31, 1994, short-term bank loans outstanding were $9,600,000 with an average interest rate of 5.95% and commercial-paper borrowings were $85,300,000 with an average interest rate of 5.96%. Commercial-paper borrowings are backed by the short-term line-of-credit arrangements.

The details of long-term debt at December 31, were as follows:

                                              1995        1994
                                               (In Thousands)
Exploration and production
  Revolving-credit term loan due 1999
   with variable interest rates (6.42%
   at December 31, 1995)                      $53,000    $100,000
Questar Pipeline
  9 3/8% debentures due 2021                   85,000      85,000
  9 7/8% debentures due 2020                   50,000      50,000
Mountain Fuel
  Medium-term notes 7.19% to 8.43%, due
    2007 to 2024                              175,000     175,000
Questar
  Revolving-credit term loan due 1998
   with variable with varible interest
   rates (6.16% at December 31, 1995)          43,000      50,000
  8.25% ESOP notes due 1996                    19,000      19,000
  8.28% ESOP notes due 1997 - 1999             16,000      16,000
Other                                             174         178
    Total long-term debt outstanding          441,174     495,178
 Less current portion                          19,004
 Less unamortized debt discount                   475         494
                                             $421,695    $494,684

Maturities of long-term debt for the five years following December 31, 1995, are as follows:

                                          (In Thousands)

    1996                                      $19,004
    1997                                       11,300
    1998                                       74,800
    1999                                       25,900
    2000                                       -


Cash paid for interest was $42,487,000 in 1995, $38,110,000 in 1994 and $33,414,000 in 1993.


Note D - Redeemable Cumulative Preferred Stock

Mountain Fuel has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value, but a stated and redemption value of $100 per share. During 1995, the remaining shares of the $8.625 series were fully redeemed.

                                           8% Series  $8.625 Series
                                               (In Thousands)
Balance at January 1, 1993                     $5,126      $3,600
1993 redemption of stock                           (1)     (1,200)
1994 redemption of stock                           (1)     (1,200)
1995 redemption of stock                         (167)     (1,200)
Balance at December 31, 1995                   $4,957      -

Redemption requirements for the five years following December 31, 1995, are as follows:

                                          (In Thousands)

    1996                                          $97
    1997                                          180
    1998                                          180
    1999                                          180
    2000                                          180


Note E -  Financial Instruments and Hedging Activities

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1995       December 31, 1994
                                            Carrying   Estimated    Carrying  Estimated
                                             Amount    Fair Value    Amount   Fair Value
                                          (In Thousands)
Financial assets
    Cash and short-term investments            $5,122      $5,122      $7,549    $7,549
Financial liabilities
    Short-term loans                           77,200      77,200      94,900    94,900
    Long-term debt                            440,699     476,133     494,684   485,251
    Redeemable cumulative preferred stock       4,957       5,006       6,324     6,377

Gas and oil price hedging activities           73,385      69,770      97,318    90,894

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments - the carrying amount approximates fair value; (2) Short-term loans - the carrying amount approximates fair value; (3) Long-term debt - the carrying amount of variable-rate debt approximates fair value, the fair value of marketable debt is based on quoted market prices, and the fair value of other debt is based on the discounted present value of cash flows using the Company's current borrowing rates;
(4) Redeemable cumulative preferred stock - the fair value is based on the discounted present value of cash flows using current preferred stock rates; (5) Gas and oil price hedging - the fair value of contracts is based on market prices as posted on the NYMEX at the end of the year. Fair value is calculated at a point in time and does not represent what the Company would pay to retire the debt securities and in the case of gas and oil price hedging activities does not consider the physical side of gas and oil transactions.

Price Risk Management: The E&P group periodically enters into swaps, futures contracts or option agreements to hedge its exposure to price fluctuations in connection with marketing of the Company's production of natural gas and oil, and to secure a known margin for the purchase and resale of gas in marketing activities. While it is a primary objective of the E&P group to protect product sales against changes in market prices, hedging transactions give rise to market risk, which results from changes in market prices. Any loss is reported along with any gain as a factor in determining revenues when products are sold.

At December 31, the E&P group held hedge contracts covering prices for about 56 million decatherms (dth) of natural gas in 1995, and 45 million dth of natural gas and 334,000 barrels of oil in 1994. The gas contracts are primarily for gas marketing activities. The 1995 contracts, which primarily were swaps, have terms extending through December 1997; however, approximately 92% terminate by year-end 1996. Face value of these contracts at December 31, 1995 was $73.4 million, which exceeded market value by $3.6 million. Deferred losses on anticipated transactions are not material.

Interest Rate Risk Management: In December 1995, the E&P group entered into a three-year interest-rate-swap agreement covering $25 million notional principal of floating-rate debt. The E&P group recognizes interest expense and receives a payment based on LIBOR (5.94% at December 31, 1995) in exchange for making a payment at a
fixed rate of 5.55%.   The LIBOR rate is reset every three months
and the agreement terminates January 1999.


Note F - Common Stock

Employee Investment Plan: The Employee Investment Plan (ESOP) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company makes matching contributions of common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 of common stock in the name of each eligible employee. In June 1989, the Company sold 1,992,884 shares of its common stock (LESOP shares) to the trustee of the ESOP. The ESOP trustee financed the purchase of stock by borrowing $35 million from the Company. The note receivable from the ESOP was recorded as a reduction of common shareholders' equity. At the same time, the Company borrowed $35 million from a group of insurance companies. Interest expense on these notes to the insurance companies totaled $2,892,000 in 1995, $2,892,000 in 1994 and $2,918,000 in 1993.

The ESOP is repaying the loan to the Company over ten years using Company contributions and dividends on LESOP shares. As the LESOP loan is repaid, shares are released and allocated to employee accounts. Employees' accounts are credited with an equivalent number of shares for dividends paid on allocated LESOP shares and used by the ESOP to repay the Company. Of the 1,992,884 shares purchased by the ESOP, 1,111,554 were allocated and 881,330 were unallocated as of December 31, 1995. The Company's contribution to the LESOP is determined by the amount of debt service required after considering dividends paid on LESOP shares. The Company's expense and contribution to the ESOP, dividends paid by the Company to the ESOP, and income tax benefits for dividends paid on ESOP shares and dividends paid directly to the ESOP are summarized below:

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                      (In Thousands)
Company's expense and contribution to the
  ESOP                                         $3,249      $2,956      $2,832
Dividends paid by the Company to the ESOP:
  Allocated shares                             $1,298      $1,102        $919
  Unallocated shares                            1,167       1,350       1,463
                                               $2,465      $2,452      $2,382
Income tax benefits for dividends paid on
  ESOP shares were recorded as:
     Reduction of income tax expense             $496        $422        $351
     Direct increase to retained earnings         446         516         560
                                                 $942        $938        $911

Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows shareholders to reinvest dividends or invest additional funds in common stock. The Reinvestment Plan purchased common stock from the Company amounting to 144,414 shares in 1995, 164,124 shares in 1994 and 148,708 shares in 1993. At December 31, 1995; 751,327 shares were reserved for future issuance.

Stock Plans: The Company has a Long-term Stock Incentive Plan for officers and key employees and a Stock Option Plan for nonemployee directors (Stock Plans). The number of shares available for options or other stock awards under the Long-term Stock Incentive Plan is increased each year by 1% of the outstanding shares of common stock on the first day of the calendar year. No awards may be granted under the Long-term Stock Incentive Plan after May 2001. The Stock Option Plan for nonemployee directors will expire in May 1996 unless amended.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, in October 1995, effective for financial statements
for fiscal years beginning after December 15, 1995.    Statement
No. 123 generally requires a company to measure the effect of transactions based in a company's stock at the fair value of the stock on the date of issuance. However, statement No. 123 also allows a company to choose to either calculate earnings based on fair value of the stock or to continue to account for stock-based transactions using an intrinsic value. Generally, no expense is recorded under the intrinsic value method because option price equals market value on the grant date. Management expects to continue recording stock-based transactions based on intrinsic value. The Company will adopt statement No. 123 for the 1996 Annual Report to Shareholders.

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                         Price
                                             Shares      Range
Balance at January 1, 1993                    902,607   $16.50 -  $19.63
Granted                                       415,800              28.88
Cancelled                                     (11,738)             16.82
Exercised                                    (407,133)   16.50 -   28.88
Balance at December 31, 1993                  899,536    16.50 -   28.88
Granted                                       409,100              31.50
Cancelled                                      (5,400)   16.50 -   31.50
Exercised                                     (70,918)   16.50 -   28.88
Balance at December 31, 1994                1,232,318    17.69 -   31.50
Granted                                       413,800              27.38
Cancelled                                     (15,871)   18.81 -   31.50
Exercised                                    (150,984)   17.69 -   31.50
Balance at December 31, 1995                1,479,263   $17.69 -  $31.50

Exercisable at December 31, 1995                       873,388
Available for future grant at December 31, 1995        505,722

Shareholder Rights: On February 13, 1996, Questar's Board of Directors declared a stock right dividend for each outstanding share of common stock. The stock rights will be issued March 25, 1996. The rights become exercisable if a person, as defined by the plan, acquires 15% or more of the Company's common stock or announces an offer for 15% or more of the common stock. Each right initially represents the right to buy one share of the Company's common stock for $175. Once any person acquires 15% or more of the Company's common stock, the rights are automatically modified.
Each right not owned by the 15% owner becomes exercisable for the number of shares of Questar's stock that have a market value equal to two times the exercise price of the right. This same result occurs if a 15% owner acquires the Company through a reverse merger when Questar and its stock survive. If the Company is involved in a merger or other business combination at any time after the rights become exercisable, rights holders will be entitled to buy shares of common stock in the acquiring company having a market value equal to twice the exercise price of each right. The rights may be redeemed by the Company at a price of $.01 per right until 10 days after a person acquires 15% ownership of the common stock. The rights expire March 25, 2006.


Note G - Income Taxes

At December 31, 1995, the Company had net operating loss carryforwards of $15,273,000 which expire from 1999 through 2001. These net operating loss carryforwards were acquired by Questar when it purchased Universal Resources and can be used to offset Universal Resources' future taxable income. The tax benefit of these carryforwards at December 31, 1995, is $5,346,000. In addition to net operating loss carryforwards, the Company acquired percentage depletion and investment tax credit carryforwards with a total tax benefit of $4,328,000, which was fully offset by a valuation allowance.

The components of income taxes were as follows:

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                      (In Thousands)
Federal
    Current                                   $15,419     $13,329     $30,878
    Deferred                                   14,244      (6,103)     (2,044)
State
    Current                                     1,599       1,704       4,899
    Deferred                                    1,878         131         174
Deferred investment tax credits                  (401)       (417)       (429)
                                              $32,739      $8,644     $33,478

The difference between income tax expense reported and the tax computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is explained as follows:

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                    (In Thousands)
Income from continuing operations
     before income taxes                     $116,525     $58,061    $117,942

Federal income taxes at statutory rate        $40,784     $20,321     $41,280
State income taxes, net of federal
    income tax benefit                          2,918       1,239       3,358
Tight-sands gas production credits             (8,395)    (10,289)    (11,026)
Investment tax credits utilized                  (401)       (417)       (429)
Capital loss carryforwards recognized            (694)     (2,498)
Tax benefits from dividends paid to ESOP         (446)       (422)       (351)
Increase in federal income tax rate                                     1,027
Adjustment to deferred income tax rate           (571)                 (1,268)
Deferred taxes related to regulated assets
   assets for which deferred taxes were
   not provided in prior years                    772         772         744
Other                                          (1,228)        (62)        143
    Income tax expense                        $32,739      $8,644     $33,478

  Effective income tax rate                      28.1%       14.9%       28.4%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                December 31,
                                              1995        1994
                                               (In Thousands)
Deferred tax liabilities
  Property, plant and equipment              $191,894    $186,752
  Unamortized debt reacquisition costs          5,018       5,289
  Pension costs                                 1,845         969
  Income taxes recoverable from customers       4,855       5,344
  Other                                        14,587       8,476
    Total deferred tax liabilities            218,199     206,830
Deferred tax assets
  Alternative minimum tax and production
    credit carryforwards                       13,145      14,829
  Net operating loss carryforwards              5,346       5,901
  Unbilled revenues                             5,905       7,574
  Depletion and ITC carryforwards               4,328       6,417
  Purchased-gas adjustments                     3,489       8,486
  Deferred investment tax credits               2,746       2,910
  Other                                         6,939      10,261
    Total deferred tax assets                  41,898      56,378
Less a valuation allowance for
  deferred tax assets                           4,328       6,417
    Net deferred tax assets                    37,570      49,961
       Net deferred tax liabilities          $180,629    $156,869

Cash paid for income taxes was $23,232,000 in 1995, $29,974,000 in 1994 and $25,588,000 in 1993.


Note H - Litigation, Environmental Matters and Commitments

The Company was named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Clean-up of the site was essentially completed in 1995. Future efforts will be focused on maintenance of a groundwater filtration system at the site. Entrada began remediation in 1994 under a plan approved by both the Environmental Protection Agency and the Utah Department of Health. Settlements were reached with the other major potentially responsible parties and an accrual was established for the remedial work costs. Management believes that current accruals of $982,000, recorded in deferred credits, will be sufficient for estimated remaining clean-up and site-maintenance costs, which are expected to be incurred over the next several years. Total cost of the clean-up project through December 31, 1995 was $19,892,000. The Company has recorded a receivable from an insurance company of $1,642,000 for expected payments related to the Wasatch Chemical cleanup. Additional amounts may be collected from the insurance company if future clean-up costs are higher than anticipated.

The Company has received notice that it may be partially liable in several additional environmental cleanup actions on sites that involve numerous other parties. Management believes that the Company's responsibility for remediation will be minor, and that any potential liability will not significantly affect its results of operations or financial position.

There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

Each year, Mountain Fuel purchases significant quantities of natural gas under numerous gas- purchase contracts with varying terms and conditions. Purchases under these agreements totalled $44,892,000 in 1995, $73,682,000 in 1994 and $85,909,000 in 1993.
Some of the agreements have terms that obligate Mountain Fuel to purchase specific quantities on a periodic basis into the future, while a few contracts have take-or-pay provisions that obligate Mountain Fuel to take delivery of a minimum amount of gas on an annual basis.

Projected natural gas purchase commitments for the next five years are reported in the table below. These commitments are based upon current market conditions. Future changes will occur as a result of negotiations with suppliers and changes in market conditions.

                                          (In Millions)

    1996                                     $17.0
    1997                                      2.0
    1998                                      2.0
    1999                                      2.1
    2000                                      2.2


Note I - Rate Matters

Questar Pipeline filed a general rate case with the FERC on July 31, 1995, seeking an increase in jurisdictional revenues. The request for additional revenues was intended to recover the costs of enhanced service to customers, meet regulatory requirements and collect costs associated with employee postretirement benefits. By order issued August 31, 1995, Questar Pipeline's rate filing was accepted with an effective date of February 1, 1996, subject to refund. Questar Pipeline expects to reach a settlement, which would avoid a lengthy hearing process.

Questar Pipeline concurrently filed a plan with the FERC to transfer about $53 million of gathering assets, net of accumulated depreciation, to Questar Gas Management Company, a wholly-owned subsidiary. The FERC approved the transfer February 28, 1996.

On August 11, 1995, the UPSC approved a settlement of Mountain Fuel's general rate case filed April 13, 1995. Mountain Fuel received a $3.7 million increase in revenues. The settlement, which became effective September 1, allowed the Company to implement a weather normalization adjustment, provided about $2 million in additional revenues through a new-premises fee and added about $1.7 million from sharing capacity-release revenues. The settlement did not specify an authorized return on equity, but Mountain Fuel's allowed return on rate base increased from 10.08% to between 10.22% and 10.34%.

In December 1995, Mountain Fuel requested approval from the UPSC to make a lump sum refund of gas costs to Utah customers. The UPSC agreed with the procedure and the refund will appear as a credit on customers' February 1996 gas bills. A surplus of gas costs collected in 1995 led to the refund. The lump-sum refund was chosen as a mechanism to more quickly credit customers' accounts. Normally, amortization of either over-or under-collected gas costs requires about 12 months.

In 1993, Mountain Fuel began accruing revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994 in accordance with a rate order received from the UPSC. This rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction of gas costs associated with these unbilled revenues. This transaction resulted in additional net income of about $3.5 million in 1994.


Note J - Employee Benefits

Pension Plan: The Company has a defined-benefit pension plan covering the majority of its employees. Benefits are generally based on years of service and the employee's 36-month period of highest earnings during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. A summary of pension cost is as follows:

                                                 Year Ended December 31,
                                              1995        1994        1993
                                                    (In Thousands)
Service cost                                   $5,940      $7,167      $6,190
Interest cost                                  16,162      15,411      15,315
Actual gain on plan assets                    (47,543)        (13)    (22,027)
Net amortization and deferral                  31,535     (16,677)      7,116
    Pension cost                               $6,094      $5,888      $6,594

Assumptions used to calculate cost at January 1, were as follows:

                                              1995        1994        1993
Discount rate                                    8.50%       7.00%       8.00%
Rate of increase in compensation                 6.35%       5.35%       6.35%
Long-term return on assets                       8.50%       8.50%       8.50%

The Company used a discount rate of 7% and a rate of increase in compensation of 5.35% to measure the actuarial present value of benefits at December 31, 1995. The status of the plan at December 31 was as follows:

                                              1995        1994        1993
                                                    (In Thousands)
Actuarial present value of benefits
    Vested benefits                          $158,335    $133,390    $138,650
    Nonvested benefits                         25,248      21,336      18,951
      Accumulated benefit obligation          183,583     154,726     157,601
Effect of projected future salary increase     55,725      42,619      59,798
      Projected benefit obligation            239,308     197,345     217,399
Fair value of plan assets                     225,963     200,349     203,053
      Plan assets in excess of (less than)
        projected benefit obligation          (13,345)      3,004     (14,346)
Unrecognized net losses                        15,060         337      15,707
Unrecognized transition obligation                783         926       1,069
Unrecognized prior service cost                 4,089       3,437       4,385
      Prepaid pension cost                     $6,587      $7,704      $6,815

Postretirement Benefits Other Than Pensions: The Company pays a portion of the health-care costs and all the life insurance costs for employees who retired prior to January 1, 1993. The plan was changed for employees retiring after January 1, 1993, to link the health-care benefit to years of service and to limit the Company's monthly health-care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, will not qualify for benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts. The Company is amortizing the transition obligation over a 20-year period. A table listing the primary components of the costs of postretirement benefits other than pensions is as follows:

                                                Year Ended December 31,
                                               1995        1994        1993
                                                     (In Thousands)
Service cost                                     $956      $1,207        $874
Interest cost                                   3,871       3,768       3,573
Actual gain on plan assets                     (2,600)       (334)       (636)
Amortization of transition obligation           1,971       2,016       1,971
Net amortization and deferral                   1,598        (378)        136
   Postretirement benefit cost                 $5,796      $6,279      $5,918

Assumptions used to calculate cost at January 1, were as follows:

                                               1995        1994        1993
Discount rate                                    8.50%       7.00%       7.00%
Long-term return on assets                       8.50%       8.50%       8.50%
Health-care inflation rate                      13.00%      13.50%      13.50%
                                          decreasing to decreasing to decreasing to
                                                 6.50%       5.50%       6.50%
                                                      by .50% per year

A 1% increase in the health-care inflation rate would increase the service cost by $102,000, the interest cost by $338,000 and the accumulated benefit obligation by $4,660,000.

The Company used a discount rate of 7% to measure the actuarial present value of benefits at December 31, 1995. The status of the postretirement benefit programs at December 31, was as follows:

                                              1995        1994        1993
                                                    (In Thousands)
Accumulated postretirement benefit
   obligation
    Retired employees and beneficiaries       $33,228     $29,758     $35,409
    Active employees                           22,772      20,403      19,193
                                               56,000      50,161      54,602
Plan assets                                    16,748      11,305       8,581
    Accumulated benefit obligation in
      excess of plan assets                    39,252      38,856      46,021
Unrecognized transition obligation            (33,514)    (35,370)    (37,458)
Unrecognized gains (losses)                      (432)        679      (6,788)
    Accrued postretirement benefit
    liability                                  $5,306      $4,165      $1,775

Mountain Fuel and Questar Pipeline account for approximately 55% and 18% of the postretirement benefit costs, respectively. The impact of postretirement benefit costs on Questar's future net income will be mitigated by recovery of these costs from customers. Both the UPSC and the PSCW allowed Mountain Fuel to recover future costs if the amounts are funded in an external trust. The FERC issued an order granting a rate-recovery methodology for SFAS No. 106 costs to the extent that pipeline companies contribute the amounts to an external trust. Questar Pipeline expects to receive coverage for the jurisdictional portion of future postretirement benefit costs in its current general rate case and to recover costs in excess of the amounts currently included in rates for the period from January 1, 1993 to December 31, 1995.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health care and life insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The UPSC and the PSCW have allowed Mountain Fuel to recover postemployment costs at December 31, 1994 in future rates. Questar Pipeline expects the FERC to allow recovery for the jurisdictional portion of postemployment costs in future rates as part of its current general rate case. At December 31, 1995, the Company's rate-regulated subsidiaries had a total balance of $1,474,000 recorded as a regulatory asset. A summary of postemployment costs is as follows:

                                         December 31, December 31, January 1,
                                             1995        1994        1994
Postemployment benefits                   $1,994,000  $1,872,000  $3,268,000

Assumptions used to calculate costs were as follows:
   Discount rate                                 7.00%       8.50%       7.00%
   Health-care inflation rate                   12.50%      13.00%      13.50%
                                         decreasing to decreasing to decreasing to
                                                 5.00%       6.50%       6.50%
                                                      by .50% per year


Note K - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Mountain Fuel's utility operations to share in the results of Wexpro's operations. The agreement was approved by the UPSC and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Mountain Fuel's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The rate of return is adjusted annually and is currently 14.03%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The rate of return is adjusted annually and is currently 19.03%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

c. Amounts received by Mountain Fuel from the sharing of Wexpro's oil income are used to reduce natural gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Mountain Fuel. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The return allowed Wexpro currently is 22.03%.

e. Wexpro operates natural gas properties owned by Mountain Fuel. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This rate of return is currently 14.03%.


Note L - Oil and Gas Producing Activities (Unaudited)

The following information discusses the Company's oil and gas producing activities. Separate disclosures are presented for cost-of-service and noncost-of-service activities.

Cost-of-service properties are those for which the operations and return on investment are governed by state regulatory agencies or the Wexpro settlement agreement (see Note K). Production from gas properties owned or operated by Wexpro is delivered to Mountain Fuel at cost of service. Production from noncost-of-service properties is sold at market prices. These properties include all Celsius Energy and Universal Resources properties and Wexpro oil properties. Production from Wexpro oil properties is sold at market prices and the income is shared with Mountain Fuel after operating costs are recovered and a specified return on investment is earned.

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

NONCOST-OF-SERVICE ACTIVITIES

Capitalized Costs: The aggregate amounts of costs capitalized for noncost-of-service oil- and gas-producing activities and the related amounts of accumulated depreciation and amortization follow:

                                                     December 31,
                                             1995        1994        1993
                                                     (In Thousands)
Proved properties                          $631,580    $621,732    $530,591
Unproved properties                          18,307      19,756      14,613
                                            649,887     641,488     545,204
Accumulated depreciation and
    amortization                            388,957     364,360     333,656
                                           $260,930    $277,128    $211,548

Full-Cost Amortization: Unproved properties held by Celsius Energy and Universal Resources are excluded from amortization until evaluation. A summary of costs excluded from amortization at December 31, 1995, and the year in which these costs were incurred is as follows:

                                                           Year Costs Incurred
                                                                                          1992 and
                                             Total        1995        1994       1993      Prior
                                                                  (In Thousands)
Leaseholds                                    $10,976      $1,922      $4,360      $495      $4,199
Exploration                                     7,331       1,724       1,232     1,200       3,175
                                              $18,307      $3,646      $5,592    $1,695      $7,374

Costs Incurred: The following costs were incurred in noncost-of-service oil- and gas-producing activities.

                                                      Year Ended December 31,
                                              1995        1994        1993
                                                     (In Thousands)
Property acquisition
    Unproved                                   $1,162      $5,623      $1,262
    Proved                                        731      99,892       1,228
Exploration                                     3,978       5,877       8,141
Development                                    14,701      16,488      22,385
                                              $20,572    $127,880     $33,016

Results of Operations: Following are the results of operations of noncost-of-service oil- and gas-producing activities before corporate overhead and interest expenses.

                                                  Year Ended December 31,
                                              1995        1994        1993
                                                   (In Thousands)
Revenues
    From unaffiliated customers               $85,185    $104,498     $94,621
    From affiliates                                14          15       1,055
      Total revenues                           85,199     104,513      95,676

Production expenses                            27,076      27,085      26,282
Oil-income sharing under Wexpro
      settlement agreement                      3,400       3,391       1,028
Depreciation and amortization                  35,085      38,046      33,386
      Total expenses                           65,561      68,522      60,696
                                               19,638      35,991      34,980
Income tax expense - Note 1                     3,249       7,433       7,101
  Results of operations before corporate
      overhead and interest expenses          $16,389     $28,558     $27,879

Note 1 - Income tax expense has been reduced by tight-sands gas production credits of $4,019,000 in 1995, $5,619,000 in 1994 and
$5,563,000 in 1993.

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

                                           Natural Gas     Oil
                                           (In Million  (In Thousands
                                           Cubic Feet)   of Barrels)
Proved Reserves
Balance at January 1, 1993                    197,686      11,237
      Revisions of estimates                    6,262       1,135
      Extensions and discoveries               19,308         555
      Purchase of reserves in place             2,102          22
      Sale of reserves in place                (1,731)       (465)
      Production                              (32,299)     (1,975)
Balance at December 31, 1993                  191,328      10,509
      Revisions of estimates                  (10,119)        792
      Extensions and discoveries               20,581         972
      Purchase of reserves in place           104,580       3,927
      Sale of reserves in place                  (883)       (224)
      Production                              (37,659)     (2,442)
Balance at December 31, 1994                  267,828      13,534
      Revisions of estimates                    6,156         909
      Extensions and discoveries               15,912         436
      Purchase of reserves in place             2,679          24
      Sale of reserves in place                (1,225)        (23)
      Production                              (32,663)     (2,436)
Balance at December 31, 1995                  258,687      12,444

Proved Developed Reserves
    Balance at January 1, 1993                182,278      10,558
    Balance at December 31, 1993              183,494       9,743
    Balance at December 31, 1994              252,677      12,707
    Balance at December 31, 1995              245,357      11,756

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves for Noncost-of-Service Activities: Future net cash flows were calculated using December 31, 1995 prices and known contract price changes. Year-end production, development costs and income tax rates were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

The assumptions used to derive the standardized measure of future net cash flows are those required by accounting standards and do not necessarily reflect the Company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise, and because the costs of oil-income sharing under the Wexpro settlement agreement were not included.

                                                      December 31,
                                              1995        1994        1993
                                                      (In Thousands)
Future cash inflows                          $614,469    $649,644    $513,015
Future production and development costs      (206,712)   (222,894)   (161,969)
Future income tax expenses                    (59,093)    (54,203)    (67,060)
Future net cash flows                         348,664     372,547     283,986
10% annual discount for estimated
    timing of net cash flows                 (126,582)   (135,297)   (103,514)
Standardized measure of discounted
    future net cash flows                    $222,082    $237,250    $180,472

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                                  Year Ended December 31,
                                              1995        1994        1993
                                                     (In Thousands)
Beginning balance                            $237,250    $180,472    $220,074
Sales of oil and gas produced, net of
      production costs                        (58,123)    (77,428)    (69,394)
Net changes in prices and production costs      1,468     (15,667)    (34,401)
Extensions and discoveries,
      less related costs                       14,381      20,524      19,688
Revisions of quantity estimates                 9,012      (4,173)     11,370
Purchase of reserves in place                     731      99,892       1,228
Sale of reserves in place                      (1,062)    (10,873)     (6,043)
Accretion of discount                          23,725      18,047      22,007
Net change in income taxes                        368      12,220      13,639
Change in production rate                        (298)      1,046      (1,433)
Other                                          (5,370)     13,190       3,737
    Net change                                (15,168)     56,778     (39,602)
      Ending balance                         $222,082    $237,250    $180,472

COST-OF-SERVICE ACTIVITIES

Capitalized Costs: Capitalized costs for cost-of-service oil- and gas-producing activities net of the related accumulated depreciation and amortization were as follows:

                                                      December 31,
                                              1995        1994        1993
                                                      (In Thousands)
Mountain Fuel                                 $37,485     $40,991     $44,708
Wexpro                                         89,431      98,134      92,561
                                             $126,916    $139,125    $137,269

Costs Incurred: Costs incurred by Wexpro for cost-of-service gas-producing activities were $4,827,000 in 1995, $15,636,000 in 1994 and $21,829,000 in 1993.

Estimated Quantities of Proved Oil and Gas Reserves for
Cost-of-Service Properties: The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved undeveloped reserves that may exist.

                                           Natural Gas     Oil
                                           (In Million  (In Thousands
                                           Cubic Feet)   of Barrels)
Proved Developed Reserves
Balance at January 1, 1993                    399,611         787
      Revisions of estimates                   (1,158)         57
      Extensions and discoveries               65,293           9
      Production                              (35,508)        (81)
Balance at December 31, 1993                  428,238         772
      Revisions of estimates                     (576)        (13)
      Extensions and discoveries               26,085          13
      Production                              (37,435)        (65)
Balance at December 31, 1994                  416,312         707
      Revisions of estimates                     (831)         10
      Extensions and discoveries               10,591           2
      Production                              (36,632)        (57)
Balance at December 31, 1995                  389,440         662


Note M - Quarterly Financial and Stock Price Data (Unaudited)

Following is a summary of quarterly financial and stock price data. The quarterly results have been reclassified for the discontinued operations.

                                             First       Second      Third      Fourth     Total
                                            Quarter     Quarter     Quarter    Quarter      Year
                                                   (In Thousands, Except Per Share Amounts)
1995
Revenues                                     $215,932    $138,569    $111,922  $182,864    $649,287
Operating income                               50,352      24,964      16,133    50,577     142,026
Net income                                     27,073      14,562      11,940    30,211      83,786
Earnings per common share                        0.67        0.35        0.29      0.74        2.05
Dividends per common share                      0.285       0.285       0.295     0.295        1.16
Market price per common share
  High                                          30 1/8      31          33        33 3/4      33 3/4
  Low                                           26 1/8      28          27 1/2    28 5/8      26 1/8
  Close                                        $30         $28 3/4     $32       $33 1/2     $33 1/2
Price-earnings ratio on closing price            14.6        13.9        13.9      16.3         16.3
Annualized dividend yield on closing price        3.8%        4.0%        3.7%      3.5%        3.5%
Market-to-book ratio on closing price            1.78        1.70        1.87      1.91         1.91
Average number of common shares traded per         85          65          75        77           75

1994
Revenues                                     $223,309    $135,397    $110,431  $201,181    $670,318
Operating income                               55,475      26,232      17,695    55,256     154,658
Write-down of investment in
  Nextel Communications                                                         (61,743)    (61,743)
Income (loss) from continuing operations      $31,093     $13,928      $9,033   ($4,637)    $49,417
Gain from sale of Questar Telecom to
  Nextel Communications                                                38,126                38,126
     Net income (loss)                        $31,093     $13,928     $47,159   ($4,637)    $87,543
Earnings per common share
 Income (loss) from continuing operations       $0.77       $0.34       $0.22    ($0.12)      $1.21
 Gain from sale of Questar Telecom                                       0.95                  0.95
    Net income (loss)                           $0.77       $0.34       $1.17    ($0.12)      $2.16
Dividends per common share                      $0.28       $0.29       $0.29     $0.29       $1.13
Market price per common share
  High                                          35 1/4      34 3/8      33 1/2    29 3/8      35 1/4
  Low                                           29 7/8      29 3/8      28        26 5/8      26 5/8
  Close                                        $30 1/4     $32 3/8     $28 3/8   $27 1/2     $27 1/2
Price-earnings ratio on closing price            15.4        17.1         9.7      12.7        12.7
Annualized dividend yield on closing price        3.6%        3.5%        4.0%      4.1%        4.1%
Market-to-book ratio on closing price            1.95        2.08        1.75      1.70        1.70
Average number of common shares traded per         91          57          78        61          72

1993
Revenues                                     $245,537    $131,656    $100,240  $182,997    $660,430
Operating income                               63,574      26,192      14,713    43,815     148,294
Income from continuing operations             $36,021     $16,029      $6,970   $25,444     $84,464
Loss from discontinued operations                (898)       (764)     (1,110)               (2,772)
     Net income                               $35,123     $15,265      $5,860   $25,444     $81,692
Earnings per common share
  Income from continuing operations             $0.90       $0.39       $0.17     $0.64       $2.10
  Loss from discontinued operations             (0.02)      (0.02)      (0.03)                (0.07)
    Net income                                  $0.88       $0.37       $0.14     $0.64       $2.03
Dividends per common share                      $0.27       $0.28       $0.28     $0.28       $1.09
Market price per common share
  High                                          31 3/8      34 3/4      42 3/4    44          44
  Low                                           25 3/8      30 1/4      33        31 1/2      25 3/8
  Close                                        $31 3/8     $34 1/2     $42 1/2   $33         $33
Price-earnings ratio on closing price            16.4        16.2        19.3      16.3        16.3
Annualized dividend yield on closing price        3.4%        3.2%        2.6%      3.3%        3.3%
Market-to-book ratio on closing price            2.16        2.35        2.91      2.20        2.20
Average number of common shares traded per         58          69          86       104          79


Note N - Operations by Line of Business

Following is a summary of operations by line of business:

                                          Exploration Natural Gas  Natural Gas   Other    Interco.    Questar
                                          and Prod.   Transmission Distribution  Oper.    Trans.      Consolidated
                                                          (In Thousands)
1995
Revenues
  From unaffiliated customers                $245,264     $43,316    $358,758    $1,949                $649,287
  From affiliates                              64,202      74,039       4,011    29,570   ($171,822)
                                              309,466     117,355     362,769    31,519    (171,822)    649,287
Operating expenses
  Natural gas purchases                       146,856                 190,606              (138,043)    199,419
  Operating and maintenance                    47,664      44,634      93,384    24,422     (30,379)    179,725
  Depreciation and amortization                50,044      16,614      25,469     4,165                  96,292
  Other expenses                               20,577       4,170       9,588       890      (3,400)     31,825
                                              265,141      65,418     319,047    29,477    (171,822)    507,261
    Operating income                           44,325      51,937      43,722     2,042                 142,026
Interest and other income (expense)             6,041        (352)      4,232    11,548      (4,155)     17,314
Debt expense                                   (6,314)    (13,472)    (16,580)  (10,604)      4,155     (42,815)
Income tax (expense) credit                   (12,137)    (13,465)     (7,706)      569                 (32,739)
    Net income                                $31,915     $24,648     $23,668    $3,555                 $83,786
Identifiable assets                          $427,667    $441,928    $542,503  $172,455              $1,584,553
Capital expenditures                           26,656      27,772      51,413    12,347                 118,188

                   1994
Revenues
  From unaffiliated customers                $254,564     $40,412    $374,240    $1,102                $670,318
  From affiliates                              77,349      75,196       4,020    28,099   ($184,664)
                                              331,913     115,608     378,260    29,201    (184,664)    670,318
Operating expenses
  Natural gas purchases                       154,780                 210,507              (152,759)    212,528
  Operating and maintenance                    44,846      42,778      94,094    20,876     (28,514)    174,080
  Depreciation and amortization                48,542      15,453      24,749     4,293                  93,037
  Other expenses                               24,451       4,499       9,589       867      (3,391)     36,015
                                              272,619      62,730     338,939    26,036    (184,664)    515,660
    Operating income                           59,294      52,878      39,321     3,165                 154,658
Interest and other income (expense)               732        (895)      7,820       937      (3,637)      4,957
Write-down of investment in Nextel                                              (61,743)                (61,743)
Debt expense                                   (6,086)    (13,107)    (15,886)   (8,369)      3,637     (39,811)
Income tax (expense) credit                   (13,724)    (13,047)     (7,903)   26,030                  (8,644)
    Income (loss) from continuing
     operations                               $40,216     $25,829     $23,352  ($39,980)                $49,417
Identifiable assets                          $456,746    $437,584    $536,157  $155,088              $1,585,575
Capital expenditures                          151,821      58,227      53,816    13,018                 276,882

1993
Revenues
  From unaffiliated customers                $217,669     $41,354    $400,225    $1,182                $660,430
  From affiliates                              58,778     130,274       2,166    26,961   ($218,179)
                                              276,447     171,628     402,391    28,143    (218,179)    660,430
Operating expenses
  Natural gas purchases                       127,312      56,022     230,139              (188,973)    224,500
  Operating and maintenance                    36,769      48,356      92,486    19,402     (28,178)    168,835
  Depreciation and amortization                44,614      14,084      23,244     4,816                  86,758
  Other expenses                               18,365       3,915      10,013       778      (1,028)     32,043
                                              227,060     122,377     355,882    24,996    (218,179)    512,136
    Operating income                           49,387      49,251      46,509     3,147                 148,294
Interest and other income (expense)               679         (11)      1,692     3,478      (2,206)      3,632
Debt expense                                   (2,090)    (13,114)    (15,423)   (5,563)      2,206     (33,984)
Income tax expense                            (11,651)    (12,851)     (7,709)   (1,267)                (33,478)
    Income (loss) from continuing
     operations                               $36,325     $23,275     $25,069     ($205)                $84,464
Identifiable assets                          $370,726    $397,356    $521,416  $128,189              $1,417,687
Capital expenditures                           57,790      47,580      50,658    12,360                 168,388

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1996.

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


  /s/ R. D. Cash                 Chairman, President and Chief
 R. D. Cash                      Executive Officer (Principal
                                 Executive Officer)


  /s/ S. E. Parks                Vice President, Treasurer and Chief
 S. E. Parks                     Financial Officer (Principal Financial
                                 and Accounting Officer)


*R. D. Cash                      Director
*Patrick J. Early                Director
*U. Edwin Garrison               Director
*James A. Harmon                 Director
*W. W. Hawkins                   Director
*W. N. Jones                     Director
*Robert E. Kadlec                Director
*Dixie L. Leavitt                Director
*Neal A. Maxwell                 Director
*Gary G. Michael                 Director
*Mary Mead                       Director
*D. N. Rose                      Director
*Harris H. Simmons               Director

March 22, 1996                   *By  /s/ R. D. Cash
  Date                                R. D. Cash, Attorney in Fact

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

 3.1.*      Restated Articles of Incorporation effective May 28, 1991.
            (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June
            30, 1991.)

 3.2.*      Bylaws (as amended effective August 11, 1992).  (Exhibit No.
            3. to Form 10-Q Report for Quarter ended June 30, 1992.)

 4.3.*      Rights Agreement dated as of February 13, 1996, between the
            Company and Chemical Mellon Shareholder Services L.L. C.
            pertaining to the Company's Shareholder Rights Plan.
            (Exhibit No. 4. to Current Report on Form 8-K dated February
            13, 1996.)

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

 10.2.1 Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 1996.

 10.3.1 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective February 13, 1996.

 10.4.*1    Questar Corporation Stock Option Plan, as amended effective
            February 13, 1990.  (Exhibit No. 10.4. to Form 10-K Annual
            Report for 1990.)

 10.5.1 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 13, 1996.

 10.6.1 Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 13, 1996.

 10.7.1     Questar Corporation Deferred Compensation Plan for
            Directors, as amended and restated effective February 13, 1996.

 10.8.1 Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective February 13, 1996.

 10.9.1 Questar Corporation Equalization Benefit Plan, as amended and restated effective February 13, 1996.

 10.10.*1 Questar Corporation Stock Option Plan for Directors, as amended effective February 9, 1993. (Exhibit No. 10.10. to
            Form 10-K Annual Report for 1992.)

 10.11.*1   Form of Individual Indemnification Agreement dated February
            9, 1993 between Questar Corporation and Directors.  (Exhibit
            No. 10.11. to Form 10-K Annual Report for 1992.)

 10.12.1 Questar Corporation Deferred Share Plan, as amended and restated effective February 13, 1996.

 10.13.1 Questar Corporation Deferred Compensation Plan, as amended and restated effective February 13, 1996.

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

 24.        Consent of Independent Auditors.

 25.        Power of Attorney.

 27.        Financial Data Schedule.

 99.1.      Form 11-K Annual Report for the Questar Corporation Employee
            Investment Plan.

 99.2.      Undertakings for Registration Statements on Form S-3 (No.
            33-48168) and on Form S-8 (Nos. 33-4436, 33-15148, 33-15149,
            33-40800, 33-40801, and 33-48169).
________________________

 * Exhibits so marked have been filed with the Securities and Exchange
Commission as part of the indicated filing and are incorporated herein by reference.

 1 Exhibit so marked is management contract or compensation plan or arrangement.


