Form 10-Q
period 1996-03-31
QUESTAR CORP
filed 1996-05-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                Class                   Outstanding as of April 30, 1996
Common Stock, without par value               40,780,674 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended          12 Months Ended
                                           March 31,               March 31,
                                              1996        1995        1996        1995
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                     $225,723    $215,932    $659,078    $662,941

OPERATING EXPENSES
  Natural gas purchases                        80,468      85,588     194,299     204,332
  Operating and maintenance                    49,178      46,344     182,559     178,489
  Depreciation and amortization                25,721      24,449      97,564      95,611
  Other taxes                                   9,295       9,199      31,921      34,974

    TOTAL OPERATING EXPENSES                  164,662     165,580     506,343     513,406

    OPERATING INCOME                           61,061      50,352     152,735     149,535

INTEREST AND OTHER INCOME                       4,036       1,715      19,635       5,093

WRITE-DOWN OF INVESTMENT IN
    NEXTEL COMMUNICATIONS                                                         (61,743)

DEBT EXPENSE                                  (11,125)    (11,257)    (42,683)    (42,098)

   INCOME FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES            53,972      40,810     129,687      50,787

INCOME TAXES                                   19,376      13,737      38,378       5,390

    INCOME FROM CONTINUING
      OPERATIONS                               34,596      27,073      91,309      45,397

    GAIN FROM SALE OF
       DISCONTINUED OPERATIONS                                                     38,126

           NET INCOME                         $34,596     $27,073     $91,309     $83,523

EARNINGS PER COMMON SHARE
  Income from continuing operations             $0.85       $0.67       $2.23       $1.11
  Gain from sale of discontinued
   operations                                                                        0.95

            Net income                          $0.85       $0.67       $2.23       $2.06

Dividends per common share                     $0.295      $0.285       $1.17       $1.14

Average common shares outstanding              40,721      40,455      40,645      40,379

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                           March 31,              December 31,
                                              1996        1995        1995
                                                      (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                      $5,122
  Accounts receivable                        $144,049    $127,960     126,528
  Inventories                                  11,867      26,532      28,110
  Other current assets                         10,296      12,129      10,965
    Total current assets                      166,212     166,621     170,725

Property, plant and equipment               2,341,157   2,277,711   2,330,900
Less allowances for depreciation and
  amortization                              1,045,206     980,466   1,020,779
    Net property, plant and equipment       1,295,951   1,297,245   1,310,121

Securities available for resale,
     approximates fair value                   63,910      52,810      52,745
Other assets                                   49,927      44,825      50,962

                                           $1,576,000  $1,561,501  $1,584,553

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Checks outstanding in excess of
    cash balances                              $5,267      $5,562
  Short-term loans                             27,200      31,700     $77,200
  Accounts payable and accrued expenses       114,230     108,365     117,240
  Purchased-gas adjustments                    21,792      37,082       9,182
  Current portion of long-term debt            19,004                  19,004
    Total current liabilities                 187,493     182,709     222,626

Long-term debt, less current portion          411,700     486,688     421,695
Other liabilities and deferred credits         38,410      41,116      34,700
Deferred income taxes and investment
  tax credits                                 187,445     163,563     187,900
Redeemable cumulative preferred stock           4,957       6,324       4,957

Common shareholders' equity
  Common stock                                285,292     278,639     283,776
  Retained earnings                           460,865     417,106     438,284
  Note receivable from ESOP                   (20,550)    (24,050)    (21,238)
  Unrealized gain on securities available
       for resale, net of income taxes         20,388       9,406      11,853
    Total common shareholders' equity         745,995     681,101     712,675

                                           $1,576,000  $1,561,501  $1,584,553

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          3 Months Ended
                                           March 31,
                                              1996        1995
                                          (In Thousands)
OPERATING ACTIVITIES
  Net income                                  $34,596     $27,073
  Depreciation and amortization                26,948      25,577
  Deferred income taxes and
    investment tax credits                     (5,742)     (6,804)
 Gain from sales of securities                 (1,765)
                                               54,037      45,846
  Change in operating assets
    and liabilities                            13,853      36,831
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                67,890      82,677

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                           (12,983)    (17,178)
    Other investments                            (158)       (437)
      Total capital expenditures              (13,141)    (17,615)
  Proceeds from disposition of property,
    plant and equipment                           246       1,990
  Proceeds from the sales of securities         4,422
      NET CASH USED IN INVESTING
        ACTIVITIES                             (8,473)    (15,625)

FINANCING ACTIVITIES
  Issuance of common stock                      2,255       2,375
  Common stock repurchased                       (739)       (291)
  Issuance of long-term debt                                2,000
  Repayment of long-term debt                  (9,995)     (9,996)
  Increase (decrease) in short-term loans     (50,000)    (63,200)
  Checks outstanding in excess of cash bal      5,267       5,562
  Payment of dividends                        (12,114)    (11,661)
  Other                                           787         610
   NET CASH USED IN FINANCING
       ACTIVITIES                             (64,539)    (74,601)

    DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                 ($5,122)    ($7,549)

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 1996

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
March 31, 1996


Market Resources Operations -

Celsius Energy, Universal Resources and Wexpro (market resources group) conduct the Company's exploration, production and energy marketing operations. Following is a summary of financial results and operating information.

                                3 Months Ended          12 Months Ended
                                 March 31,               March 31,
                                    1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $71,123     $64,588    $251,799    $253,091
    From affiliates                  17,603      16,580      65,225      74,085
      Total revenues                $88,726     $81,168    $317,024    $327,176
  Operating income                  $13,071     $11,810     $45,586     $56,023
  Net income                          8,117       7,852      32,180      37,591

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                     9,145       8,924      32,884      38,725
    Oil and natural gas liquids
      (in thousands of barrels)         572         620       2,388       2,550
  Production revenues
    Natural gas (per thousand
      cubic feet)                     $1.58       $1.49       $1.36       $1.65
    Oil and natural gas liquids
      (per barrel)                   $16.45      $15.52      $16.19      $15.33
  Gas marketing volumes (in
    thousands of decatherms)         29,675      23,928     115,121      91,130

Revenues were 9% higher in the first quarter of 1996 when compared with the same period of 1995, but were 3% lower in the 12-month period of 1996 when compared with the prior year period. Revenues from sales of natural gas increased 9% in the first quarter of 1996, but were 30% lower in the 12-month period ended March 31, 1996 when compared with the year earlier periods. Both production and selling prices of natural gas were higher in the first quarter of 1996. Gas production and revenues were lower for the 12 months ended March 31, 1996 when compared with the prior year period. Celsius Energy shut in a portion of its gas production in the second half of 1995 in response to extremely low gas prices. Most of this gas was producing during the first quarter of 1996.

Revenues from sales of oil and natural gas liquids were lower in the 3- and 12-month periods of 1996 when compared with the same periods of 1995. The decrease in revenues was the result of lower production volumes that more than offset the effects of higher average selling prices.

Gas marketing volumes increased 24% in the first quarter and 26% in the 12 months period ended March 31, 1996. In other hedging activities, about 40% of equity gas production and equity oil production is being sold under hedged or fixed-price contracts. The contracts for oil production terminate at the end of 1996.

Revenues for cost-of-service operation of Mountain Fuel's gas wells were 6% higher in the 3- and 12-month periods ended March 31, 1996 primarily due to the settlement of a Minerals Management Service royalty valuation issue.

Regulated Services Operations -

Mountain Fuel and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                3 Months Ended          12 Months Ended
                                 March 31,               March 31,
                                    1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers    $144,567    $139,823    $363,502    $365,745
    From affiliates                     336         992       3,355       4,315
      Total revenues               $144,903    $140,815    $366,857    $370,060
  Operating income                  $33,797     $24,477     $53,042     $36,022
  Net income                         18,851      13,061      29,458      21,315

OPERATING STATISTICS
Natural gas volumes (in thousands
  of decatherms)
    Residential and commercial
      sales                          34,417      29,578      78,789      73,673
    Industrial sales                  2,494       3,185       8,519       9,850
    Transportation for industrial
      customers                      13,729      17,609      55,689      55,720
      Total deliveries               50,640      50,372     142,997     139,243

  Natural gas revenues (per
    decatherm)                        $3.93       $4.31       $4.11       $4.35
    Residential and commercial         2.14        2.59        2.30        2.59
    Industrial sales
    Transportation for industria       0.11        0.10        0.11        0.10
      customers
  Heating degree days
    Actual                            2,596       2,217       5,426       5,200
    Normal                            2,743       2,743       5,801       5,801
      Warmer than normal                  5%         19%          6%         10%
  Number of customers at end of
    period                          597,234     575,424

Revenues, net of gas costs, increased $9,968,000 or 17% in the first quarter and $15,894,000 or 10% in the 12 months ended March 31, 1996 when compared with the same periods in 1995. The increases resulted from colder temperatures, the benefits of a rate case settlement reached in the third quarter of 1995 and a 3.8% customer growth rate. Temperatures in the first quarter of 1996 were 5% warmer than normal but 17% colder than was reported in the first quarter of 1995. Temperatures were 4% colder in the 12-month period ended March 31, 1996 when compared with the same period in the prior year.

The effect of the warmer-than-normal weather in 1996 was partially offset by a weather-normalization adjustment. In addition, the rate case settlement could add about $3.7 million in annual revenues from a new-premises fee and the sharing of capacity-release credits.
Mountain Fuel's allowed return on rate base increased from 10.08% to between 10.22% and 10.34%.

Volumes delivered to industrial customers decreased 22% in the first quarter of 1996 when compared with the same quarter of 1995 due to an abundance of low-cost hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, gathering and storage operations. Following is a summary of financial results and operating information.

                                3 Months Ended          12 Months Ended
                                 March 31,               March 31,
                                    1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $9,673     $10,859     $42,130     $42,684
    From affiliates                  22,095      18,706      77,428      74,739
      Total revenues                $31,768     $29,565    $119,558    $117,423
  Operating income                  $13,071     $12,853     $52,155     $54,068
  Net income                          6,390       6,274      24,764      26,595

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
    Transportation
      For unaffiliated customers     36,873      38,569     150,247     143,281
      For Mountain Fuel              37,156      29,199      87,829      70,630
      For other affiliated custo      4,598       6,226      37,211      42,304
        Total transportation         78,627      73,994     275,287     256,215

    Gathering
      For unaffiliated customers     10,834       9,621      40,241      39,222
      For Mountain Fuel               9,818       9,390      32,119      30,924
      For other affiliated custo      1,916       1,280       6,585      10,280
        Total gathering              22,568      20,291      78,945      80,426

Natural gas revenues (per decatherm)
  Transportation                      $0.21       $0.21       $0.23       $0.24
  Gathering                            0.24        0.28        0.27        0.29

Revenues were higher in the 1996 periods presented due to a rate increase for transportation and storage activities. Questar Pipeline filed for a rate increase July 31, 1995 that became effective on February 1, 1996, subject to refund pending approval by the Federal Energy Regulatory Commission (FERC). The proposed settlement includes a stated return on equity of 11.75% and, could if approved, add about $6 million to annual revenues. The Company has fully reserved for the differences between the filed rates and the settlement rates. In addition, the Company reported higher revenues from its expanded firm gas-storage activities.

Volumes from gathering, now conducted by nonregulated subsidiary Questar Gas Management Company, increased 11% in the first quarter of 1996 over the year earlier period. Revenues in the 1996 periods were less than was reported in the prior year periods because of lower reservation charges on Mountain Fuel's firm-gathering contract.

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the FERC February 28, 1996, and was effective March 1, 1996. Questar Corporation (Questar), in its continuing efforts to realign its operations into the two primary functions of regulated services and nonregulated market resources, plans to transfer Questar Gas Management Company to its market resources group. Questar Pipeline currently intends to complete the transfer by mid-1996.

Questar announced plans of becoming more of an energy-services company that can operate effectively in the new energy market place. Mountain Fuel and Questar Pipeline make up the regulated services group of Questar. To improve efficiency and coordination, various financial, technical, administrative and other support functions of these two companies will be consolidated. The regulated services group also is creating a new planning and business development area to focus on new business opportunities in gas distribution, transmission and storage, both foreign and domestic.

Consolidated Results of Operations --

Consolidated revenues increased in the first quarter of 1996 when compared with the first quarter of 1995 due to increases in gas marketing volumes sold and deliveries of gas to residential and commercial customers for heating purposes, the benefits of a rate case settlement by Mountain Fuel in the third quarter of 1995, and higher gas production prices and quantities. Revenues were lower in the 12-month period ended March 31, 1996, when compared with the prior year because of lower selling prices for gas produced and lower gas distribution deliveries.

Natural gas purchases were lower in the 3- and 12-month periods of 1996 when compared with the same periods of 1995 primarily because of lower natural gas purchase prices.

Operating and maintenance expenses were 6% higher in the first quarter of 1996 and 2% higher in the 12 months ended March 31, 1996, when compared with the same periods in the prior year. The increases resulted from inflation, some one-time expenses from gas transmission operations related to the gathering division spin down and rate case, and an increase in the number of distribution customers.

Depreciation and amortization increased in the periods ended March 31, 1996, because of increased investment in property, plant and equipment by all lines of business and the effect of reserve adjustments on depreciation expenses for some cost-of-service gas properties. The first quarter full cost amortization rate was $.78 per equivalent Mcf in 1996, down from $.80 in the prior year period. Other taxes were lower in the 12-months ended March 31, 1996 as a result of shutting in gas production for half of 1995.

Interest and other income was higher in the first quarter of 1996 because of a $1,765,000 pretax gain from the sales of securities and a $340,000 pretax gain from selling real estate. The increase in interest and other income for the 12-months ended March 31, 1996 was due primarily to gains from selling Nextel and other securities, settlement of gas contracts and equity earnings of unconsolidated affililates.

In the third quarter of 1994, Questar Corporation sold Questar Telecom to Nextel Communications in exchange for 3.9 million shares of Nextel common stock and reported a $38,126,000 after-tax gain from the sale. At year end 1994, the Company wrote down its investment in Nextel Communications by $61,743,000. This amounted to $38,126,000, or $.95 per share, after income taxes.

The effective income tax rate for the first quarter was 35.9 % in 1996 and 33.7% in 1995. The Company recognized $2,106,000 of tight-sands gas production tax credits in the 1996 period and $2,155,000 in the 1995 period.


Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $67,890,000 for the first quarter of 1996, compared with $82,677,000 for the same period of 1995. A refund of gas costs in the first quarter of 1996 and lower gas purchase costs collected in rates from gas distribution customers resulted in a decrease in net cash flow from operating activities.

Investing Activities:

Capital expenditures were $13,141,000 in the first three months of 1996, compared with $17,615,000 in the same period a year ago. Proceeds from the sales of securities of $4,422,000 primarily resulted from selling shares of Nextel Communications. A comparison of capital expenditures for the first three months of 1996 and 1995 plus an estimate for the calendar year 1996 are as follows:

                                                          Estimate
                                   Actual                12 Months
                                Three Months Ended         Ended
                                 March 31,               Dec. 31,
                                    1996        1995        1996
                                            (In Thousands)
Exploration and production           $3,343      $6,781     $88,700
Natural gas distribution              3,837       6,843      55,000
Natural gas transmission              2,537       3,171      40,900
Other operations                      3,424         820      50,200
                                    $13,141     $17,615    $234,800

Financing Activities:

Net cash used in financing activities was $64,539,000 in the first quarter of 1996 and $74,601,000 in the same period of 1995. Net cash flow from operating activities provided for repayment of short-term and long-term debt and payment of dividends.

Commercial paper borrowings were $17,200,000 and short-term debt was $10,000,000 at March 31, 1996. The Company had the capacity at March 31, 1996, to borrow an additional $117,800,000 under commercial paper agreements. That capacity declined to $82,800,000 at April 1, 1996, to match seasonal cash flow requirements. Questar and its affiliated companies had the capacity to borrow an additional $10,700,000 through short-term credit lines and $84,000,000 under long-term credit lines with banks.

Questar plans to finance 1996 capital expenditures with cash flow from operations, bank borrowings, and proceeds from its dividend reinvestment plan. In addition, Questar plans to sell up to one third of its investment in Nextel common stock to fund capital expenditures.


                              PART II
                         OTHER INFORMATION
Item 5.  Other Information.
     Questar Corporation (Questar or the Company) has announced additional details of its reorganization into two primary lines of business regulated services and market resources. The Company's regulated services segment, which is under the direction of D. N. Rose, Executive Vice President, includes Mountain Fuel Supply Company (retail distribution) and Questar Pipeline Company (interstate transmission and storage). Some administrative functions will be integrated between these two regulated entities. Questar's second segment market resources is under the leadership of G. L. Nordloh, Executive Vice President. It includes the Company's three exploration and production companies and new entities to handle energy trading and nonregulated energy services. The market resources group will also include Questar Gas Management Company, currently a wholly-owned subsidiary of Questar Pipeline that is engaged in gathering and field service activities.

                            SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUESTAR CORPORATION
                                     (Registrant)


May 13, 1996                           /s/ R. D. Cash
   (Date)                               R. D. Cash
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer



May 13, 1996                           /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer and
                                        Chief Financial Officer