Form 10-Q/A
period 1996-03-31
QUESTAR CORP
filed 1996-08-13
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File No. 1-8796

                          QUESTAR CORPORATION
         (Exact name of registrant as specified in its charter)


      STATE OF UTAH                                           87-0407509
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification No.)


P.O. Box 45433, 180 East 100 South, Salt Lake City, Utah      84145-0433
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (801) 324-5000



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

                Class                    Outstanding as of July 31, 1996
Common Stock, without par value                 40,841,584 shares

                                 PART II
                            OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.
      (b) The Company filed a Current Report on Form 8-K dated February 13, 1996, to report the adoption of a new Rights Agreement dated as of February 13, 1996, and the declaration of a dividend distribution of one right for each outstanding share of stock as of March 25, 1996. A copy of the Rights Agreement was filed as an exhibit to the Form 8-K. The Company also reported several management changes.


                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUESTAR CORPORATION
                                     (Registrant)


August 9, 1996                          /s/ R. D. Cash
   (Date)                                R. D. Cash
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer



August 9, 1996                          /s/ S. E. Parks
   (Date)                                S. E. Parks
                                         Vice President, Treasurer and
                                         Chief Financial Officer