Form 10-Q
period 1996-06-30
QUESTAR CORP
filed 1996-08-13
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
(Unaudited)

                                          3 Months Ended          6 Months Ended          12 Months Ended
                                            June 30,                June 30,                June 30,
                                              1996        1995        1996        1995        1996        1995
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                     $144,514    $138,569    $370,237    $354,501    $665,023    $666,113

OPERATING EXPENSES
  Natural gas purchases                        38,724      34,559     119,192     120,147     198,464     208,438
  Operating and maintenance                    48,036      45,861      97,214      92,205     184,734     180,647
  Depreciation and amortization                24,474      24,784      50,195      49,233      97,254      96,146
  Other taxes                                   8,111       8,401      17,406      17,600      31,631      32,615

    TOTAL OPERATING EXPENSES                  119,345     113,605     284,007     279,185     512,083     517,846

    OPERATING INCOME                           25,169      24,964      86,230      75,316     152,940     148,267

INTEREST AND OTHER INCOME                       5,911       4,322       9,947       6,037      21,224       7,991

WRITE-DOWN OF INVESTMENT IN
    NEXTEL COMMUNICATIONS                                                                                 (61,743)

DEBT EXPENSE                                   (9,195)    (10,825)    (20,320)    (22,082)    (41,053)    (43,533)

   INCOME FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES            21,885      18,461      75,857      59,271     133,111      50,982

INCOME TAXES                                    5,817       3,899      25,193      17,636      40,296       4,951

    INCOME FROM CONTINUING
      OPERATIONS                               16,068      14,562      50,664      41,635      92,815      46,031

    GAIN FROM SALE OF
       DISCONTINUED OPERATIONS                                                                             38,126

           NET INCOME                         $16,068     $14,562     $50,664     $41,635     $92,815     $84,157

EARNINGS PER COMMON SHARE
  Income from continuing operations             $0.39       $0.35       $1.24       $1.02       $2.27       $1.12
  Gain from sale of
     discontinued operations                                                                                 0.95

            Net income                          $0.39       $0.35       $1.24       $1.02       $2.27       $2.07

Dividends per common share                     $0.295      $0.285       $0.59       $0.57       $1.18       $1.14

Average common shares outstanding              40,789      40,529      40,753      40,490      40,690      40,422

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              June 30,              December 31,
                                                1996        1995        1995
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                        $5,122
  Accounts receivable                          $105,072     $94,470     126,528
  Inventories                                    17,825      25,659      28,110
  Other current assets                           10,219      13,570      10,965
    Total current assets                        133,116     133,699     170,725

Property, plant and equipment                 2,352,497   2,296,778   2,330,900
Less allowances for depreciation
  and amortization                            1,061,996   1,004,792   1,020,779
    Net property, plant and equipment         1,290,501   1,291,986   1,310,121

Securities available for resale,
     approximates fair value                     59,177      54,748      52,745
Other assets                                     47,339      45,042      50,962

                                             $1,530,133  $1,525,475  $1,584,553


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $4,287      $5,134
  Short-term loans                               10,000      18,000     $77,200
  Accounts payable and accrued expenses         100,620      91,500     117,240
  Purchased-gas adjustments                       1,559      32,372       9,182
  Current portion of long-term debt              23,704                  19,004
    Total current liabilities                   140,170     147,006     222,626

Long-term debt, less current portion            404,004     477,692     421,695
Other liabilities and deferred credits           35,197      39,963      34,700
Deferred income taxes and investment
  tax credits                                   195,305     167,939     187,900
Redeemable cumulative preferred stock             4,954       6,218       4,957

Common shareholders' equity
  Common stock                                  286,880     280,003     283,776
  Retained earnings                             464,897     420,102     438,284
  Note receivable from ESOP                     (20,550)    (24,050)    (21,238)
  Unrealized gain on securities available
    for resale, net of income taxes              19,276      10,602      11,853
    Total common shareholders' equity           750,503     686,657     712,675

                                             $1,530,133  $1,525,475  $1,584,553

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        6 Months Ended
                                                          June 30,
                                                            1996        1995
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $50,664     $41,635
  Depreciation and amortization                              52,466      51,540
  Deferred income taxes and
    investment tax credits                                    2,807      (3,170)
 Gain from sales of securities                               (4,957)
                                                            100,980      90,005
  Change in operating assets
     and liabilities                                         13,439      46,862
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                             114,419     136,867

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                                         (38,758)    (38,724)
    Other investments                                        (1,223)       (657)
      Total capital expenditures                            (39,981)    (39,381)
  Proceeds from disposition of property,
    plant and equipment                                       6,062       2,998
  Proceeds from the sales of securities                      10,544
      NET CASH USED IN INVESTING
        ACTIVITIES                                          (23,375)    (36,383)

FINANCING ACTIVITIES
  Issuance of common stock                                    4,108       3,874
  Common stock repurchased                                   (1,004)       (426)
  Redemption of preferred stock                                  (3)       (106)
  Issuance of long-term debt                                 12,000       2,000
  Repayment of long-term debt                               (24,991)    (18,992)
  Decrease in short-term loans                              (67,200)    (76,900)
  Checks outstanding in excess
     of cash balances                                         4,287       5,134
  Payment of dividends                                      (24,245)    (23,339)
  Other                                                         882         722
   NET CASH USED IN FINANCING
       ACTIVITIES                                           (96,166)   (108,033)

    DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                               ($5,122)    ($7,549)

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 1996

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
June 30, 1996

Market Resources Operations -

Celsius Energy, Universal Resources, Questar Energy Trading, Questar Energy Services and Wexpro (Market Resources group) conduct the
Company's exploration, production and energy marketing operations. Following is a summary of financial results and operating information.

                                3 Months Ended          6 Months Ended          12 Months Ended
                                  June 30,                June 30,                June 30,
                                    1996        1995        1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $74,162     $60,843    $145,285    $125,431    $265,118    $241,580
    From affiliates                  12,555      14,501      30,158      31,081      63,279      70,084
      Total revenues                $86,717     $75,344    $175,443    $156,512    $328,397    $311,664
  Operating income                  $12,550     $10,737     $25,621     $22,547     $47,399     $50,673
  Net income                          8,556       8,896      16,673      16,748      31,840      35,518

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                     9,188       8,785      18,333      17,709      33,287      37,068
    Oil and natural gas liquids
      (in thousands of barrels)         567         640       1,139       1,260       2,315       2,552
  Production revenues
    Natural gas (per thousand
      cubic feet)                     $1.43       $1.26       $1.50       $1.37       $1.40       $1.48
    Oil and natural gas liquids
      (per barrel)                   $18.43      $16.52      $17.43      $16.03      $16.65      $15.80
  Gas marketing volumes (in thousands
    of decatherms)                   26,546      24,651      56,221      48,579     117,016      92,722

Revenues were 15% higher for the second quarter of 1996 and 12% higher for the first half of 1996 when compared with the same periods in 1995 as a result of increased selling prices and natural gas production and increased gas-marketing volumes.

For the second quarter of 1996 approximately 57% of the gas production came from Universal Resources, where the average sales price of $1.61 per Mcf was 25% higher than a year earlier. Prices received by Celsius
Energy averaged $1.18 per Mcf. The regional price weakness was largely the result of abundant, inexpensive hydroelectric power and a shortage of capacity on interstate gas pipelines between the Rocky
Mountains and Eastern markets. About 80% of Midcontinent equity production is under hedged or fixed-price contracts. That portion will drop to about 50% by the end of the third quarter. Between 20 and 30% of Rocky Mountain production is covered under hedged or fixed-price contracts.

Revenues were 5% higher for the 12 months ended June 30, 1996 when compared with the prior year period when gas-marketing volumes replaced gas produced from Company-owned reserves. A portion of gas production from the Rocky Mountain region was shut in during the second half of 1995 in response to extremely low gas prices. The
Market Resources group substituted purchased gas for produced gas to minimize lost revenue from the shut-in production. Most of the shut-in wells were producing during the first half of 1996.

Revenues from sales of oil and natural gas liquids were flat in the 3-month period ended June 30, 1996 as higher selling prices offset lower production volumes. Revenues were lower in the 6- and 12-month periods ended June 30, 1996 due to a decline in production.

Revenues for cost-of-service operation of Mountain Fuel's gas wells were lower for the 1996 periods presented as a result of lower operating expenses and a declining investment base.

Customers' buy-out of gas-sales contracts added $1.3 million to 1995 after-tax earnings of the Market Resources group.

Regulated Services Operations -

Mountain Fuel and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                3 Months Ended          6 Months Ended          12 Months Ended
                                  June 30,                June 30,                June 30,
                                    1996        1995        1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $57,064     $65,984    $201,631    $205,807    $354,582    $378,347
    From affiliates                     863       1,312       1,199       2,304       2,906       4,124
      Total revenues                $57,927     $67,296    $202,830    $208,111    $357,488    $382,471
  Operating income (loss)             ($537)       $814     $33,260     $25,291     $51,691     $41,831
  Net income (loss)                    (617)        152      18,234      13,213      28,689      25,316

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial
      sales                          11,991      13,935      46,408      43,513      76,845      77,840
    Industrial sales                  1,858       2,068       4,352       5,253       8,309      10,226
    Transportation for industrial
      customers                      11,046      13,952      24,775      31,561      52,783      59,652
      Total deliveries               24,895      29,955      75,535      80,327     137,937     147,718
  Natural gas revenue (per decatherm)
    Residential and commercial        $3.93       $3.97       $3.93       $4.20       $4.10       $4.25
    Industrial sales                   2.14        2.49        2.14        2.55        2.21        2.56
    Transportation for industrial
      customers                        0.13        0.10        0.12        0.10        0.11        0.10
  Heating degree days
    Actual                              617         895       3,213       3,112       5,148       5,572
    Normal                              741         741       3,484       3,484       5,801       5,801
     Colder (warmer) than normal      (17%)          21%       (8%)       (11%)       (11%)        (4%)
  Number of customers at end of
    period                          597,143     575,450

Revenues, net of gas costs, decreased $583,000 or 2% in the second quarter as a result of lower sales volumes caused by warmer weather that more than offset the affects of a rate case settlement. Temperatures, as measured in degree days, were 17% warmer than normal for the second quarter of 1996 compared with 21% colder than normal for the same quarter in 1995. Revenues, net of gas costs, were $9,385,000 or 10% higher for the first half of 1996 when compared with the first half of 1995 due to colder temperatures in the first quarter of 1996, the benefits of a rate case settlement and a 3.8% annual rate of growth in the number of customers. Temperatures in the first quarter of 1996 were 5% warmer than normal compared with 19% warmer than normal reported in the first quarter of 1995.

The effect of the warmer-than-normal weather in 1996 was partially offset by the provisions of the 1995 rate settlement that provides for a weather-normalization adjustment, new-premises fee and sharing of capacity release revenues. About 40 to 50% of Mountain Fuel's residential and commercial sales volumes were subjected to temperature-adjusted rates. Under the provisions of the Utah rate settlement, the weather-normalization adjustment will be extended to all residential and commercial volumes beginning October 1 unless customers inform Mountain Fuel that they desire to be treated otherwise. The terms of the Utah rate case are expected to add about $3.7 million in annual revenues from a new-premises fee and the sharing of capacity-release credits. In addition to the other rate case items, Mountain Fuel's allowed return on rate base increased from 10.08% to between 10.22% and 10.34%. Mountain Fuel also received approval from the Public Service Commission of Wyoming to implement a weather-normalization adjustment for all residential and commercial customers beginning September 1.

Volumes delivered to industrial customers were 19% less in the second quarter of 1996 and 21% less in the first half of 1996 when compared with the same periods of 1995 due to a continued abundance of inexpensive hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission, storage and gathering operations. Following is a summary of financial results and operating information.

                                3 Months Ended          6 Months Ended          12 Months Ended
                                 June 30,                June 30,                June 30,
                                    1996        1995        1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $12,859     $11,285     $22,532     $22,144     $43,704     $44,355
    From affiliates                  17,481      18,550      39,576      37,256      76,359      73,484
      Total revenues                $30,340     $29,835     $62,108     $59,400    $120,063    $117,839
  Operating income                  $12,755     $12,883     $25,826     $25,736     $52,027     $53,067
  Net income                          5,891       5,811      12,281      12,085      24,844      25,537

OPERATING STATISTICS
Natural gas volumes (in thousands of
  decatherms)
     Transportation
   For unaffiliated customers        36,158      38,978      73,031      77,547     147,427     149,129
   For Mountain Fuel                 16,426      15,553      53,582      44,752      88,702      77,481
   For other affiliated customer     10,271      10,133      14,869      16,359      37,349      40,336
        Total transportation         62,855      64,664     141,482     138,658     273,478     266,946

    Gathering
   For unaffiliated customers         9,725      10,126      20,559      19,747      39,840      39,461
   For Mountain Fuel                  4,555       7,470      14,373      16,860      29,204      30,756
   For other affiliated customer      2,485       1,815       4,401       3,095       7,255       8,359
        Total gathering              16,765      19,411      39,333      39,702      76,299      78,576

Natural gas revenues (per decatherm)
  Transportation                      $0.28       $0.25       $0.24       $0.23       $0.24       $0.24
  Gathering                            0.29        0.28        0.26        0.28        0.27        0.28

Revenues were higher in the 1996 periods presented partially as a result of a rate increase for transportation and storage activities.
Questar Pipeline filed for a rate increase with the Federal Energy
Regulatory Commission (FERC) on July 31, 1995. Questar Pipeline began collecting revenues under the new rate structure, subject to refund, February 1, 1996. The FERC approved a rate settlement July 1, 1996.
The settlement included a stated return on equity of 11.75% and is expected to add approximately $5.9 million to annual revenues or $3 million in after-tax income. Questar Pipeline had fully reserved for the differences between the filed rates and the settlement rates and as a result there was no significant impact on net income. In addition to the rate increase, Questar Pipeline reported higher revenues from its expanded firm gas-storage activities.

Revenues for gas-gathering activities were lower for the 1996 periods presented as a result of decreased volumes gathered and a decrease in the rate charged on gas volumes gathered for Mountain Fuel.
Reservation charges on Mountain Fuel's firm-gathering contract were reduced beginning in the Fall of 1995.

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management Company, a wholly owned subsidiary. The transfer was approved by the FERC February 28, 1996 and was effective March 1, 1996. Questar Corporation, in its continuing efforts to realign its operations into the two primary activities of Regulated Services and nonregulated Market Resources, transferred Questar Gas Management Company to its Market Resources group on July 1, 1996.

Questar Pipeline and Mountain Fuel have consolidated various financial, technical, administrative and other support functions in an ongoing effort to improve efficiency and coordination.

Consolidated Results of Operations --

Consolidated revenues increased in the 3- and 6-month periods ended
June 30, 1996 when compared with the same periods of 1995 due to increases in gas-marketing volumes sold, increases in gas production, higher gas selling prices and rate increases for gas distribution, transmission and storage activities.

Natural gas purchase expenses increased for the second quarter ended
June 30, 1996 when compared with the second quarter of 1995 due primarily to an increase in the volumes of gas purchased for gas-marketing activities. Natural gas purchase expenses were lower in the 6- and 12-month periods of 1996 when compared with the same periods of 1995 primarily because of lower natural gas purchase prices. The gas cost allowed in distribution rates has decreased from $1.43 per dth filed in February 1995 to $1.03 per dth beginning
February 1996.

Operating and maintenance expenses were higher for the 1996 periods when compared with the same periods in the prior year. The increases resulted from not repeating the recognition of production credits which amounted to $1.5 million in the first half of 1995, some one-time expenses from gas transmission operations related to the gathering division spin down and rate case, and an increase in the number of distribution customers. The combined benefits of an early retirement program and consolidation of gas distribution operations beginning in mid-1995 partially offset these increases.

Depreciation expenses were slightly lower for the second quarter of 1996 when compared to the second quarter of 1995 because the effects of revising ownership interests in a jointly owned property and a lower full cost amortization rate more than offset increases in property, plant and equipment. The full cost amortization rate was $.78 per equivalent Mcf for the first half of 1996, down from $.81 per Mcfe in the prior year period. Depreciation and amortization expenses were higher in the 6- and 12-month periods ended June 30, 1996, primarily due to increased investment in property, plant and equipment.

Interest and other income was higher in the first half of 1996 because of a $4,957,000 pretax gain from the sales of Nextel related securities, a $1,644,000 pretax gain from selling real estate, which includes selling two former gas-distribution service centers, and a $700,000 pretax gain from the sales of FCC licenses and related equipment. The Company's Market Resources group reported a $2,100,000 pretax gain from customers' buy-out of gas-sales agreements in the second quarter of 1995.

In the third quarter of 1994, Questar Corporation sold Questar Telecom to Nextel Communications in exchange for 3.9 million shares of Nextel common stock and reported a $38,126,000 after-tax gain from the sale.
At year end 1994,  the Company wrote down its investment in Nextel
Communications by $61,743,000. This amounted to $38,126,000, or $.95 per share, after income taxes. These transactions are included in operating results for the 12 months ended June 30, 1995.

The effective income tax rate for the first half was 33.2 % in 1996 and 29.8% in 1995. The Company recognized $4,483,000 of tight-sands gas production tax credits in the 1996 period and $4,759,000 in the 1995 period.


Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $114,419,000 for the first half of 1996, compared with $136,867,000 for the same period of 1995. A refund of gas costs to gas distribution customers in the first quarter of 1996, lower gas purchase costs collected in rates from gas distribution customers and margin calls on gas price swap agreements resulted in lower net cash flow provided from operating activities for 1996.

Investing Activities:

Capital expenditures were $39,981,000 for the first six months of 1996, compared with $39,381,000 for the same period a year ago.
Proceeds from the sales of Nextel related securities amounted to $10,544,000. A comparison of capital expenditures by line of business for the first half of 1996 and 1995 plus an estimate for calendar year
1996 are as follows:

                                                          Estimate
                                   Actual                12 Months
                                Six Months Ended           Ended
                                  June 30,               Dec. 31,
                                    1996        1995        1996
                                            (In Thousands)
Market Resources                     $8,245     $10,911     $83,300
Regulated Services
    Natural gas distribution         15,969      16,952      55,000
    Natural gas transmission          7,381       9,535      37,100
        Total Regulated Services     23,350      26,487      92,100
Other operations                      8,386       1,983      59,400
                                    $39,981     $39,381    $234,800

Financing Activities:

Net cash flow from operating activities plus the proceeds from selling
Nextel securities provided funds for repayment of short-term and long-term debt, payment of dividends and funding capital expenditures for the first six months of 1996. The Company plans to finance 1996 capital expenditures through net cash provided from operating activities, bank borrowings, and proceeds from its dividend reinvestment plan. In addition, the Company may sell up to one third of its investment in Nextel common stock, depending upon market conditions, to fund capital expenditures.

Short-term bank borrowings were $10,000,000 at June 30, 1996 and $18,000,000 at June 30, 1995. Short-term bank lines of credit serve as backup to the credit received through the commercial paper program.
No amounts were borrowed under commercial paper agreements at either
June 30, 1996 or June 30, 1995. The Company's lines of credit borrowing capacity was $100,000,000 at June 30, 1996. Borrowing capacity increases to $135,000,000 from October 1 to March 31 anticipating seasonal credit demands. The Company repaid a $19,000,000, 8.25% ESOP note as scheduled on July 1, 1996.

                              PART II
                         OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders.

     Questar Corporation (Questar or the Company) held its annual meeting of stockholders on May 21, 1996. Four incumbent directors, Patrick J. Early, Dixie L. Leavitt, Mary Mead, and D. N.
Rose, were elected to serve three-year terms. The following chart lists the name of each director nominated and elected, the number of votes cast in favor of his/her election, and the number of votes withheld from his/her election:

           Name            Votes Cast in Favor   Votes Withheld

           Patrick J. Early      30,231,919          1,929,621
           Dixie L. Leavitt      30,195,403          1,966,137
           Mary Mead             30,260,795          1,900,745
           D. N. Rose            30,221,278          1,940,262

Each of the nominees received more than 93.8 percent of the total votes cast and more than 74 percent of the outstanding shares.

     The Company's Board of Directors recommended three proposals for consideration by the Company's shareholders. The first proposal involved amendments to the Company's Long-Term Stock Incentive Plan that would permit such plan to qualify as a performance-based plan under applicable tax regulations, enlarge the number of eligible participants, and extend the exercise term after a participant's retirement.
Amendments to the Company's Stock Option Plan for Directors constituted the second proposal under consideration. The proposed amendments enlarged the number of shares reserved and extended the term of this plan. The third proposal involved a new Directors' Stock Plan that would permit directors to be paid their fees with shares of the Company's common stock. All three proposals were approved by the Company's shareholders as is shown in the following chart:

                                 FOR        AGAINST            ABSTAIN

     Proposal No. One:       29,834,316     1,996,908           314,766

     Proposal No. Two:       29,140,224     2,617,355           388,411

     Proposal No. Three:     30,233,968     1,525,652           386,370

Each of the proposals received more than 90 percent of the votes cast and more than 71 percent of the outstanding shares.

     The United Food and Commercial Workers Union, Local 99R (the UFCW), a record shareholder of 100 shares, indicated that it intended to present two proposals for consideration by the Company's shareholders and filed proxy solicitation materials with the Securities and Exchange
Commission. The Company's Board of Directors opposed both proposals, but included the proposals in the definitive proxy materials. The
UFCW's proposals involved confidential voting and possible severance payments under the Company's Executive Severance Compensation Plan. The proposals were not approved by the Company's shareholders as is shown on the following chart:


                                 FOR         AGAINST        ABSTAIN

     UFCW Proposal No. One:  10,435,570    17,101,912      1,632,341

     UFCW Proposal No. Two:   6,148,664    21,820,853      1,200,306

Item 5.    Other Information.

     On June 21, 1996, Mary Mead, a director of the Company, was killed in a horseback riding accident. Mrs. Mead, who turned 61 on the date of her death, had served as a director of the Company since February of 1990. She was a rancher in Jackson, Wyoming, and had recently been elected to another three-year term. The Company's Board of Directors has not replaced her.

Item 6.    Exhibits and Reports on Form 8-K.

     The following exhibits are filed as part of this report.

     Exhibit No.      Exhibit

        10.5.         Questar Corporation Long-Term Stock Incentive
                      Plan, as amended and restated May 21, 1996.

        10.10.        Questar Corporation Stock Option Plan for
                      Directors, as amended and restated May 21, 1996.

        10.15. Questar Corporation Directors' Stock Plan as approved May 21, 1996.
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUESTAR CORPORATION
                                     (Registrant)


August 13, 1996                   /s/ R. D. Cash
   (Date)                          R. D. Cash
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer



August 13, 1996                   /s/ S. E. Parks
   (Date)                          S. E. Parks
                                   Vice President, Treasurer and
                                   Chief Financial Officer


