Form 10-Q
period 1996-09-30
QUESTAR CORP
filed 1996-11-13
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                Class               Outstanding as of September 30, 1996
Common Stock, without par value               40,914,709 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended          9 Months Ended          12 Months Ended
                                          September 30,           September 30,           September 30,
                                              1996        1995        1996        1995        1996        1995
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                     $145,952    $111,922    $516,189    $466,423    $699,053    $667,604

OPERATING EXPENSES
  Natural gas purchases                        44,379      23,791     163,571     143,938     219,052     216,890
  Operating and maintenance                    46,392      43,246     143,606     135,451     187,880     179,683
  Depreciation and amortization                25,033      22,201      75,228      71,434     100,086      94,816
  Other taxes                                   6,880       6,551      24,286      24,151      31,960      29,510

    TOTAL OPERATING EXPENSES                  122,684      95,789     406,691     374,974     538,978     520,899

    OPERATING INCOME                           23,268      16,133     109,498      91,449     160,075     146,705

INTEREST AND OTHER INCOME                       2,372       8,573      12,319      14,610      15,023      15,527

WRITE-DOWN OF INVESTMENT IN
    NEXTEL COMMUNICATIONS                                                                                 (61,743)

DEBT EXPENSE                                   (9,206)    (10,349)    (29,526)    (32,431)    (39,910)    (44,013)

INCOME BEFORE INCOME TAXES                     16,434      14,357      92,291      73,628     135,188      56,476

INCOME TAXES                                    3,647       2,417      28,840      20,053      41,526       7,538

           NET INCOME                         $12,787     $11,940     $63,451     $53,575     $93,662     $48,938


Earnings per common share                       $0.31       $0.29       $1.55       $1.31       $2.29       $1.19

Dividends per common share                     $0.295      $0.295      $0.885      $0.865       $1.18       $1.15

Average common shares outstanding              40,860      40,588      40,787      40,522      40,728      40,600

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            September 30,           December 31,
                                                1996        1995        1995
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                            $2,702      $5,122
  Accounts receivable                           $93,975      75,830     126,528
  Inventories                                    24,256      31,610      28,110
  Purchased-gas adjustments                      13,206
  Other current assets                           11,381      13,549      10,965
    Total current assets                        142,818     123,691     170,725

Property, plant and equipment                 2,545,641   2,308,645   2,330,900
Less allowances for depreciation and
  amortization                                1,086,321   1,014,313   1,020,779
    Net property, plant and equipment         1,459,320   1,294,332   1,310,121

Securities available for resale,
     approximates fair value                     54,685      60,344      52,745
Other assets                                     50,302      47,851      50,962

                                             $1,707,125  $1,526,218  $1,584,553


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess
    of cash balances                             $4,629
  Short-term loans                              137,800     $41,200     $77,200
  Accounts payable and accrued expenses          83,276      93,483     117,240
  Purchased-gas adjustments                                  16,537       9,182
  Current portion of long-term debt               4,704      19,004      19,004
    Total current liabilities                   230,409     170,224     222,626

Long-term debt, less current portion            474,006     431,691     421,695
Other liabilities and deferred credits           38,768      39,363      34,700
Deferred income taxes and investment
  tax credits                                   202,322     182,841     187,900
Redeemable cumulative preferred stock             4,840       6,211       4,957

Common shareholders' equity
  Common stock                                  289,368     281,640     283,776
  Retained earnings                             465,614     420,053     438,284
  Note receivable from ESOP                     (16,000)    (22,350)    (21,238)
  Unrealized gain on securities available
    for resale, net of income taxes              17,335      16,545      11,853
  Foreign currency translation adjustment           463
    Total common shareholders' equity           756,780     695,888     712,675

                                             $1,707,125  $1,526,218  $1,584,553

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        9 Months Ended
                                                        September 30,
                                                            1996        1995
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $63,451     $53,575
  Depreciation and amortization                              78,926      75,077
  Deferred income taxes and
    investment tax credits                                   11,027       7,217
  Gain from the sales of securities                          (6,265)     (2,294)
                                                            147,139     133,575
  Changes in operating assets
    and liabilities                                         (11,123)     42,273
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                             136,016     175,848

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
     and equipment                                         (235,916)    (65,845)
    Other investments                                        (4,197)     (2,520)
      Total capital expenditures                           (240,113)    (68,365)
  Proceeds from disposition of property,
    plant and equipment                                       7,941       4,108
  Proceeds from the sales of securities                      13,202       9,185
      NET CASH USED IN INVESTING
        ACTIVITIES                                         (218,970)    (55,072)

FINANCING ACTIVITIES
  Issuance of common stock                                    6,814       5,600
  Common stock repurchased                                   (1,222)       (515)
  Redemption of preferred stock                                (117)       (113)
  Issuance of long-term debt                                 97,000       2,000
  Repayment of long-term debt                               (58,989)    (45,989)
  Increase (decrease) in short-term loans                    60,600     (53,700)
  Checks outstanding in excess
     of cash balances                                         4,629
  Payment of dividends                                      (36,391)    (35,438)
  Other                                                       5,508       2,532
      NET CASH PROVIDED FROM (USED IN)
       FINANCING ACTIVITIES                                  77,832    (125,623)

      DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                               ($5,122)    ($4,847)

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1996

Note A - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Purchase of Gas and Oil Reserves

In the third quarter of 1996 the Company's Market Resources group completed two separate acquisitions of gas and oil reserves that added approximately 194 billion cubic feet equivalent (Bcfe) of gas and oil reserves for a total cost of $164 million. The Company purchased producing properties and facilities in Texas, Oklahoma and Louisiana for $111.4 million adding 157 Bcfe of reserves from PMC Reserve Acquisition Co., which is owned by Encap Investments L. C. and Pitts Energy Group. The other purchase, involving Canadian properties primarily located in the Alberta, Canada region, cost $52.4 million and added 37 Bcfe of reserves. Initially the acquisitions were financed through the existing production-based credit facility and short-term bank loans. The Company intends to expand its production-based credit facility from $130 million to $200 million to ultimately fund the acquisitions.

QUESTAR CORPORATION AND SUBSIDIARIES
MANAGEMENT'S ANALYSIS
September 30, 1996
(Unaudited)

Market Resources Operations -

Celsius Energy, Universal Resources, Wexpro, Questar Gas Management, Questar Energy Trading, and Questar Energy Services (Market Resources group) conduct the Company's exploration, production, gas gathering and processing, and energy marketing operations. Operating results include gas gathering and processing activities transferred to the Market Resources line of business from Questar Pipeline's natural gas transmission activities. Following is a summary of financial results and operating information.

                                3 Months Ended          9 Months Ended          12 Months Ended
                                September 30,           September 30,           September 30,
                                    1996        1995        1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $94,379     $64,116    $242,749    $193,164    $301,385    $253,025
    From affiliates                  15,581      17,724      52,865      56,820      76,114      78,901
      Total revenues               $109,960     $81,840    $295,614    $249,984    $377,499    $331,926
  Operating income                  $14,544     $11,759     $42,520     $38,166     $56,128     $54,801
  Net income                          9,651       9,056      27,819      27,504      35,610      37,716

OPERATING STATISTICS
  Production volumes -
    Natural gas (in million
      cubic feet)                     9,998       7,029      28,331      24,738      36,256      33,984
    Oil and natural gas liquids
      (in thousands of barrels)         625         590       1,764       1,850       2,350       2,513
  Production revenues
    Natural gas (per thousand
      cubic feet)                     $1.49       $1.21       $1.50       $1.33       $1.46       $1.37
    Oil and natural gas liquids
      (per barrel)                   $18.17      $15.78      $17.69      $15.95      $17.27      $15.80
  Gas marketing volumes (in
      thousands of decatherms)       37,819      32,383      94,040      80,962     122,452     103,964

  Natural gas gathering volumes
     (in thousands of decatherms)
    For unaffiliated customers       13,821      10,069      34,380      29,816      43,592      38,891
    For Mountain Fuel                 5,845       5,083      20,218      21,943      29,966      32,817
    For other affiliated custome      2,031       1,173       6,432       4,268       8,113       6,102
      Total gathering                21,697      16,325      61,030      56,027      81,671      77,810

    Gathering revenues (per
      decatherm)                      $0.25       $0.31       $0.25       $0.29       $0.25       $0.29

Revenues were 34% higher for the third quarter of 1996 and 18% higher for the first nine months of 1996 when compared with the same periods in 1995 as a result of increased gas and oil selling prices, natural gas production and gas-marketing volumes.

The average selling price for natural gas increased 23% and natural gas production increased 42% in the third quarter of 1996 when compared with the same quarter of 1995. Production increased in part due to the acquisitions of producing properties in Texas, Oklahoma, Louisiana and in the Alberta, Canada region. In two separate acquisitions, the Company spent a total of approximately $164 million and added about 194 billion cubic feet equivalent of gas and oil reserves. Daily production from these properties is expected to be 29,000 Mcf of gas and 3,000 barrels of oil. In addition, Celsius Energy, which shut-in about 50% of its gas production in the second half of 1995, was producing near full capacity.

Energy prices appear to have strengthened going into this year's heating season. Market Resources has price hedges in place for between 70 and 80 percent of its natural gas production through February 1997, dropping to about 50 percent after April. Price hedges are in place for between 50 and 60 percent of equity oil production that continue through most of next year. The majority of natural gas prices are hedged at about $1.70 per Mcf net back to the well; while oil prices range between $18.00 and $21.00 per bbl.

Gas marketing volumes were substantially higher in the 1996 periods presented because of an increased effort to utilize undersubscribed natural gas pipeline capacity.

Revenues from cost-of-service operation of Mountain Fuel's gas wells were lower for the 1996 periods presented as a result of lower operating expenses and a declining investment base.

Customers' buy-outs of gas-sales contracts added $2.8 million to after-tax earnings of the Market Resources group for the first nine months of 1995 and were not repeated in 1996.

Regulated Services Operations -

Mountain Fuel and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution --

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                3 Months Ended          9 Months Ended          12 Months Ended
                                September 30,           September 30,           September 30,
                                    1996        1995        1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $41,451     $38,842    $243,082    $244,649    $357,191    $378,595
    From affiliates                     746         989       1,945       3,293       2,663       3,841
      Total revenues                 42,197      39,831     245,027     247,942     359,854     382,436
  Natural gas purchases              16,559      16,524     117,168     131,799     175,975     209,911
      Revenues less natural
        gas purchases               $25,638     $23,307    $127,859    $116,143    $183,879    $172,525
  Operating income (loss)           ($4,841)    ($7,494)    $28,419     $17,797     $54,344     $44,227
  Net income (loss)                  (4,447)     (4,925)     13,787       8,288      29,167      26,139

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and
      commercial sales                7,575       6,826      53,983      50,339      77,594      78,697
    Industrial sales                  1,569       1,736       5,921       6,989       8,142      10,219
    Transportation for industrial
      customers                      12,391      13,585      37,166      45,146      51,589      61,206
      Total deliveries               21,535      22,147      97,070     102,474     137,325     150,122

  Natural gas revenues (per decatherm)
    Residential and commercial        $4.29       $4.57       $3.98       $4.25       $4.08       $4.20
    Industrial sales                   2.14        2.27        2.14        2.48        2.19        2.50
    Transportation for industrial
      customers                        0.12        0.10        0.12        0.10        0.11        0.10
  Heating degree days
    Actual                              144          77       3,357       3,189       5,215       5,625
    Normal                              110         110       3,594       3,594       5,801       5,801
       Colder (warmer) than norm        31%       (30%)        (7%)       (11%)       (10%)        (3%)
  Number of customers at end of
    period                          603,647     579,352

Revenues less natural gas purchases were higher for the 1996 periods presented when compared with the same periods of 1995 due to colder weather, an increase in the number of customers served and a favorable late 1995 rate case settlement. With the exception of the third quarter of 1996, temperatures were warmer than normal in the periods presented. The number of customers served by Mountain Fuel grew 4.2% since September 30, 1995.

The provisions of the 1995 rate case settlement with the Public Service Commission of Utah provide for a weather-normalization adjustment, a new customer connection fee and sharing of transportation capacity release credits. The weather-normalization adjustment results in an adjustment in revenues for weather variations above or below normal temperatures. Under the provisions of the Utah rate settlement, the weather-normalization adjustment will be extended to all residential and commercial volumes beginning October 1, 1996. Utah residential customers could choose to be exempt from this adjustment by notifying Mountain Fuel prior to October 1. However, less than 1 percent of Mountain Fuel's residential customers chose this exemption. Mountain Fuel received approval from the Public Service Commission of Wyoming to implement a weather-normalization adjustment for all residential and commercial customers beginning September 1, 1996. The other terms of the settlement of the Utah rate case are expected to add about $3.7 million in annual revenues and authorized an increase in Mountain Fuel's allowed return on rate base from 10.08% to between 10.22% and 10.34%.

Volumes delivered to industrial customers were 9% less in the third quarter of 1996 and 17% less in the first nine months of 1996 when compared with the same periods of 1995 due to a continued abundance of low-cost hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Natural Gas Transmission Operations --

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Operating results exclude gas gathering and processing activities transferred to the Market Resources line of business from Questar Pipeline's natural gas transmission activities. Following is a summary of financial results and operating information.

                                3 Months Ended          9 Months Ended          12 Months Ended
                                September 30,           September 30,           September 30,
                                    1996        1995        1996        1995        1996        1995
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $9,539      $8,525     $28,986     $27,052     $38,714     $34,093
    From affiliates                  16,647      14,718      49,002      43,873      63,121      60,862
      Total revenues                $26,186     $23,243     $77,988     $70,925    $101,835     $94,955
  Operating income                  $12,423     $11,037     $35,894     $32,913     $47,469     $44,891
  Net income                          6,120       5,185      16,906      15,570      22,604      21,795

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
      For unaffiliated customers     30,502      36,580     103,533     114,127     141,349     146,484
      For Mountain Fuel              14,035      10,888      67,617      55,640      91,849      78,998
      For other affiliated
         customers                   13,498      10,941      28,367      27,300      39,906      40,217
        Total transportation         58,035      58,409     199,517     197,067     273,104     265,699

Transportation revenues
   (per decatherm)                    $0.29       $0.26       $0.25       $0.24       $0.24       $0.24

A rate increase and expanded firm gas-storage activities resulted in higher revenues in the 1996 periods presented. Questar Pipeline filed for a rate increase with the Federal Energy Regulatory Commission
(FERC) on July 31, 1995. Questar Pipeline began collecting revenues under the new rate structure, subject to refund, February 1, 1996.
The FERC approved a rate settlement July 1, 1996. The settlement included a stated return on equity of 11.75% and allowed Questar Pipeline to collect a greater share of costs from firm transportation customers. As a result of the new rate structure, Questar Pipeline is expected to add approximately $5.9 million to annual revenues or $3 million in after-tax income. Questar Pipeline had fully reserved for the differences between the filed rates and the settlement rates and as a result there was no significant impact on net income. In addition to the rate increase, Questar Pipeline reported higher revenues from its expanded firm gas-storage activities. Firm-storage capacity increased from 41.8 Bcf to 46.3 Bcf in May 1995.

Questar Pipeline and Mountain Fuel have consolidated various financial, technical, administrative and other support functions in an ongoing effort to improve efficiency and coordination.

Consolidated Results of Operations --

Consolidated revenues were higher for the 3-, 9- and 12-month periods ended September 30, 1996 when compared with the same periods of 1995 due to increased gas-marketing volumes sold, increased gas production, higher gas and oil selling prices and rate increases for gas distribution, transmission and storage activities.

Natural gas purchase expenses were higher in the 1996 periods due primarily to an increase in the volumes of gas purchased for gas-marketing activities. Natural gas purchase expenses for natural gas distribution activities were lower in the 1996 periods because of reduced natural gas purchase costs allowed in rates. The gas cost allowed in distribution rates has decreased from $1.31 per dth beginning in August 1995 to $1.08 per dth beginning in August 1996.

Operating and maintenance expenses were higher for the 1996 periods when compared with the same periods in the prior year. The increases resulted from not repeating the recognition of production credits which amounted to $1.5 million in the first half of 1995, some one-time expenses from gas transmission operations related to the February 1996 rate case settlement, an increase in the number of distribution customers and the operations of the recently acquired gas and oil properties. The combined benefits of an early retirement program and consolidation of gas distribution operations beginning in mid-1995 partially offset these increases.

Depreciation expenses were higher for the 1996 periods when compared to the same 1995 periods because of increased gas and oil production and investment in property, plant and equipment. The full cost amortization rate was $.77 per equivalent Mcf for the first nine months of 1996, which included Canadian properties. The comparable rate for the 1995 period was $.80 per Mcfe.

Interest and other income was lower for the third quarter and nine months of 1996 when compared with the same periods of 1995. Market Resources settled gas-sales contracts in the 1995 periods that were not repeated in 1996, which added pretax earnings of $2,200,000 in the third quarter of 1995 and $4,300,000 for the first nine months of 1995. Pretax earnings from selling securities were $2,600,000 less for the third quarter of 1996 when compared with the 1995. However, pretax earnings from selling securities for the nine months of 1996 were $2,600,000 higher in 1996. Earnings from unconsolidated affiliates were $452,000 lower in the quarter and $1,057,000 in the first nine months of 1996 due primarily to losses reported by the Western Market Center.

In the third quarter of 1994, Questar Corporation sold Questar Telecom to Nextel Communications in exchange for 3.9 million shares of Nextel common stock and reported a $38,126,000 after-tax gain from the sale. At year end 1994, the Company wrote down its investment in Nextel Communications by $61,743,000. This amounted to $38,126,000, or $.95 per share, after income taxes. The writedown of investment in Nextel was included in operating results for the 12 months ended September 30, 1995.

The effective income tax rate for the first nine months was 31.2% in 1996 and 27.2% in 1995. The Company recognized $6,498,000 of tight-sands gas production tax credits in the 1996 period and $6,835,000 in the 1995 period.

In 1996 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of without a significant impact to either operating results or the balance sheet. The Company continues to apply the full-cost accounting rules, which include a quarterly full-cost ceiling test, to its gas and oil assets. The provisions of SFAS No. 121 do not supersede full-cost accounting rules.


Liquidity and Capital Resources --

Operating Activities:

Net cash provided from operating activities was $136,016,000 for the first nine months of 1996, compared with $175,848,000 for the same period of 1995. The decrease in cash flow resulted primarily from higher receivables balances caused by increased gas marketing sales, lower gas purchase costs collected in rates from gas distribution customers and a refund of gas costs to gas distribution customers in the first quarter of 1996.

Investing Activities:

Capital expenditures were $240,113,000 for the first nine months of 1996, up $171,748,000 from the $68,365,000 reported for the same period a year ago. The purchase of gas and oil reserves by the Market Resources group amounted to $163,800,000. Proceeds from the sales of securities amounted to $13,202,000 in 1996 and $9,185,000 in 1995. A comparison of capital expenditures by line of business for the first nine months of 1996 and 1995 plus an estimate for calendar year 1996 are as follows:

                                                                      Estimate
                                               Actual                12 Months
                                            Nine Months Ended          Ended
                                            September 30,            Dec. 31,
                                                1996        1995        1996
                                                        (In Thousands)
Capital Expenditures

Market Resources                               $180,410     $16,974    $197,100
Regulated Services
    Natural gas distribution                     30,908      30,505      55,000
    Natural gas transmission                     14,328      17,624      24,300
          Total Regulated Services               45,236      48,129      79,300
Other operations                                 14,467       3,262      30,400
                                               $240,113     $68,365    $306,800

Financing Activities:

For the first nine months of 1996 short-term debt increased $60,600,000 and long-term debt increased $38,011,000 primarily to fund the acquisitions of gas and oil reserves. The Company intends to expand its production-based credit facility from $130,000,000 to $200,000,000 to ultimately fund the acquisitions. The Company plans to finance the remainder of 1996 capital expenditures through net cash provided from operating activities, bank borrowings, and proceeds from its dividend reinvestment plan.

Short-term bank borrowings were $20,000,000 and commercial paper borrowings were $117,800,000 at September 30, 1996. Short-term bank borrowings were $10,000,000 and commercial paper borrowings were $31,200,000 at September 30, 1995. Short-term bank lines of credit serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity was $100,000,000 at September 30, 1996. Borrowing capacity increases to $135,000,000 from October 1 to March 31 anticipating seasonal credit demands. In addition, the Company has arranged a $75,000,000 short-term borrowing facility with a bank. The Company repaid a $19,000,000, 8.25% ESOP note as scheduled on July 1, 1996.


                                    PART II
                               OTHER INFORMATION

Item 5.      Other Information.

       On October 25, 1996, the Company's Board of Directors appointed Gary L. Nordloh to serve as a director for the remainder of a term that will expire in May of 1998.  Mr. Nordloh, age 49, serves as the Company's Executive Vice
President with responsibility for the market resources segment.   (This
segment includes exploration and production, gathering and field processing, energy trading and marketing, and nonregulated retail activities.) He also serves as the President and Chief Executive Officer of the Company's affiliates conducting these activities;Wexpro Company, Celsius Energy
Company, Universal Resources Corporation, Questar Gas Management Company, Questar Energy Trading Company, Questar Energy Services, Inc., and Celsius Energy Resources, Ltd. Mr. Nordloh has more than 12 years of service with the Company, joining in 1984 after working for Amoco Production Company and Hamilton Brothers Oil Company.

                                  SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUESTAR CORPORATION
                                           (Registrant)


November 13, 1996                       /s/ R. D. Cash
   (Date)                                R. D. Cash
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer



November 13, 1996                       /s/ S. E. Parks
   (Date)                                S. E. Parks
                                         Vice President, Treasurer and
                                         Chief Financial Officer