Form 10-K405
period 1996-12-31
QUESTAR CORP
filed 1997-03-28
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)
  x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

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

                                  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

      The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on March 1, 1997, was $1,469,598,853 (based on the closing price of such stock).

      On March 1, 1997, 41,067,129 shares of the registrant's common stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

                            TABLE OF CONTENTS


Heading                                                             Page

                                 PART I

Items 1.
and 2.     BUSINESS AND PROPERTIES...................................
              General................................................
              Market Resources, Exploration and Production ..........
              Market Resources, Wholesale Marketing..................
              Market Resources, Gathering and Processing...............
              Market Resources, Unregulated Retail Services............
              Market Resources, General................................
              Regulated Services, Introduction.........................
              Regulated Services, Retail Distribution..................
              Regulated Services, Transmission and Storage............
              Other Operations......................................
              Employees.............................................
              Environmental Matters.................................
              Research and Development..............................
              Oil and Gas Operations ................................

Item 3.    LEGAL PROCEEDINGS........................................

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS.........................................

                                 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS..........................

Item 6.    SELECTED FINANCIAL DATA..................................

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATION................................................

Item 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA.......................................

Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.....................................

                                PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT........................................

Item 11.   EXECUTIVE COMPENSATION...................................

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT....................................

Item 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.............................................

                                 PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K..................................

SIGNATURES.............................................................

                                FORM 10-K

                           ANNUAL REPORT, 1996

                                 PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

      Registrant Questar Corporation (Questar or the Company) is an integrated energy services holding company. Through its major affiliates, the Company is engaged in energy development and production; gas gathering and processing; wholesale gas, electricity and hydrocarbon liquids trading; retail energy services; interstate gas transmission and storage; retail gas distribution; and information systems and technologies.

      The Company was organized as a Utah corporation in March of 1984. Effective October 2, 1984, it became the parent of Mountain Fuel Supply Company (Mountain Fuel) when a corporate reorganization was approved by Mountain Fuel's shareholders. The Company was created to provide organizational and financial flexibility and to achieve a more clearly-defined separation of utility and nonutility operations. Questar is a "holding company," as that term is defined in the Public Utility Holding Company Act of 1935 because Mountain Fuel is a natural gas utility. The Company, however, qualifies for and claims an exemption from provisions of such act applicable to registered holding companies.

      In early 1996, Questar announced a basic division into two segments, Regulated Services and Market Resources. As is noted in the following diagram, forming the Regulated Services segment led to the creation of a new subholding company, Questar Regulated Services Company (Regulated Services), which owns Mountain Fuel and Questar Pipeline Company (Questar Pipeline). All Market Resources entities are owned through another subholding company, Entrada Industries, Inc. (Entrada). They include Wexpro Company (Wexpro); Celsius Energy Company (Celsius) and its Canadian subsidiary, Celsius Energy Resources Ltd. (Celsius Ltd.); Universal Resources Corporation (Universal Resources), Questar Gas Management Company (Questar Gas Management); Questar Energy Trading Company (Questar Energy Trading); and Questar Energy Services, Inc. (Questar Energy Services). The Company's information services are provided through Questar InfoComm, Inc. (Questar InfoComm).

      The following diagram shows the current corporate structure of the Company and its primary affiliates:

Questar Corporation
     Questar InfoComm, Inc.
     Entrada Industries, Inc.
        Wexpro Company
        Questar Gas Management Company
        Celsius Energy Company
           Celsius Energy Resources Ltd.
        Questar Energy Trading Company
        Universal Resources Corporation
        Questar Energy Services Inc.
     Questar Regulated Services Company
        Mountain Fuel Supply Company
        Questar Pipeline Company


      As an integrated provider of energy services, the Company believes that its structure enhances its operating flexibility as traditional regulated activities (interstate transmission and storage and retail distribution) become deregulated and as previously packaged services become unbundled. Questar's integrated structure also enhances its financial strength by providing a balance between the stability of regulated operations and revenues associated with rate-base assets and the earnings growth potential of exploration and production operations, wholesale marketing, gathering and processing, and unregulated retail services.

      Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note 14 in the Notes to Consolidated Financial Statements.

      The Company's lines of business are discussed below.

Market Resources, Exploration and Production

      The Company has been in the exploration and production (E&P) business since its organization as Mountain Fuel in 1935. Through the ensuing years, the Company's exploration and production activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 1996 was a stellar year for Questar's E&P operations. Significant reserve acquisitions were coupled with higher average prices for both gas and oil to produce higher net income.

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

      The E&P group also has a geographical balance and diversity, with Wexpro and Celsius located in the Rocky Mountain area and Universal Resources concentrated in the Midcontinent area. A division of Universal Resources, known as Questar Energy Company, operates properties located in the Southwest, e.g., the San Juan and Paradox Basins. During 1996, Celsius Ltd. was organized as an Alberta corporation to manage the Canadian assets associated with a $52 million acquisition.

      Natural gas remains the primary focus of the Company's E&P operations. As of year-end 1996, the Company had proved reserves (excluding Mountain Fuel's cost-of-service reserves) of 384,047 million cubic feet (MMcf) of gas and 20,784 thousand barrels of oil (MBbls), compared to 258,687 MMcf of gas and 12,444 MBbls of oil as of the same date in 1995. (Any references to oil in this report include natural gas liquids.) The reserve growth was attributable to acquisitions, rather than drilling, as the volumes produced exceeded volumes discovered. See "Oil and Gas Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

      The E&P group made two major reserve acquisitions during 1996. Universal Resources purchased approximately 157 billion cubic feet equivalent (Bcfe) of oil and gas reserves in Texas, Oklahoma, and the upper Gulf Coast for $112 million. Celsius Ltd. purchased 37 Bcfe of reserves in Alberta and British Columbia, Canada, for $52 million.

      The E&P companies participated in 108 wells in 1996, compared to 105 wells in 1995. The 1996 wells included 48 gas wells, 20 oil wells, 11 dry holes and 29 wells in progress at year-end. The overall drilling success in 1996 was 86 percent.

      Section 29 tax credits continued to benefit the E&P group during 1996. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells be commenced prior to January 1, 1993. The properties are often referred to as "tight sands" or low permeability formations from which it is generally more expensive to produce gas. The basic credit is $.52 per decatherm (Dth), but is equivalent to a price increase of $.90 per Dth at the wellhead when factoring in other taxes. During 1996, Celsius and Universal Resources recorded $6.2 million in Section 29 credits. Approximately 23 percent of the combined gas production of Celsius and Universal Resources qualified for the Section 29 tax credits. (Wexpro does not have an economic interest in the cost-of-service gas produced from Mountain Fuel's properties. Mountain Fuel earns the credits associated with such gas.)

      The production of oil and gas is subject to regulation by appropriate federal and state regulatory agencies. In general, these regulatory agencies are authorized to make and enforce regulations to prevent waste of oil and gas, protect the correlative rights and opportunities to produce oil and gas by owners of a common reservoir, and protect the environment. Many leases held or operated by the E&P group are federal leases subject to additional regulatory requirements. Both federal and state agencies are imposing more restrictions on access to leasehold acreage, thereby increasing the planning time to obtain drilling permits and limiting the E&P group's flexibility to adapt quickly to circumstances.

      The following description of Questar's E&P group is bifurcated between Wexpro and the combined Celsius/Universal Resources:

      Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Mountain Fuel. Mountain Fuel's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981.

      Wexpro, unlike Celsius and Universal Resources, generally does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 11 in the Notes to Consolidated Financial Statements.) Wexpro produces gas from specified properties for Mountain Fuel and is reimbursed for its costs plus a return on its investment. In connection with its successful development gas drilling, Wexpro charges Mountain Fuel for its costs plus a specified rate of return (currently 22.04 percent and adjusted annually based on a specified formula) on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 1996, Wexpro's net investment in cost-of-service operations was $81.2 million. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement also provides for income sharing after recovery of expenses and rates of return in connection with Wexpro's production and successful drilling activities on specified oil properties. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming, and retained experts.

      The gas volumes produced by Wexpro for Mountain Fuel are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 54 percent of Mountain Fuel's system requirements during 1996. Costs attributable to Wexpro's operation of the properties are reflected in Mountain Fuel's rates. Mountain Fuel relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 1996, the average wellhead cost of Mountain Fuel's cost-of-service gas was $1.15 per Dth, which is significantly lower than Mountain Fuel's average price for field-purchased gas. In order to avoid regulatory questioning and to fulfill its obligations to Mountain Fuel, Wexpro must continue to be an efficient operator.

      Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Mountain Fuel. Wexpro, in 1996, produced 36,740 MMcf of natural gas from Mountain Fuel's cost-of-service properties, and only added reserves of 7,177 MMcf through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

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

      Celsius Energy Company/Universal Resources Corporation. Celsius and Universal
Resources are combined from an operating and financial perspective. Historically, Celsius operated in the Rocky Mountain area and emphasized exploration and development opportunities while Universal Resources, acquired as an independent company in 1987, operated in the Midcontinent and emphasized development and acquisition opportunities. The companies continue to maintain separate regional offices, with Celsius's office in Denver, Colorado, and Universal Resources's in Oklahoma City, Oklahoma. Celsius and Universal Resources, for the third consecutive year in 1996, produced more gas in the Midcontinent than in the Rocky Mountains. They also spent more drilling dollars, during 1996, in the Midcontinent than in the Rocky Mountains.

      Gas production for the two entities increased from 32,663 MMcf in 1995 to 40,519 MMcf in 1996. The increase in production was attributable to the new reserve acquisitions and to having production flow from existing wells (rather than being shut in, as they were during part of 1995). Celsius and Universal Resources received an average selling price of $1.53 per thousand cubic feet (Mcf) in 1996, compared to $1.33 per Mcf in 1995. Gas production belonging to the two entities is produced from four separate gas producing regions,the Midcontinent area, the San Juan Basin area, the Rocky Mountain area, and the Canadian area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation.

      During 1996, Celsius and Universal Resources, again on a combined basis, had a slight increase in oil production. The two companies produced 1,836 MBbls in 1996 compared to 1,630 MBbls in 1995. The oil volumes were sold at an average price of $19.02 per barrel in 1996 compared to $15.50 per barrel in 1995. The combined full-cost amortization rate for the two entities was $.79 per Mcf equivalent
(Mcfe), compared to $.80 per Mcfe in 1995.


Market Resources, Wholesale Marketing

      During 1996, the energy marketing activities conducted by Universal Resources were transferred to Questar Energy Trading. This new company continued to pursue a marketing strategy to use purchased gas volumes and equity production (production that is produced by affiliates, rather than purchased) to build a flexible and reliable portfolio. Questar Energy Trading aggregated supplies of natural gas for delivery to large customers including industrial users, municipalities, and other marketing entities. It also expanded its wholesale marketing activities to include oil, other hydrocarbon liquids, and electricity in response to customer requests for "one stop shopping." Questar Energy Trading marketed a total of 141,414 thousand decatherms (MDth) of natural gas in 1996, compared to 109,374 MDth in 1995, for which it earned a gross profit margin of $13,432,000. It also marketed 1,471 MMbls of liquids and 204,000 Megawatt hours after being certified by the Federal Energy Regulatory Commission (the FERC) as an independent power reseller.

      Questar Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing purchases. It does not use derivatives for speculative purposes or without physical transactions. Questar Energy Trading hedges at least a portion of equity production and does so with a variety of contracts for different periods of time.

      As a wholesale marketing entity, Questar Energy Trading concentrates on markets in the Pacific Northwest, the Rocky Mountains, and the Midwest that are close to reserves owned by affiliates or accessible by major pipelines. It is currently involved in negotiations with electric utilities to form alliances on the eastern and western grids to expand its geographical scope and to acquire additional expertise in the marketing of electricity.

Market Resources, Gathering and Processing

      Questar Gas Management conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the FERC. Questar Gas Management was originally established in 1993 to construct and operate the Blacks Fork processing plant in southwestern Wyoming. Its assets expanded in 1996 when Questar Pipeline spun down its gathering assets and activities. Questar Gas Management was moved from Questar Pipeline to the Market Resources segment in mid-1996. Questar Gas Management also acquired the processing plants that formerly belonged to Universal Resources once it was transferred to Market Resources.

      Questar Gas Management's gathering system, which consists of gathering lines, compressor stations, field dehydration plants, and measuring stations, was largely built to gather production from Mountain Fuel's cost-of-service properties. During 1996, Questar Gas Management gathered 30,199 MDth of natural gas for Mountain Fuel, compared to 31,691 MDth in 1995, for which it received $14.5 million from Mountain Fuel. Under the terms of a contract that was assigned with the gathering assets from Questar Pipeline, Questar Gas Management is obligated to gather Mountain Fuel's cost-of-service production for the life of the properties. Its contractual obligation to gather Mountain Fuel's field-purchased gas volumes expires in August of 1997.

      Questar Gas Management, during 1996, significantly expanded the volumes of gas it gathered for nonaffiliated customers. Of its total throughput of 87,518 MDth, a total of 48,525 MDth were gathered for nonaffiliated customers.

      Questar Gas Management faces increased competition from other gathering entities that are encroaching on its historic area of operations. Often, new wells will have connections with more than one gathering system and producers insist that gathering systems be tied to more than one pipeline. The rates Questar Gas Management charges for services to Mountain Fuel are subject to scrutiny by regulators.

      Questar Gas Management is committed to acquiring additional gathering facilities that connect with other interstate pipelines and that complement the drilling and marketing activities of the Market Resources group. It has budgeted $30 million for acquiring these systems in 1997.

      In addition to being the named partner in the Blacks Fork processing plant and having a 50 percent ownership in such plant, which has a daily capacity of 84 MMcf and is located in southwestern Wyoming, Questar Gas Management owns interests in other processing plants located in the Rocky Mountain and Midcontinent areas. It is joining Wexpro to construct a gas processing plant in the Canyon Creek area of southwestern Wyoming near the Colorado border that will handle 45 MMcf of gas per day.

Market Resources, Unregulated Retail Services

      Questar Energy Services was organized to take advantage of opportunities created by the unbundling of retail energy services traditionally offered by utilities. It has currently targeted Mountain Fuel's service area for a bundle of products and services under the label "Questar HomeWorks." These products include home maintenance, repair and improvement programs, home safety and security systems, earthquake and emergency-preparedness products, and financing and billing products. Mountain Fuel has recently agreed to allow Questar Energy Services to have access to its customers through their bills and to invoice these customers for its products through their Mountain Fuel bills. Mountain Fuel has also agreed to transfer its appliance financing program to Questar Energy Services. This entity plans to participate as an alternative provider of gas supply in Mountain Fuel's proposal to unbundle some services in Wyoming.

Market Resources, General

      Questar's Market Resources segment is growing faster than its Regulated Services segment. The Company expects to spend more capital budget dollars on this segment to expand reserves through acquisitions and drilling and to enlarge its infrastructure of gathering systems, processing plants, header facilities, and nonregulated storage facilities. This segment will continue to expand the scope of its activities and joint venture or alliance relationships. Questar has announced a goal of having this segment account for at least 55 percent of corporate earnings by 2000.

      The diversity of the activities pursued by Market Resources companies should not cloud the basic strategy to pursue complementary growth. As the E&P companies find or acquire new reserves, Questar Gas Management has more opportunities to expand gathering and processing activities and Questar Energy Trading has more physical production to support its marketing programs.

Regulated Services, Introduction

      Mountain Fuel and Questar Pipeline comprise Questar's Regulated Services segment. During 1996, the entities were linked together by the naming of four common officers who have responsibility for the "shared service" functions within the group--marketing, planning, business development, engineering, public and employee communications, compensation, accounting, budgeting, and tax. Recently, the group's legal activities were consolidated, and D. N. Rose, the President and Chief Executive Officer of Mountain Fuel, was named to serve in the same position with Questar Pipeline. The employees in both entities share base and incentive compensation programs and are expected to work together to improve customer service and operating efficiency.

Regulated Services, Retail Distribution

      Mountain Fuel distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 1996, Mountain Fuel was serving 618,231 sales and transportation customers, a 4.3 percent increase from the 592,738 customers as of year-end 1995. (Customers are defined in terms of active meters.) Approximately 96 percent of Mountain Fuel's customers live in Utah. Mountain Fuel distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Mountain Fuel supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, and Evanston, and the southeastern Idaho community of Preston. Mountain Fuel has the necessary regulatory approvals granted by the Public Service Commission of Utah (the PSCU), the Public Service Commission of Wyoming (the PSCW), and the Public Utilities Commission of Idaho (PUCI) to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

      Mountain Fuel's added almost 25,500 customers in 1996, which was the third consecutive year in which it added at least 20,000 customers. The customer growth reflects Utah's economic prosperity and continued in-migration. Utah's population is growing faster than the national average, and Mountain Fuel expects to add at least 22,000 customers in 1997 and 15,000-20,000 customers each year for the remainder of the century.

      Mountain Fuel's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) uses approximately 75 percent of his total gas requirements in the coldest six months of the year. Mountain Fuel's revenue forecasts used to set rates are based on normal temperatures. As measured in degree days, temperatures in Mountain Fuel's service area were 9 percent warmer than normal in 1996, which was the third consecutive year in which temperatures have been warmer than normal.

      Mountain Fuel's sensitivity to weather and temperature conditions has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism adjusts the non-gas portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

      During 1996, Mountain Fuel sold 80,844 thousand decatherms (MDth) to residential and commercial customers, compared to 73,950 MDth in 1995. General service sales to residential and commercial customers were responsible for 88 percent of Mountain Fuel's total revenues in 1996.

      Mountain Fuel has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1996-97 heating season, Mountain Fuel used a design-day demand of 911,067 Dth for firm sales customers. Mountain Fuel is also obligated to have pipeline capacity, but not gas supply, for firm transportation customers. Mountain Fuel's management believes that the distribution system is adequate to meet the demands of its firm customers.

      Mountain Fuel's total industrial deliveries, including both sales and transportation, decreased during 1996, declining from 68,779 MDth in 1995 to 58,083 MDth in 1996. Sales to industrial users declined after three consecutive years of increases and moved from 9,210 MDth in 1995 to 8,584 MDth in 1996. The decline in total industrial deliveries between the two years is not an adverse reflection concerning Utah's economic situation. The decline reflects a decline in the use of gas for power generation due to the availability of low-cost electricity from hydroelectric facilities in the Pacific Northwest.

      Mountain Fuel has been providing transportation service since 1986. It has worked diligently to retain its transportation customers and to offer them cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Mountain Fuel's sales rates. Under Mountain Fuel's current rate schedules, a typical interruptible transportation customer pays block rates ranging from $.12 to $.02 per Dth and uses Mountain Fuel's released capacity on Questar Pipeline's transmission system. Mountain Fuel receives demand cost credits from Questar Pipeline for transportation customers that use this released capacity. These credits totaled $9.1 million for 1996.

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

      Mountain Fuel's competitive position has been strengthened as a result of owning natural gas producing properties. During 1996, it satisfied 54 percent of its system requirements with the cost-of-service gas produced from such properties. (As defined, cost-of-service gas includes the gas attributable to royalty interest owners.) These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Mountain Fuel's investment in these properties is included in its rate base. (A court-approved settlement agreement, described in Note 11 in the Notes to Consolidated Financial Statements, specifies the terms relating to the ownership and operation of these properties.) Mountain Fuel estimates that it had reserves of 359,877 MMcf as of year-end 1996, compared to 389,440 MMcf as of year-end 1995. (The reserve numbers do not include volumes attributable to royalty interests.) The average wellhead cost associated with Mountain Fuel's cost-of-service reserves was $1.15 per Dth in 1996 (compared to $1.73 per Dth of purchased gas). During 1996, Mountain Fuel recorded $3.2 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Mountain Fuel believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

      Mountain Fuel uses storage capacity at Clay Basin to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

      Mountain Fuel has been directly responsible for its gas acquisition activities since September 1, 1993. Mountain Fuel has a balanced and diversified portfolio of approximately 58 gas supply contracts with more than 28 suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under longer-term contracts, primarily during the winter heating season. The contracts have market-price provisions and are either of short-duration or renewable on an annual basis upon agreement of the parties. Mountain Fuel's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In its latest semi-annual purchased gas cost filing, Mountain Fuel estimated that its average wellhead cost of field-purchased gas would be $1.65 per Dth for 1997.

      Mountain Fuel has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Mountain Fuel to retain over 90 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. These competitive advantages are responsible for Mountain Fuel's ability to attract residential users of alternate energy sources to gas in its new service areas in central and southwestern Utah even though such users are temporarily required to pay higher rates than their counterparts in the more populated areas of Utah. (The first group of these customers will begin paying standard rates in the fall of 1997.)

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

      Mountain Fuel is continuing to expand the size of its customer base by entering new service areas. During 1996, it extended service to Ogden Valley, an area east of Ogden, Utah, and recently sought regulatory approval to extend service to Panguitch, in southern Utah.

      Mountain Fuel is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Most households in Mountain Fuel's service area already use natural gas for space and water heating. Mountain Fuel's market share for other gas appliances, e.g., ranges and dryers, has historically been less than 20 percent, which is significantly lower than its over 90 percent market share for furnaces and water heaters. Mountain Fuel has marketing campaigns to convince existing customers to take advantage of natural gas's lower prices and greater efficiency by converting other appliances to natural gas. It also has marketing campaigns to encourage contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes.

      Mountain Fuel believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional appliances to natural gas. Consequently, Mountain Fuel has worked to develop and follow an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas and to increase its operating efficiency. Although its rates for general service customers increased January 1, 1997, Mountain Fuel's rates for general service customers in Utah continue to be lower than they were 12 years ago. Using rates in effect as of January 1, 1997, the typical residential customer in Utah would have an annual bill of $512.38, compared to an annual bill of $607.07, using rates in effect as of January 1, 1985.

      The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Mountain Fuel's service area and provides an alternative delivery source for Mountain Fuel's transportation customers. As of the date of this report, Mountain Fuel has lost no industrial load as a result of Kern River. The existence of this interstate pipeline system has made it possible for Mountain Fuel to extend service into a new area in Utah, to develop a second source of supply for its central and its southern
Utah system. Mountain Fuel also obtained a tap on the Kern River line in Salt Lake County in order to facilitate the delivery of additional peak-day supplies to meet increasing demand.

      As of September 1, 1997, Mountain Fuel's transportation customers will no longer be required to pay a special additional charge if they do not use Mountain Fuel's upstream capacity on Questar Pipeline. The cessation of this charge, which was approved by the PSCU for a transitional period, may lead to increased competition, discounted released capacity revenues, and a reduction in the revenues retained by Mountain Fuel. Mountain Fuel currently retains 10 percent of such revenues for Utah rate-making purposes (reduced from 20 percent effective February 18, 1997), and credits 90 percent of such revenues to its gas balancing account.

      Mountain Fuel has adopted innovative measures to deal with competitive pressures during the last several years and to maintain its competitive posture for the future. One measure of improved efficiency is the number of customers served per employee. The ratio has improved from 388 customers per employee for 1994 to 423 for 1995 and 453 for 1996.
      Mountain Fuel and all other local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, Mountain Fuel owns and controls the lines through which gas is delivered, is the only supplier of natural gas to residential customers, measures the consumption of gas used by its customers, and bills for consumption and related services. The services provided by Mountain Fuel are packaged and priced as a "bundle." Most unbundling discussions focus on extending residential and commercial customers the same choices provided industrial customers, i.e., allowing them to separate the commodity supply from the transportation service. (Industrial customers have enjoyed the benefit of supplier choice for over 10 years.)

      Mountain Fuel has been reviewing the opportunities and risks associated with unbundling and believes that it is well-positioned to succeed in a competitive environment. Sophisticated customer information systems may allow it to perform billing and dispatch services for other entities. With an annual operating and maintenance expense of $158 per customer, a customer-to-employee ratio of 453 to 1, and an overall customer satisfaction rating in excess of 90 percent, Mountain Fuel is accurately described as an efficient local distribution company. Its operating efficiency is buttressed by owning the reserves to meet over 50 percent of its current demand and by having storage capacity to balance the relationship between production of its reserves and seasonal demands of residential customers.

      Mountain Fuel and other retail distribution companies have been subject to governmental regulation, as a substitute for competition. Other industries, airline, trucking, telecommunication, financial service, and interstate pipeline, have been and are being deregulated, and competitive market forces are forcing these industries to focus on operating efficiency. The substitution of competition for regulation will cause Mountain Fuel and other distribution companies to continue to review their costs and levels of service.

      Mountain Fuel currently intends to file, during 1997, for regulatory approval to unbundle certain services in Wyoming. Although the details of the proposal have not been worked out, it expects to offer a proposal that will allow Wyoming general service customers to choose alternative suppliers of natural gas. Mountain Fuel is choosing Wyoming because the PSCW has already permitted one utility, KN Energy, Inc., to unbundle services to a portion of its customers and because the number of Wyoming customers--21,300--provide a smaller group with which to work. Mountain Fuel expects to gain a better understanding of the complexities and opportunities associated with unbundling services through its Wyoming proposal.

      The state of Utah and the PSCU are actively involved in reviewing the restructuring and unbundling of telephone and electric utility services. Given its attractive rates and high customer service ratings, Mountain Fuel does not believe that Utah regulators or residential customers will push for rapid unbundling in Utah.

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

      Mountain Fuel has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing labor costs and consolidating activities. Mountain Fuel's revenues and resulting net income were favorably affected by a settlement in its 1995 Utah general rate case that permitted it to incorporate a weather normalization mechanism in its rates on a phased-in basis, to collect a new-customer premises charge, and to change the method for crediting revenues when it releases pipeline capacity.

      On January 8, 1997, the Utah Division of Public Utilities (Division) filed a motion with the PSCU claiming that Mountain Fuel was "overearning" and seeking an investigation into the reasonableness of its rates. The Division subsequently withdrew its motion when Mountain Fuel agreed to reduce revenues by an annualized amount of $2.8 million by modifying the new-customer premises charge, reducing the capacity release revenue sharing, and reducing block rates on a uniform percentage basis. The settlement agreement was approved by the PSCU effective February 18, 1997.

      Mountain Fuel does not expect to file a general rate case application with the PSCU or the PSCW in 1997. It is currently authorized to earn a return on rate base of 10.4 percent in Wyoming and of 10.22 to 10.34 percent in Utah.

      Both the PSCU and the PSCW have authorized Mountain Fuel to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. Mountain Fuel's latest semi-annual balancing account applications were approved January 1, 1997, and its base rates were increased as the result of an overall increase in the cost of natural gas.

      Mountain Fuel's 1996 and 1997 pass-through applications have been approved on an interim basis by the PSCU. The Division has raised some concerns about gathering costs, particularly the cost-of-service rates charged by Questar Gas Management. The Utah Committee of Consumer Services, another state agency, has been requesting additional information concerning no-notice service and transportation balancing. As of the date of this report, these issues have not been formally addressed before the PSCU.

      Mountain Fuel owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 18,685 miles of street mains, service lines, and interconnecting pipelines. Mountain Fuel has consolidated many of its activities in its operations center, warehouse and garage located in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Mountain Fuel has fee title to the properties on which its operation and service centers are constructed.

Regulated Services, Transmission and Storage

      Questar Pipeline is an interstate pipeline company that is engaged in the transportation and storage of natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado. During 1996, Questar Pipeline spun down its gathering assets to Questar Gas Management. As a "natural gas company," Questar Pipeline is subject to regulation by the FERC pursuant to the Natural Gas Act of 1938, as amended, as to rates and charges for storage and transportation of gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, accounts and records, and depreciation and amortization policies. Questar Pipeline holds certificates of public convenience and necessity granted by the FERC for the transportation and underground storage of natural gas in interstate commerce and for the facilities required to perform such operations.

      As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Questar Pipeline is involved in two partnerships, Overthrust Pipeline Company (Overthrust) and TransColorado Gas Transmission Company (TransColorado).

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

      Questar Pipeline's transmission system includes 1,731 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Mountain Fuel's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Mountain Fuel.) This system includes two major segments, often referred to as the northern and southern systems; the northern system segment extends from northwestern Colorado through southwestern Wyoming into northern Utah and the southern system segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

      Questar Pipeline's largest transportation customer is Mountain Fuel. During 1996, Questar Pipeline transported 100,161 MDth for Mountain Fuel, compared to 79,872 MDth in 1995. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Mountain Fuel, as well as some volumes purchased by Mountain Fuel directly from field producers.

      Prior to September 1, 1993, Questar Pipeline purchased gas for resale to Mountain Fuel, its only sale-for-resale customer. As of that date, Mountain Fuel converted its firm sales capacity on Questar Pipeline's transmission system to firm transportation capacity.
Mountain Fuel has a reserved capacity of about 800,000 Dth per day, or approximately 72 percent of Questar Pipeline's reserved capacity. Mountain Fuel paid reservation charges of $45.8 million to Questar Pipeline in 1996, which include reservation charges attributable to firm and "no-notice" transportation. Mountain Fuel only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Mountain Fuel releases it to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from Questar Pipeline. These credits amounted to $9.1 million during 1996.

      Questar Pipeline's transportation agreement with Mountain Fuel expires on June 30, 1999. While it is too soon to predict whether Mountain Fuel will need the same firm transportation capacity on Questar Pipeline's transmission system as it currently has, it is clear that design-day requirements for firm sales and transportation customers served by Mountain Fuel continue to expand rapidly.

      Questar Pipeline recovers approximately 96 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay for access to transportation capacity, rather than for the volumes actually transported. Consequently, Questar Pipeline's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly impacted by fluctuating demand based on the vagaries of weather or natural gas prices.

      Questar Pipeline's total system throughput increased from 270,654 MDth in 1995 to 276,383 MDth in 1996. As previously noted, most of this increase was attributable to increased transportation volumes for Mountain Fuel. Volumes of gas transported from other affiliated customers increased from 38,839 MDth in 1995 to 44,327 MDth in 1996.
The volumes of gas transported from nonaffiliated customers decreased from 151,943 MDth in 1995 to 131,895 MDth in 1996.

      Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The FERC's Order No. 636 and Questar Pipeline's tariff provisions based on Order No. 636 require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. Questar Pipeline does have limited opportunities for interruptible transportation service.

      Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or improve transportation services. During 1997, Questar Pipeline plans to begin construction of a new 20-inch diameter line extending from Clay Basin to Coleman Station in southwestern Wyoming. This project, which will be built in phases and which is scheduled to be finished in 1998, will significantly expand Questar Pipeline's capacity to move gas north from its storage facility at Clay Basin and its southern system. Questar Pipeline is also building a new pipeline into the Ferron area of eastern Utah, which is the site of a large project to produce gas from coal seams.

      The Kern River pipeline, which is currently owned by The Williams Companies, Inc., became operational in February of 1992. Built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California, this line runs through Utah's Wasatch Front, making it possible for some large industrial customers to bypass both Mountain Fuel and Questar Pipeline by buying transportation service on Kern River. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, has also provided Questar Pipeline with opportunities to make additional connections with outside markets and to increase transportation volumes.

      Questar Pipeline has a 36 percent interest in and is operating partner of Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of the Trailblazer system, a pipeline that transports gas from Wyoming to the Midwest. Since gas production from the Overthrust area is generally shipped on the Kern River pipeline to California, the Overthrust segment is currently underutilized.

      Questar Pipeline and its partners are continuing to pursue a project announced in 1990 to build and operate the proposed TransColorado pipeline. Partners include affiliates of El Paso Natural Gas Company and KN Energy, Inc. The proposed pipeline is 292 miles in length and would extend from the Piceance Basin in western Colorado to northwestern New Mexico, where it would connect with other major pipeline systems. As designed, the pipeline could transport up to 300 MMcf of gas per day from western Colorado and other producing basins in Wyoming and Utah to California and midwestern and southwestern markets. The project has received the necessary environmental clearances and regulatory approvals and is moving forward in response to shipper demand and market opportunities.

      Questar Pipeline operates a major storage facility at Clay Basin in northeastern Utah and three other storage facilities specifically designed to support Mountain Fuel's peak-demand requirements. Questar Pipeline's storage facilities are certificated by the FERC, and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to the approval of the FERC. The Clay Basin storage reservoir has been operational since 1977 and has been providing open-access storage service since June of 1991.

      The Clay Basin facility, which was significantly expanded in 1995, is certificated for 46.3 Bcf of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn) As a result of this expansion, maximum deliverability increased from 500 MMcf per day to 763 MMcf per day.

      Storage service is important to parties that need to balance purchases with fluctuating customer demand, improve service reliability, and to avoid imbalance penalties. The storage capacity is fully subscribed by customers under long-term agreements. Mountain Fuel currently has 12.5 Bcf of working gas capacity at Clay Basin. Other large customers, in addition to Mountain Fuel, include Northwest Pipeline; Washington Natural Gas Company, a utility in Washington; and BC Gas Inc., a distribution utility in British Columbia.

      Questar Pipeline currently offers interruptible storage service at Clay Basin. Effective January 1, 1997, it received regulatory approval to remove some constraints formerly applicable to interruptible storage service and hopes to expand interruptible volumes. Questar Pipeline also allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

      A settlement agreement in Questar Pipeline's 1995 general rate case was approved by the FERC effective February 1, 1996. Under the terms of this settlement, Questar Pipeline was permitted to collect rates that reflected an annualized revenue increase of approximately $5.9 million, to earn a return on equity of 11.75 percent, and to retain specified revenues associated with interruptible transportation and service.

      Questar Pipeline does not currently plan to file a general rate case in 1997. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

      During 1997, Questar Pipeline expects to spend $2.8 million to comply with standards originally proposed by the Gas Industry Standards Board (GISB) and mandated by the FERC. These requirements, commonly known as the GISB standards, are designed to facilitate the seamless transportation of gas volumes on different pipeline systems and address such issues as nominations, confirmations, priority of service, allocation, balancing, and invoicing. Questar Pipeline is required to comply with some standards by June 1, 1997, to have an Internet web site by August 1, 1997, and to implement a second round of standards by November 1, 1997.

      The FERC has adopted specific criteria for determining when "rolled-in" rates (rather than incremental rates) are appropriate.
Under the FERC's policy, rolled-in rates will generally be approved if rates to existing customers will not increase by more than five percent and if specified system-wide operational and financial benefits can be demonstrated. The FERC, however, can still impose at-risk conditions on new projects even if it approves rolled-in rate treatment for them and require additional support in subsequent rate cases to continue rolled-in treatment.

      In conjunction with its 1995 general rate case, Questar Pipeline received rolled-in rate treatment for some facilities that were previously certificated as at-risk facilities. The FERC, however, did not remove the at-risk designation for them. Questar Pipeline has again asked the FERC to remove the at-risk condition on these projects. Questar Pipeline, when contemplating future expansion projects, must evaluate the risk of having shareholders, not customers, absorb any underrecovery of costs if incremental revenues for a new a project do not cover the costs of such project, versus the risk of losing transportation volumes to competitors.

      Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and increased the risks associated with new projects. Questar Pipeline has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline has the Clay Basin storage facility, a large reservoir that has been successfully operated since 1977, that has been expanded in response to customer interest, and that is fully subscribed by first-service customers under long-term contracts.

      Questar Pipeline has established partnerships with others to acquire expertise, share risks and expand opportunities. Both the Overthrust pipeline and the proposed TransColorado pipeline involve partners, some of which are significantly larger than Questar Pipeline.

Other Operations

      In addition to the two primary segments of Market Resources and Regulated Services, Questar has "other operations." This group includes Questar InfoComm, which is a full-service provider of integrated information and communication services to affiliates and external businesses; miscellaneous real estate activities; and the ownership of stock issued by Nextel Communications Inc. (Nextel).

      Questar InfoComm provides information and communication services. It operates a regional microwave system that covers much of Utah and southwestern Wyoming. This system, which has been converted to digital, was originally built to satisfy the needs of internal customers, but also carriers data for alternative telephone providers and other external customers. Questar InfoComm installs and maintains telephone-switching equipment and voice-mail systems. It recently installed a fiber optic telephone network in parts of Salt Lake City for an alternative telephone provider--NextLink Communications.

      During 1996, Questar InfoComm also completed the construction of a new DataComm Center, which is designed to protect critical communication and data processing equipment in the event of a natural disaster. Although built to allow Questar companies to continue vital operations, the new facility can accommodate other tenants that have the same need to safeguard information and equipment.

      Questar, through an affiliate, owns a large office building in downtown Salt Lake City that is currently being remodeled and enlarged. The building, when completed, will have over 217,000 square feet of space and will accommodate 800 employees. All Questar companies have leased space in this building and will use it as their principal place of business.

      Questar also owns 14.5 acres of commercial real estate in Salt Lake County which was the site of the Wasatch Chemical clean-up activities. Although the Company intends to continue owning the property to minimize any future problems associated with environmental compliance, it believes that such property can earn attractive returns when leased.

      Questar owns 3.0 million shares of stock issued by Nextel, an international wireless communication company. The Company acquired this stock in 1994 when it sold Questar Telecom, a specialized mobile radio subsidiary, to Nextel. Questar has sold approximately .9 million of its original 3.9 million shares and intends to continue selling such stock in favorable market conditions.

Employees

      As of December 31, 1996, Questar and its affiliates had 2,452 employees compared to 2,510 at year-end 1995. Of this total, 1,701 worked for the Regulated Services segment, 416 worked for Market Resources entities, and 335 worked for corporate and Questar InfoComm. None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees. Employee relations are generally deemed to be satisfactory.


Environmental Matters

      Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 1996, Questar continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. Entrada's liability for contamination is described in "Legal Proceedings" and in Note 7 in the Notes to Consolidated Financial Statements. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

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

Oil and Gas Operations

      Oil and gas operations are material to the business functions and financial condition of Questar. (All information set forth below relates to the Company on a consolidated basis.) Certain information concerning the Company's oil and gas operations is presented in Note 12 in the Notes to Consolidated Financial Statements. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

      Reserve Reports. The following is a reconciliation of reserve quantities reported in Note 12 in the Notes to Consolidated Financial Statements and reserve quantities reported to other regulatory agencies:

      Questar is reporting 744 Bcf of natural gas reserves at year-end 1996. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

      Mountain Fuel files information using a FERC Form 2 format with the PSCU and PSCW and lists gas reserves of 420 Bcf (working interest) at December 31, 1996, which include reserves attributable to royalty interests. The 359.9 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note 12 exclude reserves attributable to royalty interests.

      Questar Pipeline files a Form 2 (Annual Report) with the FERC. The Form 2 discloses Questar Pipeline's cushion gas of 59.1 Bcf at December 31, 1996. This gas is not included in the total reserve number.

     Oil and Gas Production 1/
                                1996    1995    1994
     Natural gas (MMcf)        77,259  69,295  75,094
     Oil (MBbl)                 2,558   2,493   2,507

     1/ Production quantities from all properties, including cost-of-service properties.

     Average Sales Price 2/
                                 1996   1995  1994
     Natural gas per Mcf        $1.53  $1.33 $1.78
     Oil per Bbl                18.80  15.96 14.76

     2/ Average sales price is calculated on production excluding cost-of-service volumes.

     Average Production (Lifting) Cost. The average production cost Mcfe excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6,000 cubic feet of gas.

                                 1996   1995   1994
     Production cost per Mcfe    $.62  $ .57  $ .52

     Producing Wells at December 31, 1996.
                                       Gas    Oil
     Gross wells                      2,705  3,228
     Net wells                          958    516

      The numbers for gross wells include 129 wells with multiple completions.

      Leasehold Acreage at December 31, 1996. Questar can retain its interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. Leasehold acreage is located in the United States and Canada. Approximately 90 percent of the U. S. unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 10 percent is attributable to fee leases that generally have three- to five-year terms. About 28 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken. Substantially all the Canadian unproved acreage is related to Crown or government leases, which provide for five-year terms.

      The following chart lists the Company's consolidated productive and unproved acreage by state (United States) and by province (Canada):

          State                   Productive              Unproved
                          Gross       Net        Gross       Net
      Arizona                                     480        450
      Arkansas           3,171      1,237         588        763
      California                                4,725        994
      Colorado         191,554    127,432     200,047     95,308
      Idaho                                    44,175     10,650
      Illinois          25,575      1,340      13,836      4,150
      Indiana            1,420        495       1,696        468
      Kansas           187,074     49,969       1,791      2,475
      Kentucky           5,131        715      17,245      7,007
      Louisiana         11,610      8,538                    238
      Michigan           3,814        270       6,091      1,294
      Minnesota                                   313        104
      Mississippi       25,066     21,324         200
      Montana           59,056     13,152     344,891     60,906
      Nebraska           3,399      1,381     162,065     44,495
      Nevada               520        440       1,845      1,707
      New Mexico       135,597     72,602      33,140     14,057
      New York          24,271                    231
      North Dakota      41,098      1,352     157,568     23,719
      Ohio               2,633                    202         43
      Oklahoma       1,410,257    239,984      36,705     24,306
      Oregon                                   43,868      7,670
      Pennsylvania         763
      South Dakota       9,218        147     204,490    107,055
      Texas            249,569     77,293      15,744      7,956
      Utah              69,810     39,795     157,260     51,134
      Washington                               26,631     10,046
      West Virginia     11,040        114         192
      Wyoming          233,601    139,418     405,416    238,411
          Total      2,705,247    796,998   1,881,435    715,406

      Province                    Productive              Unproved
                          Gross       Net        Gross       Net

      Alberta           31,040      9,756      78,880     26,869
      British Columbia  23,025      5,367      24,312      7,924
      Saskatchewan         355        142         966        516

          Total         54,420     15,265     104,158     35,309


      Net Productive and Dry Wells Drilled.
                 Exploratory Wells        Development Wells
                1996   1995    1994      1996   1995   1994
     Productive   6      2       1        62     24     31
     Dry          1      3       1        10      1      5

     Total        7      5       2        72     25     36

     Present Activities. At year-end 1996, Questar affiliates had a working interest in 26 wells waiting on completion and 3 wells being drilled.

     Delivery Commitments. Mountain Fuel is obligated to deliver natural gas to approximately 618,200 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

     The three E&P companies sell a majority of their noncost-of-service oil and gas production through Questar Energy Trading on the spot-market or under short-term contracts that provide for price readjustments.

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

      During 1996, Entrada completed soil remediation activities on the property, using an in situ vitrification procedure. It is continuing to conduct ground water remediation activities. Entrada has recorded all costs spent on the matter and has accounted for all settlement proceeds, accruals, and insurance claims. It has received cash settlements, which together with accruals and insurance receivables, should be sufficient for any future clean-up costs.

      Mountain Fuel, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline that resulted from an adverse jury verdict in a case heard in Wyoming's federal district court. The jury, in late 1994, awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. The presiding judge has not yet issued a decision concerning the competing forms of judgment submitted by the opposing parties. Mountain Fuel expects that any amounts arising from the breach of contract claims will be included in its gas balancing account and recovered in its rates for natural gas service.

      The producer involved recently filed a new lawsuit against Questar and its affiliates. This lawsuit was also filed in Wyoming's federal district court and presents some of the same claims heard in the last case for the time period since the first lawsuit. It also involves new claims of fraud and antitrust violations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of stockholders during the last quarter of 1996.


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 13 in the Notes to Consolidated Financial Statements. As of March 14, 1997, Questar had 11,332 shareholders of record and estimates that it had an additional 13,000-15,000 beneficial holders.

ITEM 6.  SELECTED FINANCIAL DATA

                                        Year Ended December 31,
                                            1996        1995        1994        1993        1992
                                        (In Thousands, Except Per Share Amounts)
Revenues                                   $817,981    $649,287    $670,318    $660,430    $591,346
Operating expenses
  Natural gas and other product
    purchases                               314,271     199,419     212,528     224,500     201,018
  Other expenses                            332,087     307,842     303,132     287,636     252,792
    Total operating expenses                646,358     507,261     515,660     512,136     453,810
    Operating income                       $171,623    $142,026    $154,658    $148,294    $137,536

Write-down of investment in
   Nextel Communications                                           $(61,743)

Income from continuing operations           $98,145     $83,786     $49,417     $84,464     $73,771
Gain from sale of Questar Telecom
   to Nextel Communications                                          38,126
Loss from discontinued operations                                                (2,772)     (2,437)
Cumulative effect of change in
  accounting for income taxes                                                                 9,303
  Net income                                $98,145     $83,786     $87,543     $81,692     $80,637

Earnings per common share
  Income from continuing operations           $2.39       $2.05       $1.21       $2.10       $1.85
  Gain from sale of discontinued
     operations                                                        0.95
  Loss from discontinued operations                                               (0.07)      (0.06)
  Cumulative effect                                                                            0.23
    Net income                                $2.39       $2.05       $2.16       $2.03       $2.02

Dividends per common share                    $1.19       $1.16       $1.13       $1.09       $1.04
Book value per common share                   18.82       17.51       16.17       14.99       13.92
Total assets                              1,816,225   1,584,553   1,585,575   1,417,687   1,320,358
Net cash provided from operating
  activities                                182,921     204,171     163,375     194,982     160,179
Capital expenditures                       $291,835    $118,188    $276,882    $168,388    $180,061

Capitalization
  Long-term debt                           $555,509    $421,695    $494,684    $371,713    $364,594
  Redeemable cumulative preferred
    stock                                     4,828       4,957       6,324       7,525       8,726
  Common stock                              772,085     712,675     653,589     601,942     553,810
    Total capitalization                 $1,332,422  $1,139,327  $1,154,597    $981,180    $927,130

Note - Selected financial data for 1992 has been reclassified for the reporting of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Questar Corporation reported 1996 net income of $98,145,000 or $2.39 per share compared with $83,786,000, or $2.05 per share in 1995 and $87,543,000, or $2.16 per share in 1994.

The Company reorganized its major lines of business in 1996 into the two primary groups consisting of Market Resources and Regulated
Services.   Also, natural gas-gathering activities were transferred
from the Regulated Services group, transmission operations, to the Market Resources group. Financial statements for prior years were reclassified to reflect the transfer. Consolidated net income was not affected by the transfer.

Market Resources, which includes nonregulated energy activities, earned $41,762,000 in 1996 compared with $35,295,000 in 1995 and
$44,831,000 in 1994. Higher gas and oil prices and production and increased energy-marketing activities resulted in an 18% improvement in 1996 income.

Regulated Services, consisting of natural gas distribution and natural gas transmission operations, reported a 15% increase in 1996 earnings to $51,631,000 compared with 1995 results of $44,936,000 due primarily to higher heating demand, customer additions, cost containment and recent rate case settlements. Regulated Services reported net income of $44,566,000 in 1994.

Other operations reported net income of $4,752,000 in 1996 compared with $3,555,000 in 1995 and a $1,854,000 net loss in 1994, excluding the write down of the investment in Nextel
Communications. The higher 1996 earnings resulted primarily from increased sales of Nextel shares.

Net cash provided from operating activities decreased to $182,921,000 in 1996 from $204,171,000 in 1995 due to working capital requirements associated with higher gas costs and increased marketing activities. Capital expenditures amounted to $291,835,000 in 1996, including acquisitions of gas-and- oil reserves and facilities for $164,328,000, and were primarily financed through issuance of long-term debt. Capital spending for 1997 is projected to reach $273,000,000 and to be financed with cash flow from operations, bank loans and long-term debt. Long-term debt represented 42% of consolidated capitalization at December 31, 1996.

RESULTS OF OPERATIONS

MARKET RESOURCES - Celsius Energy, Universal Resources, Wexpro, Questar Energy Trading, Questar Energy Services and Questar Gas Management (Market Resources group) conduct the Company's exploration and production, energy marketing and services, and gas gathering and processing operations. Following is a summary of financial results and operating information:

                                               Year Ended December 31,
                                            1996        1995        1994
                                               (Dollars In Thousands)
OPERATING INCOME
Revenues
  Natural gas and oil production           $109,015     $82,395    $103,196
  Energy marketing                          286,042     154,439     160,961
  Cost-of-service gas operations             53,119      59,831      57,870
  Gas gathering and processing               31,851      31,352      31,962
  Other                                       4,056       3,852       2,175
        Total revenues                      484,083     331,869     356,164
Operating expenses
  Energy purchases                          272,610     146,676     154,532
  Operating and maintenance                  66,741      58,295      55,675
  Depreciation and amortization              58,590      53,747      51,942
  Oil-income sharing                          2,768       3,400       3,391
  Other taxes                                19,034      17,977      21,938
        Total expenses                      419,743     280,095     287,478
          Operating income                  $64,340     $51,774     $68,686

OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                    40,519      32,663      37,659
    Oil and natural gas
     liquids (in Mbbls)                       2,502       2,436       2,442
Production revenue
    Natural gas (per Mcf)                     $1.53       $1.33       $1.78
    Oil and natural gas
     liquids (per bbl)                       $18.80      $15.96      $14.76
Energy marketing volumes
    Natural gas (in Mdth)                   141,414     109,374      88,941
    Oil (in Mbbl)                             1,471
    Electricity (in MMwh)                       204
Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers               48,525      39,028      39,800
    For Mountain Fuel                        30,199      31,691      32,098
    For other affiliated customers            8,794       5,949      12,085
        Total gathering                      87,518      76,668      83,983
    Gathering revenue (per dth)               $0.24       $0.28       $0.28

Market Resources' revenues increased 46% in 1996 to $484,083,000 when compared with 1995 revenues of $331,869,000 primarily due to higher gas and oil production and prices and increased energy-marketing activities. Gas production increased 24% to 40.5 billions cubic feet (Bcf) and oil and NGL production increased 3% or 66,000 barrels (bbls) in 1996. Gas production increased 4.3 Bcf and oil production increased 152,000 bbls in the fourth quarter of 1996 largely as a result of two acquisitions totaling $164 million. The two acquisitions added 194 billion cubic feet equivalent (Bcfe) of gas and oil reserves. The Company purchased producing properties and facilities in Texas, Oklahoma and Louisiana for $112 million, which added 157 Bcfe of reserves. The other purchase, involving Canadian properties primarily located in the Alberta, Canada region, cost $52 million and added 37 Bcfe of reserves.

The Market Resources group achieved a five-year average finding cost of $.70 per Mcfe in 1996 compared with $.65 per Mcfe in 1995. A strategy of acquisition, exploration and development resulted in reserve additions of 235 Bcfe and a production-replacement ratio of 416% for noncost-of-service activities in 1996. Noncost-of-service activities added 33 Bcfe of gas and oil reserves in 1995 reflecting a 67% production-replacement ratio.

Prices for gas and oil were higher for the 12 months of 1996 when compared with the same period of 1995. Prices rebounded in 1996 in response to higher demand. As a result of weak gas prices in the Rocky Mountain region in 1995, the Company shut in gas production which resulted in lower 1995 revenues. Revenues were $24,295,000 lower in 1995 when compared with the same period in 1994. The average selling price of natural gas in 1995 was $1.33 per thousand cubic feet (Mcf), 25% below the average price for 1994.

Energy-marketing revenues increased 85% in 1996 when compared with 1995 after decreasing 4% in 1995 when compared with 1994. The volume of gas marketed in 1996 was 29% ahead of 1995 because of increased efforts to utilize undersubscribed natural gas-pipeline capacity. Gas-marketing volumes increased 23% in 1995 when compared with 1994 because of purchasing low-cost gas on the open market. The Market Resources group shut in a portion of its gas production in 1995 and substituted low-cost purchased gas in the place of Company-produced gas for delivery on fixed-price contracts. The Market Resources group also markets oil and electricity.

The Market Resources group periodically enters into swaps, futures contracts or option agreements to hedge its exposure to price fluctuations in connection with marketing production of natural gas and oil, and to secure a known margin for the purchase and resale of gas and oil in marketing activities. Face value of these contracts at December 31, 1996 was $197.1 million, which exceeded market value by $11 million. Some of these contracts will extend through June 1999, but the majority, 97%, will expire by the end of 1997. At year-end 1996, Market Resources had hedges or fixed-price contracts in place for roughly 66% of its January 1997 gas production at an average price of $1.64 per Mcf to the wellhead. Approximately 60% of Market Resources' January 1997 oil production was hedged or under fixed-price contracts at $18.03 per bbl at year-end 1996. The previously mentioned hedges and fixed-price contracts assume selling prices are at the lower end of the contract range.

Revenues from Wexpro's cost-of-service gas operations declined by 11% in 1996 when compared with 1995 primarily due to a drop in drilling activity in the Rocky Mountains and the related effect on investment base and operating expenses. Revenues were 3% higher in 1995 when compared with 1994 because of higher depreciation charges and operating expenses. Wexpro's net investment in cost-of-service gas operations was $81,229,000 in 1996, $89,431,000 in 1995 and $98,134,000 in 1994. Wexpro's after-tax return on investment in those properties ranges from 14% to 22%, as described in the Wexpro Settlement Agreement in Note 11 to the financial statements.

Revenues from gas gathering and processing increased slightly in 1996 when compared with 1995 after decreasing in 1995 when compared with 1994. The amount of gas gathered increased in 1996 when compared with 1995 as a result of higher selling prices and improved gas production in the areas served. Gas-gathering volumes declined in 1995 as a result of some gas producers shutting in production in response to the lower gas selling prices.

Market Resources' operating results for 1996 were reduced by a $3,516,000 pretax loss associated with its share of the Western
Market Center, which included writing off the investment.


REGULATED SERVICES - Mountain Fuel and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage. Questar Regulated Services was organized to provide administrative, financial, technical and related services to Mountain Fuel and Questar Pipeline. The three companies comprise the Regulated Services group, which earned $51,631,000 in 1996, $44,936,000 in 1995 and $44,566,000 in 1994.

Natural Gas Distribution - Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information:

                                               Year Ended December 31,
                                            1996        1995        1994
                                               (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales         $328,785    $315,458    $329,576
  Industrial sales                           18,357      22,479      24,395
  Industrial transportation                   5,898       6,127       5,665
  Other                                      18,888      18,705      18,624
        Total revenues                      371,928     362,769     378,260
  Natural gas purchases                     182,400     190,606     210,507
        Revenues less natural gas
          purchases                         189,528     172,163     167,753

Operating expenses
  Operating and maintenance                  97,110      93,384      94,094
  Depreciation and amortization              28,309      25,469      24,749
  Other taxes                                 8,071       9,588       9,589
        Total expenses                      133,490     128,441     128,432
          Operating income                  $56,038     $43,722     $39,321

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales           80,844      73,950      74,233
  Industrial deliveries
    Sales                                     8,584       9,210       8,882
    Transportation                           49,499      59,569      51,382
      Total industrial                       58,083      68,779      60,264
        Total deliveries                    138,927     142,729     134,497
Natural gas revenue (per dth)
  Residential and commercial                  $4.07       $4.27       $4.44
  Industrial sales                             2.14        2.44        2.75
  Transportation for industrial customer       0.12        0.10        0.11
System natural gas cost (per dth)             $2.44       $2.16       $2.40
Heating degree days (normal 5,801)            5,307       5,047       5,290
  Warmer than normal                              9%         13%          9%
Number of customers at end of period        618,231     592,738     572,174

Revenues, net of gas costs, increased $17,365,000 in 1996 when compared with 1995 due to higher heating demand, customer additions, cost containment and a 1995 rate case settlement. Revenues, net of gas costs, increased $4,410,000 in 1995 when compared with 1994. Colder temperatures in 1996 were responsible for an increase in demand for natural gas for heating purposes. Temperatures, as measured in degree days, were 5% colder in 1996 when compared with 1995. Temperatures were 5% warmer in 1995 when compared with 1994. In addition to colder temperatures, gas usage by a typical general-service customer increased by over two decatherms in 1996.

Mountain Fuel added 25,493 customers in 1996 representing a 4.3% increase. The number of customers increased by 3.6% in 1995.
Mountain Fuel expects to add about 22,000 customers in 1997.

Through this rapid customer-growth period, Mountain Fuel has managed its operating expenses through cost-containment measures. Mountain Fuel and Questar Pipeline have combined functions common to gas-distribution and gas-transmission operations. These combined functions are conducted in the recently organized Questar Regulated Services. In addition, Mountain Fuel undertook a reorganization of service centers and an early-retirement program in the first half of 1995. Mountain Fuel closed five regional offices and reduced functions at five others in an effort to consolidate and restructure operations.

The provisions of a 1995 rate case settlement with the Public Service Commission of Utah (PSCU) provided for a weather-normalization adjustment, a new customer connection fee and sharing of transportation capacity-release credits. The weather-normalization adjustment results in an adjustment in customer bills and company revenues for weather variations above or below normal temperatures. Under the provisions of the Utah rate settlement, the weather-normalization adjustment was extended to all residential and commercial volumes beginning October 1, 1996. Utah residential customers can choose to be exempt from this adjustment by notifying Mountain Fuel. However, less than 1 percent of Mountain Fuel's residential customers chose this exemption. Mountain Fuel received approval from the Public Service Commission of Wyoming to implement a weather-normalization adjustment for all residential and commercial customers beginning September 1, 1996. The Utah rate case was intended to add about $3.7 million in annual revenues.
It also authorized an increase in Mountain Fuel's allowed return on rate base from 10.08% to between 10.22% and 10.34%.

On January 8, 1997, the Utah Division of Public Utilities (Division) filed a motion with the PSCU seeking an investigation into the reasonableness of Mountain Fuel's rates and requesting an interim rate decrease of $3.5 million. On January 29, 1997, the Division withdrew its petition and the PSCU accepted that action after receiving an agreed upon Mountain Fuel filing to reduce rates and charges by $2.8 million. On February 4, 1997, Mountain Fuel filed an application with the PSCU to reduce block rates, eliminate the new-premises fee for multi-family dwellings and reduce the capacity-release revenues retained by Mountain Fuel from 20% to 10%. The annual revenue decrease resulting from these changes is expected to be about $2.85 million. The PSCU approved the filing effective February 18, 1997.

Gas deliveries to industrial customers decreased by 16% in 1996 when compared with 1995 because of the availability of cheap electricity from hydropower sources, reducing the use of gas for electricity generation. Deliveries to industrial customers increased by 14% in 1995 when compared with 1994 because of strong economic growth in Mountain Fuel's service area.


Natural Gas Transmission  - Questar Pipeline conducts the
Company's natural gas transmission and storage operations.
Following is a summary of financial results and operating information:

                                               Year Ended December 31,
                                            1996        1995        1994
                                                (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                            $67,656     $61,749     $61,844
  Storage                                    34,280      31,276      27,620
  Other                                       2,242       1,747       1,645
        Total revenues                      104,178      94,772      91,109

Operating expenses
  Operating and maintenance                  39,959      34,003      31,949
  Depreciation and amortization              14,206      12,911      12,053
  Other taxes                                 2,519       3,370       3,621
        Total expenses                       56,684      50,284      47,623
          Operating income                  $47,494     $44,488     $43,486

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers              131,895     151,943     129,250
    For Mountain Fuel                       100,161      79,872      75,941
    For other affiliated customers           44,327      38,839      45,093
       Total transportation                 276,383     270,654     250,284
   Transportation revenue (per dth)           $0.24       $0.23       $0.25
Clay Basin storage, working gas-
    volumes (in Bcf)                           46.3        46.3        41.8

A rate increase and expanded firm gas-storage activities resulted in higher revenues in 1996 when compared with 1995. Questar Pipeline filed for a rate increase with the Federal Energy Regulatory Commission (FERC) on July 31, 1995. It began collecting revenues under the new rate structure, subject to refund, February 1, 1996. The FERC approved a rate settlement July 1, 1996 which included a stated return on equity of 11.75% and allowed Questar Pipeline to collect a greater share of costs from firm-transportation customers. The new rate structure adds approximately $5.9 million to annual revenues.

A majority of Questar Pipeline's transportation capacity has been reserved by firm-transportation customers. Approximately 88% of firm-transportation capacity was reserved at year-end 1996, which is equivalent to full pipeline usage at city-gate distribution points. Mountain Fuel has reserved transportation capacity from Questar Pipeline of approximately 800,000 decatherms per day, or about 72% of the total reserved daily-transportation capacity through 1999. Firm-transportation customers can release that capacity to third parties when it is not required for their own needs. Interruptible-transportation revenues have been lower in 1996 and 1995 as a result of a shift by customers from interruptible-transportation service to a higher-quality capacity-release service.

Storage revenues increased $3,004,000 in 1996. In addition to a rate increase, firm-storage capacity increased from 41.8 Bcf to
46.3 Bcf in May 1995, resulting in higher revenues in 1996 from a full 12 months of billings to customers. Storage revenues increased $3,656,000 in 1995 as a result of increased capacity at the Clay Basin storage reservoir. Storage capacity at year-end 1996 was 100% subscribed, with some contracts extending through the year 2025. Mountain Fuel has reserved 27% of firm-storage capacity through 2019. In 1997, Questar Pipeline began offering a more flexible interruptible-storage service. Interruptible service will utilize capacity that is temporarily not required by firm-service customers. Questar Pipeline will retain 25% of the interruptible-service revenues and credit the remaining 75% to firm-storage customers.

Questar Pipeline purchased an 18% interest in the Overthrust
Pipeline partnership from Columbia Gulf Transmission Company in
1996, bringing its ownership in the transmission line to 36%.


OTHER OPERATIONS - Following is a summary of the results from Questar's other operations:

                                               Year Ended December 31,
                                            1996        1995        1994
                                                   (In Thousands)
Corporate and other net income (loss)        $4,752      $3,555    $(39,980)

Gain from sale of Questar Telecom                                    38,126

Other operations reported net income of $4,752,000 for 1996 compared with $3,555,000 for 1995 and a net loss of $1,854,000 for 1994, excluding the write-down of investment in Nextel
Communication (Nextel). Sales of Nextel shares and FCC licenses were the primary reasons for the earnings reported for 1996 and 1995. The Company sold 620,000 shares of Nextel in 1996 and
300,000 shares in 1995. The net loss reported in 1994 was largely the result of operating losses reported by FuelMaker. The Company wrote off its investment in FuelMaker in the fourth quarter of 1994. The write-off of investment and a note receivable totalled
$3,368,000 and were offset by income tax benefits, resulting in no effect to net income.

In the third quarter of 1994, Questar Corporation sold Questar
Telecom to Nextel in exchange for 3.9 million shares of Nextel common stock, reporting a $38.1 million after-tax gain from the sale. At year-end 1994, the Company wrote down its investment in Nextel by $61.7 million before income taxes, or $.95 per share after income taxes. Since Questar Telecom represented all of Questar's specialized-mobile-radio operations, these operations were disclosed as discontinued on Questar's financial statements.

The Company was named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City.
The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Remediation began in 1994 under a plan approved by both the Environmental Protection Agency and the Utah Department of Health.
Clean-up of the site was completed in 1996. Future efforts will be focused on maintenance of a groundwater filtration system at the site. Settlements were reached with the other major potentially responsible parties and an accrual was established for the remedial work costs. Management believes that current accruals of $5,094,000, recorded in other liabilities, will be sufficient for estimated remaining clean-up and site-maintenance costs, which are expected to be incurred over the next several years. Total cost of the clean-up project through December 31, 1996 was $21,852,000. The Company has made claims and collected amounts from insurance companies throughout most of the clean-up process.
At December 31, 1996, the receivable from an insurance company amounted to $4,683,000 for expected payments related to the Wasatch Chemical cleanup. Additional amounts may be collected from the insurance company if future clean-up costs are higher than anticipated.

CONSOLIDATED OPERATING RESULTS

Revenues: Consolidated revenues rose 26% to $817,981,000 in 1996 when compared with 1995 because of increases in energy-marketing revenues, revenues from the production of gas and oil, and natural gas-distribution sales. Consolidated revenues in 1995 were 3% lower than the amount reported in 1994 because of lower natural gas selling prices and production.

Natural gas and other product purchases: Natural-gas and other product purchases increased by $114,852,000 or 58% in 1996 when compared with 1995. This reflected a higher level of product purchases for resale in the energy-marketing activities and the increased volumes and costs of natural gas sold to distribution customers. Natural-gas purchases declined 6% in 1995 when compared with 1994 due primarily to lower gas costs.

Operating and maintenance expenses: Operating and maintenance expenses increased 9% in 1996 when compared with 1995 and 3% in 1995 when compared with 1994. The primary causes of the higher expenses were producing-property additions by the Market Resources group, the growth in number of customers and territory served by Mountain Fuel, and the expansion of natural-gas transmission operations. The Regulated Services group's cost-containment efforts, including the combination of shared services, have somewhat mitigated the escalation of operating expenses. Operating costs in 1994 were partially offset by $6,000,000 of gas-production credits obtained by selling gas from a discontinued pressure-maintenance project. Selling gas from the project ended in the second quarter of 1995 after reducing expense $1,500,000 in that year.

Depreciation expenses and other taxes: Depreciation and amortization expenses increased 9% in 1996 as the result of increased capital investment and higher gas-and-oil production rates. Depreciation expenses were 3% higher in 1995 when compared with 1994 due largely to increased investment in natural gas-distribution and natural gas-transmission facilities. This was partially offset by lower gas production by the Market
Resources group. The full-cost amortization rate was $.79 per Mcfe in 1996, $.80 per Mcfe in 1995 and $.78 per Mcfe in 1994.
Other taxes decreased in 1996 due to settlements with local taxing agencies that reduced property taxes by $2,160,000. Lower gas prices in 1995 caused a reduction in other taxes by decreasing production-related taxes when compared with 1994.

Interest and other income: Interest and other income of $12,967,000 was $4,347,000 lower in 1996 when compared with 1995 due primarily to the following transactions:

                                                      Year ended December 31,
                                                        1996        1995        1994
                                                            (In Thousands)
Sales of Nextel and other securities                     $6,265      $4,438
Settlement of gas-sales contracts                                     4,315
Gain from the sales of FCC licenses and equipment           702       1,239
Costs associated with development of new projects           176      (2,310)    $(2,110)
One-time reduction of gas costs                                                   5,589
Return earned on working-gas inventory                    1,827       2,697       2,294
Earnings (losses) of equity investees                       927       1,561      (1,555)
Write-off of Western Market Center                       (2,970)
Write-off of FuelMaker                                                           (3,368)
Gains (losses) from selling excess properties             1,642        (141)        (57)
Interest income                                           4,398       5,515       4,164
                                                        $12,967     $17,314      $4,957

Income taxes: The effective combined federal and state income-tax rate was 31.6% in 1996, 28.1% in 1995 and 14.9% in 1994.
Income-tax rates were below the statutory rate of about 38%, primarily due to tight-sands production tax credits. These income tax credits were received from production of gas from certain properties. Credits of $9,491,000 for 1996, $8,395,000 for 1995
and $10,289,000 for 1994 increased net income by reducing income-tax expenses. The lower effective tax rate reported in 1994 was due to the effect of these credits on lower pre-tax income.

Robert E. Kadlec is a member of the Boards of Directors of Questar Corporation and BC Gas Inc. and former President and Chief Executive Officer of BC Gas Inc. BC Gas has several contracts to purchase gas from the Market Resources group during portions of the 1995-1996 and 1996-1997 winter-heating seasons and also has long-term contracts with Questar Pipeline for storage service. The Company and BC Gas are former owners of FuelMaker Corporation.
The Company sold its interest in FuelMaker during 1995.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities decreased to $182,921,000 in 1996 from $204,171,000 in 1995 due largely to working capital requirements associated with higher gas costs and increased marketing activities. Capital expenditures amounting to $291,835,000 in 1996, including acquisitions of gas-and-oil reserves and facilities for $164,328,000, were financed primarily through issuance of long-term debt. Long-term debt increased $119,515,000 in 1996 and represented 42% of consolidated capitalization at December 31, 1996.

Operating Activities:

                                                Year Ended December 31,
                                            1996        1995        1994
                                                    (In Thousands)
Net cash provided from operating
  activities                               $182,921    $204,171    $163,375

Net cash provided from operating activities of $182,921,000 declined 10% or $21,250,000 when compared with the amount reported for 1995. Decreased cash flow from operating assets and liabilities more than offset the increased cash flow from higher net income. The amount received in distribution rates for recovery of gas costs did not keep pace with market prices of natural gas. In addition, growing energy-marketing sales consumed more working capital in 1996. In 1995, net cash provided from operating activities was 25% more than the previous year because of an increase in noncash expenses and a reduction in accounts receivable.

Investing Activities:

Capital expenditures reached a record level in 1996 largely the result of acquiring gas-and-oil properties by the Market Resources group. The 147% growth over the 1995 level was fueled by a rebound in energy prices and the accompanying improved project economics. Following is a summary of capital expenditures for 1996 and 1995, plus a forecast for 1997:

                                                        Year Ended December 31,
                                                        1997
                                                     Estimated      1996        1995
                                                    (In Thousands)
Market Resources group
            Exploration                                 $15,500     $14,768      $6,144
            Development                                  32,800       9,955      11,190
            Reserve acquisitions                         21,500     154,374         731
            Production                                    8,900       3,641       3,502
            Gas gathering and processing                 47,100       4,566       5,661
            Cost-of-service gas development               2,800       2,794       3,199
            General and other                             2,700       1,694         855
                                                        131,300     191,792      31,282

Regulated Services group
    Natural gas distribution
            New-customer service                         33,400      29,152      24,950
            Distribution system                          10,200      10,594       9,981
            Buildings                                     5,000       1,902       3,473
            Computer software and hardware                8,200       7,321       5,121
            General                                       7,200       2,688       7,888
                                                         64,000      51,657      51,413
    Natural gas transmission
            Transmission system                          24,600      18,173      15,216
            Storage                                       1,700       1,466       2,500
            Partnerships                                  5,300       2,890         506
            General                                       3,200       1,279       4,924
                                                         34,800      23,808      23,146
Other operations
            General office building                       6,000      14,861       2,433
            Special projects                             25,000
            Other                                        11,700       9,717       9,914
                                                         42,700      24,578      12,347
                                                       $272,800    $291,835    $118,188

Market Resources
The Market Resources group acquired 194 Bcfe of gas and oil reserves and related facilities and participated in drilling of 108 wells in 1996. The drilling program resulted in 48 gas wells, 20 oil wells, 11 dry holes and 29 wells in progress at year-end with a success rate of 86%.

Regulated Services - Natural gas distribution
Mountain Fuel's capital spending program was primarily in response to a record increase in the number of customers served. Mountain
Fuel extended its system by 658 miles of main, feeder and service lines in 1996.

Regulated Services - Natural gas transmission
Questar Pipeline's 1996 capital expenditures included replacement and expansion of sections of gas mainlines, completion of the Clay Basin storage project and cushion-gas injection, storage well workovers and an additional 18% interest in Overthrust Pipeline.

Other Operations
Remodeling corporate offices and construction of a fiber-optic communication line represented the largest part of capital spending for other operations.

Financing Activities:

Funding for 1996 capital spending of $291,835,000 was obtained from both internal and external sources. Net cash flow provided from operating activities, plus the cash raised from selling excess assets less dividends, amounted to $157,561,000. The remaining funding was provided from borrowings under long-term debt arrangements and issuing common stock, primarily through a dividend-reinvestment plan. In addition to funding capital expenditures in 1996, a $19,000,000 scheduled repayment of long-term debt was made. Capital expenditures for 1997 will be funded with cash generated internally and through the dividend reinvestment plan, short- and long-term borrowings and continued sales of Nextel stock.

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $145,200,000. These lines have interest rates generally below the prime interest rate and are renewable in 1997 and 1998. The balance of short-term bank loans and commercial paper outstanding amounted to $77,800,000 with a weighted average interest rate of 5.73% at December 31, 1996. The balance of short-term bank loans and commercial paper outstanding amounted to $77,200,000 with a weighted average interest rate of 5.99% at December 31, 1995. Commercial-paper borrowings are backed by the short-term line-of-credit arrangements, and rated P-1 and A-1 by Moody's and Standard and Poor's, respectively.

At December 31, 1996, an additional $84,500,000 of commercial paper having an average interest rate of 5.67% was classified as long-term debt because refinancing negotiations were substantially completed by year-end 1996. The borrowing capacity of the revolving-credit loan agreement at Market Resources was increased from $130 million to $200 million, and the maturity was extended to 2002. In addition, a subsidiary of Questar issued a $31 million 7.11% senior secured note due 2012.

The Company typically has negative net working capital at the end of the year because of short-term borrowings. These borrowings are seasonal and generally peak at the end of December because of cold-weather gas purchases.

Questar had a consolidated capital structure consisting of 42% long-term debt and 58% common shareholders' equity at December 31, 1996. Moody's and Standard and Poor's have rated Mountain Fuel's and Questar Pipeline's long-term debt A-1 and A+, respectively.

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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 1997.

      The following individuals are serving as executive officers of the
Company:

                                   Primary Positions Held with
Name                               the Company and Affiliates

R. D. Cash           54    Chairman of the Board of Directors (May
                           1985); President and Chief Executive Officer,
                           Director (May 1984); Chairman of the Boards of Directors, all affiliates.

D. N. Rose           52    President and Chief Executive Officer,
                           Mountain Fuel (October 1984); President and
                           Chief Executive Officer, Questar Pipeline
                           (March 1997); President and Chief Executive
                           Officer, Regulated Services (December 1996);
                           Executive Vice President, Questar (February
                           1996);  Senior Vice President, Questar (May
                           1985 to February 1996); Director (May 1984);
                           Director, Mountain Fuel (May 1984), and
                           Questar Pipeline (May 1996).

Gary L. Nordloh      49    President and Chief Executive Officer,
                           Wexpro, Celsius, Universal Resources, Questar
                           Gas Management, Questar Energy Trading,
                           Questar Energy Services, and Celsius Ltd. (at various times beginning in March 1991);
                           Executive Vice President, Questar (February
                           1996); Senior Vice President, Questar (March
                           1991 to February 1996); Director, (October
                           1996); Director, Entrada (May 1991), Questar
                           Pipeline (May 1996), all Market Resources subsidiaries (various times beginning in June
                           1989).

Clyde M. Heiner      58    Senior  Vice  President,  Questar (May 1984);
                           President and Chief Executive Officer,
                           Questar InfoComm (February 1993); Director,
                           Entrada (May 1984) and Questar InfoComm
                           (February 1993).

S. E. Parks          45    Vice President, Treasurer and Chief Financial
                           Officer, Questar and all affiliates (February
                           1996); Treasurer, Questar and affiliates (at various dates beginning in May 1984);
                           Director, Celsius and Universal Resources
                           (May 1996).

G. G. Sackett        56    Vice President and General Counsel (February
                           1997); Associate General Counsel (May 1980 to
                           February 1997) and Assistant Vice President
                           (May 1986 to February 1997).

Connie C. Holbrook   50    Vice President and Corporate Secretary
                           (October 1984); Corporate Secretary, Mountain
                           Fuel and other affiliates (at various dates beginning in March 1982); Director, Celsius
                           (May 1985) and Universal Resources (June
                           1987).

      There is no "family relationship" between any of the listed officers or between any of them and the Company's directors. The executive officers serve at the pleasure of the Board of Directors. There is no arrangement or understanding under which the officers were selected. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is presented in the Company's definitive Proxy Statement under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 1997 annual meeting, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 1997 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 1997 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for the Questar's 1997 annual meeting under the section entitled "Election of Directors."


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

   10.2.*1 Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 1996.
               (Exhibit No. 10.2. to Form 10-K Annual Report for 1995.)

   10.3.*1 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.3. to Form 10-K Annual Report for 1995.)

   10.4.*1 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective May 21, 1996. (Exhibit No. 10.5. to Form 10-Q Report for Quarter ended June 30, 1996.)

   10.5.*1 Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.6. to Form 10-K Annual Report for 1995.)

   10.6.*1     Questar Corporation Deferred Compensation Plan for
               Directors, as amended and restated effective February 13, 1996. (Exhibit No. 10.7. to Form 10-K Annual Report for 1995.)

   10.7.*1 Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

   10.8.*1 Questar Corporation Equalization Benefit Plan, as amended and restated effective February 13, 1996. (Exhibit No.
               10.9. to Form 10-K Annual Report for 1995.)

   10.9.*1 Questar Corporation Stock Option Plan for Directors, as amended and restated effective May 21, 1996. (Exhibit No. 10.10. to Form 10-Q Report for Quarter ended June 30, 1996.)

   10.10.*1    Form of Individual Indemnification Agreement dated
               February 9, 1993 between Questar Corporation and
               Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

   10.11.*1 Questar Corporation Deferred Share Plan, as amended and restated effective February 13, 1996. (Exhibit No.
               10.12. to Form 10-K Annual Report for 1995.)

   10.12.*1 Questar Corporation Deferred Compensation Plan, as amended and restated effective February 13, 1996.
               (Exhibit No. 10.13. to Form 10-K Annual Report for 1995.)

   10.13.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar Corporation; Advance MobilComm, Inc.; Robert C. Mearns and Francis G. Fuson. (Exhibit No. 10.14. to Form 10-Q Report for Quarter ended June 30, 1994.)

   10.14.*1 Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

   11.         Statement concerning computation of earnings per share.

   22.         Subsidiary Information.

   23.         Consent of Independent Auditors.

   24.         Power of Attorney.

   27.         Financial Data Schedule.

   99.1. Form 11-K Annual Report for the Questar Corporation Employee Investment Plan.

   99.2. Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15149,
               33-40800, 33-40801, 33-48169, 333-04913, and 333-04951).
________________________

      */Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

      1/ Exhibit so marked is management contract or compensation plan or arrangement.

      (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1996.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 1996

QUESTAR CORPORATION

SALT LAKE CITY, UTAH



FORM 10-K -- ITEM 14 (a) (1) and (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Questar
Corporation and subsidiaries are included in Item 8:

Consolidated statements of income -- Years ended December 31,
1996, 1995 and 1994

Consolidated balance sheets -- December 31, 1996 and 1995

Consolidated statements of common shareholders' equity -- Years ended December 31, 1996, 1995 and 1994

Consolidated statements of cash flows -- Years ended December 31, 1996, 1995 and 1994

Notes to consolidated financial statements

Financial statements schedules, for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 9 to the financial statements, Questar Corporation changed its method of accounting for certain equity securities and postemployment benefits in 1994.


/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 7, 1997

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                                        1996        1995       1994
                                                 (In Thousands, Except Per Share Amounts)
REVENUES                                               $817,981    $649,287  $670,318

OPERATING EXPENSES
  Natural gas and other product
    purchases                                           314,271     199,419   212,528
  Operating and maintenance                             196,389     179,725   174,080
  Depreciation and amortization                         105,209      96,292    93,037
  Other taxes                                            30,489      31,825    36,015

    TOTAL OPERATING EXPENSES                            646,358     507,261   515,660

     OPERATING INCOME                                   171,623     142,026   154,658

INTEREST AND OTHER INCOME                                12,967      17,314     4,957

WRITE-DOWN OF INVESTMENT IN NEXTEL
     COMMUNICATIONS - Note 1                                                  (61,743)

DEBT EXPENSE                                            (41,083)    (42,815)  (39,811)

     INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                              143,507     116,525    58,061

INCOME TAXES - Note 6                                    45,362      32,739     8,644

     INCOME FROM CONTINUING OPERATIONS                   98,145      83,786    49,417

GAIN FROM SALE OF DISCONTINUED
     OPERATIONS - Note 10                                                      38,126

     NET INCOME                                         $98,145     $83,786   $87,543

EARNINGS PER COMMON SHARE
  Income from continuing operations                       $2.39       $2.05     $1.21
  Gain from sale of discontinued
    operations                                                                   0.95
    Net income                                            $2.39       $2.05     $2.16

Average common shares outstanding                        40,828      40,552    40,292

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                         December 31,
                                                        1996        1995
                                                    (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                        $5,703      $5,122
  Accounts receivable                                   153,931      97,334
  Unbilled gas accounts receivable                       23,528      25,149
  Federal income taxes receivable                           997       4,045
  Inventories, at lower of average
    cost or market
    Gas stored underground                               14,141      18,829
    Materials and supplies                                8,202       9,281
      Total inventories                                  22,343      28,110
  Purchased-gas adjustments                              24,210
  Prepaid expenses and deposits                          13,555      10,965
     TOTAL CURRENT ASSETS                               244,267     170,725

PROPERTY, PLANT AND EQUIPMENT
  Market Resources                                    1,100,070     920,909
  Regulated Services - gas distribution                 825,121     784,466
  Regulated Services - gas transmission                 562,711     547,831
  Other operations                                       87,078      77,694
                                                      2,574,980   2,330,900
LESS ALLOWANCES FOR DEPRECIATION
     AND AMORTIZATION
  Market Resources                                      547,958     494,048
  Regulated Services - gas distribution                 325,821     302,619
  Regulated Services - gas transmission                 194,396     183,840
  Other operations                                       29,469      40,272
                                                      1,097,644   1,020,779
     NET PROPERTY, PLANT AND EQUIPMENT                1,477,336   1,310,121

OTHER ASSETS
  Securities available for sale,
     approximates fair value - Note 1                    38,612      52,745
  Investments in unconsolidated
    affiliates                                           19,192      13,720
  Unamortized costs of reacquired debt                   12,433      13,221
  Income taxes recoverable from
    customers                                            11,223      12,162
  Other noncurrent assets                                13,162      11,859
     TOTAL OTHER ASSETS                                  94,622     103,707

                                                     $1,816,225  $1,584,553

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          December 31,
                                                        1996        1995
                                                    (In Thousands)
CURRENT LIABILITIES
  Short-term loans - Notes 2                            $77,800     $77,200
  Accounts payable and accrued expenses
    Accounts payable                                    136,773      80,004
    Customer refund                                                  11,886
    Other taxes                                          14,706      13,554
    Interest                                              6,465       7,183
    Other                                                 3,867       4,613
      Total accounts payable and
        accrued expenses                                161,811     117,240
  Purchased-gas adjustments                                           9,182
  Current portion of long-term debt                       4,705      19,004
     TOTAL CURRENT LIABILITIES                          244,316     222,626

LONG-TERM DEBT, less current
  portion - Notes 2 and 5                               555,509     421,695

OTHER LIABILITIES
  Unbilled gas revenues - Note 8                         10,360      15,541
  Other - Note 7                                         25,073      19,159
    TOTAL OTHER LIABILITIES                              35,433      34,700

DEFERRED INVESTMENT-TAX CREDITS                           6,810       7,271

DEFERRED INCOME TAXES - Note 6                          197,244     180,629

COMMITMENTS AND CONTINGENCIES - Note 7

REDEEMABLE CUMULATIVE PREFERRED
  STOCK  - Notes 3 and 5                                  4,828       4,957

COMMON SHAREHOLDERS' EQUITY - Note 4
  Common stock - without par value;
     175,000,000 shares authorized;
     41,024,887 outstanding in 1996
     and 40,697,814 outstanding in 1995                 292,613     283,776
  Retained earnings                                     487,799     438,284
  Note receivable from employee
     investment plan (ESOP)                             (15,556)    (21,238)
  Unrealized gain on securities avail-
     able for sale, net of income taxes                   7,410      11,853
  Foreign currency translation adjustment                  (181)
     TOTAL COMMON SHAREHOLDERS' EQUITY                  772,085     712,675

                                                     $1,816,225  $1,584,553

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

<CAPTIONS>
                                                                                      Unrealized
                                                                                     gain (loss) on  Foreign
                                                                             Note     securities     Currency
                                        Common Stock              Retained  Receivable available     Translation
                                           Shares      Amount     Earnings  from ESOP  for sale      Adjustment
                                        (Dollars in Thousands)
Balances at January 1, 1994              40,169,399    $269,107    $359,637  $(26,802)
  Issuance of common stock                  270,718       7,813
  Purchase of Questar common stock          (11,378)       (365)
  1994 net income                                                    87,543
  Payment of dividends
    Preferred stock                                                    (591)
    Common stock - $1.13 per share                                  (45,528)
  Income tax benefit of dividends paid
    to ESOP                                                             516
  Collection of note receivable
    from ESOP                                                                   2,259
Balances at December 31, 1994            40,428,739     276,555     401,577   (24,543)
  Issuance of common stock                  290,410       7,841
  Purchase of Questar common stock          (21,335)       (620)
  1995 net income                                                    83,786
  Payment of dividends
    Preferred stock                                                    (483)
    Common stock - $1.16 per share                                  (47,042)
  Income tax benefit of dividends paid
    to ESOP                                                             446
  Collection of note receivable
    from ESOP                                                                   3,305
  Unrealized gain on securities avail-
    able for sale,  net of income taxes                                                     $11,853
Balances at December 31, 1995            40,697,814     283,776     438,284   (21,238)       11,853
  Issuance of common stock                  372,167      10,396
  Purchase of Questar common stock          (45,094)     (1,559)
  1996 net income                                                    98,145
  Payment of dividends
    Preferred stock                                                    (391)
    Common stock - $1.19 per share                                  (48,589)
  Income tax benefit of dividends paid
    to ESOP                                                             350
  Collection of note receivable
    from ESOP                                                                   5,682
  Unrealized gain on securities avail-
    able for sale,  net of income taxes
      net of income taxes                                                                    (4,443)
  Foreign currency translation
   adjustment                                                                                             $(181)
Balances at December 31, 1996            41,024,887    $292,613    $487,799  ($15,556)       $7,410       $(181)


See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31,
                                                        1996        1995       1994
                                                            (In Thousands)
OPERATING ACTIVITIES
  Net income                                            $98,145     $83,786   $87,543
  Depreciation and amortization                         110,006     101,093    97,567
  Deferred income taxes                                  17,137      16,417   (20,029)
  Deferred investment-tax credits                          (461)       (401)     (417)
  Gain from the sales of securities                      (6,265)     (4,438)
  Write-down of investment in Nextel
   Communications                                                              61,743
  Gain from sale of Questar Telecom to
     Nextel Communications                                                    (38,126)
                                                        218,562     196,457   188,281
  Changes in operating assets and
   liabilities
    Accounts receivable                                 (51,604)     20,598    (4,215)
    Inventories                                           5,767       1,988      (170)
    Prepaid expenses and deposits                        (2,590)        274    (1,013)
    Accounts payable and accrued
     expenses                                            44,571       9,313   (10,649)
    Federal income taxes                                  3,048      (5,740)     (172)
    Purchased-gas adjustments                           (33,392)     (7,889)   (8,656)
    Other                                                (1,441)    (10,830)      (31)
    NET CASH PROVIDED FROM OPERATING
      ACTIVITIES                                        182,921     204,171   163,375

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and
     equipment                                         (287,489)   (114,820) (267,515)
    Investment in discontinued
     operations                                                                (8,080)
    Other investments                                    (4,346)     (3,368)   (1,287)
      Total capital expenditures                       (291,835)   (118,188) (276,882)
  Proceeds from disposition of property,
   plant and equipment, and investments                  10,418      11,406    12,217
  Proceeds from sales of securities                      13,202       9,789
   NET CASH USED IN INVESTING ACTIVITIES               (268,215)    (96,993) (264,665)

FINANCING ACTIVITIES
  Issuance of common stock                               10,396       7,841     7,813
  Purchase of Questar common stock                       (1,559)       (620)     (365)
  Redemption of preferred stock                            (129)     (1,367)   (1,201)
  Issuance of long-term debt                            181,500       2,000   155,000
  Repayment of long-term debt                           (61,985)    (55,985)  (32,029)
  Change in short-term loans                                600     (17,700)   16,600
  Collection of note receivable
    from ESOP                                             5,682       3,305     2,259
  Income tax benefit of dividends paid
    to ESOP                                                 350         446       516
  Payment of dividends                                  (48,980)    (47,525)  (46,119)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                               85,875    (109,605)  102,474
    CHANGE IN CASH AND SHORT-TERM
      INVESTMENTS                                           581      (2,427)    1,184
BEGINNING CASH AND SHORT-TERM
  INVESTMENTS                                             5,122       7,549     6,365
ENDING CASH AND SHORT-TERM
  INVESTMENTS                                            $5,703      $5,122    $7,549

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is engaged in two principal lines of business. The Company's exploration and production, gas gathering and processing, and energy marketing operations are conducted by the Market Resources group. Market Resources includes Celsius Energy Company and its Canadian subsidiary Celsius Energy Resources Ltd (Celsius Energy), Universal Resources Corporation (Universal Resources), Wexpro Company (Wexpro), Questar Gas Management Company, Questar Energy Trading Company and Questar Energy Services Inc. The Company's natural-gas distribution, transmission and storage operations are conducted by the Questar Regulated Services Company (Regulated Services). Regulated Services is a holding company organized in 1996, that provides administrative functions for its two subsidiaries, Mountain Fuel Supply Company (Mountain Fuel) and Questar Pipeline Company (Questar Pipeline). Distribution activities are conducted by Mountain Fuel and transmission and storage activities are conducted by Questar Pipeline. All significant intercompany accounts and transactions have been eliminated in consolidation.

Regulation: Mountain Fuel is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). While Mountain Fuel also serves a small area of southeastern Idaho, the Public Service Commission of Idaho has deferred to the PSCU for rate oversight of this area. Questar Pipeline is regulated by the Federal Energy Regulatory Commission
(FERC). These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a rate of return on investment.

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

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered.   Mountain Fuel
accrues gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Rate-regulated affiliates periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. These companies establish reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Mountain Fuel accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW whereby purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Celsius Energy and Universal Resources account for exploration and development activities using the full-cost accounting method. Under the full-cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. If net capitalized costs exceed the present value of estimated future net revenues from proved oil and gas reserves plus the fair value of unproved properties, the excess is expensed. Wexpro uses the successful-efforts accounting method to account for its development activities under the terms of the Wexpro settlement agreement (See Note 11). In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" without a significant impact to operating results, financial position or cash flow. Celsius Energy and Universal Resources continue to apply full-cost accounting rules to its gas-and-oil assets, which include a quarterly full-cost ceiling test. The provisions of SFAS No. 121 do not supersede full-cost accounting rules.

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets over their estimated useful lives. The costs of natural gas distribution, transmission, storage and gathering property, plant and equipment and processing plants are amortized using the straight-line method. The costs of gas and oil wells and leaseholds are amortized using the units-of-production method. Average depreciation and amortization rates used were as follows:

                                            1996        1995        1994
Market Resources
  Exploration and production, per
    Mcf equivalent
      Full-cost amortization rate             $0.79       $0.80       $0.78
      Wexpro depreciation rate                $0.45       $0.44       $0.39
  Gas gathering                                 4.3%        4.5%        4.4%
Regulated Services
  Natural gas distribution
     Distribution plant                         4.1%        3.9%        4.0%
     Gas wells, per Mcf                       $0.16       $0.17       $0.17
  Natural gas transmission                      3.7%        3.4%        3.4%
Other operations                                7.0%        6.8%        9.0%

Foreign Currency Translation: The local currency is the functional currency of the Company's foreign operations. Translation from the foreign currency to U. S. dollars is performed for balance-sheet accounts using the exchange rate in effect at the balance-sheet date. Revenue and expense accounts are translated using an average exchange rate for the period. Adjustments resulting from such translations are reported as a separate component of shareholders' equity. Deferred income taxes have been provided on translation adjustments because the earnings are not considered to be permanently invested.

Energy Price and Interest Rate Risk Management: The Market Resources group enters into swaps, futures contracts or option agreements to hedge exposure to price fluctuations in connection with marketing of the Company's natural gas and oil production, and to secure a known margin for the purchase and resale of gas and oil in marketing activities. There is a high degree of correlation of such contracts because timing of production and the hedge contracts is closely matched, and hedge prices are established in the areas of the Market Resources group's operations. Recognized gains and losses on hedge transactions are matched and reported during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. The Company does not enter into financial derivatives for trading purposes.

The Company has entered into interest-rate swaps for the purpose of managing interest rate exposure. Amounts payable or receivable under these agreements are recorded as increases or decreases of interest expense in the accounting period incurred.

Securities Available for Sale: Securities available for sale are carried at fair value at the balance-sheet date. The Company records unrealized gains or losses, net of income taxes, as a separate component of shareholders' equity at the balance-sheet date based on the market value. Gains or losses resulting from the sale of securities are included in the determination of income. Available-for-sale securities at December 31 consisted of 2,955,950 shares in 1996 and 3,575,950 shares in 1995 of
Nextel Communications common stock. At December 31, 1994, Questar Corporation wrote-down its investment in Nextel shares to $37,578,000 to reflect an other-than-temporary decline in value.

Investments in Unconsolidated Affiliates: The Company uses the equity method to account for investments in affiliates in which it does not own a controlling interest. Principal affiliates include: Overthrust Pipeline Company, TransColorado Gas Transmission Company, Canyon Creek Compression Company, Western Market Center and Blacks Fork Gas Processing Company. Generally, the Company's investment in these affiliates equals the underlying equity in net assets. The Company has written off its investment in Western Market Center.

Income Taxes: Regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. Mountain Fuel and Questar Pipeline have adopted procedures with their regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Mountain Fuel and Questar Pipeline use the deferral method to account for investment-tax credits as required by regulatory commissions.
The Company allocates income taxes to subsidiaries on a separate-return basis except that subsidiaries are paid for all tax benefits utilized in the consolidated tax return.

Reacquisition of Debt: Gains and losses on the reacquisition of debt by rate-regulated affiliates are deferred and amortized as debt expense over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Capitalized Interest:   The Company's rate-regulated subsidiaries
capitalize the cost of capital during the construction period of plant and equipment. The Company's nonrate-regulated subsidiaries capitalize interest costs during construction of assets when applicable. Allowance for Funds Used During Construction amounted to $1,486,000 in 1996, $784,000 in 1995 and $1,759,000 in 1994.

Stock Plans: No expense is recorded when stock options are issued because the option price equals the market price on the grant date.

Earnings Per Common Share: Earnings per common share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding, which includes ESOP shares, during the year. Common-stock equivalents in the form of stock options do not have a material dilutive effect on the earnings-per-share calculations and are excluded from the computation.

Cash and Short-Term Investments: Short-term investments consist principally of Euro-time deposits and repurchase agreements with maturities of three months or less.

Other Information:  Operations by line of business are contained
in the section titled "Operations by Line of Business."   The
quarterly results of operations are contained in the section titled "Quarterly Financial and Stock Price Data."

Reclassifications: Certain reclassifications were made to the 1995 and 1994 financial statements to conform with the 1996 presentation.


Note 2 - Debt

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $145,200,000.
These lines have interest rates generally below the prime interest rate, and most are renewable in 1997 and 1998.
Commercial paper-borrowings are backed by the short-term line-of-credit arrangements. The details of short-term debt were as follows:

                                        December 31,
                                            1996        1995
                                        (In Thousands)
Commercial paper with variable interest
   rates
    (5.67% at December 31, 1996 and
     6.00% at December 31, 1995)            $45,000     $67,200
Bank loans with variable interest rates
    (5.81% at December 31, 1996 and
     5.97% at December 31, 1995)             32,800      10,000
                                            $77,800     $77,200

At December 31, 1996, an additional $84,500,000 of commercial paper having an average interest rate of 5.67% was classified as long-term debt because refinancing negotiations were substantially completed by year end 1996. The borrowing capacity of the revolving credit loan agreement at Market Resources was increased from $130 million to $200 million and the maturity was extended to 2002. In addition, a subsidiary of Questar issued a $31 million 7.11% senior note, secured with an office building, due 2012. The details of long-term debt were as follows:

                                        December 31,
                                            1996        1995
                                        (In Thousands)
Market Resources
  Revolving-credit loan due 2001 with
   variable interest rates (6.04% at
   December 31, 1996)                      $120,000     $53,000
Regulated Services - Mountain Fuel
  Medium-term notes 7.19% to 8.43%, due
   2007 to 2024                             175,000     175,000
Regulated Services - Questar Pipeline
  9 3/8% debentures due 2021                 85,000      85,000
  9 7/8% debentures due 2020                 50,000      50,000
Questar
  Revolving-credit term loan due 1998
   with variable interest rates (5.84%
   at December 31, 1996)                     30,000      43,000
  8.25% ESOP notes due 1996                              19,000
  8.28% ESOP notes due 1997 - 1999           16,000      16,000
Other                                           170         174
Commercial paper refinanced through
  revolving-credit amendment and secured     84,500
    Total long-term debt outstanding        560,670     441,174
 Less current portion                         4,705      19,004
 Less unamortized debt discount                 456         475
                                           $555,509    $421,695

Maturities of long-term debt for the five years following
December 31, 1996, are as follows:

                                        (In Thousands)

    1997                                     $4,705
    1998                                     35,305
    1999                                      6,006
    2000                                          8
    2001                                      2,508

Cash paid for interest was $41,338,000 in 1996, $42,487,000 in
1995 and $38,110,000 in 1994.


Note 3 - Redeemable Cumulative Preferred Stock

Mountain Fuel has authorized 4,000,000 shares of nonvoting redeemable cumulative preferred stock with no par value, but a stated and redemption value of $100 per share.


                                         8% Series     $8.625
                                        (In Thousands)

Balance at January 1, 1994                   $5,125      $2,400
1994 redemption of stock                         (1)     (1,200)
1995 redemption of stock                       (167)     (1,200)
1996 redemption of stock                       (129)     -
Balance at December 31, 1996                 $4,828      -

Redemption requirements for the five years following December 31, 1996, are as follows:

                                        (In Thousands)

    1997                                       $148
    1998                                        180
    1999                                        180
    2000                                        180
    2001                                        180


Note 4 - Common Stock

Employee Investment Plan: The Employee Investment Plan (ESOP) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company makes matching contributions of common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 worth of common stock in the name of each eligible employee. In June 1989, the Company sold 1,992,884 shares of its common stock (LESOP shares) to the trustee of the ESOP to prefund its matching obligation for a 10-year period. This prefunding arrangement combined with the increase in stock price has enabled the Company to payout an additional annual contribution of 10% to 68% in excess of the 75% matching contribution since 1993.

The ESOP trustee financed the purchase of stock by borrowing $35 million from the Company. A note receivable from the ESOP was recorded as a reduction of common shareholders' equity. At the same time, the Company borrowed $35 million from a group of insurance companies. Interest expense on these notes to the insurance companies totaled $2,109,000 in 1996, and $2,892,000 in 1995 and 1994.

The ESOP is repaying the loan to Questar over 10 years using Company contributions and dividends on LESOP shares. As the LESOP loan is repaid, shares are released and allocated to employee accounts. Employees' accounts are credited with an equivalent number of shares for dividends paid on allocated LESOP shares and used by the ESOP to repay the Company. At December 31, 1996, 1,351,946 shares were allocated to employees with the remaining 640,938 shares unallocated. The Company's contribution to the ESOP is determined by the amount of debt service required after considering dividends paid on LESOP shares. Questar's expense and contribution to the ESOP, dividends paid by the Company to the ESOP, and income tax benefits for dividends paid on ESOP shares and dividends paid directly to the ESOP are summarized below:

                                                    Year Ended December 31,
                                            1996        1995        1994
                                                    (In Thousands)
Company's expense and contribution to
  the ESOP                                   $3,849      $3,249      $2,956
Dividends paid by the Company to
  the ESOP:
  Allocated shares                           $1,571      $1,298      $1,102
  Unallocated shares                            915       1,167       1,350
                                             $2,486      $2,465      $2,452
Income tax benefits for dividends paid
  on ESOP shares were recorded as:
   Reduction of income tax expense             $601        $496        $422
   Direct increase to retained earnings         350         446         516
                                               $951        $942        $938

Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows shareholders to reinvest dividends or invest additional funds in common stock. The Reinvestment Plan purchased common stock from the Company amounting to 130,937 shares in 1996, 144,414 shares in 1995 and 164,124 shares in 1994. At December 31, 1996,
1,620,390 shares were reserved for future issuance.

Stock Plans: The Company has a Long-term Stock Incentive Plan for officers and key employees and a Stock Option Plan for nonemployee directors (Stock Plans). The number of shares available for options or other stock awards under the Long-term Stock Incentive Plan is increased each year by 1% of the outstanding shares of common stock on the first day of the calendar year. No awards may be granted under the Stock Plans after May 2001. The option price equals the market price of the stock on the grant date. Stock options have a 10 year life and vest in four equal installments beginning six months after grant date.

No compensation expense was recorded for stock options issued in 1996, 1995 and 1994. If compensation expense had been recorded based on an estimate of the fair value of stock options granted, the Company's net income and earnings per share would have been lower. The pro forma amounts of net income and earnings per share shown below were calculated for options granted since January 1, 1995. The pro forma estimates rely upon subjective assumptions and the use of a mathematical model to estimate value, and are not likely to be representative of future results.

                                                1996        1995
                                        (In Thousands, Except
                                        Per Share Amounts)

As reported:
     Net income                             $98,145     $83,786
     Earnings per share                       $2.39       $2.05
Pro forma:
     Net income                             $95,874     $82,279
     Earnings per share                       $2.34       $2.02

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                             Weighted Average
                                                       Price     Exercise
                                           Shares      Range       Price
Balance at January 1, 1994                  899,536 $16.50-28.88     $23.32
Granted                                     409,100        31.50      31.50
Cancelled                                    (5,400) 16.50-31.50      29.09
Exercised                                   (70,918) 16.50-28.88      20.18
Balance at December 31, 1994              1,232,318  17.69-31.50      26.19
Granted                                     413,800        27.38      27.38
Cancelled                                   (15,871) 18.81-31.50      28.11
Exercised                                  (150,984) 17.69-31.50      20.10
Balance at December 31, 1995              1,479,263  17.69-31.50      27.12
Granted                                     429,100        33.63      33.63
Cancelled                                   (38,250) 27.38-33.63      30.56
Exercised                                  (350,708) 17.69-33.63      24.00
Balance at December 31, 1996              1,519,405 $19.63-33.63     $29.59

Exercisable at December 31, 1996            913,955                  $28.47
Available for future grant at
                    December 31, 1996       854,433

The stock options at year-end 1996 have a weighted average remaining life of 7.6 years. Approximately 85% of the outstanding options have exercise prices between $28.875 and $33.625. The fair value, at the grant date, of an option granted in 1996 was $7.50. The valuation was determined using the Black-Scholes model and the following assumptions: risk-free interest rate at date of grant of 5.73%, expected price volatility of 20.9%, expected dividend yield of 3.51% and an expected life of 8 years. The fair value of an option granted in 1995 was $7.09 using the Black-Scholes model and the following assumptions: risk-free interest rate of 7.7%, expected price volatility of 20.8%, expected dividend yield of 4.16% and an expected life of 10 years.

In addition to stock options, the Company issued restricted shares to officers and key employees as part of its payment of bonuses. Compensation expense is recorded when the bonus is earned. Restricted stock vests in two equal installments beginning at one and two years after grant. Stock is issued at the market price on date of issuance. Recipients of restricted stock awards are entitled to full voting rights and receipt of dividends.

                                            1996        1995        1994
Shares of restricted stock awarded           23,486       5,447      32,368
Market price at award date                   $38.25     $33.625     $27.375

Shareholder Rights: On February 13, 1996, Questar's Board of Directors declared a stock right dividend for each outstanding share of common stock. The stock rights were issued March 25, 1996. The rights become exercisable if a person, as defined, acquires 15% or more of the Company's common stock or announces an offer for 15% or more of the common stock. Each right initially represents the right to buy one share of the Company's common stock for $175. Once any person acquires 15% or more of the Company's common stock, the rights are automatically modified. Each right not owned by the 15% owner becomes exercisable for the number of shares of Questar's stock that have a market value equal to two times the exercise price of the right. This same result occurs if a 15% owner acquires the Company through a reverse merger when Questar and its stock survive. If the Company is involved in a merger or other business combination at any time after the rights become exercisable, rightsholders will be entitled to buy shares of common stock in the acquiring company having a market value equal to twice the exercise price of each right. The rights may be redeemed by the Company at a price of $.01 per right until 10 days after a person acquires 15% ownership of the common stock. The rights expire March 25, 2006.

Note 5 -  Financial Instruments and Risk Management Activities

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                         December 31, 1996       December 31, 1995
                                          Carrying   Estimated    Carrying  Estimated
                                           Amount    Fair Value    Amount   Fair Value
                                                    (In Thousands)
Financial assets
    Cash and short-term investments          $5,703      $5,703      $5,122    $5,122
Financial liabilities
    Short-term loans                         77,800      77,800      77,200    77,200
    Long-term debt                          560,214     593,477     440,699   476,133
    Redeemable cumulative preferred stoc      4,828       4,876       4,957     5,006

Gas and oil price hedging activities        197,100     186,100      73,385    69,770

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments and short-term loans - the carrying amount approximates fair value;
(2) Long-term debt - the carrying amount of variable-rate debt approximates fair value. The fair value of marketable debt is based on quoted market prices, and the fair value of other debt is based on the discounted present value of cash flows using the Company's current borrowing rates; (3) Redeemable cumulative preferred stock - the fair value is based on the call price at year end; (4) Gas and oil price hedging - the fair value of contracts is based on market prices as posted on the NYMEX at the end of the year.

Fair value is calculated at a point in time and does not represent what the Company would pay to retire the debt securities. In the case of gas-and-oil price-hedging activities, the fair value calculation does not consider the physical side of gas and oil transactions.

Price Risk Management: The Market Resources group periodically enters into swaps, futures contracts or option agreements to hedge its exposure to price fluctuations in connection with marketing of the Company's natural gas and oil production, and to secure a known margin for the purchase and resale of gas and oil in marketing activities. While it is a primary objective of the Market Resources group to protect product sales against changes in market prices, hedging transactions give rise to market risk, which results from changes in market prices. Losses are reported along with any gains as a factor in determining revenues when products are sold.

At December 31, the Market Resources group held hedge contracts covering prices for about 74.5 million dth of natural gas and 1 million bbls of oil in 1996, and 56 million dth of natural gas in 1995. The hedging contracts are primarily for gas and oil marketing activities, but also include Questar-owned production. The 1996 contracts, which primarily were swaps, have terms extending through June 1999. 97% of the 1996 contracts will expire by the end of 1997. Face value of these contracts at December 31, 1996 was $197.1 million, which exceeded market value by $11 million. Deferred losses on anticipated transactions are not material.

Interest Rate Risk Management: The Market Resources group entered into a three-year interest rate-swap agreement in 1995 covering $25 million notional principal of floating-rate debt. The Market Resources group recognizes interest expense and receives a payment based on LIBOR (5.56% at December 31, 1996) in
exchange for making a payment at a fixed rate of 5.55%.   The
LIBOR rate is reset every three months and the agreement terminates January 1999.

Credit Risk: The Company's primary market areas are the Rocky Mountain and Midcontinent regions of the United States. The Company's exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. The Company's customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves and customer deposits have adequately provided for usual and customary credit-related losses. The carrying amount of trade receivables approximates fair value.

Note 6 - Income Taxes

At December 31, 1996, the Company had net operating loss carryforwards of $4,314,000 which expire from 1999 through 2001. These net-operating-loss carryforwards were acquired by Questar when it purchased Universal Resources and can be used to offset Universal Resources' future taxable income. The tax benefit of these carryforwards at December 31, 1996, is $1,510,000. In addition to net-operating- loss carryforwards, the Company acquired percentage-depletion and investment-tax credit (ITC) carryforwards with a total tax benefit of $3,898,000, which was fully offset by a valuation allowance.

The components of income taxes were as follows:

                                               Year Ended December 31,
                                            1996        1995        1994
                                                    (In Thousands)
  Federal
    Current                                 $21,412     $15,419     $13,329
    Deferred                                 18,696      14,244      (6,103)
  State
    Current                                   4,442       1,599       1,704
    Deferred                                  1,273       1,878         131
  Deferred investment-tax credits              (461)       (401)       (417)
                                            $45,362     $32,739      $8,644

The difference between income tax expense reported and the tax computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is explained as follows:

                                                Year Ended December 31,
                                            1996        1995        1994
                                                    (In Thousands)
Income from continuing operations
     before income taxes                   $143,507    $116,525     $58,061

Federal income taxes at statutory rate      $50,227     $40,784     $20,321
State income taxes, net of federal
    income tax benefit                        4,160       2,918       1,239
Tight-sands gas production credits           (9,491)     (8,395)    (10,289)
Investment tax credits utilized                (461)       (401)       (417)
Capital loss carryforwards recognized                      (694)     (2,498)
Tax benefits from dividends paid to ESOP       (601)       (446)       (422)
Adjustment of deferred income tax rate                     (571)
Deferred taxes related to regulated
    assets for which deferred taxes were
    not provided in prior years                 857         772         772
Other                                           671      (1,228)        (62)
    Income tax expense                      $45,362     $32,739      $8,644

  Effective income tax rate                    31.6%       28.1%       14.9%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                             December 31,
                                            1996        1995
                                             (In Thousands)

Deferred tax liabilities
 Property, plant and equipment             $192,671    $191,894
 Purchased-gas adjustments                    9,200
 Unamortized debt reacquisition costs         4,696       5,018
 Pension costs                                1,616       1,845
 Income taxes recoverable from customers      4,342       4,855
 Other                                       15,009      14,587
    Total deferred tax liabilities          227,534     218,199
Deferred tax assets
 Alternative minimum tax and production
    credit carryforwards                     15,783      13,145
 Net-operating-loss carryforwards             1,510       5,346
 Unbilled revenues                            3,937       5,905
 Depletion and ITC carryforwards              3,898       4,328
 Purchased-gas adjustments                                3,489
 Deferred investment tax credits              2,581       2,746
 Other                                        6,479       6,939
    Total deferred tax assets                34,188      41,898
Less a valuation allowance                    3,898       4,328
    Net deferred tax assets                  30,290      37,570
       Net deferred tax liabilities        $197,244    $180,629

Cash paid for income taxes was $22,455,000 in 1996, $23,232,000 in 1995, and $29,974,000 in 1994.

Note 7 - Litigation, Environmental Matters and Commitments

The Company was named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City.
The site was the location of chemical operations conducted by Entrada's Wasatch Chemical Division, which ceased operation in 1978. Remediation began in 1994 under a plan approved by both the Environmental Protection Agency and the Utah Department of
Health. Clean-up of the site was completed in 1996. Future efforts will be focused on maintenance of a groundwater filtration system at the site. Settlements were reached with the other major potentially responsible parties and an accrual was established for the remedial work costs. Management believes that current accruals of $5,094,000, recorded in other liabilities, will be sufficient for estimated remaining clean-up and site-maintenance costs, which are expected to be incurred over the next several years. Total cost of the clean-up project through December 31, 1996 was $21,852,000. The Company has made claims and collected amounts from an insurance company throughout most of the clean-up process. At December 31, 1996 the receivable from an insurance company amounted to $4,683,000 for expected payments related to the Wasatch Chemical cleanup.
Additional amounts may be collected from the insurance company if future groundwater clean-up costs are higher than anticipated.

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

Each year, Mountain Fuel purchases significant quantities of natural gas under numerous gas- purchase contracts with varying terms and conditions. Purchases under these agreements totalled
$67,249,000 in 1996, $44,892,000 in 1995 and $73,682,000 in 1994.
Historically, gas-purchase contracts extended over many years.
However, now it is common practice to contract for anywhere from one day up to one year. As of April 1, 1997, all but two long-term contracts will have terminated. One of the remaining contracts has a ten-year duration to supply gas to seven small, isolated southern Utah towns. It obligates Mountain Fuel to purchase up to 5,000 dth of gas per day at prices related to a market index. The other contract requires Mountain Fuel to purchase 50 dth per day at prices currently below market.


Note 8 - Rate Matters

On January 8, 1997, the Utah Division of Public Utilities
(Division) filed a motion with the PSCU seeking an investigation into the reasonableness of Mountain Fuel's rates and requesting
an interim rate decrease of $3.5 million.   On January 29, 1997,
the Division withdrew its petition and the PSCU accepted that action after receiving an agreed upon Mountain Fuel filing to reduce rates and charges by $2.8 million.  On February 4, 1997,
Mountain Fuel filed an application with the PSCU to reduce block rates, eliminate the new-premises fee for multi-family dwellings, and reduce the capacity-release revenue retained by Mountain Fuel from 20% to 10%.  The annual revenue reduction resulting from these changes is expected to be about $2.85 million.  The PSCU approved the filing effective February 18, 1997.

In 1993, Mountain Fuel began accruing revenues for gas delivered to residential and commercial customers but not billed at the end of the year. The impact of these accruals on the income statement has been deferred and is being recognized at the rate of $2,011,000 per year over a five-year period beginning in 1994 in accordance with a rate order received from the PSCU. This same rate order also reduces customer rates by $2,011,000 per year over the same five-year period. In addition, Mountain Fuel recorded other income of $5,589,000 for a one-time reduction of gas costs associated with these unbilled revenues. This transaction resulted in additional net income of about $3.5 million in 1994.

Questar Pipeline filed for a rate increase with the FERC on July
31, 1995. The Company began collecting revenues under the new rate structure, subject to refund, February 1, 1996. The FERC approved a rate settlement July 1, 1996. The settlement included a stated return on equity of 11.75% and allowed the Company to collect a greater share of costs from firm transportation customers. As a result of the new rate structure, Questar
Pipeline is expected to add approximately $5.9 million.

Questar Pipeline transferred approximately $55 million of gas-gathering assets to Questar Gas Management, a wholly owned subsidiary. The transfer was approved by the FERC February 28, 1996 and was effective March 1, 1996. Questar Gas Management was subsequently transferred to the nonregulated Market Resources group of Questar on July 1, 1996. The transaction was in the form of a stock dividend payable to Questar with no gain or loss recorded.


Note 9 - Employee Benefits

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

                                                Year Ended December 31,
                                            1996        1995        1994
                                                    (In Thousands)
  Service cost                               $7,606      $5,940      $7,167
  Interest cost                              16,829      16,162      15,411
  Actual gain on plan assets                (29,026)    (47,543)        (13)
  Net amortization and deferral              10,514      31,535     (16,677)
    Pension cost                             $5,923      $6,094      $5,888

Assumptions used to calculate costs were as follows:

                                                      January 1,
                                            1996        1995        1994
    Discount rate                              7.00%       8.50%       7.00%
    Rate of increase in compensation           5.35%       6.35%       5.35%
    Long-term return on assets                 8.50%       8.50%       8.50%

The Company used a discount rate of 7.5% and a rate of increase in compensation of 5.35% to measure the actuarial present value of benefits at December 31, 1996. The status of the plan was as follows:

                                                     December 31,
                                            1996        1995        1994
                                                    (In Thousands)
  Actuarial present value of benefits
    Vested benefits                        $159,162    $158,335    $133,390
    Nonvested benefits                       25,696      25,248      21,336
    Accumulated benefit obligation          184,858     183,583     154,726
  Effect of projected future salary
    increases                                49,376      55,725      42,619
    Projected benefit obligation            234,234     239,308     197,345
  Fair value of plan assets                 252,071     225,963     200,349
  Plan assets in excess of (less than)
     projected benefit obligation            17,837     (13,345)      3,004
  Unrecognized net (gain) loss              (13,900)     15,060         337
  Unrecognized transition obligation            640         783         926
  Unrecognized prior service cost             3,684       4,089       3,437
    Prepaid pension cost                     $8,261      $6,587      $7,704

Postretirement Benefits Other Than Pensions: The Company pays a portion of health-care costs and life- insurance costs for employees who retired prior to January 1, 1993. The plan changed for employees hired after January 1, 1993, to link the health-care benefits to years of service and to limit Questar's monthly health care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, do not qualify for benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities, corporate and U.S. government debt obligations, and insurance company general accounts. The Company is amortizing the transition obligation over a 20-year period, which began in 1992. A table listing the primary components of the costs of postretirement benefits other than pensions is as follows:

                                             Year Ended December 31,
                                            1996        1995        1994
                                                  (In Thousands)
Service cost                                 $1,015        $956      $1,207
Interest cost                                 3,452       3,871       3,768
Actual gain on plan assets                   (2,103)     (2,600)       (334)
Amortization of transition obligation         1,833       1,971       2,016
Net amortization and deferral                   695       1,598        (378)
   Postretirement benefit cost               $4,892      $5,796      $6,279

Assumptions used to calculate cost were as follows:

                                                       January 1,
                                            1996        1995        1994
Discount rate                                   7.0%        8.5%        7.0%
Long-term return on assets                      8.5%        8.5%        8.5%
Health care inflation rate                     12.5%       13.0%       13.5%
                                                decreasing to
                                                5.0%        6.5%        5.5%
                                                    by .5% per year

A 1% increase in the health care inflation rate would increase the service cost by $83,000, the interest cost by $304,000 and the accumulated postretirement benefit obligation by $3,977,000.

The Company used a discount rate of 7.5% to measure the actuarial present value of benefits at December 31, 1996. The status of the postretirement benefit programs at was as follows:

                                                   December 31,
                                            1996        1995        1994
                                                  (In Thousands)
Accumulated postretirement benefit
  obligation
    Retired employees and beneficiaries     $28,911     $33,228     $29,758
    Active employees                         19,513      22,772      20,403
                                             48,424      56,000      50,161
Plan assets                                  20,477      16,748      11,305
    Accumulated postretirement benefit
    obligation in excess of plan assets      27,947      39,252      38,856
Unrecognized transition obligation          (31,542)    (33,514)    (35,370)
Unrecognized gains (losses)                  10,222        (432)        679
    Accrued postretirement benefit
                         liability           $6,627      $5,306      $4,165

Mountain Fuel and Questar Pipeline account for approximately 50% and 14% of the postretirement benefit costs, respectively. The impact of postretirement benefit costs on Questar's future net income will be mitigated by recovery of these costs from customers. Both the PSCU and the PSCW allowed Mountain Fuel to recover future costs if the amounts are funded in an external trust. The FERC allows rate-recovery of future postretirement benefits costs to the extent that pipeline companies contribute
the amounts to an external trust.   As part of its 1996 general
rate settlement, Questar Pipeline began making contributions to an external trust fund in 1996 for an amount of future postretirement costs and will recover costs at December 1995 over a three-year period.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Mountain Fuel to recover postemployment costs at December 31, 1994 in future rates. Beginning in 1996, the FERC allows Questar Pipeline to recover postemployment costs measured at December 1995 in future rates over a three year period. A summary of postemployment costs is as follows:

                                                  December 31,
                                            1996        1995        1994
Postemployment benefits                 $2,412,000  $1,994,000  $1,872,000

Assumptions used to calculate costs were as follows:
   Discount rate                                7.5%        7.0%        8.5%
   Health-care inflation rate                  12.5%       12.5%       13.0%
                                            decreasing to
                                                5.5%        5.0%        6.5%
                                                    by .5% per year


Note 10 - Discontinued Operations

In October 1993, Questar reached an agreement with Nextel Communications (NASD:CALL) to sell Questar's entire interest in Questar Telecom for 3,875,950 unregistered shares of Nextel common stock. The sale was completed August 4, 1994, resulting in a pretax gain of $61,743,000 ($38,126,000 after income taxes) based on the closing price of Nextel's common stock. Since Questar Telecom represented all of Questar's specialized-mobile-radio operations, these operations were disclosed as discontinued on Questar's financial statements. Net losses from Questar Telecom subsequent to the sales agreement were deferred until the sale was recorded. The Company received registered shares of Nextel in July 1995.

The Company's net investment in Questar Telecom at the closing date of the sale was $37,578,000, consisting of net assets at September 30, 1993, of $29,498,000 plus additional expenditures and closing costs of $8,080,000 as specified in the sales agreement.


Note 11 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Mountain Fuel's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Mountain Fuel's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The rate of return is adjusted annually and is currently 14.04%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The rate of return is adjusted annually and is currently 19.04%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Mountain Fuel, with Wexpro retaining 46%.

c. Amounts received by Mountain Fuel from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Mountain Fuel. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The return allowed Wexpro currently is 22.04%.

e.  Wexpro operates natural-gas properties owned by Mountain
Fuel. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This rate of return is currently 14.04%.


Note 12 - Oil-and-Gas Producing Activities (Unaudited)

The following information discusses the Company's oil-and-gas producing activities. The Company began operations in Canada in the second half of 1996 through an acquisition. Prior to 1996, all of the Company's oil-and-gas properties were located in the United States. Separate disclosures are presented for cost-of-service and noncost-of-service activities.

Cost-of-service properties are those for which the operations and return on investment are governed by state regulatory agencies or the Wexpro settlement agreement (see Note 11). Production from gas properties owned or operated by Wexpro is delivered to Mountain Fuel at cost of service. Production from noncost-of-service properties is sold at market prices. These properties include all Celsius Energy and Universal Resources properties and Wexpro oil properties. Production from Wexpro oil properties is sold at market prices and the income is shared with Mountain Fuel after operating costs are recovered and a specified return on investment is earned.

Information on the results of operations and standardized measure of future net cash flows has not been included for cost-of-service activities because operating results and the value of the related properties are dependent upon returns established by state regulatory agencies based on historical costs or the terms of the Wexpro settlement agreement.

NONCOST-OF-SERVICE ACTIVITIES

Capitalized Costs: The aggregate amounts of costs capitalized for noncost-of-service oil-and-gas producing activities and the related amounts of accumulated depreciation and amortization follow:

                                                         December 31,
                                            1996                               1995        1994
                                        United States   Canada      Total
                                                         (In Thousands)
  Proved properties                        $760,329     $43,721    $804,050  $631,580      $621,732
  Unproved properties                        16,448       8,351      24,799    18,307        19,756
                                            776,777      52,072     828,849   649,887       641,488
  Accumulated depreciation and amortizat    428,708       1,494     430,202   388,957       364,360
                                           $348,069     $50,578    $398,647  $260,930      $277,128

Full-Cost Amortization: Unproved properties held by Celsius Energy and Universal Resources are excluded from amortization until evaluation. A summary of costs excluded from amortization at December 31, 1996, and the year in which these costs were
incurred are listed below.   Costs excluded from amortization and
incurred in 1996 include $8,351,000 associated with Canadian properties.

                                                  Year Costs Incurred
                                                                                         1993 and
                                           Total        1996        1995       1994       Prior
                                                       (In Thousands)
  Leaseholds                                $16,888      $8,800      $1,230    $3,726        $3,132
  Exploration                                 7,911       1,767       1,133     1,176         3,835
                                            $24,799     $10,567      $2,363    $4,902        $6,967

Costs Incurred: The following costs were incurred in noncost-of-service oil-and gas-producing activities:

                                                 Year Ended December 31,
                                            1996                               1995        1994
                                        United States   Canada      Total
                                                      (In Thousands)
  Property acquisition
    Unproved                                 $1,159      $8,114      $9,273    $1,162        $5,623
    Proved                                  111,994      42,380    $154,374       731        99,892
  Exploration                                 3,639         800      $4,439     3,978         5,877
  Development                                13,367         778     $14,145    14,701        16,488
                                           $130,159     $52,072    $182,231   $20,572      $127,880

Results of Operations: Following are the results of operations of noncost-of-service oil- and gas-producing activities before corporate overhead and interest expenses:

                                                  Year Ended December 31,
                                            1996                               1995        1994
                                        United States   Canada      Total
                                                      (In Thousands)
  Revenues
    From unaffiliated customers             $77,235      $3,233     $80,468   $85,185      $104,498
    From affiliates                          30,814                  30,814        14            15
      Total revenues                        108,049       3,233     111,282    85,199       104,513

  Production expenses                        33,824         750      34,574    27,076        27,085
  Oil-income sharing under Wexpro
      settlement agreement                    2,768                   2,768     3,400         3,391
  Depreciation and amortization              40,655       1,526      42,181    35,085        38,046
      Total expenses                         77,247       2,276      79,523    65,561        68,522
                                             30,802         957      31,759    19,638        35,991
  Income tax expense - Note 1                 5,349         186       5,535     3,249         7,433
  Results of operations before corporate
      overhead and interest expenses        $25,453        $771     $26,224   $16,389       $28,558

Note 1 - Income tax expense has been reduced by tight-sands gas production credits of $6,245,000 in 1996, $4,019,000 in 1995, and
$5,619,000 in 1994.

Estimated Quantities of Proved Oil and Gas Reserves for Noncost-of-Service Properties: The majority of the reserve estimates located in the United States were made by Ryder Scott Company, H. J. Gruy and Company and Netherland, Sewell & Associates, independent reservoir engineers, and the remainder by the Company's reservoir engineers. Estimated Canadian reserves were prepared by Grant Trimble Engineering Ltd and Gilbert Lausten Young Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported are located in the United States prior to 1996. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                                    Natural Gas                Oil
                                        United States   Canada      Total    United States    Canada       Total
                                        (In Million Cubic Feet)             (In Thousands of Barrels )
  Proved Reserves
    Balance at January 1, 1994              191,328                 191,328    10,509                    10,509
      Revisions of estimates                (10,119)                (10,119)      792                       792
      Extensions and discoveries             20,581                  20,581       972                       972
      Purchase of reserves in place         104,580                 104,580     3,927                     3,927
      Sale of reserves in place                (883)                   (883)     (224)                     (224)
      Production                            (37,659)                (37,659)   (2,442)                   (2,442)
    Balance at December 31, 1994            267,828                 267,828    13,534                    13,534
      Revisions of estimates                  6,156                   6,156       909                       909
      Extensions and discoveries             15,912                  15,912       436                       436
      Purchase of reserves in place           2,679                   2,679        24                        24
      Sale of reserves in place              (1,225)                 (1,225)      (23)                      (23)
      Production                            (32,663)                (32,663)   (2,436)                   (2,436)
    Balance at December 31, 1995            258,687                 258,687    12,444                    12,444
      Revisions of estimates                 19,219       3,354      22,573     1,286          (774)        512
      Extensions and discoveries              8,331       2,534      10,865       540            84         624
      Purchase of reserves in place         116,855      19,600     136,455     6,816         2,920       9,736
      Sale of reserves in place              (4,014)                 (4,014)      (30)                      (30)
      Production                            (39,506)     (1,013)    (40,519)   (2,399)         (103)     (2,502)
    Balance at December 31, 1996            359,572      24,475     384,047    18,657         2,127      20,784

  Proved Developed Reserves
    Balance at January 1, 1994              183,494                 183,494     9,743                     9,743
    Balance at December 31, 1994            252,677                 252,677    12,707                    12,707
    Balance at December 31, 1995            245,357                 245,357    11,756                    11,756
    Balance at December 31, 1996            299,219      14,683     313,902    16,686         1,880      18,566

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves for Noncost-of-Service Activities: Future net cash flows were calculated using at December 31 using year-end prices and known contract-price changes. Year-end production, development costs and income tax rates were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

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

                                               Year Ended December 31,
                                                        1996                   1995        1994
                                        United States   Canada      Total
                                                       (In Thousands)
Future cash inflows                      $1,259,525    $123,186  $1,382,711  $614,469      $649,644
Future production and development costs    (443,074)    (37,445)   (480,519) (206,712)     (222,894)
Future income tax expenses                 (187,263)    (15,857)   (203,120)  (59,093)      (54,203)
Future net cash flows                       629,188      69,884     699,072   348,664       372,547
10% annual discount for estimated
    timing of net cash flows               (259,602)    (23,188)   (282,790) (126,582)     (135,297)
Standardized measure of discounted
    future net cash flows                  $369,586     $46,696    $416,282  $222,082      $237,250

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                             Year Ended December 31,
                                            1996        1995        1994
                                                   (In Thousands)
  Beginning balance                        $222,082    $237,250    $180,472
    Sales of oil and gas produced, net
      of production costs                   (76,708)    (58,123)    (77,428)
    Net changes in prices and production    168,288       1,468     (15,667)
    Extensions and discoveries, less rel     16,400      14,381      20,524
    Revisions of quantity estimates          25,298       9,012      (4,173)
    Purchase of reserves in place           154,374         731      99,892
    Sale of reserves in place                (3,045)     (1,062)    (10,873)
    Accretion of discount                    22,208      23,725      18,047
    Net change in income taxes              (79,386)        368      12,220
    Change in production rate               (19,738)       (298)      1,046
    Other                                   (13,491)     (5,370)     13,190
    Net change                              194,200     (15,168)     56,778
  Ending balance                           $416,282    $222,082    $237,250

COST-OF-SERVICE ACTIVITIES

Capitalized Costs: Capitalized costs for cost-of-service oil- and gas-producing activities net of the related accumulated depreciation and amortization were as follows:

                                                    December 31,
                                            1996        1995        1994
                                                    (In Thousands)
  Mountain Fuel                             $34,334     $37,485     $40,991
  Wexpro                                     81,229      89,431      98,134
                                           $115,563    $126,916    $139,125

Costs Incurred: Costs incurred by Wexpro for cost-of-service gas-producing activities were $3,931,000 in 1996, $4,827,000 in 1995, and $15,636,000 in 1994.

Estimated Quantities of Proved Oil and Gas Reserves for
Cost-of-Service Properties: The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved undeveloped reserves that may exist.


                                        Natural Gas     Oil
                                        (In Million (In Thousands
                                        Cubic Feet) of Barrels)

  Proved Developed Reserves
    Balance at January 1, 1994              428,238         772
      Revisions of estimates                   (576)        (13)
      Extensions and discoveries             26,085          13
      Production                            (37,435)        (65)
    Balance at December 31, 1994            416,312         707
      Revisions of estimates                   (831)         10
      Extensions and discoveries             10,591           2
      Production                            (36,632)        (57)
    Balance at December 31, 1995            389,440         662
      Revisions of estimates                  4,365         (44)
      Extensions and discoveries              2,812           2
      Production                            (36,740)        (56)
    Balance at December 31, 1996            359,877         564

Note 13 - Quarterly Financial and Stock Price Data (Unaudited)
Following is a summary of financial and stock price data:

                                           First       Second      Third      Fourth      Total
                                          Quarter     Quarter     Quarter    Quarter       Year
                                                     (In Thousands, Except Per Share Amounts)
                  1996
Revenues  (1)                              $225,723    $148,968    $156,469  $286,821      $817,981
Operating income                             61,061      25,169      23,268    62,125       171,623
Net income                                   34,596      16,068      12,787    34,694        98,145
Earnings per common share                      0.85        0.39        0.31      0.84          2.39
Dividends per common share                    0.295       0.295       0.295     0.305          1.19
Market price per common share                              0.00        0.00
  High                                        34 1/2      35 1/4      37 3/8    41 3/8        41 3/8
  Low                                         30 7/8      31 1/2      31 3/8    34 1/4        30 7/8
  Close                                      $33         $34         $35 3/8   $36 3/4       $36 3/4
Price-earnings ratio on closing price          14.8        15.0        15.4      15.4           15.4
Annualized dividend yield on
  closing price                                 3.6%        3.5%        3.3%      3.3%          3.3%
Market-to-book ratio on closing price          1.80        1.85        1.91      1.95           1.95
Average number of common shares traded
  per day                                        71          52          78        70            68

                  1995
Revenues                                   $215,932    $138,569    $111,922  $182,864      $649,287
Operating income                             50,352      24,964      16,133    50,577       142,026
Net income                                   27,073      14,562      11,940    30,211        83,786
Earnings per common share                      0.67        0.35        0.29      0.74          2.05
Dividends per common share                    0.285       0.285       0.295     0.295          1.16
Market price per common share                              0.00        0.00
  High                                        30 1/8      31          33        33 3/4        33 3/4
  Low                                         26 1/8      28          27 1/2    28 5/8        26 1/8
  Close                                      $30         $28 3/4     $32       $33 1/2       $33 1/2
Price-earnings ratio on closing price          14.6        13.9        13.9      16.3           16.3
Annualized dividend yield on
  closing price                                 3.8%        4.0%        3.7%      3.5%          3.5%
Market-to-book ratio on closing price          1.78        1.70        1.87      1.91           1.91
Average number of common shares traded
  per day                                        85          65          75        77            75

                  1994
Revenues                                   $223,309    $135,397    $110,431  $201,181      $670,318
Operating income                             55,475      26,232      17,695    55,256       154,658
Write-down of investment in Nextel
   Communications                                                             (61,743)      (61,743)
Income (loss) from continuing operations    $31,093     $13,928      $9,033   $(4,637)      $49,417
Gain from sale of Questar Telecom to
  Nextel Communications                                              38,126                  38,126
     Net income (loss)                      $31,093     $13,928     $47,159   $(4,637)      $87,543
Earnings per common share
  Income (loss) from continuing
    operations                                $0.77       $0.34       $0.22    $(0.12)        $1.21
  Gain from sale of Questar Telecom                                    0.95                    0.95
    Net income (loss)                         $0.77       $0.34       $1.17    $(0.12)        $2.16
Dividends per common share                   $0.275      $0.285      $0.285    $0.285         $1.13
Market price per common share
  High                                        35 1/4      34 3/8      33 1/2    29 3/8        35 1/4
  Low                                         29 7/8      29 3/8      28        26 5/8        26 5/8
  Close                                      $30 1/4     $32 3/8     $28 3/8   $27 1/2       $27 1/2
Price-earnings ratio on closing price          15.4        17.1         9.7      12.7          12.7
Annualized dividend yield on
  closing price                                 3.6%        3.5%        4.0%      4.1%          4.1%
Market-to-book ratio on closing price          1.95        2.08        1.75      1.70          1.70
Average number of common shares traded
  per day                                        91          57          78        61            72

(1) The Company began marketing oil and electricity in 1996 and initially reported revenues net of expenses due to insignificance. However, for purposes of the 1996 annual report, revenues and expenses were disclosed separately. Revenues for the second and third quarter of 1996 were increased by $4,813,000 and $10,840,000, respectively.


Note 14 - Operations by Line of Business
Following is a summary of operations by line of business:
(In Thousands)

                                                    Regulated Services
                                           Market   Natural Gas Natural Gas   Other    Intercompany   Questar
                                         Resources  DistributionTransmissionOperations Transactions Consolidated
                  1996
Revenues
  From unaffiliated customers              $408,205    $368,905     $38,837    $2,034                  $817,981
  From affiliates                            75,878       3,023      65,341    29,723     $(173,965)
                                            484,083     371,928     104,178    31,757      (173,965)    817,981
Operating expenses
  Natural gas and other product
    purchases                               272,610     182,400                            (140,739)    314,271
  Operating and maintenance                  66,741      97,110      39,959    23,037       (30,458)    196,389
  Depreciation and amortization              58,590      28,309      14,206     4,104                   105,209
  Other expenses                             21,802       8,071       2,519       865        (2,768)     30,489
    Total operating expenses                419,743     315,890      56,684    28,006      (173,965)    646,358
    Operating income                         64,340      56,038      47,494     3,751                   171,623
Interest and other income                        89       3,033       1,980    15,503        (7,638)     12,967
Debt expense                                 (8,704)    (16,637)    (13,416)   (9,964)        7,638     (41,083)
Income tax expense                          (13,963)    (13,446)    (13,415)   (4,538)                  (45,362)
    Net income                              $41,762     $28,988     $22,643    $4,752                   $98,145
Identifiable assets                        $668,221    $554,476    $396,019  $197,509                $1,816,225
Capital expenditures                        191,792      51,657      23,808    24,578                   291,835

                  1995
Revenues
  From unaffiliated customers              $251,800    $358,758     $36,780    $1,949                  $649,287
  From affiliates                            80,069       4,011      57,992    29,570     $(171,642)
                                            331,869     362,769      94,772    31,519      (171,642)    649,287
Operating expenses
  Natural gas purchases                     146,676     190,606                            (137,863)    199,419
  Operating and maintenance                  58,295      93,384      34,003    24,422       (30,379)    179,725
  Depreciation and amortization              53,747      25,469      12,911     4,165                    96,292
  Other expenses                             21,377       9,588       3,370       890        (3,400)     31,825
    Total operating expenses                280,095     319,047      50,284    29,477      (171,642)    507,261
    Operating income                         51,774      43,722      44,488     2,042                   142,026
Interest and other income                     5,921       4,232       1,744    11,548        (6,131)     17,314
Debt expense                                 (8,290)    (16,580)    (13,472)  (10,604)        6,131     (42,815)
Income tax (expense) credit                 (14,110)     (7,706)    (11,492)      569                   (32,739)
    Net income                              $35,295     $23,668     $21,268    $3,555                   $83,786
Identifiable assets                        $470,466    $542,503    $399,129  $172,455                $1,584,553
Capital expenditures                         31,282      51,413      23,146    12,347                   118,188

                  1994
Revenues
  From unaffiliated customers              $264,048    $374,240     $30,928    $1,102                  $670,318
  From affiliates                            92,116       4,020      60,181    28,099     $(184,416)
                                            356,164     378,260      91,109    29,201      (184,416)    670,318
Operating expenses
  Natural gas purchases                     154,532     210,507                            (152,511)    212,528
  Operating and maintenance                  55,675      94,094      31,949    20,876       (28,514)    174,080
  Depreciation and amortization              51,942      24,749      12,053     4,293                    93,037
  Other expenses                             25,329       9,589       3,621       867        (3,391)     36,015
    Total operating expenses                287,478     338,939      47,623    26,036      (184,416)    515,660
    Operating income                         68,686      39,321      43,486     3,165                   154,658
Interest and other income                       462       7,820       1,172       937        (5,434)      4,957
Write-down of investment in Nextel                                            (61,743)                  (61,743)
Debt expense                                 (7,883)    (15,886)    (13,107)   (8,369)        5,434     (39,811)
Income tax (expense) credit                 (16,434)     (7,903)    (10,337)   26,030                    (8,644)
Income (loss) from continuing operations    $44,831     $23,352     $21,214  $(39,980)                  $49,417
Identifiable assets                        $492,388    $536,157    $401,942  $155,088                $1,585,575
Capital expenditures                        161,213      53,816      48,835    13,018                   276,882

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

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


  /s/ R. D. Cash                 Chairman, President and Chief
 R. D. Cash                      Executive Officer (Principal
                                 Executive Officer)


  /s/ S. E. Parks                Vice President, Treasurer and Chief
 S. E. Parks                     Financial Officer (Principal Financial
                                 and Accounting Officer)


*R. D. Cash                      Director
*Patrick J. Early                Director
*U. Edwin Garrison               Director
*James A. Harmon                 Director
*W. W. Hawkins                   Director
*W. N. Jones                     Director
*Robert E. Kadlec                Director
*Dixie L. Leavitt                Director
*Gary G. Michael                 Director
*G. L. Nordloh                   Director
*D. N. Rose                      Director
*Harris H. Simmons               Director

March 25, 1997                   *By  /s/ R. D. Cash
  Date                                R. D. Cash, Attorney in Fact

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

  10.2.*1 Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.2. to Form 10-K Annual Report for 1995.)

  10.3.*1 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.3. to Form 10-K Annual Report for 1995.)

  10.4.*1 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective May 21, 1996. (Exhibit No.
            10.5. to Form 10-Q Report for Quarter ended June 30, 1996.)

  10.5.*1 Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 13, 1996.
            (Exhibit No. 10.6. to Form 10-K Annual Report for 1995.)

  10.6.*1   Questar Corporation Deferred Compensation Plan for
            Directors, as amended and restated effective February 13, 1996. (Exhibit No. 10.7. to Form 10-K Annual Report for 1995.)

  10.7.*1 Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective February 13, 1996.
            (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

  10.8.*1 Questar Corporation Equalization Benefit Plan, as amended and restated effective February 13, 1996. (Exhibit No.
            10.9. to Form 10-K Annual Report for 1995.)

  10.9.*1 Questar Corporation Stock Option Plan for Directors, as amended and restated effective May 21, 1996. (Exhibit No.
            10.10. to Form 10-Q Report for Quarter ended June 30, 1996.)

  10.10.*1 Form of Individual Indemnification Agreement dated February 9, 1993 between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

  10.11.*1 Questar Corporation Deferred Share Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.12. to Form 10-K Annual Report for 1995.)

  10.12.*1 Questar Corporation Deferred Compensation Plan, as amended and restated effective February 13, 1996. (Exhibit No.
            10.13. to Form 10-K Annual Report for 1995.)

  10.13.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar
            Corporation; Advance MobilComm, Inc.; Robert C. Mearns and Francis G. Fuson. (Exhibit No. 10.14. to Form 10-Q Report for Quarter ended June 30, 1994.)

  10.14.*1 Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

  11.       Statement concerning computation of earnings per share.

  22.       Subsidiary Information.

  23.       Consent of Independent Auditors.

  24.       Power of Attorney.

  27.       Financial Data Schedule.

  99.1. Form 11-K Annual Report for the Questar Corporation Employee Investment Plan.

  99.2. Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800,
            33-40801, 33-48169, 333-04913, and 333-04951).
________________________

      */Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
      1/Exhibit so marked is management contract or compensation plan or arrangement.
      (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1996.