Form 10-Q
period 1997-03-31
QUESTAR CORP
filed 1997-05-15
CIK 751652

Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31,1997

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIODFROM
      _____ TO _____

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

                Class               Outstanding as of March 31, 1997
Common Stock, without par value               41,095,078 shares

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended          12 Months Ended
                                           March 31,               March 31,
                                              1997        1996        1997        1996
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                     $358,378    $225,723    $950,636    $659,078

OPERATING EXPENSES
  Natural gas and other
     product purchases                        189,432      80,468     423,235     194,299
  Operating and maintenance                    54,078      49,178     201,289     182,559
  Depreciation and amortization                29,844      25,721     109,332      97,564
  Other taxes                                  13,102       9,295      34,296      31,921

    TOTAL OPERATING EXPENSES                  286,456     164,662     768,152     506,343

    OPERATING INCOME                           71,922      61,061     182,484     152,735

INTEREST AND OTHER INCOME                       1,848       4,036      10,779      19,635

DEBT EXPENSE                                  (10,887)    (11,125)    (40,845)    (42,683)

INCOME BEFORE INCOME TAXES                     62,883      53,972     152,418     129,687

INCOME TAXES                                   21,909      19,376      47,895      38,378

           NET INCOME                         $40,974     $34,596    $104,523     $91,309


Earnings per common share                       $1.00       $0.85       $2.54       $2.23

Dividends per common share                     $0.305      $0.295       $1.20       $1.17

Average common shares outstanding              41,053      40,721      40,951      40,645

See note to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                             March 31,              December 31,
                                                1997        1996        1996
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                        $5,703
  Accounts receivable                          $173,742    $144,049     178,456
  Inventories                                    12,854      11,867      22,343
  Purchased-gas adjustments                      29,331                  24,210
  Other current assets                           13,231      10,296      13,555
    Total current assets                        229,158     166,212     244,267

Property, plant and equipment                 2,591,024   2,341,157   2,574,980
Less allowances for depreciation and
  amortization                                1,128,681   1,045,206   1,097,644
    Net property, plant and equipment         1,462,343   1,295,951   1,477,336

Securities available for resale,
     approximates fair value                     39,536      63,910      38,612
Other assets                                     52,365      49,927      56,010

                                             $1,783,402  $1,576,000  $1,816,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $3,773      $5,267
  Short-term loans                               36,500      27,200     $77,800
  Accounts payable and accrued expenses         151,312     114,230     161,811
  Purchased-gas adjustments                                  21,792
  Current portion of long-term debt               5,442      19,004       4,705
    Total current liabilities                   197,027     187,493     244,316

Long-term debt, less current portion            538,706     411,700     555,509
Other liabilities                                35,987      38,410      35,433
Deferred income taxes and investment
  tax credits                                   203,368     187,445     204,054
Redeemable cumulative preferred stock             4,808       4,957       4,828
Common shareholders' equity
  Common stock                                  294,929     285,292     292,613
  Retained earnings                             516,228     460,865     487,799
  Note receivable from ESOP                     (15,556)    (20,550)    (15,556)
  Unrealized gain on securities available
       for resale, net of income taxes            7,980      20,388       7,410
  Foreign currency translation adjustment           (75)                   (181)
    Total common shareholders' equity           803,506     745,995     772,085

                                             $1,783,402  $1,576,000  $1,816,225

See note to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        3 Months Ended
                                                         March 31,
                                                            1997        1996
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $40,974     $34,596
  Depreciation and amortization                              31,061      26,948
  Deferred income taxes and
    investment tax credits                                   (1,040)     (5,742)
  Gain from the sales of securities                                      (1,765)
                                                             70,995      54,037
  Changes in operating assets and liabilities                 3,248      13,853

      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                              74,243      67,890

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment               (21,146)    (12,983)
    Other investments                                           (36)       (158)
      Total capital expenditures                            (21,182)    (13,141)
  Proceeds from disposition of property,
    plant and equipment                                       5,078         246
  Proceeds from the sales of securities                                   4,422

      NET CASH USED IN INVESTING
        ACTIVITIES                                          (16,104)     (8,473)

FINANCING ACTIVITIES
  Issuance of common stock                                    2,776       2,255
  Common stock repurchased                                     (460)       (739)
  Redemption of preferred stock                                 (20)
  Issuance of long-term debt                                 68,430
  Repayment of long-term debt                               (84,496)     (9,995)
  Decrease in short-term loans                              (41,300)    (50,000)
  Checks outstanding in excess of cash balances               3,773       5,267
  Payment of dividends                                      (12,620)    (12,114)
  Other                                                          75         787

      NET CASH USED IN FINANCING
       ACTIVITIES                                           (63,842)    (64,539)

      DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                               ($5,703)    ($5,122)

See note to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
March 31, 1997
(Unaudited)
Results of Operations

Market Resources Operations

Celsius Energy, Universal Resources, Wexpro, Questar Gas Management, Questar Energy Trading, and Questar Energy Services (Market Resources group) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of financial results and operating information.

                                3 Months Ended          12 Months Ended
                                 March 31,               March 31,
                                    1997        1996        1997        1996
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers    $174,538     $72,709    $510,034    $258,046
    From affiliates                  27,774      21,669      81,983      81,165
      Total revenues               $202,312     $94,378    $592,017    $339,211
  Operating income                  $17,492     $14,747     $67,085     $52,750
  Net income                         11,646       9,256      44,152      35,788

OPERATING STATISTICS
  Production volumes
    Natural gas (in million
      cubic feet)                    11,774       9,145      43,148      32,884
    Oil and natural gas liquids
      (in thousands of barrels)         766         572       2,696       2,388
  Production revenue
    Natural gas (per thousand
      cubic feet)                     $1.99       $1.58       $1.64       $1.36
    Oil and natural gas liquids
      (per barrel)                   $20.45      $16.45      $19.77      $16.19
  Marketing volumes
    Gas marketing volumes (in
      thousands of decatherms)       39,196      29,675     150,935     115,151
    Oil (in thousands of barrels        472         348       1,595       1,123
    Electricity (in thousands of
       megawatt hours)                  342                     546
  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers       14,319      10,834      52,010      40,241
    For Mountain Fuel                 9,286       9,818      29,667      32,119
    For other affiliated
      customers                       4,173       1,916      11,051       6,585
      Total gathering                27,778      22,568      92,728      78,945
   Gathering revenue (per
     decatherm)                       $0.22       $0.24       $0.23       $0.27

Revenues from Market Resource activities were higher in the 1997 periods presented when compared with the 1996 periods primarily as a result of increased gas and oil prices and production, and energy marketing volumes.

Gas production increased 29% in the first quarter of 1997 when compared with the first quarter of 1996, while prices rose 26% to an
average of $1.99 per Mcf.   Oil production was 34% higher and the
average sales price was 24% higher in 1997. The higher production reflected two reserve acquisitions completed in the third quarter of 1996 in Texas, Oklahoma and Louisiana, and in the Alberta, Canada region.

Energy prices remained strong throughout most of the 1996-1997 heating season. Rocky Mountain prices improved in the latter half of the fourth quarter of 1996 and continued through the first quarter of 1997 in response to increased demand. Market Resources hedged the prices of approximately 47% of its equity production at an average price of $1.72 per Mcf in the second quarter of 1997. The portion of production hedged raises to 49% in the third quarter and then drops to 20% in the fourth quarter. Approximately 62% of equity oil production, excluding Wexpro, is hedged at an average price of $18.03 per bbl. The amount of oil that is hedged remains roughly level in the third quarter and declines to 18% in the fourth quarter. Hedge prices assume realization of floor prices on the collars, net revenue interest at the wellhead and existing production.

Energy marketing activities increased significantly in the first quarter of 1997 when compared with the same period in 1996. Marketing of electricity has increased after its start-up in 1996. The Company is planning to form alliances with western and eastern electric utilities in an effort to further expand electricity marketing expertise and gain exposure to new markets. Gas marketing volumes were also higher in the 3- and 12-months periods of 1997. However, energy marketing activities reported an $800,000, after tax loss, in the first quarter of 1997 compared with income of $1,500,000 a year earlier. The loss was primarily the result of paying higher selling prices for affiliate production.

Regulated Services Operations

Mountain Fuel and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                3 Months Ended          12 Months Ended
                                 March 31,               March 31,
                                    1997        1996        1997        1996
                                (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers    $174,222    $144,567    $398,560    $363,502
    From affiliates                   1,091         336       3,778       3,355
      Total revenues                175,313     144,903     402,338     366,857
  Natural gas purchases              97,211      75,465     204,146     184,726
      Revenues less natural
        gas purchases               $78,102     $69,438    $198,192    $182,131
  Operating income                  $40,022     $33,797     $62,263     $53,042
  Net income                         22,309      18,851      32,446      29,458

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial
      sales                          36,405      34,417      82,832      78,789
    Industrial sales                  2,902       2,494       8,992       8,519
    Transportation for industrial
      customers                      12,952      13,729      48,722      55,689
      Total deliveries               52,259      50,640     140,546     142,997

  Natural gas revenue (per decatherm)
    Residential and commercial        $4.47       $3.93       $4.30       $4.11
    Industrial sales                   2.37        2.14        2.21        2.30
    Transportation for industrial
      customers                        0.14        0.11        0.13        0.11
  Heating degree days
    Actual                            2,455       2,596       5,166       5,426
    Normal                            2,743       2,743       5,801       5,801
       Warmer than normal                10%          5%         11%          6%
  Number of customers at end of
    period                          623,184     597,234

Revenues, less natural gas purchases, were $8,664,000 higher in the first quarter of 1997 and $16,061,000 higher in the 12-month period ended March 31, 1997 when compared with the respective periods in 1996. The higher net revenues resulted from an increase in customers served, higher usage per customer, and the effect of a weather-normalization adjustment mechanism.

The number of customers served reached 623,184 at March 31, 1997.
This represents a 4.3% increase from a year earlier. Temperature adjusted usage per customer was 4% higher in the 12-month period ended March 31, 1997 when compared with the same period a year ago.

Temperatures, as measured in degree days, were warmer than normal in the 1997 periods and warmer than the 1996 periods. However, Mountain Fuel's rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Virtually all of Mountain Fuel's residential and commercial volumes were covered under the weather-normalization adjustment in the first quarter of 1997 compared with about half of these volumes in the 1996 first quarter.

Mountain Fuel agreed to a negotiated annual rate reduction of $2.8 million of revenues in Utah that went into effect February 18, 1997. The rate reduction decreased block rates, eliminated the new-premises fee for multifamily dwellings and reduced the capacity-release revenues retained by Mountain Fuel from 20% to 10%.

In other rate matters, Mountain Fuel currently intends to file a gas-merchant unbundling proposal in Wyoming during 1997. Under this proposal, transportation would be extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service would be allowed to secure gas supplies directly from producers and marketers and pay the Mountain Fuel a fee for transportation service. Mountain Fuel expects that the opportunity to provide unbundled service in Wyoming in its anticipated form will not have a material effect on earnings. Mountain Fuel will maintain its current structure in Utah until competition or opportunities require change. At March 31, 1997, Mountain Fuel served 21,348 customers in the state of Wyoming representing 3% of the total number of customers served by Mountain Fuel.

Volumes delivered to industrial customers decreased 2% in the first quarter of 1997 when compared with the same quarter of 1996 due to a continued abundance of low-cost hydroelectric power. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                3 Months Ended          12 Months Ended
                                 March 31,                   March 31,
                                    1997        1996        1997        1996
                                                   (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $9,131      $8,087     $39,881     $35,883
    From affiliates                  17,590      17,989      64,942      61,305
      Total revenues                $26,721     $26,076    $104,823     $97,188
  Operating income                  $13,465     $11,395     $49,564     $44,991
  Net income                          6,322       5,251      23,714      21,156

OPERATING STATISTICS
  Natural gas transportation volumes
   (in thousands of decatherms)
      For unaffiliated customers     33,303      36,873     128,325     150,247
      For Mountain Fuel              42,264      37,156     105,269      87,829
      For other affiliated
        customers                     6,816       4,598      46,545      37,211
        Total transportation         82,383      78,627     280,139     275,287

      Transportation revenue
       (per decatherm)                $0.21       $0.21       $0.24       $0.23

Revenues were higher in the 1997 periods due primarily to a rate increase. Questar Pipeline filed for a rate increase for transportation and storage activities on July 31, 1995. A negotiated settlement of the case was approved by the Federal Energy Regulatory Commission (FERC) and became effective on February 1, 1996. The final rates included a stated return on equity of 11.75%.

Overthrust Pipeline Company, an unconsolidated affiliate of Questar Pipeline, filed a request for a general rate increase on March 28, 1997. In the rate case, Overthrust is asking for a $6 million
increase in revenues and an 11.9% return on equity.   The FERC issued
an order on April 30, 1997 accepting the filing and ordering a prehearing conference to take place by May 20. The new rates will become effective October 1, 1997, subject to refund.

On May 9, 1997, the FERC issued an order alleging that Questar Pipeline had overcharged its affiliated company, Mountain Fuel, for gathering services provided from November 1988 through September 1992. The FERC order states that Questar Pipeline may have violated the Natural Gas Act by charging Mountain Fuel at rates different from those rates specified in the tariff. The FERC is ordering Questar Pipeline to show why the allegations are incorrect and why it should not refund the alleged overcharge of $3.4 million plus interest to Mountain Fuel. Questar Pipeline believes it did not overcharge Mountain Fuel. Questar Pipeline also believes that its actions were justified and in good faith based on its understanding of the FERC's jurisdiction over gathering during the period in question. Management does not believe the ultimate outcome of this order will have a material impact on results of operations, financial position or liquidity.

Consolidated Results of Operations

Consolidated revenues were higher for the 3- and 12-month periods ended March 31, 1997 when compared with the same periods of 1996 due primarily to increased gas and oil prices and production, increased levels of energy-marketing, and higher distribution revenues.

The expense for natural gas and other product purchases was higher in the 1997 periods due primarily to an increase in the level of energy-marketing activities and the gas cost included in natural gas distribution rates. Gas marketing volumes were 32% higher in the first quarter and 31% higher in the 12-month period ended March 31, 1997 when compared with the 1996 periods. The gas cost included in distribution rates has increased from $1.04 per dth a year ago to $1.54 per dth in the first quarter of 1997.

Operating and maintenance expenses were higher for the 1997 periods when compared with the same periods in the prior year. The increases resulted from the higher costs associated with serving a growing number of distribution customers and the added operations of recently acquired gas and oil properties. The Regulated Services group's cost-containment efforts, including the combination of shared services, have somewhat mitigated the escalation of operating expenses. Depreciation expenses were higher for the 1997 periods when compared to the 1996 periods because of increased gas and oil production and investment in property, plant and equipment. The full cost amortization rate for the U. S. and Canada was $.84 per equivalent Mcf for the first quarter of 1997 compared with $.78 per Mcfe in the year earlier quarter. Other taxes, primarily production-related, were higher in the 1997 periods because of increased production volumes and higher prices.

Interest and other income was lower in the 3- month period of 1997 due primarily to not repeating a $1,765,000 pretax gain on the sale of Nextel shares and not repeating a $340,000 pretax gain on the sale of real estate. The decrease in interest and other income in the 12-months ended March 31, 1997 when compared with the prior year period was due to several factors. The significant items affecting the comparison of the trailing 12-month periods were the write-off of investment in Western Market Center in the fourth quarter of 1996 and the receipt of a settlement on gas-sales contracts in the second half of 1995.

The effective income tax rate for the first three months was 34.9% in 1997 and 35.9% in 1996. The Company recognized $2,064,000 of tight-sands gas production tax credits in the 1997 period and $2,106,000 in the 1996 period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculation. The Company's current EPS calculation conforms to basic EPS. Diluted EPS will not be materially different from basic EPS since potential common shares in the form of stock options are not materially dilutive. This statement will be effective for the Company's 1997 annual report. Early adoption of the standard is prohibited.


Liquidity and Capital Resources

Operating Activities:

Net cash provided from operating activities of $74,243,000 for the first three months of 1997 was $6,353,000 higher than was generated in the same period of 1996. The increase in cash flow resulted primarily from higher net income including noncash expenses. Changes in operating assets and liabilities generated $10,605,000 less cash flow in the 1997 quarter.

Investing Activities:

Capital expenditures were $21,182,000 for the first three months of 1997, up $8,041,000 from the $13,141,000 reported for the same period a year ago. A comparison of capital expenditures by lines of business for the first three months of 1997 and 1996 plus an estimate for calendar year 1997 are as follows:

                                   Actual                12 Months
                                Three Months Ended         Ended
                                 March 31,               Dec. 31,
                                    1997        1996        1997
                                            (In Thousands)
Capital Expenditures

Market Resources                    $11,181      $4,833    $131,300
Regulated Services
    Natural gas distribution          3,974       3,837      64,000
    Natural gas transmission          3,270       1,047      34,800
      Total Regulated Services        7,244       4,884      98,800
Other operations                      2,757       3,424      42,700
                                    $21,182     $13,141    $272,800

Financing Activities:

For the first three months of 1997 short-term debt decreased $41,300,000 and long-term debt decreased $16,066,000 as a result of using net cash provided from operations to repay debt and to fund capital expenditures. The Company intends to finance forecasted 1997 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt. Questar announced the commencement of a stock buyback program in April 1997. The Company may purchase up to $60 million of stock on the open market or in privately negotiated transactions over the next two years.

Short-term borrowings amounted to $36,500,000 at March 31, 1997. Short-term bank borrowings were $10,000,000 and commercial paper borrowings were $17,200,000 at March 31, 1996. Short-term bank lines of credit serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity was $135,000,000 at March 31, 1997, but decreases to $100,000,000 April 1 through September 30 to match seasonal-borrowing patterns. Questar finalized two long-term debt arrangements in the first quarter of 1997; both of which were substantially complete at December 31, 1996. The borrowing capacity of the revolving-credit loan agreement for the Market Resources group was increased from $130 million to $200 million. In addition, a subsidiary of Questar issued a $31 million 7.11% senior note, secured with an office building, due 2012.


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

                                       QUESTAR CORPORATION
                                       (Registrant)




May 13, 1997                            /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer and
                                        Chief Financial Officer (Duly
                                        authorized officer and principal
                                        financial officer)