Form 10-Q
period 1997-06-30
QUESTAR CORP
filed 1997-08-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      JUNE 30, 1997

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

                Class                    Outstanding as of June 30, 1997
Common Stock, without par value                 41,116,506 shares


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                3 Months Ended        6 Months Ended        12 Months Ended
                                 June 30,              June 30,              June 30,
                                   1997       1996       1997       1996       1997        1996
                                (In Thousands, Except Per Share Amounts)
REVENUES                          $151,453   $148,968   $509,831   $374,691   $953,121    $669,477

OPERATING EXPENSES
  Natural gas and other
     product purchases              37,548     43,178    226,980    123,646    417,605     202,918
  Operating and maintenance         51,349     48,036    105,427     97,214    204,602     184,734
  Depreciation and amortization     29,674     24,474     59,518     50,195    114,532      97,254
  Other taxes                        9,434      8,111     22,536     17,406     35,619      31,631

    TOTAL OPERATING EXPENSES       128,005    123,799    414,461    288,461    772,358     516,537

    OPERATING INCOME                23,448     25,169     95,370     86,230    180,763     152,940

INTEREST AND OTHER INCOME            4,811      5,911      6,659      9,947      9,679      21,224

DEBT EXPENSE                       (10,599)    (9,195)   (21,486)   (20,320)   (42,249)    (41,053)

INCOME BEFORE INCOME TAXES          17,660     21,885     80,543     75,857    148,193     133,111

INCOME TAXES                         4,053      5,817     25,962     25,193     46,131      40,296

           NET INCOME              $13,607    $16,068    $54,581    $50,664   $102,062     $92,815


Earnings per common share            $0.32      $0.39      $1.32      $1.24      $2.47       $2.27

Dividends per common share          $0.305     $0.295      $0.61      $0.59      $1.21       $1.18

Average common shares outstanding   41,088     40,789     41,067     40,753     40,993      40,690

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              June 30,              December 31,
                                                1997        1996        1996
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                        $5,703
  Accounts receivable                          $108,729    $105,072     178,456
  Inventories                                    17,508      17,825      22,343
  Purchased-gas adjustments                      48,866                  24,210
  Other current assets                           12,216      10,219      13,555
    Total current assets                        187,319     133,116     244,267

Property, plant and equipment                 2,631,139   2,352,497   2,574,980
Less allowances for depreciation and
  amortization                                1,156,602   1,061,996   1,097,644
    Net property, plant and equipment         1,474,537   1,290,501   1,477,336

Securities available for resale,
     approximates fair value                     49,350      59,177      38,612
Other assets                                     52,789      47,339      56,010

                                             $1,763,995  $1,530,133  $1,816,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
     cash balances                                 $174      $4,287
  Short-term loans                               44,100      10,000     $77,800
  Accounts payable and accrued expenses         123,602     100,620     161,811
  Purchased-gas adjustments                                   1,559
  Current portion of long-term debt              10,742      23,704       4,705
    Total current liabilities                   178,618     140,170     244,316

Long-term debt, less current portion            520,116     404,004     555,509
Other liabilities                                35,340      35,197      35,433
Deferred income taxes and investment
  tax credits                                   213,381     195,305     204,054
Redeemable cumulative preferred stock             4,808       4,954       4,828
Common shareholders' equity
  Common stock                                  293,947     286,880     292,613
  Retained earnings                             517,281     464,897     487,799
  Note receivable from ESOP                     (15,556)    (20,550)    (15,556)
  Unrealized gain on securities available
       for resale, net of income taxes           16,134      19,276       7,410
  Foreign currency translation adjustment           (74)                   (181)
    Total common shareholders' equity           811,732     750,503     772,085

                                             $1,763,995  $1,530,133  $1,816,225

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        6 Months Ended
                                                          June 30,
                                                            1997        1996
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $54,581     $50,664
  Depreciation and amortization                              61,879      52,466
  Deferred income taxes and
    investment tax credits                                    3,924       2,807
  Gain from the sales of securities                          (3,060)     (4,957)
                                                            117,324     100,980
  Changes in operating assets and liabilities                19,524      13,439

      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                             136,848     114,419

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment               (62,755)    (38,758)
    Other investments                                        (3,253)     (1,223)
      Total capital expenditures                            (66,008)    (39,981)
  Proceeds from disposition of property,
    plant and equipment                                       3,675       6,062
  Proceeds from the sales of securities                       6,449      10,544

      NET CASH USED IN INVESTING
        ACTIVITIES                                          (55,884)    (23,375)

FINANCING ACTIVITIES
  Issuance of common stock                                    5,776       4,108
  Common stock repurchased                                   (4,442)     (1,004)
  Redemption of preferred stock                                 (20)         (3)
  Issuance of long-term debt                                 68,722      12,000
  Repayment of long-term debt                               (98,078)    (24,991)
  Decrease in short-term loans                              (33,700)    (67,200)
  Checks outstanding in excess of cash balances                 174       4,287
  Payment of dividends                                      (25,244)    (24,245)
  Other                                                         145         882

      NET CASH USED IN FINANCING
       ACTIVITIES                                           (86,667)    (96,166)

      DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                               ($5,703)    ($5,122)

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Redemption of Preferred Stock

Mountain Fuel, a wholly owned subsidiary, redeemed its 8% series of preferred stock July 1, 1997, at a redemption price equal to 101% of the principal amount. Mountain Fuel had 48,081 shares outstanding with a par value of $4,808,000 at the time of the transaction.

Note 3 - Financing

Mountain Fuel, a wholly owned subsidiary, filed a registration statement with the Securities and Exchange Commission for the issuance of up to $75 million in medium-term notes. The registration
statement became effective July 23, 1997.   In August,
Mountain Fuel issued $25 million of notes maturing August 6, 2012 with an average coupon rate of 6.91%. Mountain Fuel intends to use the net proceeds from the sale of the notes to finance a portion of its capital expenditures and repay a portion of its short-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
June 30, 1997
(Unaudited)

Results of Operations
Market Resources Operations

Celsius Energy (US and Canada), Universal Resources, Wexpro, Questar Gas Management, Questar Energy Trading, and Questar Energy Services (Market Resources group) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of financial results and operating information.

                         3 Months Ended        6 Months Ended        12 Months Ended
                          June 30,              June 30,              June 30,
                            1997       1996       1997       1996       1997       1996
                         (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated
      customers             $79,607    $80,115   $254,145   $152,824   $509,526   $275,576
    From affiliates          16,392     15,615     44,166     37,284     82,760     78,257
      Total revenues        $95,999    $95,730   $298,311   $190,108   $592,286   $353,833
  Operating income          $11,980    $13,229    $29,472    $27,976    $65,836    $53,343
  Net income                 $8,358     $8,912    $20,004    $18,168    $43,598    $35,015

OPERATING STATISTICS
  Production volumes
    Natural gas (in million
      cubic feet)            11,864      9,188     23,638     18,333     45,824     33,287
    Oil and natural gas liquids
      (in thousands of
       barrels)                 748        567      1,514      1,139      2,877      2,315
  Production revenue
    Natural gas (per thousand
      cubic feet)             $1.60      $1.43      $1.79      $1.50      $1.68      $1.40
    Oil and natural gas liquids
      (per barrel)           $18.46     $18.43     $19.46     $17.43     $19.69     $16.65
  Marketing volumes
    Gas marketing volumes (in
      thousands of
        decatherms)          26,369     26,546     65,565     56,221    150,758    117,016
    Oil (in thousands of
      barrels)                  394        371        867        719      1,619        719
    Electricity (in thousands of
       megawatt hours)          189                   531                   735
  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated
      customers              12,613      9,725     26,932     20,559     54,898     39,840
    For Mountain Fuel         6,116      4,555     15,402     14,373     31,228     29,204
    For other affiliated
      customers               5,172      2,485      9,345      4,401     13,738      7,255
      Total gathering        23,901     16,765     51,679     39,333     99,864     76,299
   Gathering revenue (per
      decatherm)              $0.23      $0.29      $0.23      $0.26      $0.23      $0.27


Net income for the Market Resources group of $8,358,000 in the second quarter of 1997 was 6% less than net income reported for the second quarter of 1996. Improved results from exploration and production activities were more than offset by losses experienced by energy-marketing and retail energy-services activities and lower income from development drilling under the Wexpro settlement agreement. Energy-marketing activities reported a $156,000 loss in the second quarter due to increased competition and smaller margins. Energy-marketing activities reported a $945,000 loss in the first half of 1997. The retail-energy services activity incurred a $309,000 loss in the second quarter and a first half loss of $457,000 in 1997 due to development costs associated with new customer programs.

Market Resource's revenues were higher in the 6- and 12-month periods of 1997 when compared with the 1996 periods primarily as a result of increased gas and oil prices and production, and energy marketing.

Gas production increased 29% in both the second quarter and first half of 1997 when compared with the same periods of 1996. Oil and natural-gas liquids production was up 32% in the second quarter and 33% in the first half of 1997. The higher production reflected two reserve acquisitions completed in the third quarter of 1996 in Texas, Oklahoma and Louisiana, and in the Alberta, Canada region.

Energy prices improved in 1997. Gas prices were up 12% in the second quarter of 1997 and 19% in the first half of 1997 when compared with the same periods in 1996. Oil and natural-gas liquids prices were flat in the second quarter, but 12% higher in the first half. Market Resources hedged the prices of approximately 45% of its equity-gas production at an average price of $1.70 per Mcf in the second quarter of 1997. The portion of production hedged is expected to remain level in the third quarter and then drop to 24% in the fourth quarter. Approximately 64% of equity-oil production, excluding Wexpro, was hedged at an average price of $18.13 per bbl in the second quarter of 1996. The amount of oil that is hedged is expected to remain level in the third quarter and decline to 6% in the fourth quarter. Hedge prices and the portion of production that is hedged assume realization of floor prices on the collars, net revenue interest at the wellhead and existing production.

Exploration and production activities have increased in the Rocky Mountain area as described in the following three areas of particular interest. Questar subsidiaries, Celsius Energy Company and Wexpro Company, participated in a recently completed horizontal well in the Brady (Deep) Unit. The Brady Unit No. 41-P-H was drilled to a depth of
17,570 feet in the Phosphoria formation.   Initial tests indicate a
potential production of 18 million cubic feet of gas and 2,600 barrels of oil per day. The gas contains 2% hydrogen sulfide. Wexpro has a 40.35% interest in the well and Celsius has a 9.65% interest. Celsius has entered into an agreement to acquire 9-10% working interest in all formations covered by the Brady (Deep) Unit and in a processing plant.
A joint venture Vermillion Basin deep well drilled with Marathon Oil Company began production July 29. The well has an initial production rate potential of 11.8 million cubic feet of gas per day. Celsius purchased Amoco's undeveloped acreage in the Moxa Arch area and has commenced a multi-well joint exploration program with North American Resources Company. The first well has an initial production rate of 1.8 million cubic feet of gas per day.

Regulated Services Operations

Mountain Fuel and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                         3 Months Ended        6 Months Ended        12 Months Ended
                          June 30,              June 30,              June 30,
                            1997       1996       1997       1996       1997       1996
                         (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated
      customers             $62,632    $57,064   $236,854   $201,631   $404,128   $354,582
    From affiliates             691        863      1,782      1,199      3,606      2,906
      Total revenues         63,323     57,927    238,636    202,830    407,734    357,488
  Natural gas purchases      29,669     25,144    126,880    100,609    208,671    175,940
      Revenues less natural
        gas purchases       $33,654    $32,783   $111,756   $102,221   $199,063   $181,548
  Operating income (loss)   ($2,063)     ($537)   $37,959    $33,260    $60,737    $51,691
  Net income (loss)         ($2,603)     ($617)   $19,706    $18,234    $30,460    $28,689

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial
       sales                 12,157     11,991     48,562     46,408     82,998     76,845
    Industrial sales          2,104      1,858      5,006      4,352      9,238      8,309
    Transportation for industrial
      customers              11,625     11,046     24,577     24,775     49,301     52,783
      Total deliveries       25,886     24,895     78,145     75,535    141,537    137,937

  Natural gas revenue (per decatherm)
    Residential and commercial
       sales                  $4.31      $3.93      $4.43      $3.93      $4.36      $4.10
    Industrial sales           2.30       2.14       2.34       2.14       2.25       2.21
    Transportation for industrial
      customers                0.12       0.13       0.13       0.12       0.12       0.11
  Heating degree days
    Actual                      678        617      3,133      3,213      5,227      5,148
    Normal                      741        741      3,484      3,484      5,801      5,801
       Warmer than normal         9%        17%        10%         8%        10%        11%
  Number of customers at
        June 30              621,647    597,143

Mountain Fuel reported a $2,603,000 net loss in the second quarter of 1997, an increase from a $617,000 loss in the second quarter of 1996. The 1996 second quarter loss was reduced by a $1.2 million before-tax gain from the sale of facilities. Mountain Fuel's net income for the first half of 1997 was 8% higher than was reported for the first half of 1996.

Revenues, less natural gas purchases, were $871,000 higher in the second quarter of 1997 and $9,535,000 higher in the 6-month period ended June 30, 1997 when compared with the respective periods in 1996. The higher net revenues resulted from an increase in the number of customers served and the effect of a weather-normalization adjustment mechanism.

The number of customers served reached 621,647 at June 30, 1997. This represents a 4.1% increase from a year earlier. Temperature adjusted usage per customer was slightly higher in the 12-month period ended June 30, 1997 when compared with the same period a year ago.

Temperatures, as measured in degree days, were warmer than normal in the 1997 periods. However, Mountain Fuel's rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Virtually all of Mountain Fuel's residential and commercial volumes were covered under the weather-normalization adjustment in the first half of 1997 compared with about 50% of these volumes in the first half of 1996.

Mountain Fuel agreed to a negotiated annual rate reduction of $2.85 million of revenues in Utah that went into effect February 18, 1997. The rate reduction decreased block rates, eliminated the new-premises fee for multifamily dwellings and reduced the capacity-release revenues retained by Mountain Fuel from 20% to 10%.

In other rate matters, Mountain Fuel currently intends to file a gas-merchant unbundling proposal in Wyoming during 1997. Under this proposal, a transportation service option would be extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service would be allowed to secure gas supplies directly from producers and marketers and pay Mountain Fuel a fee for transportation services. Mountain Fuel will continue to offer a traditional bundled service as well. Mountain Fuel expects that the option of unbundled service in Wyoming, in its anticipated form, will not have a material effect on earnings. Mountain Fuel will maintain its current structure in Utah until competition or opportunities require change. At June 30, 1997, Mountain Fuel served 21,147 customers in the state of Wyoming representing 3% of the total number of customers served by it.

Volumes delivered to industrial customers increased 6% in the second quarter of 1997 and were 2% higher in the first half of 1997 when compared with the same periods of 1996 due to increased deliveries for electric generation and metals refining. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were higher in the 3-, 6- and 12-month periods of 1997 when compared with the same periods of 1996 due to the increase in volumes sold and a higher natural gas purchase cost allowed in rates. Mountain Fuel's Utah rates include the recovery of gas cost which amounted to $1.54 per decatherm (dth) in 1997 compared with $1.04 per dth in 1996. The higher gas purchase cost reflects a combination of events. Natural gas prices increased sharply during the 1996-1997 winter heating season and Mountain Fuel is projecting that less low-cost gas will be supplied from utility-owned reserves in the future.

The Public Service Commission of Utah (PSCU) approved on an interim basis a $35.2 million annual increase in Utah natural gas rates to be effective July 1, 1997 to allow recovery of purchased-gas costs. The Public Service Commission of Wyoming approved a $1.8 million annual increase also effective July 1, 1997. Mountain Fuel has a purchased-gas cost adjustment mechanism whereby purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Mountain Fuel routinely files for adjustment of purchased-gas costs with Utah and Wyoming on a semiannual basis.

The PSCU approved a purchased gas-cost recovery application on an interim basis, effective January 1, 1996. In connection with the application and pass-through cases filed since then, the Utah Division of Public Utilities (Division) has raised issues about the reasonableness of gas-gathering costs for field-purchased gas gathered by Questar Gas Management. The Division has not yet formally requested the PSCU to disallow any portion of gas gathering costs, but has advised Mountain Fuel that the amount in question is approximately $6 million. Management believes that its gathering costs are reasonable and in compliance with contract terms and applicable laws. Mountain Fuel and the Division are engaged in discussions to resolve gathering cost issues. Mountain Fuel cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time.
A January 1997 application for pass through of gas costs was also approved on an interim basis.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                         3 Months Ended        6 Months Ended        12 Months Ended
                          June 30,              June 30,              June 30,
                            1997       1996       1997       1996       1997       1996
                         (Dollars In Thousands)
FINANCIAL RESULTS
 Revenues
   From unaffiliated
     customers               $8,732    $11,360    $17,863    $19,447    $37,253    $37,700
   From affiliates           17,175     14,366     34,765     32,355     67,751     61,192
     Total revenues         $25,907    $25,726    $52,628    $51,802   $105,004    $98,892
  Operating income          $11,992    $12,076    $25,457    $23,471    $49,480    $46,083
  Net income                 $5,460     $5,535    $11,782    $10,786    $23,639    $21,669

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
   From unaffiliated
     customers               27,633     36,158     60,936     73,031    119,800    147,427
    For Mountain Fuel        26,011     16,426     68,275     53,582    114,854     88,702
    For other affiliated
     customers               10,993     10,271     17,809     14,869     47,267     37,349
    Total transportation     64,637     62,855    147,020    141,482    281,921    273,478

   Transportation revenue (per
     decatherm)               $0.26      $0.28      $0.23      $0.24      $0.23      $0.24


Revenues were higher in the 6- and 12-month periods of 1997 due primarily to a rate increase, which became effective on February 1, 1996.

On May 9, 1997, the Federal Energy Regulatory Commission (FERC) issued an "Order Instituting Proceeding" in Docket No. IN97-1, in which it alleges that Questar Pipeline had overcharged its affiliated company, Mountain Fuel, for gathering services provided from November 1988 through September 1992. The FERC order states that Questar Pipeline may have violated the Natural Gas Act by charging Mountain Fuel rates different from those rates specified in the tariff. The FERC is ordering Questar Pipeline to show why the allegations are incorrect and why it should not refund the alleged overcharge of $3.4 million plus interest to Mountain Fuel. Questar Pipeline believes that it did not overcharge Mountain Fuel. Questar Pipeline also believes that its actions were fully justified and in full compliance with applicable law and FERC orders, based on its understanding of the issues dealing with jurisdiction over gathering during the period in question. Management does not believe the ultimate outcome of this order will have a material impact on results of operations, financial position or liquidity.

Consolidated Results of Operations

Consolidated revenues were higher in the 6- and 12-month periods ended June 30, 1997 when compared with the same periods of 1996 due primarily to increased gas and oil prices and production, energy-marketing
activities, and natural gas distribution deliveries.   Consolidated
revenues were higher in the second quarter of 1997 when compared with the second quarter of 1996 as a result of increased gas and oil prices and production, and natural gas distribution deliveries.

The expense for natural gas and other product purchases was higher in the 6- and 12- month periods of 1997 due primarily to an increase in the level of energy-marketing activities and the gas cost component included in natural gas distribution rates. Gas marketing volumes were 17% higher in the first half and 29% higher in the 12-month period ended June 30, 1997 when compared with the 1996 periods. The gas cost included in distribution rates has increased from $1.04 per dth a year ago to $1.54 per dth in the first half of 1997.

Operating and maintenance expenses were higher for the 1997 periods when compared with the same periods in the prior year. The increases resulted from the higher costs associated with serving a growing number of distribution customers and the added operations of recently acquired gas and oil properties. The Regulated Services group's cost-containment efforts, including the combination of shared services, have somewhat mitigated the escalation of operating expenses. Depreciation expenses were higher for the 1997 periods when compared to the 1996 periods because of increased gas and oil production and investment in property, plant and equipment. The combined full cost amortization rate for the U. S. and Canada was $.85 per equivalent Mcf for the first half of 1997 compared with $.78 per Mcfe in the first half of 1996. Other taxes, primarily production-related, were higher in the 1997 periods because of increased production volumes and higher prices.

Interest and other income was lower in the 1997 periods due primarily to the sale of fewer shares of Nextel in the 1997 periods and a $1.2 million pre-tax gain from the sale of excess property by Mountain Fuel in the second quarter of 1996.

The effective income tax rate for the first half was 32.2% in 1997 and 33.2% in 1996. The Company recognized $4,458,000 of gas production tax credits and $459,000 of Alberta Royalty tax credits in the 1997 period and $4,483,000 of tax credits in the 1996 period.

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


Liquidity and Capital Resources

Operating Activities

Net cash flow provided from operating activities of $136,848,000 in the first half of 1997 was $22,429,000 higher than was reported in the first half of 1996. The increase in cash flow resulted primarily from higher net income, including non-cash expenses, and changes in operating assets and liabilities. A decrease in the balance of accounts receivables was the primary source of cash from changes in operating assets and liabilities and more than offset cash used to reduce accounts payable. These changes reflected the seasonal nature of energy-marketing and retail natural gas sales.

Investing Activities

Capital expenditures were $66,008,000 for the first half of 1997, up $26,027,000 from the $39,981,000 reported for the same period a year ago. Proceeds from the sale of Nextel related securities amounted to $6,449,000 in 1997 and $10,544,000 in 1996. A comparison of capital expenditures by line of business for the first half of 1997 and 1996 plus an estimate for calendar year 1997 are as follows:

                                                                      Estimate
                                                 Actual               12 Months
                                               Six Months Ended        Ended
                                                June 30,              Dec. 31,
                                                  1997       1996       1997
                                                          (In Thousands)
Capital Expenditures

Market Resources                                  $31,057     $9,881   $131,300
Regulated Services
    Natural gas distribution                       20,985     15,969     61,700
    Natural gas transmission                        4,277      5,745     48,500
          Total Regulated Services                 25,262     21,714    110,200
Other operations                                    9,689      8,386     31,300
                                                  $66,008    $39,981   $272,800

Financing Activities

For the first six months of 1997 short-term debt decreased $33,700,000 and long-term debt decreased $29,356,000 as a result of using net cash provided from operations to repay debt and to fund capital expenditures. The Company intends to finance forecasted 1997 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt. Questar announced the commencement of a stock buyback program in April 1997 and has repurchased $3.1 million worth of Questar shares through June 30, 1997. The Company may purchase up to $60 million of stock on the open market or in privately negotiated transactions over the next two years.

Commercial paper borrowings amounted to $44,100,000 at June 30, 1997. Short-term bank borrowings were $10,000,000 at June 30, 1996. Short-term bank lines of credit serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity was $100,000,000 at June 30, 1997. Questar finalized two long-term debt arrangements in the first quarter of 1997; both of which were substantially complete at December 31, 1996. The borrowing capacity of the revolving-credit loan agreement for the Market Resources group was increased from $130 million to $200 million. In addition, a subsidiary of Questar issued a $31 million, 7.11% senior note due 2012 that is secured with an office building.

This 10-Q contains forward-looking statements about the future operations and expectations of Questar Corporation and its subsidiaries. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                                 PART II
                            OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders.
      Questar Corporation (Questar or the Company) held its annual meeting on May 20, 1997. Four incumbent directors - U. Edwin Garrison,
W. Whitley Hawkins, Robert E. Kadlec, and Harris H. Simmons - were elected to serve three-year terms. The following chart lists the name of each director nominated and elected, the number of votes cast in favor of his election, and the number of votes withheld from his election:

      Name                  Votes Cast in Favor   Votes Withheld

      U. Edwin Garrison            34,369,792          1,575,863
      W. Whitley Hawkins           34,412,276          1,533,379
      Robert E. Kadlec             34,384,943          1,560,712
      Harris H. Simmons            34,379,238          1,566,417

Item 5.  Other Information.
      a. On May 20, 1997, the Company's Board of Directors appointed Marilyn S. Kite, age 49, to serve as a director to fill a vacancy in the Board. Ms. Kite is a partner in the law firm of Holland & Hart in Jackson, Wyoming.
      b. Mr. James A. Harmon, age 61, resigned effective June 18, 1997 as a director of Questar. Mr. Harmon has served as a director of the Company (or Mountain Fuel Supply Company) since August of 1976. He resigned as a director to serve as Chairman of the Export-Import Bank in President Clinton's administration.

                               SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUESTAR CORPORATION
                                       (Registrant)




August 13, 1997                         /s/R. D. Cash
    (Date)                              R. D. Cash
                                        Chairman of the Board, President and
                                        Chief Executive Officer



August 13, 1997                         /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer and
                                        Chief Financial Officer