Form 10-Q
period 1997-09-30
QUESTAR CORP
filed 1997-11-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                Class               Outstanding as of September 30, 1997
Common Stock, without par value                 41,103,841 shares

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                 3 Months Ended        9 Months Ended        12 Months Ended
                                 September 30,         September 30,         September 30,
                                    1997       1996       1997       1996       1997        1996
                                 (In Thousands, Except Per Share Amounts)
REVENUES                           $138,632   $156,469   $648,463   $531,160   $935,284    $714,024

OPERATING EXPENSES
  Natural gas and other
     product purchases               35,665     54,896    262,645    178,542    398,374     234,023
  Operating and maintenance          48,025     46,392    153,452    143,606    206,235     187,880
  Depreciation and amortization      28,292     25,033     87,810     75,228    117,791     100,086
  Other taxes                         6,308      6,880     28,844     24,286     35,047      31,960
    TOTAL OPERATING EXPENSES        118,290    133,201    532,751    421,662    757,447     553,949

    OPERATING INCOME                 20,342     23,268    115,712    109,498    177,837     160,075

INTEREST AND OTHER INCOME            11,709      2,372     18,368     12,319     19,016      15,023

DEBT EXPENSE                        (10,676)    (9,206)   (32,162)   (29,526)   (43,719)    (39,910)

INCOME BEFORE INCOME TAXES           21,375     16,434    101,918     92,291    153,134     135,188

INCOME TAXES                          5,649      3,647     31,611     28,840     48,133      41,526

           NET INCOME               $15,726    $12,787    $70,307    $63,451   $105,001     $93,662


Earnings per common share             $0.39      $0.31      $1.71      $1.55      $2.55       $2.29

Dividends per common share           $0.315     $0.295     $0.925     $0.885      $1.23       $1.18

Average common shares outstanding    41,127     40,860     41,089     40,787     41,027      40,728

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            September 30,           December 31,
                                                1997        1996        1996
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                $1,723                  $5,703
  Accounts receivable                           101,879     $93,975     178,456
  Inventories                                    28,673      24,256      22,343
  Purchased-gas adjustments                      59,487      13,206      24,210
  Other current assets                           13,390      11,381      13,555
    Total current assets                        205,152     142,818     244,267

Property, plant and equipment                 2,678,787   2,545,641   2,574,980
Less allowances for depreciation and
  amortization                                1,186,013   1,086,321   1,097,644
    Net property, plant and equipment         1,492,774   1,459,320   1,477,336

Securities available for resale,
     approximates fair value                     63,552      54,685      38,612
Other assets                                     67,408      50,302      56,010

                                             $1,828,886  $1,707,125  $1,816,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
   cash balances                                             $4,629
  Short-term loans                              $70,700     137,800     $77,800
  Accounts payable and accrued expenses         134,164      83,276     161,811
  Current portion of long-term debt               6,068       4,704       4,705
    Total current liabilities                   210,932     230,409     244,316

Long-term debt, less current portion            526,727     474,006     555,509
Other liabilities                                34,164      38,768      35,433
Deferred income taxes and investment
  tax credits                                   227,649     202,322     204,054
Redeemable cumulative preferred stock                         4,840       4,828
Common shareholders' equity
  Common stock                                  292,884     289,368     292,613
  Retained earnings                             520,044     465,614     487,799
  Note receivable from ESOP                     (10,856)    (16,000)    (15,556)
  Unrealized gain on securities available
       for resale, net of income taxes           27,416      17,335       7,410
  Foreign currency translation adjustment           (74)        463        (181)
    Total common shareholders' equity           829,414     756,780     772,085

                                             $1,828,886  $1,707,125  $1,816,225

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        9 Months Ended
                                                        September 30,
                                                            1997        1996
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $70,307     $63,451
  Depreciation and amortization                              91,218      78,926
  Deferred income taxes and
    investment tax credits                                    9,199      11,027
  Gain from the sales of securities                          (8,257)     (6,265)
                                                            162,467     147,139
  Changes in operating assets and liabilities                 7,399     (11,123)

      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                             169,866     136,016

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment              (114,706)   (235,916)
    Other investments                                        (7,719)     (4,197)
      Total capital expenditures                           (122,425)   (240,113)
  Proceeds from disposition of property,
    plant and equipment                                       4,894       7,941
  Proceeds from the sales of securities                      15,714      13,202

      NET CASH USED IN INVESTING
        ACTIVITIES                                         (101,817)   (218,970)

FINANCING ACTIVITIES
  Issuance of common stock                                    8,818       6,814
  Common stock repurchased                                   (8,547)     (1,222)
  Redemption of preferred stock                              (4,876)       (117)
  Issuance of long-term debt                                 42,000      97,000
  Repayment of long-term debt                               (69,419)    (58,989)
  Increase (decrease) in short-term loans                    (7,100)     60,600
  Checks outstanding in excess of cash balances                           4,629
  Payment of dividends                                      (38,213)    (36,391)
  Other                                                       5,308       5,508

      NET CASH (USED IN) PROVIDED FROM
       FINANCING ACTIVITIES                                 (72,029)     77,832

      DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                               ($3,980)    ($5,122)

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1996.

Note 2 - Redemption of Preferred Stock

Mountain Fuel, a wholly owned subsidiary, redeemed its 8% series of preferred stock July 1, 1997, at a redemption price equal to 101% of the principal amount.
Mountain Fuel had 48,081 shares outstanding with a par value of $4,808,000 at the time of the transaction.

Note 3 - Financing

Mountain Fuel filed a registration statement with the Securities and Exchange Commission for the issuance of up to $75 million in medium-term notes. The registration statement became effective July 23, 1997.
Mountain Fuel issued $32 million of notes in the third quarter of 1997 and an additional $18 million in October
1997. The notes have a weighted average coupon rate of 6.88% and a weighted average maturity of 16.5 years.
Mountain Fuel intends to use the net proceeds from the sale of the notes to finance a portion of its capital expenditures and repay a portion of its short-term debt.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
September 30, 1997
(Unaudited)

Results of Operations
Market Resources Operations

Celsius Energy (US and Canada), Universal Resources, Wexpro, Questar Gas Management, Questar Energy Trading, and Questar Energy Services (Market Resources group) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of financial results and operating information.

                               3 Months Ended        9 Months Ended        12 Months Ended
                               September 30,         September 30,         September 30,
                                  1997       1996       1997       1996       1997       1996
                               (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated
     customers                    $81,837   $104,896   $335,982   $257,720   $486,467   $316,356
    From affiliates                12,484     15,581     56,650     52,865     79,663     76,114
      Total revenues              $94,321   $120,477   $392,632   $310,585   $566,130   $392,470
  Operating income                $13,049    $14,544    $42,521    $42,520    $64,341    $56,128
  Net income                       $8,947     $9,651    $28,951    $27,819    $42,894    $35,610

OPERATING STATISTICS
  Production volumes
    Natural gas (in million
      cubic feet)                  11,440      9,998     35,078     28,331     47,266     36,256
    Oil and natural gas liquids (in
      thousands of barrels)           750        625      2,264      1,764      3,002      2,350
  Production revenue
    Natural gas (per thousand
      cubic feet)                   $1.76      $1.49      $1.78      $1.50      $1.73      $1.46
    Oil and natural gas liquids
      (per barrel)                 $16.69     $18.17     $18.54     $17.69     $19.26     $17.27
  Marketing volumes
    Gas marketing volumes (in
     thousands of decatherms)      21,185     37,819     86,750     94,040    134,124    122,452
    Oil (in thousands
      of barrels)                     399        417      1,266      1,136      1,601      1,136
    Electricity (in thousands of
       megawatt hours)                  -         28        531         28        707         28
  Natural gas gathering volumes (in
      thousands of decatherms)
   For unaffiliated customers      14,859     13,821     41,791     34,380     55,936     43,592
   For Mountain Fuel                4,398      5,845     19,800     20,218     29,781     29,966
   For other affiliated
     customers                      4,009      2,031     13,354      6,432     15,716      8,113
      Total gathering              23,266     21,697     74,945     61,030    101,433     81,671
   Gathering revenue (per
      decatherm)                    $0.22      $0.25      $0.22      $0.25      $0.22      $0.25

Net income for the Market Resources group of $8,947,000 for the third quarter of 1997 was 7% less than net income reported for the third quarter of 1996. An increase in earnings reported from exploration and production activities was more than offset by declines in gas-gathering, gas-development properties,
energy-trading and retail energy-services.   Gas-gathering
activities reported a 75% drop in earnings as the result of reduced margins from a contract with affiliated company, Mountain Fuel, and a one-time pre-tax charge of $450,000 related to an early retirement program. Annual revenues could decrease approximately $5 million due to the contract changes. Income from investment activities under the Wexpro settlement agreement was lower in 1997 reflecting a declining investment base. Energy-trading activities reported a 52% decrease in third quarter due to increased competition and smaller margins. The retail-energy services activity incurred a $273,000 loss in the third quarter compared with a $100,000 loss in the third quarter of 1996 due to development costs associated with new customer programs.

Market Resources' revenues were higher in the 9- and 12-month periods of 1997 when compared with the 1996 periods primarily as a result of increased gas and oil prices and production, and energy marketing. Revenues were 22% lower in the third quarter of 1997 because of decrease in energy-marketing activities. Gas-volumes marketed were down 44% and oil-volumes marketed were down 4% in the quarter to quarter comparison. No electricity volumes were marketed in the third quarter of 1997.

Gas production increased 24% and oil and natural gas liquids production was up 28% in the first nine months of 1997 when compared with the same period of 1996. The higher production reflected two reserve acquisitions completed in the third quarter of 1996 in Texas, Oklahoma and Louisiana, and in the Alberta, Canada region.

Natural gas prices increased 19%, and oil and natural gas liquids prices improved 5% in the first nine months of 1997 when compared with the same periods in 1996. At September 30, 1997, Market Resources had hedges in place on approximately 50% of its equity-gas production at an average price of $2.39 per Mcf at the well head through March 1998.

The increase in exploration and production activities announced during the summer continues with a second deep, horizontal well planned for the Brady Unit in Wyoming. The partners are constructing a $27.7 million facility designed to remove hydrogen sulfide from the gas produced from the Brady field. The plant is expected to be finished by the end of the year. Gas from the existing field and recently drilled wells will be processed by this facility. Wexpro owns approximately a 41% interest and Celsius Energy owns approximately a 9% interest in the Brady facility. In addition, Wexpro is proceeding with plans to drill 10 new wells at its Island Butte field.

Regulated Services Operations

Mountain Fuel and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Mountain Fuel conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                               3 Months Ended        9 Months Ended        12 Months Ended
                               September 30,         September 30,         September 30,
                                  1997       1996       1997       1996       1997       1996
                               (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers   $47,027    $41,451   $283,881   $243,082   $409,704   $357,191
    From affiliates                   452        746      2,234      1,945      3,312      2,663
      Total revenues               47,479     42,197    286,115    245,027    413,016    359,854
  Natural gas purchases            21,716     16,559    148,596    117,168    213,828    175,975
      Revenues less natural
        gas purchases             $25,763    $25,638   $137,519   $127,859   $199,188   $183,879
  Operating income (loss)         ($6,614)   ($4,841)   $31,345    $28,419    $58,964    $54,344
  Net income (loss)               ($5,774)   ($4,447)   $13,932    $13,787    $29,133    $29,167

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial
       sales                        6,799      7,575     55,361     53,983     82,222     77,594
    Industrial sales                1,743      1,569      6,749      5,921      9,412      8,142
    Transportation for industrial
      customers                    12,390     12,391     36,967     37,166     49,300     51,589
      Total deliveries             20,932     21,535     99,077     97,070    140,934    137,325

  Natural gas revenue (per decatherm)
    Residential and commercial
       sales                        $5.24      $4.29      $4.53      $3.98      $4.44      $4.08
    Industrial sales                 2.69       2.14       2.43       2.14       2.35       2.19
    Transportation for industrial
      customers                      0.13       0.12       0.13       0.12       0.13       0.11
  Heating degree days
    Actual                             82        144      3,215      3,357      5,165      5,215
    Normal                            110        110      3,594      3,594      5,801      5,801
       Colder (warmer) than nor      (25%)        31%      (11%)       (7%)      (11%)      (10%)
  Number of customers at Sept.    626,653    603,647

Revenues, less natural gas purchases, were $125,000 higher in the third quarter of 1997 and $9,660,000 higher in the nine-month period ended September 30, 1997 when compared with the respective periods in 1996. The higher net revenues resulted from the effect of a weather-normalization adjustment mechanism and an increase in the number of customers served and were partially offset by a 1997 rate reduction.

Mountain Fuel's rates include a weather-normalization adjustment that normalizes the revenue impact of weather fluctuations.
Virtually all of Mountain Fuel's residential and commercial volumes were covered under the weather-normalization adjustment in the first nine months of 1997 compared with about 50% of these volumes in the first nine months of 1996.

The number of customers served by Mountain Fuel reached 626,653 at September 30, 1997, representing a 3.8 % increase from a year earlier.

Mountain Fuel agreed to a negotiated annual rate reduction of $2.85 million of revenues in Utah that went into effect February 18, 1997. The rate reduction decreased block rates, eliminated the new-premises fee for multifamily dwellings and reduced the capacity-release revenues retained by Mountain Fuel from 20% to 10%.


In other rate matters, Mountain Fuel currently intends to file a gas-merchant unbundling proposal in Wyoming during the fourth quarter of 1997. Under this proposal, a transportation service option would be extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service would be allowed to secure gas supplies directly from producers and marketers and pay Mountain Fuel a fee for transportation services. Mountain Fuel will continue to offer a traditional bundled service as well. Mountain Fuel expects that the option of unbundled service in Wyoming, in its anticipated form, will not have a material effect on earnings. Mountain Fuel does not anticipate changes to its current structure in Utah until competition or opportunities require change. At September 30, 1997, the distribution company served 21,309 customers in the state of Wyoming amounting to 3% of the total number of customers served by Mountain Fuel.

Volumes delivered to industrial customers were slightly higher in the first nine months of 1997 when compared with the same period of 1996. Margins from gas delivered to industrial customers are substantially lower than from gas sold to residential and commercial customers.

Mountain Fuel's natural gas purchases were higher in the 3-, 9- and 12-month periods of 1997 when compared with the same periods of 1996 due to a higher natural gas-cost component allowed in rates and an increase in volumes sold. The gas-cost component of Mountain Fuel's Utah rates increased to $1.90 per decatherm (dth) July 1, 1997 compared with $1.08 per dth in 1996. These higher rates resulted from sharply increased natural gas prices during the 1996-1997 heating season.

In addition to the gas-cost rate increase approved in July 1997, the Public Service Commission of Utah (PSCU) approved on an interim basis, a $34 million annual increase in Utah natural gas rates effective October 22, 1997. The rate increase is to allow recovery of purchased-gas costs. The gas-cost component in rates after this filing was increased to $2.27 per dth. The Public Service Commission of Wyoming approved a $1.8 million annual increase effective July 1, 1997 and a $1.4 million increase effective October 27, 1997. Mountain Fuel has a purchased-gas cost adjustment mechanism whereby purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Mountain Fuel routinely files for adjustment of purchased-gas costs with Utah and Wyoming on a semiannual basis.

The PSCU approved a purchased gas-cost recovery application on an interim basis, effective January 1, 1996. In connection with the application and pass-through cases filed since then, the Utah Division of Public Utilities (Division) has raised issues about the reasonableness of gas-gathering costs for Mountain Fuel-owned gas gathered by Questar Gas Management. After extensive discussions with the Division, it appears that the gathering costs issues have been resolved prospectively. The key issue remaining is whether the reduction in gathering costs should be applied retroactively to March 1996, the costs in question could amount to approximately $6 million. The Division has not formally requested the PSCU to disallow any portion of gas-gathering costs. Management believes that its gathering costs are reasonable and in compliance with contract terms and applicable laws. The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time. Mountain Fuel's subsequent applications for pass through of gas costs were also approved on an interim basis.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                               3 Months Ended        9 Months Ended        12 Months Ended
                               September 30,         September 30,         September 30,
                                  1997       1996       1997       1996       1997       1996
                               (Dollars In Thousands)
FINANCIAL RESULTS
 Revenues
   From unaffiliated customers     $9,238     $9,539    $27,101    $28,986    $36,952    $38,714
   From affiliates                 16,651     16,647     51,416     49,002     67,755     63,121
     Total revenues               $25,889    $26,186    $78,517    $77,988   $104,707   $101,835
  Operating income                $12,445    $12,423    $37,902    $35,894    $49,502    $47,469
  Net income                       $8,562     $6,120    $20,344    $16,906    $26,081    $22,604

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
 For unaffiliated customers        30,912     30,502     91,848    103,533    120,210    141,349
 For Mountain Fuel                 13,217     14,035     81,492     67,617    114,036     91,849
 For other affiliated customers     9,753     13,498     27,562     28,367     43,522     39,906
      Total transportation         53,882     58,035    200,902    199,517    277,768    273,104

   Transportation revenue (per
     decatherm)                     $0.32      $0.29      $0.25      $0.25      $0.24      $0.24

Revenues were higher in the 9- and 12-month periods of 1997 due primarily to a rate increase, which became effective on February
1, 1996.

An adjustment of a regulatory liability increased other income by $642,000 and net income by approximately $400,000. The Federal Energy Regulatory Commission (FERC) approved an adjustment related to deferred taxes recorded for gathering activities, which had been transferred to Questar Gas Management.

On May 9, 1997, the FERC issued an order in which it alleged that Questar Pipeline had overcharged its affiliated company, Mountain Fuel, for gathering services provided from November 1988 through September 1992. The FERC order states that Questar Pipeline may have violated the Natural Gas Act by charging Mountain Fuel rates different from those rates specified in the tariff. The FERC required Questar Pipeline to show why the allegations are incorrect and why it should not refund the alleged overcharge of $3.4 million plus interest to Mountain Fuel. Questar Pipeline filed a detailed response explaining why its charges to Mountain Fuel were fully justified and in full compliance with applicable law and FERC orders. Management does not believe the ultimate outcome of this proceeding will have a material impact on results of operations, financial position or liquidity.

Consolidated Results of Operations

Consolidated revenues were higher in the 9- and 12-month periods ended September 30, 1997 when compared with the same periods of 1996 due primarily to increased gas and oil prices and production, energy-marketing activities in the first half of 1997, and natural gas distribution deliveries, primarily in the first quarter of 1997. Consolidated revenues were lower in the third quarter of 1997 when compared with the third quarter of 1996, the result of a decrease in energy-marketing activities which more than offset the effects of increased gas and oil prices and production, and natural gas distribution deliveries.

Natural gas and other product purchases were higher in the 9- and 12- month periods of 1997 due primarily to an increase in the level of energy-marketing activities and the gas cost component
included in natural gas distribution rates.   Energy-marketing
activities fell off significantly in the third quarter of 1997 resulting in a decrease in gas, oil and electricity purchased. The gas-cost component included in distribution rates has increased from $1.08 per dth a year ago to $1.90 per dth in the third quarter of 1997. The rate subsequently rose to $2.27 per dth in October 1997 reflecting higher market prices.

Operating and maintenance expenses were higher for the 1997 periods when compared with the same periods in the prior year. Increases resulted from the higher costs associated with serving a growing number of distribution customers and added operations of gas and oil properties acquired in September 1996. The Regulated Services group's cost-containment efforts, including the combination of shared services, have somewhat mitigated the escalation of operating expenses. Depreciation expenses were higher for the 1997 periods when compared to the 1996 periods because of increased gas and oil production and investment in property, plant and equipment. The combined full cost amortization rate for the U. S. and Canada was $.84 per equivalent Mcf for the first nine months of 1997 compared with $.77 per Mcfe in the 1996 period. Other taxes, primarily production-related, were higher in the 9- and 12- month periods of 1997 because of increased production volumes and higher prices. Other taxes were lower in the third quarter of 1997 when compared with the third quarter of 1996 due to timing differences and other adjustments related to production taxes.

Interest and other income was higher in the 1997 periods due primarily to the gain from sales of shares of Nextel in 1997 and recording the Company's $4 million portion of capitalized interest and equity costs associated with building the TransColorado pipeline. Pre-tax gains from sales of Nextel shares amounted to $5.2 million in the third quarter of 1997 compared with $1.3 million for the 1996 period. In the nine-month period, pre-tax gains from sales of Nextel shares reached $8.3 million in 1997 compared with $6.3 million for the 1996 period.

The effective income tax rate for the first nine months was 31.0% in 1997 and 31.2% in 1996. The Company recognized $6,721,000 of gas production tax credits and $592,000 of Alberta Royalty tax credits in the 1997 period and $6,498,000 of tax credits in the 1996 period.

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


Liquidity and Capital Resources

Operating Activities

Net cash flow provided from operating activities of $169,866,000 in the first nine months of 1997 was $33,850,000 higher than was reported in the first nine months of 1996. The increase in cash flow resulted primarily from higher net income, including non-cash expenses, and changes in operating assets and liabilities. A decrease in the balance of accounts receivables was the primary source of cash from changes in operating assets and liabilities. The decrease in accounts receivable more than offset cash used to reduce accounts payable and to fund an under-collection of gas costs in natural gas distribution rates.

Investing Activities

Capital expenditures were $122,425,000 for the first nine months of 1997, down from the $240,113,000 reported for the same period a year ago. The 1996 amount includes two acquisitions of gas and oil reserves and facilities totaling $164 million. Proceeds from the sale of securities amounted to $15,714,000 in 1997 and $13,202,000 in 1996. A comparison of capital expenditures by line of business for the first nine months of 1997 and 1996 plus an estimate for calendar year 1997 are as follows:

                                                                 Estimate
                                            Actual               12 Months
                                          Nine Months Ended       Ended
                                          September 30,          Dec. 31,
                                             1997       1996       1997
                                                     (In Thousands)
Capital Expenditures
Market Resources                             $51,459   $180,410   $131,300
Regulated Services
    Natural gas distribution                  39,473     30,908     61,700
    Natural gas transmission                  16,597     14,328     48,500
          Total Regulated Services            56,070     45,236    110,200
Other operations                              14,896     14,467     31,300
                                            $122,425   $240,113   $272,800

Financing Activities

For the first nine months of 1997 short-term debt decreased $7,100,000 and long-term debt decreased $27,419,000 as a result of using net cash provided from operations to repay debt and to fund capital expenditures. Mountain Fuel issued $32 million of medium-term notes and redeemed $4.8 million of preferred stock in the third quarter of 1997. Mountain
Fuel issued $18 million of notes in October 1997. The Company intends to finance forecasted 1997 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt. Questar announced the commencement of a stock buyback program in April 1997 and has repurchased $7.1 million worth of Questar shares through September 30, 1997. More share repurchases have occurred in the fourth quarter of 1997.
The Company may purchase up to $60 million of stock on the open market or in privately negotiated transactions over the next two years. Short- and long-term debt increased in the nine months of 1996 primarily to fund the acquisitions of gas and oil reserves.

Commercial paper borrowings amounted to $70,700,000 at September 30, 1997. No amounts were under short-term bank borrowing arrangement at September 30, 1997. Short-term bank lines of credit serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity increased to $130,000,000 at September 30, 1997. Questar finalized two long-term debt arrangements in the first quarter of 1997; both of which were substantially complete at December 31, 1996. The borrowing capacity of the revolving-credit loan agreement for the Market Resources group was increased from $130 million to $200 million. In addition, a subsidiary of Questar issued a $31 million, 7.11% senior note due 2012 that is secured with an office building.

This 10-Q contains forward-looking statements about the future operations and expectations of Questar Corporation and its subsidiaries. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

                                 PART II
                            OTHER INFORMATION

Item 5.  Other Information.

      On October 23, 1997, the Board of Directors of Questar Corporation (Questar or the Company) appointed Scott S. Parker to serve as a director. Mr. Parker, age 62, is the President and Chief Executive Officer of Intermountain Health Care, Inc. (IHC), a nonprofit, integrated health care system headquartered in Salt Lake City, Utah. He was appointed to fill a vacancy created by the resignation of James A. Harmon in June of 1997. (See the Company's Report on Form 10-Q for the period that ended on June 30, 1997.) Mr. Parker's term on the Company's Board expires in May of 1998.
      IHC is Utah's largest health care system that includes health plans, 23 hospitals, affiliated physician groups, and 19,000 employees. Questar offers two health maintenance organizations and a preferred provider organization through IHC as options available to employees and retired employees under the Company's health plan.


                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       QUESTAR CORPORATION
                                       (Registrant)



November 12, 1997                       /s/R. D. Cash
    (Date)                              R. D. Cash
                                        Chairman of the Board, President and
                                        Chief Executive Officer



November 12, 1997                       /s/ S. E. Parks
   (Date)                               S. E. Parks
                                        Vice President, Treasurer and
                                        Chief Financial Officer