Form 10-K405
period 1997-12-31
QUESTAR CORP
filed 1998-03-26
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1997 OR

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

180 East First South, P.O. Box 45433, Salt Lake City, Utah84145-0433
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:(801) 324-5000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         Name of each exchange on
          Title of each class                which registered

          Common Stock, Without Par ValueNew York Stock Exchange
          Common Stock Purchase Rights   New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on February 27, 1998, was $1,727,273,823 (based on the closing price of such stock).

     On February 27, 1998, 41,116,030 shares of the registrant's common stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

                         TABLE OF CONTENTS

Heading                                                      Page

                              PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES
             General
             Market Resources, Exploration and Production
             Market Resources, Wholesale Marketing
             Market Resources, Gathering and Processing
             Market Resources, Retail Products and Services
             Market Resources, General
             Regulated Services, Introduction
             Regulated Services, Retail Distribution
             Regulated Services, Transmission and Storage
             Other Operations
             Employees
             Environmental Matters
             Research and Development
             Oil and Gas Operations

Item 3.   LEGAL PROCEEDINGS

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

Item 6.   SELECTED FINANCIAL DATA

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION

Item 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA

Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

SIGNATURES


                                FORM 10-K

                           ANNUAL REPORT, 1997

                                 PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

      Registrant Questar Corporation ("Questar" or "the Company") is an integrated energy services holding company. It has two basic divisions, Market Resources and Regulated Services. Market Resources engages in energy development and production; gas gathering and processing; wholesale gas, electricity and hydrocarbon liquids trading; and retail energy services. Regulated Services conducts interstate gas transmission and storage activities and retail gas distribution services. The Company is also involved in information and communication systems and technologies.

      The Company was organized in 1984 and became a publicly held entity when the shareholders of Mountain Fuel Supply Company (recently renamed Questar Gas Company or "Questar Gas") approved a corporate reorganization. Questar was created to provide organizational and financial flexibility and to achieve a more clearly defined separation of utility and nonutility activities. Questar is a "holding company," as that term is defined in the Public Utility Holding Company Act of 1935, because Questar Gas is a natural gas utility. The Company, however, qualifies for and claims an exemption from provisions of such act applicable to registered holding companies.

      As is noted in the following organization chart, Questar's Regulated Services unit includes a subholding entity, Questar Regulated Services Company ("QRS"), Questar Gas and Questar Pipeline Company ("Questar Pipeline"). Market Resources entities are owned through another subholding company, Entrada Industries, Inc. ("Entrada"). They include Wexpro Company ("Wexpro"), Celsius Energy Company ("Celsius"), and its Canadian subsidiary, Celsius Energy Resources Ltd. ("Celsius Ltd."), Universal Resources Corporation ("Universal Resources"), Questar Gas Management Company ("QGM"), Questar Energy Trading ("Questar Energy Trading"), and Questar Energy Services, Inc. ("Questar Energy Services"). The Company's information and communication activities are conducted by Questar InfoComm, Inc. ("Questar InfoComm").

   Questar Corporation

     Questar InfoComm, Inc.
     (Information Services)

     Entrada Industries, Inc.
     (Subholding Company)

        Wexpro Company
        (Production)

        Universal Resources Corporation
        (Exploration and Production)

        Celsius Energy Company (Celsius Energy Resources Ltd.)
        (Exploration and Production)

        Questar Energy Trading Company
        (Marketing)

        Questar Gas Management Company
        (Gathering and Processing)

        Questar Energy Services, Inc.
        (Retail Services)

     Questar Regulated Services Company
     (Subholding Company)

        Questar Gas Company
        (Retail Distribution)

        Questar Pipeline Company
        (Transportation and Storage)

      As an integrated provider of energy services, the Company believes that its structure enhances its operating flexibility as traditional regulated activities (interstate transmission and storage and retail distribution) become deregulated and more competitive and as previously packaged services become unbundled. Questar's integrated structure also enhances its financial strength by providing a balance between the stability of regulated operations and revenues associated with rate-base assets and the earnings growth potential of exploration and production operations, wholesale marketing, gathering and processing, and unregulated retail services.

      Questar intends to continue emphasizing the ownership of assets, reserves, pipelines, storage reservoirs, distribution systems, as it offers new and traditional services in a changed environment with different rules and new players. The Company has important partnerships and joint venture arrangements and is pursuing new alliances to strengthen its position and to minimize its risks.

      Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note 12 in the Notes to Consolidated Financial Statements.

      The Company's activities are discussed below.

Market Resources, Exploration and Production

      The Company has been in the exploration and production ("E&P") business since its organization in 1935. Through the ensuing years, the Company's E&P activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 1997 was a good year for Questar's E&P operations, as production volumes and commodity prices increased. The E&P group, however, did not achieve its objective to purchase additional reserves and recorded a $3 million write-down for its Canadian properties.

      The Company has three affiliates, Wexpro, Celsius, and Universal Resources, that are directly engaged in E&P operations. The division of Questar's E&P activities into three companies is a result of historical developments. All three companies are managed by the same group of officers, although each also has a separate general manager. Together, the three companies form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration.

      The E&P group also has a geographical balance and diversity, with Wexpro and Celsius located in the Rocky Mountain area and Universal Resources concentrated in the Midcontinent area. A division of Universal Resources, known as Questar Energy Company, operates properties located in the Southwest, e.g., the San Juan and Paradox Basins. Celsius Ltd. owns the Canadian assets acquired in 1996.

      Natural gas remains the primary focus of the Company's E&P operations. As of year-end 1997, the Company had proved reserves (excluding Questar Gas's cost-of-service reserves) of 379.0 billion cubic feet ("Bcf") of gas and 17.5 million barrels ("MMBbls") of oil, compared to 384.0 Bcf of gas and 20.8 MMBbls of oil as of the same date in 1996. (Any references to oil in this report include natural gas liquids.) In 1997, the E&P group did not replace the reserves, through acquisitions or drilling activities, that it produced. See "Oil and Gas Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

      The E&P companies participated in 235 (gross) wells in 1997, compared to 108 wells in 1996. The 235 wells were divided between 11 exploratory wells and 224 development wells and included 91 gas wells, 70 oil wells, 22 dry holes and 52 wells in progress (waiting on completion or drilling) at year-end. The overall drilling success in 1997 was 88 percent.

      Section 29 tax credits continued to benefit the E&P group during 1997. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells be commenced prior to January 1, 1993. The properties are often referred to as "tight sands" or low permeability formations from which it is generally more expensive to produce gas. For gas volumes produced from tight gas sands, the basic credit is $.52 per decatherm ("Dth"), but is equivalent to a price increase of $.90 per Dth at the wellhead when factoring in applicable taxes. During 1997, Celsius and Universal Resources recorded $6.6 million in Section 29 credits. Approximately 19 percent of the combined gas production of Celsius and Universal Resources qualified for the Section 29 tax credits. (Wexpro does not have an economic interest in the cost-of-service gas produced from Questar Gas's properties. Questar Gas earns the credits associated with such gas.) In addition, Canadian assets generated Alberta royalty trust credits of $782,000 in 1997.

      The production of oil and gas is subject to regulation by appropriate federal and state agencies. In general, these regulatory agencies are authorized to make and enforce regulations to prevent waste of oil and gas, protect the correlative rights and opportunities to produce oil and gas by owners of a common reservoir, and protect the environment. Many leases held or operated by the E&P group are federal leases subject to additional regulatory requirements. Both federal and state agencies are imposing more restrictions on access to leasehold acreage, thereby increasing the planning time to obtain drilling permits and limiting the E&P group's flexibility to adapt quickly to circumstances.

      The following description of Questar's E&P group is bifurcated between Wexpro and the combined Celsius/Universal Resources:

      Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Questar Gas. Questar Gas's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981.

      Wexpro, unlike Celsius and Universal Resources, generally does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 9 in the Notes to Consolidated Financial Statements.) Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its investment. In connection with its successful development gas drilling, Wexpro charges Questar Gas for its costs plus a specified rate of return (currently 21.69 percent and adjusted annually based on a specified formula) on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 1997, Wexpro's net investment in cost-of-service operations was $87.9 million. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming, and retained experts.

      The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 45 percent of Questar Gas's system requirements during 1997. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 1997, the average wellhead cost of Questar Gas's cost-of-service gas was $1.32 per Dth, which is lower than Questar Gas's average price for field-purchased gas. To fulfill its obligations to Questar Gas under the settlement agreement, Wexpro must continue to be an efficient operator.

      Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. Wexpro, in 1997, produced 37.5 Bcf of natural gas from Questar Gas's cost-of-service properties and added reserves of 14.4 Bcf through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

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

      Celsius Energy Company/Universal Resources Corporation. Celsius and Universal Resources are combined from an operating and financial perspective. Historically, Celsius operated in the Rocky Mountain area and emphasized exploration and development opportunities while Universal Resources, acquired as an independent company in 1987, operated in the Midcontinent and emphasized development and acquisition opportunities. The companies continue to maintain separate regional offices, with Celsius' office in Denver, Colorado, and Universal Resources' in Oklahoma City, Oklahoma.
Celsius and Universal Resources, for the third consecutive year in 1997, produced more gas in the Midcontinent than in the Rocky Mountains. They also spent more drilling dollars, during 1997, in the Midcontinent than in the Rocky Mountains.

      Gas production for the two entities increased from 40.5 Bcf in 1996 to 47.4 Bcf in 1997. The increase in production was attributable to the reserve acquisitions made in 1996. Celsius and Universal Resources received an average selling price of $1.89 per thousand cubic feet ("Mcf") in 1997, compared to $1.53 per Mcf in 1996. Gas production belonging to the two entities is produced from four separate gas producing regions, the Midcontinent area, the San Juan Basin area, the Rocky Mountain area, and the Canadian area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation.

      Gas prices remained volatile during 1997; spot prices for Rocky Mountain production ranged from under $1.00 per Mcf to more than $4.00 per Mcf. The Company hedges as much as 50 percent of its production in order to minimize the effect of price volatility on revenues. Hedging activities are conducted by Questar Energy Trading.

      The combined full-cost amortization rate for the two entities was $.84 per Mcf equivalent ("Mcfe"), compared to $.79 per Mcfe in 1996.

      Celsius and Universal Resources increase their activities and minimize their risks by finding partners that will drill wells on their acreage to acquire an interest in any resulting production. Examples of these arrangements include a joint exploration program with North American Resources Co. in the Moxa Arch area of southwestern Wyoming, a similar venture with Texaco Exploration and Production Company in the Ham's Fork region also located in southwestern Wyoming, and an agreement with Marathon Oil Company covering the Vermillion Basin along the Wyoming-Colorado border. Celsius was also involved with deep drilling activities conducted by Union Pacific Resources Company in the Brady unit in southwestern Wyoming.

      Wexpro, under the terms of the Wexpro agreement, owns oil-producing properties, including an interest in the Brady unit mentioned above. Under the terms of the settlement agreement, the revenues from the sale of crude oil produced from such properties are used to recover operating expenses and provide Wexpro with a return on its investment. In addition, Wexpro receives 46 percent of any residual income.

      During 1997, Celsius, Universal Resources, and Wexpro, on a combined basis, produced 2.9 MMBbls of oil, compared to 2.5 MMBbls in 1996. The production was sold at an average price of $18.29 per barrel, compared to $18.80 per barrel in 1996.

Market Resources, Wholesale Marketing

      Questar Energy Trading conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is produced by affiliates) to build a flexible and reliable portfolio. Questar Energy Trading aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities. During 1997, Questar Energy Trading marketed a total of 125.5 million decatherms ("MMDth") of natural gas, 1.7 MMBbls of liquids, and 699,000 megawatt-hours of electricity and earned a gross profit margin of $4,239,000. (The volumes and margins exclude affiliated production.)

      Questar Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing purchases. Questar Energy Trading hedges at least a portion of equity production and does so with a variety of contracts for different periods of time.

      As a wholesale marketing entity, Questar Energy Trading concentrates on markets in the Pacific Northwest, Rocky Mountains, Midwest, and western Canada that are close to reserves owned by affiliates or accessible by major pipelines. Questar Energy Trading sustained a loss in 1997, as its margins decreased and as it adjusted the prices paid for affiliated production.

      To sustain its activities in an increasingly competitive environment in which sellers and purchasers are becoming more sophisticated, Questar Energy Trading needs to expand its capabilities. Through a new limited liability company, it has recently filed an application with the Federal Energy Regulatory Commission ("FERC") seeking authorization to construct and operate a private storage reservoir in southwestern Wyoming adjacent to several interstate pipelines and is negotiating partnerships with electricity providers and others to obtain additional expertise and access to sophisticated information technology.

Market Resources, Gathering and Processing

      QGM conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the FERC. QGM was originally established in 1993 to construct and operate the Blacks Fork processing plant in southwestern Wyoming. It expanded in 1996 when Questar Pipeline spun down its gathering assets and activities. QGM was then moved from Questar Pipeline to the Market Resources group in mid-1996 and acquired the processing plants that formerly belonged to Universal Resources and Celsius.

      QGM's gathering system, which consists of 1,400 miles of gathering lines, compressor stations, field dehydration plants, and measuring stations, was largely built to gather production from Questar Gas's cost-of-service properties. During 1997, QGM gathered 28.5 MMDth of natural gas for Questar Gas, compared to 30.2 MMDth in 1996, for which it received $7.8 million in demand charges from Questar Gas.
Under the terms of a contract that was assigned with the gathering assets from Questar Pipeline, QGM is obligated to gather Questar Gas's cost-of-service production for the life of the properties.

      QGM assumed a gathering contract with Questar Gas with a provision specifying that gathering rates would be redetermined effective
September 1, 1997. The new gathering rates result in lower margins to QGM.

      During 1997, QGM continued to expand the volumes of gas it gathered for nonaffiliated customers. Of its total throughput of 103.8 MMDth, a total of 57.6 MMDth were gathered for nonaffiliated customers.

      QGM's gathering system was originally built as a regulated asset; QGM now must operate in a different competitive environment. Often, new wells will have connections with more than one gathering system, and producers insist that gathering systems be tied to more than one pipeline. During 1997, QGM reduced its future labor costs by offering an enhanced early retirement program to its employees. It also recorded a $3 million asset write-down.

      In addition to gathering activities, QGM is also engaged in processing activities. It owns a 50 percent interest in the Blacks Fork processing plant, which has a daily capacity of 84 million cubic feet ("Mmcf") and will be expanded during 1998. This plant, which is located in southwestern Wyoming, strips liquids (e.g., ethane, butane) from natural gas volumes. QGM and Wexpro jointly own a new processing facility located in the Canyon Creek area of southwestern Wyoming that has an operating capacity of 45 Mmcf per day. QGM also owns interests in other processing plants in the Rocky Mountain and MidContinent areas.

Market Resources, Retail Products and Services

      Questar Energy Services was organized to take advantage of opportunities created by the unbundling of retail energy services traditionally offered by utilities. It has currently targeted Questar Gas's service area for a bundle of products and services under the label "Questar HomeWorks." These products include home security systems, carbon monoxide detectors, and other items. Questar Energy Services has access to Questar Gas's customers through bill stuffers and invoices customers for its products through their Questar Gas bills. Questar Energy Services has an appliance financing program and participates with a group of heating and air conditioning contractors to handle appliance repairs.

      Questar Energy Services sustained a loss during 1997, which was attributable to start-up and advertising costs. In order to succeed, Questar Energy Services must continue to form alliances with other parties, develop and promote higher margin products and services, and concentrate attention on commercial customers.

Market Resources, General

      Questar's Market Resources segment is growing faster than its Regulated Services segment. The Company expects to spend more capital budget funds on this segment to expand reserves through acquisitions and drilling and to enlarge its infrastructure of gathering systems, processing plants, header facilities, and nonregulated storage facilities. The volatility of commodity prices makes it imperative for the Market Resources group to manage risks and form strategic alliances. This segment will continue to expand the scope of its activities and joint venture or alliance relationships. Questar has announced a goal of having this segment account for at least 55 percent of corporate earnings by 2000.

      The diversity of the activities pursued by Market Resources companies should not cloud the basic strategy to pursue complementary growth. As the E&P companies find or acquire new reserves, QGM has more opportunities to expand gathering and processing activities, and Questar Energy Trading has more physical production to support its marketing programs.

Regulated Services, Introduction

      Questar's Regulated Services segment includes Questar Gas, a retail distribution utility; Questar Pipeline, an interstate pipeline; and QRS, a subholding company that provides administrative services to both entities. All three companies have some common officers and share service functions, e.g., marketing, planning, business development, engineering, public and employee communications, compensation, legal, regulatory affairs, accounting, and budgeting. The employees in all three entities share base and incentive compensation programs and are expected to work together to improve customer service and operating efficiency. The integration of the entities has resulted in lower operating and maintenance costs and better coordination of activities and projects.

Regulated Services, Retail Distribution

      On December 31, 1997, Mountain Fuel legally changed its name to Questar Gas as a key component of a new strategy to promote name recognition for "Questar." Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 1997, it was serving 641,696 sales and transportation customers, a 3.8 percent increase from the 618,231 customers as of year-end 1996. (Customers are defined in terms of active meters.)

      Approximately 96 percent of Questar Gas's customers live in Utah. Questar Gas distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Questar Gas supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, and Evanston, and the southeastern Idaho community of Preston. Questar Gas has the necessary regulatory approvals granted by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

      Questar Gas added 23,465 customers in 1997, which was the fourth consecutive year in which it added at least 20,000 customers. The customer growth reflects Utah's economic prosperity and continued in-migration. Utah's population is growing faster than the national average, and Questar Gas expects to add 15,000-20,000 customers each year until at least 2002, when Salt Lake City hosts the Winter Olympics.

      Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) consumes over 75 percent of his total gas requirements in the coldest six months of the year. Questar Gas's revenue forecasts used to set rates are based on normal temperatures. As measured in degree days, temperatures in Questar Gas's service area were 6 percent warmer than normal in 1997, which was the fourth consecutive year in which temperatures have been warmer than normal.

      Questar Gas's sensitivity to weather and temperature conditions, however, has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which was in effect for all of 1997, adjusts the non-gas portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

      During 1997, Questar Gas sold 85.8 MMDth to residential and commercial customers, compared to 80.8 MMDth in 1996. General service sales to residential and commercial customers were responsible for 89 percent of Questar Gas's total revenues in 1997.

      Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1997-98 heating season, Questar Gas used a design-day demand of 958,798 Dth for firm sales customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm transportation customers. Questar Gas's management believes that the distribution system is adequate to meet the demands of its firm customers.

      Questar Gas's total industrial deliveries, including both sales and transportation, increased from 58.1 MMDth in 1996 to 60.8 MMDth in 1997.

      Questar Gas has been providing transportation service since 1986. It has worked diligently to retain its transportation customers with cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Questar Gas's sales rates.

      Questar Gas's largest transportation customers, as measured by revenue contributions in 1997, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City.

      Questar Gas's competitive position has been strengthened as a result of owning natural gas producing properties. During 1997, it satisfied 45 percent of its system requirements with the cost-of-service gas produced from such properties. (As defined, cost-of-service gas includes the gas attributable to royalty interest owners.) These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Questar Gas's investment in these properties is included in its utility rate base. (A court-approved settlement agreement, described in Note 9 in the Notes to Consolidated Financial Statements, specifies the terms relating to the ownership and operation of these properties.) Questar Gas estimates that it had reserves of 336.9 Bcf as of year-end 1997, compared to 359.9 Bcf as of year-end 1996. (The reserve numbers do not include volumes attributable to royalty interests.) The average wellhead cost associated with Questar Gas's cost-of-service reserves was $1.32 per Dth in 1997 (compared to an actual cost of $2.26 per Dth of purchased gas). During 1997, Questar Gas recorded $2.7 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Questar Gas believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

      Questar Gas uses storage capacity at Clay Basin to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

      Questar Gas has been directly responsible for its gas acquisition activities since September 1, 1993. It has a balanced and diversified portfolio of approximately 42 gas supply contracts with more than 21 suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. Questar Gas purchases gas on the spot market and under longer-term contracts, primarily during the winter heating season. The contracts have market-price provisions and are either of short-term duration or renewable on an annual basis upon agreement of the parties. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In its latest semi-annual purchased-gas-cost filing, Questar Gas estimated that its average wellhead cost of field-purchased gas would be $1.83 per Dth for 1998.

      Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Questar Gas to retain over 90 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah.

      Although Questar Gas is a public utility and has no direct competition from other distributors of natural gas for residential and commercial customers, it competes with other energy sources. Questar Gas continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources.

      Questar Gas is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Most households in Questar Gas's service area already use natural gas for space and water heating. Its market share for other gas appliances, e.g., ranges and dryers, has historically been less than 30 percent, which is significantly lower than its over 90 percent market share for furnaces and water heaters. Questar Gas has marketing campaigns to convince existing customers to take advantage of natural gas's lower prices and greater efficiency by converting other appliances to natural gas. It also has marketing campaigns to encourage contractors to install the necessary lines for gas fireplaces, ranges, and dryers in new homes.

      Questar Gas believes that it must maintain a competitive price advantage in order to retain its residential and commercial customers and to build incremental load by convincing current customers to convert additional appliances to natural gas. Consequently, Questar Gas follows an annual gas supply plan that provides for a judicious balance between cost-of-service gas and purchased gas and that allows it to increase operating efficiency.

      During 1997, Questar Gas's rates increased significantly, primarily as a result of higher-than-forecast purchased gas costs. The typical residential customer in Utah would have an annual bill of $594.53, using rates as of January 1, 1998, compared to an annual bill of $512.38, using rates in effect as of the same date a year earlier. (The largest portion of this increase reflects a surcharge to amortize an undercollection in Questar Gas's gas balancing account. The undercollection has been substantially reduced and the surcharge may be reduced or eliminated in future filings.) The 1998 rates remain lower than they were in 1985.

      The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Questar Gas's service area and provides an alternative delivery source for Questar Gas's transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River pipeline. The existence of this interstate pipeline system has made it possible for Questar Gas to extend service into a new area in Utah and to develop a second source of supply for its central and its southern Utah system. Questar Gas has a tap on the Kern River line in Salt Lake County for the delivery of additional peak-day supplies to meet increasing demand.

      As of September 1, 1997, Questar Gas's transportation customers are no longer required to pay a special additional charge if they do not use their upstream capacity on Questar Pipeline. The cessation of this charge, which had been approved by the PSCU for a transitional period, may lead to discounted released capacity revenues and a reduction in the revenues retained by Questar Gas. Questar Gas currently retains 10 percent of such revenues for Utah rate-making purposes (reduced from 20 percent effective February 18, 1997) and credits 90 percent of such revenues to its gas balancing account.

      Questar Gas and all other local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services. As a local distribution company, Questar Gas owns and controls the lines through which gas is delivered, is the only supplier of natural gas to residential customers, measures the consumption of gas used by its customers, and bills for consumption and related services. The services provided by Questar Gas are packaged and priced as a "bundle." Most unbundling discussions focus on extending residential and commercial customers the same choices provided industrial customers, i.e., allowing them to separate the commodity supply from the transportation service. (Industrial customers have enjoyed the benefit of supplier choice for over 10 years.)

      Questar Gas has been reviewing the opportunities and risks associated with unbundling and believes that it is well-positioned to succeed in a competitive environment. With an annual operating and maintenance expense of $159 per customer and an overall customer satisfaction rating of 90 percent, Questar Gas is accurately described as an efficient local distribution company. Its operating efficiency is buttressed by owning the reserves to meet 40-50 percent of its current demand and by having storage capacity to balance the relationship between production of its reserves and seasonal demands of residential customers.

      Questar Gas and other retail distribution companies have been subject to governmental regulation as a substitute for competition. Other industries, airline, trucking, telecommunication, financial service, and interstate pipeline, have been and are being deregulated, and competitive market forces are forcing these industries to focus on operating efficiency. The substitution of competition for regulation has caused Questar Gas and other distribution companies to continue to review their costs and reexamine their commitment to sales service.

      On November 26, 1997, Questar Gas filed an application with the PSCW requesting permission to offer "supplier choice" to its general service customers in Wyoming. Questar Gas's proposal, which has been approved by the PSCW, allows customers to select, on an annual basis, a different supplier of gas while purchasing transportation and associated services from Questar Gas. Customers can continue purchasing full service (commodity, transportation, and associated services) from Questar Gas. The first "open season" during which customers can select a new commodity supplier runs from March 1 through April 30, 1998.

      Questar Gas has over 21,500 general service customers in Wyoming and expects that a majority of them will continue to choose full service. The Wyoming unbundling program should provide Questar Gas with valuable information about customer preferences if retail utility services are unbundled in the Utah market.

      The state of Utah and the PSCU are actively involved in reviewing the restructuring and unbundling of telephone and electric utility services. Questar Gas anticipates that electric utility service will be unbundled before retail gas distribution service. Given its attractive rates and high customer service ratings, Questar Gas does not believe that its residential customers will push for rapid unbundling in Utah.

      As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. (Questar Gas's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, rates for Questar Gas's Idaho customers are regulated by the PSCU.) Questar Gas's natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions.

      Questar Gas has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing labor costs, consolidating activities, and utilizing new technology. Questar Gas does not expect to file a general rate case application with the PSCU or the PSCW in 1998. It is currently authorized to earn a return on rate base of 10.4 percent in Wyoming and of 10.22 to 10.34 percent in Utah.

      Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. Questar Gas received regulatory approval from the PSCU and the PSCW to adjust its rates in October of 1997, to reflect unexpected purchased gas cost increases and to address the undercollection in its balancing account. On an aggregate basis, Questar Gas increased its 1997 revenues by $86.8 million in Utah and $3.6 million in Wyoming to reflect gas cost increases. Questar Gas did not change its rates as of January 1, 1998, in either state.

      The PSCU has not issued an order in a pending case involving gathering rates paid by Questar Gas to QGM. QGM provides gathering services to Questar Gas under a 1993 agreement that was assigned to it by Questar Pipeline. The agreement specified that contract rates would be redetermined as of September 1, 1997; the redetermination resulted in lower rates. The Utah Division of Public Utilities (the "Division"), a state agency, claims that the reduction in gathering rates should be extended retroactively to March of 1996, when Questar Pipeline transferred the gathering assets and agreement to QGM. The Division's claims involve approximately $7.8 million.

      The PSCU presided over public hearings to address the Division's claims, and both parties have fully briefed the issues. Questar Gas believes that its gathering costs are reasonable and that it should not be required to retroactively adjust its gathering rates.

      Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 19,256 miles of street mains, service lines, and interconnecting pipelines. Questar Gas has consolidated many of its activities in its operations center, warehouse and garage located in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Questar Gas has fee title to the properties on which its operation and service centers are constructed.

Regulated Services, Transmission and Storage

      Questar Pipeline is an interstate pipeline company that is engaged in the transportation and storage of natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline is subject to regulation by the FERC as to rates and charges for storage and transportation of gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, accounts and records, and depreciation and amortization policies. Questar Pipeline holds certificates of public convenience and necessity granted by the FERC for the transportation and underground storage of natural gas in interstate commerce and for the facilities required to perform such operations.

      As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Questar Pipeline is involved in two partnerships, Overthrust Pipeline Company ("Overthrust") and TransColorado Gas Transmission Company ("TransColorado"). During 1997, it increased its percentage interest in both partnerships.

      Questar Pipeline's transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple connections to other major pipeline systems and access to major producing areas. Questar Pipeline's transmission system connects with the transmission systems of Colorado Interstate Gas Company, the middle segment (commonly referred to as the "WIC segment") of the Trailblazer pipeline system, The Williams Companies, Inc. ("Williams"), and Kern River Gas Transmission Company ("Kern River"). These connections provide access to markets outside Questar Gas's service area and allow Questar Pipeline to transport gas for nonaffiliated customers.

      Questar Pipeline's transmission system includes 1,763 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Questar Gas's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas.) This system includes two major segments, often referred to as the northern and southern systems; the northern system segment extends from northwestern Colorado through southwestern Wyoming into northern Utah, and the southern system segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

      Questar Pipeline's largest transportation customer is Questar Gas. During 1997, Questar Pipeline transported 110.3 MMDth for Questar Gas, compared to 100.2 MMDth in 1996. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Questar Gas, as well as some volumes purchased by Questar Gas directly from field producers.

      As of September 1, 1997, Questar Gas has a reserved firm transportation capacity of about 800,000 Dth per day, or approximately 70 percent of Questar Pipeline's reserved capacity. Questar Gas paid reservation charges of $49.6 million to Questar Pipeline in 1997; these charges include reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Questar Gas releases it to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from Questar Pipeline.

      Questar Pipeline's transportation agreement with Questar Gas expires on June 30, 1999. The parties expect that the agreement will be extended, given Questar Gas's design-day requirements and Questar
Pipeline's competitive transportation rates.

      Questar Pipeline recovers approximately 95 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay primarily for access to transportation capacity, rather than for the volumes actually transported. Consequently, Questar Pipeline's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly impacted by fluctuating demand based on the vagaries of weather or natural gas prices. Questar Pipeline's revenues may be adversely affected if the FERC changes its basic regulatory scheme of "straight-fixed variable" rates.

      Questar Pipeline's total system throughput decreased from 276.4 MMDth in 1996 to 264.3 MMDth in 1997. Volumes of gas transported from other affiliated customers decreased from 44.3 MMDth in 1996 to 37.8 MMDth in 1997. The volumes of gas transported from nonaffiliated customers decreased from 131.9 MMDth in 1996 to 116.2 MMDth in 1997.

      Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The FERC's Order No. 636 and Questar Pipeline's tariff provisions based on Order No. 636 require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. Questar Pipeline does have limited opportunities for interruptible transportation service.

      Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or improve transportation services. During 1997, Questar Pipeline completed the first phase of a project to build a 20-inch diameter line extending from Clay Basin to Coleman Compressor Station in southwestern Wyoming. The final phase of this project is scheduled to be completed in 1998. The project has already significantly expanded Questar Pipeline's capacity to move gas north from its storage facility at Clay Basin and its southern system. Questar Pipeline also expanded its capacity to transport production from the Ferron area of eastern Utah, which is the site of a large project to produce gas from coal seams to market areas.

      The Kern River pipeline, which is currently owned by Williams, was built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California. It runs through Utah's Wasatch Front, making it possible for some large industrial customers to bypass both Questar Gas and Questar Pipeline by buying transportation service on Kern River. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, has also provided Questar Pipeline with opportunities to make additional connections with outside markets.

      During 1997, Questar Pipeline increased its ownership in Overthrust from 36 to 54 percent. It is the operating partner of Overthrust, a general partnership that was organized in 1979 to construct, own, and operate the Overthrust segment of the Trailblazer system, a pipeline that transports gas from Wyoming to the Midwest. Although the Overthrust segment is currently underutilized, the Overthrust partners are reviewing opportunities, including backhauling, to increase its value. The Overthrust partnership agreement requires unanimous consent of all partners on major operating and financial issues.

      During 1997, Questar Pipeline agreed to increase its ownership interest in the TransColorado pipeline project to 50 percent. Questar Pipeline and its remaining partner, KN Energy, have ordered the pipe and compressor equipment and intend to begin construction of the second phase of the project during 1998 after the final environmental clearances are obtained. The pipeline is 292 miles in length and will extend from the Piceance Basin in western Colorado to Blanco, New Mexico, where it will connect with other pipeline systems. (Questar Pipeline did not originally participate in the first phase of the project, which was a 22-mile line between the San Juan Basin and Blanco facilities.) As designed, the pipeline could transport up to 300 MMcf of gas per day from western Colorado and other producing basins in Wyoming to California and other markets.

      This project, which was announced in 1990 and which has a total projected cost of $240 million, involves risks associated with the unwillingness of producers and other shippers to make long-term transportation commitments.

      Questar Pipeline operates a major storage facility at Clay Basin in northeastern Utah and three other storage facilities specifically designed to support Questar Gas's peak-demand requirements. Questar Pipeline's storage facilities are certificated by the FERC, and its rates for storage service (based on operating costs and investment in plant plus an allowed rate of return) are subject to the approval of the FERC. The Clay Basin storage reservoir has been operational since 1977 and has been providing open-access storage service since June of 1991.

      The Clay Basin facility is certificated for 46.3 Bcf of working gas capacity and a total capacity of 110 Bcf. (Working gas is gas that is injected and withdrawn) It has a maximum deliverability of 763 MMcf per day. Questar Pipeline recently completed a successful open season for additional working gas of 5 Bcf, which was fully subscribed. It has filed the necessary notice with the FERC to increase the facility's total capacity to 117 Bcf and expects to inject the additional volumes this summer.

      Storage service is important to parties that need a "shock absorber" to balance purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. The storage capacity at Clay Basin is fully subscribed by customers under long-term agreements. Questar Gas currently has 12.5 Bcf of working gas capacity at Clay Basin. Other large customers, in addition to Questar Gas, include Williams; Washington Natural Gas Company, a utility in the state of Washington; and BC Gas Utility Ltd., a distribution utility in British Columbia, Canada.

      Questar Pipeline also offers interruptible storage service at Clay Basin and also allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

      Questar Pipeline does not currently plan to file a general rate case in 1998. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

      In February of 1998, the FERC concluded an investigation in Questar Pipeline's gathering rates to Questar Gas for the period from November 1, 1988 through September 30, 1992. The order instituting the proceedings was issued by the FERC in May of 1997, contained allegations that Questar Pipeline may have violated a provision of the Natural Gas Act and its FERC tariff by charging gathering rates higher than the rates specified in its tariff, and required Questar Pipeline to show why it should not be obligated to refund the alleged overcharge of approximately $3.4 million plus interest to Questar Gas. When concluding the investigation, the FERC determined that Questar Pipeline committed a technical violation of applicable law, but ruled that it was not appropriate to order refunds or assess fines.

      During 1997 and 1998, Questar Pipeline expects to spend $2.8 million to comply with standards originally proposed by the Gas Industry Standards Board ("GISB") and mandated by the FERC. These requirements, commonly known as the GISB standards, are designed to facilitate the seamless transportation of gas volumes on different pipeline systems and address such issues as nominations, confirmations, priority of service, allocation, balancing, and invoicing. Questar Pipeline is complying with some standards and has obtained an extension until June 1, 1998, to be in full compliance.

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

      Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and increased the risks associated with new projects. Questar Pipeline has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline's Clay Basin storage facility has been and is being expanded in response to customer interest. Questar Pipeline intends to take advantage of these assets by increasing its "intra-hub capacity" or its ability to quickly and reliably move gas between receipt and delivery points and by expanding its storage capacity and services.

Other Operations

      In addition to the two primary segments of Market Resources and Regulated Services, Questar has "other operations." This group includes Questar InfoComm, which is a full-service provider of integrated information and communication services to affiliates and external businesses; miscellaneous real estate activities; and the ownership of stock issued by Nextel Communications Inc. ("Nextel").

      Questar InfoComm provides information, communication, and electronic measurement services. It operates a regional microwave system that covers much of Utah and southwestern Wyoming. This system, which has been converted to digital, was originally built to satisfy the needs of Questar's operations, but also carriers data for alternative telephone providers and other external customers. Questar InfoComm installs and maintains telephone-switching equipment and voice-mail systems. It built and leases a fiber optic telephone network in parts of Salt Lake City for an alternative telephone provider, NextLink Communications.

      Questar InfoComm also owns and operates the Business Continuity Center, which is designed to protect critical communication and data processing equipment in the event of a natural disaster. Although built to allow Questar companies to continue vital operations, the facility accommodates other tenants that have the same need to safeguard information and equipment. During 1997, an electronic measurement function was transferred from Questar Pipeline to Questar InfoComm.

      Questar, through an affiliate, owns a large office building in downtown Salt Lake City that has recently been remodeled, enlarged, and upgraded from a seismic protection perspective. The building has over 217,000 square feet of space and accommodates 800 employees. The Company has leased the building through 2012; its subsidiaries have subleased space in the building and use it as their principal place of business.

      Through an affiliate, Questar also owns 14.5 acres of commercial real estate in Salt Lake County that was the site of the Wasatch
Chemical clean-up activities. Although the Company intends to continue owning the property to minimize any future problems associated with environmental compliance, it believes that the property can earn attractive returns when leased.

      Questar retains approximately 2 million shares of stock issued by Nextel, an international wireless communication company. The Company acquired this stock in 1994 when it sold Questar Telecom, a specialized mobile radio subsidiary, to Nextel. Questar has sold approximately 1.9 million of its original 3.9 million shares and intends to continue selling such stock in favorable market conditions.

Employees

      As of December 31, 1997, Questar and its affiliates had 2,437 employees compared to 2,452 at year-end 1996. Of this total, 1,675 worked for the Regulated Services segment, 406 worked for Market Resources entities, and 356 worked for corporate and Questar InfoComm. None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees. Employee relations are generally deemed to be satisfactory.

Environmental Matters

      Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 1997, Questar continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. Entrada's liability for contamination is described in "Legal Proceedings" and in Note 6 in the Notes to Consolidated Financial Statements. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

      Questar is actively promoting the environmental advantages of natural gas in comparison to other fuels. It has actively participated in various clean air committees and has promoted the use of natural gas in automobiles. Questar's management believes that increasing concerns about environmental pollution will result in an increased demand for natural gas.

Research and Development

      Questar Gas has the primary responsibility for the Company's research and development activities. It evaluates gas conversion equipment, gas piping, and engines using natural gas and also evaluates technological developments with electrical appliances. In addition to conducting research activities and funding research activities of entities in which the Company has an equity position, Questar and its affiliates also contribute to research and development projects of industry associations, e.g., the Gas Research Institute. The total amount spent by Questar on research and development activities either directly or through contributions is not material.

Oil and Gas Operations

      Oil and gas operations are significant to the business functions and financial condition of Questar. (All information set forth below relates to the Company on a consolidated basis.) Certain information concerning the Company's oil and gas operations is presented in Note 10 in the Notes to Consolidated Financial Statements. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

      Reserve Reports. The following is a reconciliation of reserve quantities reported in Note 10 in the Notes to Consolidated Financial Statements and reserve quantities reported to other regulatory agencies:

      Questar is reporting 716 Bcf of natural gas reserves at year-end 1997. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

      Questar Gas files information using a FERC Form 2 format with the PSCU and PSCW and lists gas reserves of 390.2 Bcf (working interest) at December 31, 1997, which include reserves attributable to royalty interests. The 336.9 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note 10 exclude reserves attributable to royalty interests.

      Questar Pipeline files a Form 2 (Annual Report) with the FERC. The Form 2 discloses Questar Pipeline's cushion gas of 59.8 Bcf at December 31, 1997. This gas is not included in the total reserve number.

      Oil and Gas Production. 1\

                                   1997      1996     1995

     Natural gas (MMcf)           84,896   77,259    69,295
     Oil (MBbl)                    2,962    2,558     2,493


     1\Production quantities from all properties, including cost-of-service properties.

     Average Sales Price. 2\

                                   1997       1996    1995

     Natural gas per Mcf          $1.89      $1.53    $1.33
     Oil per Bbl                  18.29      18.80    15.96


     2\Average sales price is calculated on production excluding cost-of-service volumes.

     Average Production (Lifting) Cost. The average production cost Mcfe excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6 Mcf of gas.

                                    1997       1996    1995

     Production cost per Mcfe       $ .68      $ .62   $ .57


     Producing Wells at December 31, 1997.

                                       Gas        Oil

     Gross wells                      2,956      3,071
     Net wells                          982        478


      The numbers for gross wells include 132 wells with multiple completions.

      Leasehold Acreage at December 31, 1997. Questar can retain its interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. Leasehold acreage is located in the United States and Canada. Approximately 90 percent of the domestic unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 10 percent is attributable to fee leases that generally have three- to five-year terms. About 21 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken. Substantially all the Canadian unproved acreage is related to Crown or government leases, which provide for five-year terms.

      The following chart lists the Company's consolidated productive and unproved acreage:


                             Productive              Unproved
                          Gross       Net        Gross       Net
United States         2,431,161    788,415   1,645,775    670,480

Canada                   55,297     14,766     101,328     33,464

   Total              2,486,458    803,181   1,747,103    703,944


      Net Productive and Dry Wells Drilled.

                     Exploratory Wells        Development Wells
                    1997   1996    1995      1997   1996   1995
     Productive       3      3       2        36     19     24
     Dry              _      _       3         7      2      1

     Total            3      3       5        43     21     25


     Present Activities. At year-end 1997, Questar affiliates had a working interest in 35 wells waiting on completion and 17 wells being drilled.

     Delivery Commitments. Questar Gas is obligated to deliver natural gas to approximately 641,700 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

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

      Questar, Entrada, and Questar Gas have each been named a "potentially responsible party" for contaminants on property owned by Entrada in Salt Lake City, Utah. The property, known as the Wasatch Chemical property, was the location of chemical operations conducted by Entrada's Wasatch Chemical division, which ceased operation in 1978. A portion of the property is included on the national priorities list, commonly known as the "Superfund" list.

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

      Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline resulting from an adverse jury verdict in a case heard in Wyoming's federal district court. The jury, in late 1994, awarded an independent producer compensatory damages of approximately $6,100,000 and punitive damages of $200,000 on his claims involving take-or-pay, tax reimbursement, contract breach, and tortious interference with a contract. The presiding judge has not yet issued a decision concerning the competing forms of judgment submitted by the opposing parties. Questar Gas expects that any amounts arising from the breach of contract claims will be included in its gas balancing account and recovered in its rates for natural gas service.

      The producer involved filed a new lawsuit against Questar and its affiliates in 1997. This lawsuit was also filed in Wyoming's federal district court and presents some of the same claims heard in the first case for the time period since the first lawsuit. It also involves new claims of fraud and antitrust violations. This second lawsuit has been formally and indefinitely stayed, pending the issuance of a decision from the 1994 case.

      QGM, as one of two equal partners in the Blacks Fork processing plant, is involved in a construction lawsuit currently pending before a Texas state court. The Blacks Fork partnership originally filed the lawsuit alleging that the plant contractor breached the terms of the contract. The contractor, which was terminated prior to the end of the project, filed counterclaims alleging breach of contract, unjust enrichment, fraud, tortious interference with business relations, and injury to credit. Attorneys' fees and punitive damages of undetermined amounts have also been raised as issues. The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time.

      See "Regulated Services, Retail Distribution" and "Regulated Services, Transmission and Storage" for a review of significant regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of stockholders during the last quarter of 1997.


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 11 in the Notes to Consolidated Financial Statements. As of March 23, 1998, Questar had 11,871 shareholders of record and estimates that it had an additional 13,000-15,000 beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA

                            1997         1996        1995        1994        1993
                        (In Thousands, Except Per Share Amounts)
Revenues                    $933,274    $817,981    $649,287    $670,318    $660,430
Operating expenses
  Natural gas and other
    product purchases        399,941     314,271     199,419     212,528     224,500
  Other expenses             363,178     332,087     307,842     303,132     287,636
    Total operating
      expenses               763,119     646,358     507,261     515,660     512,136
   Operating income         $170,155    $171,623    $142,026    $154,658    $148,294

Write-down of investment in
   Nextel Communications                                        $(61,743)

Income from continuing
  operations                $104,795     $98,145     $83,786      49,417     $84,464
Gain from sale of Questar Telecom
   to Nextel Communications                                       38,126
Loss from discontinued
   operations                                                                 (2,772)
     Net income             $104,795     $98,145     $83,786     $87,543     $81,692

Basic earnings per common share
  From continuing
    operations                 $2.55       $2.39       $2.05       $1.21       $2.10
  Gain from sale of
    Questar Telecom                                                 0.95
  Loss from discontinued
    operations                                                                 (0.07)
     Net income                $2.55       $2.39       $2.05       $2.16       $2.03

Diluted earnings per common share
  From continuing
    operations                 $2.53       $2.38       $2.05       $1.21       $2.08
  Gain from sale of
    Questar Telecom                                                 0.94
  Loss from discontinued
    operations                                                                 (0.07)
     Net income                $2.53       $2.38       $2.05       $2.15       $2.01

Dividends per share            $1.24       $1.19       $1.16       $1.13       $1.09
Book value per common
  share                        20.59       18.82       17.51       16.17       14.99
Total assets               1,945,017   1,816,225   1,584,553   1,585,575   1,417,687
Net cash provided from
  operating activities       202,678     182,921     204,171     163,375     194,982
Capital expenditures         212,797     291,835     118,188     276,882     168,388

Capitalization
   Long-term debt, less
     current portion         541,986     555,509     421,695     494,684     371,713
   Redeemable cumulative
     preferred stock                       4,828       4,957       6,324       7,525
   Common stock              845,778     772,085     712,675     653,589     601,942
     Total capitalizatio  $1,387,764  $1,332,422  $1,139,327  $1,154,597    $981,180

ITEM 7. MAMAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

Questar Corporation reported 1997 net income of $104,795,000 or $2.55 basic earnings per share (EPS) compared with $98,145,000 or $2.39 basic EPS in 1996 and $83,786,000, or $2.05 basic EPS in 1995.

Questar's Regulated Services group, consisting of gas-distribution and interstate gas-transportation and storage, achieved net income of $55,660,000 compared with $51,631,000 in 1996 and $44,936,000 in 1995. Earnings of Questar Gas, which provides retail distribution services in Utah and portions of Wyoming and Idaho, were $29 million, level with the prior year. Questar Pipeline, which operates a natural gas-transmission and storage system in Wyoming, Colorado and Utah, earned $26.6 million in 1997 compared with $22.6 million for the prior year. The pipeline's net income benefited from $2.8 million in after-tax additions from capitalizing interest and capital costs associated with construction of the TransColorado Pipeline.

Questar's Market Resources group, which engages in various nonregulated activities, has net income of $41,063,000 in 1997 compared with $41,762,000 in 1996 and $35,295,000 in 1995. Net income from exploration and production activities increased 30% in 1997 primarily due to higher gas prices and production. Market Resources' 1997 performance was impacted by a $6 million pretax write-down of various gathering- and -production assets, along with losses in the energy-trading and retail energy-services areas. Gathering income fell from $4.5 million in 1996 to $1 million because of an asset write-down, a revised gathering agreement with Questar's distribution subsidiary, costs of an early-retirement program and other programs.

Other operations reported net income of $8,072,000 in 1997 compared with $4,752,000 in 1996 and $3,555,000 in 1995.
Questar realized a $5.5 million after-tax gain from the sale of 805,000 shares of Nextel Corp. stock. In the prior year, Questar sold 620,000 shares of stock in the communications-technology company for an after-tax gain of $3.7 million.

Net cash provided from operating activities increased to $202,678,000 in 1997 from $182,921,000 in 1996 due to higher net income and depreciation charges. Capital expenditures amounted to $212,797,000 in 1997 and were financed primarily through net cash flow provided from operations and short-term debt. Capital spending for 1998 is projected to reach $329,400,000 and to be financed with net cash flow from operations, bank loans and long-term debt. Common equity represented 61% and long-term debt 39% of consolidated capitalization at December 31, 1997.

RESULTS OF OPERATIONS

MARKET RESOURCES - The Market Resources group conducts
Questar's exploration and production, energy marketing and services, and gas gathering and processing operations.
Following is a summary of financial results and operating information:

                                                 Year Ended December 31,
                                         1997        1996        1995
                                     (Dollars In Thousands)
OPERATING INCOME
Revenues
  Natural gas and oil production        $143,211    $109,015     $82,395
  Energy marketing                       297,413     286,042     154,439
  Cost-of-service gas operations          49,887      53,119      59,831
  Gas gathering and processing            28,175      31,851      31,352
  Other                                    4,663       4,056       3,852
        Total revenues                   523,349     484,083     331,869
Operating expenses
  Energy purchases                       293,174     272,610     146,676
  Operating and maintenance               75,071      66,741      58,295
  Depreciation and amortization           73,087      58,590      53,747
  Other taxes                             22,506      19,034      17,977
  Oil-income sharing                       2,347       2,768       3,400
        Total expenses                   466,185     419,743     280,095
          Operating income               $57,164     $64,340     $51,774

OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                 47,442      40,519      32,663
    Oil and natural gas
      liquids (in Mbbls)                   2,938       2,502       2,436
Production revenue
    Natural gas (per Mcf)                  $1.89       $1.53       $1.33
    Oil and natural gas
       liquids (per bbl)                  $18.29      $18.80      $15.96
Energy marketing volumes
    Natural gas (in Mdth)                125,543     141,414     109,374
    Oil (in Mbbl)                          1,678       1,471
    Electricity (in MMwh)                    699         204
Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers            57,586      48,525      39,028
    For Questar Gas                       28,506      30,199      31,691
    For other affiliated customers        17,679       8,794       5,949
        Total gathering                  103,771      87,518      76,668
    Gathering revenue (per dth)            $0.21       $0.24       $0.28

Revenues for the Market Resources group increased 8% in 1997 when compared with 1996 due primarily to higher gas and oil production and gas selling prices. The volume of natural gas produced grew 17% to 47.4 billion cubic feet (Bcf) in 1997.
Oil and natural gas liquids (NGL) production increased to 2.9 million barrels (bbls) registering a 17% increase. Market Resources' revenues increased 46% in 1996 when compared with 1995 primarily due to higher gas and oil production and prices and increased energy-marketing activities. Gas production increased 24% and oil and NGL production increased 3% in 1996. The higher 1997 and 1996 production was primarily the result of two acquisitions, totaling $164 million and adding 194 billion cubic feet equivalent (Bcfe) of gas and oil reserves. These acquisitions occurred in the last third of 1996.

The Market Resources group achieved a five-year average finding cost of $.78 per thousand cubic feet equivalent (Mcfe) in 1997 compared with $.70 per Mcfe in 1996. Noncost-of-service reserve additions amounted to 45 Bcfe in 1997 and a production-replacement ratio of 62%. Reserve additions in 1996 of 235 Bcfe resulted in a 416% production-replacement ratio.

Natural gas prices in the United States improved in 1997, while the average price for Canadian production was flat when compared with 1996. The average price for gas received by Market Resources increased 24% to $1.89 per Mcf in 1997 reflecting higher demand. U.S. gas volumes represented 94% of Market Resources' 1997 production with prices averaging 42% higher than was received by Canadian operations. A $7.5 million after-tax impairment of Canadian producing properties measured under full-cost accounting rules was indicated at year-end 1997. Prices improved subsequent to year end 1997.
The Company recorded a write down of assets as additional depreciation expense in the fourth quarter of 1997, which reduced net income by $1.7 million after tax.

The average price for oil and NGL declined 3% in 1997 to $18.29. Oil prices weakened in the last half of 1997 as a result of increasing supply and decreasing demand. The weak demand and low oil prices have extended into the first quarter of 1998. In contrast, improving demand in 1996 led to higher prices for gas and oil received by Questar for the 12 months of 1996 when compared with the same period of 1995.

Higher gas prices resulted in increased revenues from energy-marketing activities in 1997 and 1996. Marketing of gas volumes comprised 84% of 1997 marketing revenues. The margin received from energy-marketing activities decreased 68% in 1997 as a result of paying higher prices for production from affiliated companies. Energy-marketing revenues increased 85% in 1996 when compared with 1995. The volume of gas marketed in 1996 was 29% ahead of 1995 because of increased success in utilizing undersubscribed natural gas-pipeline capacity. The Market Resources group also markets oil and electricity, which represented 16% of energy-marketing revenues in 1997 and 9% in 1996, respectively.

The Market Resources group periodically enters into swaps, futures contracts or option agreements to hedge its exposure to price fluctuations in connection with marketing production of natural gas and oil. Hedging also secures a known margin for the purchase and resale of gas, oil and electricity in marketing activities. Face value of these contracts at December 31, 1997 was $86.3 million, $2.6 million less than market value. Approximately, 99% of the contracts will expire by the end of 1998. At year-end 1997, Market Resources had hedges or fixed-price contracts in place for roughly 37% of its January 1998 gas production at an average price of $2.20 per Mcf to the wellhead and 9% of its oil production at $18.50 per bbl. These price-hedging positions assume prices are at the lower end of a contract range.

Revenues from Wexpro's cost-of-service gas operations declined 6% in 1997 when compared with 1996 and by 11% in 1996 when compared with 1995. The decreases were the result of a lower investment base and rate of return on investment. Wexpro's investment base, net of deferred income taxes at December 31 was $72,867,000 in 1997, $74,806,000 in 1996 and $85,116,000 in
1995. Wexpro's after-tax return on investment in those properties averaged 20.7% in 1997. For more details, see a summary of the Wexpro Settlement Agreement in Note 9 to the consolidated financial statements.

Revenues from gas gathering and processing fell 12% in 1997 when compared with 1996 after increasing slightly in 1996 when compared with 1995. The decrease in 1997 was the result of selling three processing plants and revising a gathering contract with an affiliated company. The revision became effective September 1, 1997 and reduced revenues by about $350,000 per month. Gathering assets were written down by $3 million pretax in 1997. The write-down was recorded as additional depreciation expense and reduced net income by $1.9 million. The amount of gas gathered increased in 1996 when compared with 1995 as a result of higher gas production in the areas served.

New program development costs, including advertising expenses, resulted in after tax losses from the retail energy-marketing activities of Market Resources of $1,021,000 in 1997 and $322,000 in 1996. In 1997, an early retirement program with a cost of $419,000 was offered to specified employees of the Market Resources group. Market Resources' operating results for 1996 were reduced by a $3,516,000 pretax loss associated with its share of the Western Market Center, which included writing off the investment.

REGULATED SERVICES - The Regulated Services group conducts
Questar's regulated services of natural gas distribution, transmission and storage activities.

Natural Gas Distribution - Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information:

                                                 Year Ended December 31,
                                         1997        1996        1995
                                     (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales      $399,174    $328,785    $315,458
  Industrial sales                        24,459      18,357      22,479
  Industrial transportation                6,491       5,898       6,127
  Other                                   18,099      18,888      18,705
        Total revenues                   448,223     371,928     362,769
  Natural gas purchases                  248,933     182,400     190,606
        Revenues less natural
          gas purchases                  199,290     189,528     172,163

Operating expenses
  Operating and maintenance              101,719      97,110      93,384
  Depreciation and amortization           31,160      28,309      25,469
  Other taxes                              8,174       8,071       9,588
        Total expenses                   141,053     133,490     128,441
          Operating income               $58,237     $56,038     $43,722

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales        85,747      80,844      73,950
  Industrial deliveries
    Sales                                  9,523       8,584       9,210
    Transportation                        51,313      49,499      59,569
      Total industrial                    60,836      58,083      68,779
        Total deliveries                 146,583     138,927     142,729

Natural gas revenue (per dth)
  Residential and commercial               $4.66       $4.07       $4.27
  Industrial sales                          2.57        2.14        2.44
  Transportation for industrial
    customers                               0.13        0.12        0.10
System natural gas cost (per dth)          $2.62       $2.44       $2.16
Heating degree days (normal 5,801)         5,465       5,307       5,047
  Warmer than normal                           6%          9%         13%
Number of customers at December 31,      641,696     618,231     592,738

Revenues, net of gas costs, increased $9,762,000 in 1997 when compared with 1996 and increased $17,365,000 in 1996 when compared with 1995. The increases resulted primarily from higher heating demand caused by colder temperatures and customer additions somewhat offset by lower rates. Temperatures were 3% colder in 1997 when compared with 1996 and 5% colder in
1996 when compared with 1995.   However, temperatures were
warmer than normal for the three years presented. This warmer-than-normal temperature trend was mitigated in 1997 and 1996 as a result of a weather-normalization adjustment, which was part of a 1995 rate settlement. Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in 1997 compared with about 50% in 1996.

On February 4, 1997, Questar Gas filed an application with the Public Service Commission of Utah (PSCU) to reduce block rates, eliminate a new-premises fee for multi-family dwellings and reduce capacity-release revenues retained by Questar Gas from 20% to 10%. The PSCU approved the filing effective February 18, 1997. Revenues were $2.1 million lower in 1997 as a result of this reduction. In addition, a revenue surcharge to customers on the southern system, in effect for the past ten years, expired in the last half of 1997. This resulted in an approximate $.6 million decrease in 1997 revenues and an estimated $2.4 million reduction on a yearly basis. The surcharge was added to this area's customer bills to help pay for the system expansion in 1987.

Questar Gas added 23,465 customers in 1997 and 25,493 customers in 1996 representing an increase of 3.8% and 4.3%, respectively. Customer additions in 1998 are expected to reach nearly 20,000.

Gas deliveries to industrial customers increased 5% in 1997 when compared with 1996 after decreasing 16% in 1996. The increase in 1997 was due to the effects of a healthy regional
economy.   The 1996 decrease was the result of the availability
of cheap electricity from hydropower sources, that reduced the use of gas for electricity generation.

Questar Gas' natural gas purchases were higher in 1997 when compared with 1996 due to a higher natural gas cost component allowed in rates and an increase in volumes sold. The gas-cost component in Utah rates was increased in January, July and October of 1997 in an effort to recover sharply increased natural gas purchase costs incurred during the 1996-1997 heating season. The PSCU approved, on an interim basis, gas cost pass through filings in 1997 for a total $86.8 million annualized increase. The Public Service Commission of Wyoming
(PSCW) also approved annualized rate increases of $3.6 million to allow recovery of purchased gas costs.

In March 1998, the PSCW approved Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option is extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled sales service as well. Questar expects that the option of unbundled service in Wyoming, will not have a material effect on earnings. Questar Gas will maintain its current structure in Utah. At December 31, 1997, Questar Gas served 21,632 customers in the state of Wyoming representing, 3% of the total number of customers served.

Questar Gas' operating and maintenance (O & M) expenses increased 5% in 1997 due primarily to costs of serving an expanding customer base, higher labor costs and modernization of key computer systems. O & M expenses increased 4% in 1996. Questar Gas initiated cost-containment measures intended to slow the increase of operating expenses. In 1997, Questar Gas and Questar Pipeline combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplications. In 1995, Questar Gas closed five service centers, reduced activities at five other service centers and offered an early-retirement program.

Natural Gas Transmission  - Questar Pipeline conducts the
Company's natural gas transmission and storage operations.
Following is a summary of financial results and operating information:

                                                 Year Ended December 31,
                                         1997        1996        1995
                                     (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                         $68,837     $67,656     $61,749
  Storage                                 34,410      34,280      31,276
  Other                                    2,190       2,242       1,747
        Total revenues                   105,437     104,178      94,772

Operating expenses
  Operating and maintenance               37,334      39,959      34,003
  Depreciation and amortization           14,797      14,206      12,911
  Other taxes                              2,816       2,519       3,370
        Total expenses                    54,947      56,684      50,284
          Operating income               $50,490     $47,494     $44,488

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers           116,215     131,895     151,943
    For Questar Gas                      110,311     100,161      79,872
    For other affiliated customers        37,797      44,327      38,839
       Total transportation              264,323     276,383     270,654
   Transportation revenue (per dth)        $0.26       $0.24       $0.23
Clay Basin storage, working gas-
    volumes (in Bcf)                        46.3        46.3        46.3

Revenues increased $1,259,000 or 1% in 1997 when compared with 1996 as a result of adding firm transportation contracts. The new contracts cover several short-haul portions of the pipeline. The increase in revenues reported in 1996 was due to a rate increase and expanded firm gas-storage activities. The Federal Energy Regulatory Commission approved rates which included a stated return on equity of 11.75%.

At December 31, 1997, approximately 82% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. The remaining 18% of transportation system capacity, which has multiple delivery points, is available for interruptible transportation. Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 800,000 dth per day, or about 70% of the total reserved daily-transportation capacity at December 31, 1997. This contract, which represents 80% of the demand charges collected by Questar Pipeline, expires June 30, 1999. Negotiations are under way to structure an agreement that would benefit both companies. Management believes that any new contract will not have a material impact on the results of operations, financial position or cash flows of Questar Pipeline.

Storage revenues were flat in 1997 compared with 1996 after increasing by 10% in 1996 from the year earlier. In addition to a rate increase, the higher revenues resulted when Clay Basin's firm-storage capacity increased from 41.8 Bcf to 46.3 Bcf in May 1995. Storage capacity at year-end 1997 was 100% subscribed and about 76% of the contractual volumes had remaining terms of at least 10 years. Questar Gas has reserved 27% of firm-storage capacity for at least 10 years. Questar Pipeline intends to expand working gas capacity at Clay Basin in 1998 by 5 Bcf at an estimated cost of $4 million. In an open season sign-up conducted in January 1998, all potential new capacity was pledged under long-term commitments. The expansion is expected to add about $3 million in annual revenues.

Questar Pipeline's O & M expenses decreased 7% in 1997 because of cost-containment measures and reduced labor and related costs. Questar Pipeline along with Questar Gas initiated cost-containment measures intended to slow the increase of O & M expenses. Questar Gas and Questar Pipeline in 1997 combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplications. O & M expenses increased 18% in 1996 when compared with 1995 caused by system expansion, one-time costs associated with the spin-down of certain assets that were eventually transferred in 1996 and issues in Questar Pipeline's 1996 rate settlement.

Questar Pipeline has a 50% ownership interest in a partnership building Phase II of the TransColorado pipeline in western Colorado. Upon completion of Phase II, Questar Pipeline will complete an acquisition of El Paso Energy Corporation's 50% interest in Phase I of the pipeline project completed in 1996, making Questar Pipeline a 50% owner of the entire project. KN Energy owns the other 50% interest. The 292-mile pipeline will cost about $240 million when completed. Questar Pipeline reported pretax earnings of $4,456,000 in 1997 from capitalizing the interest and financing costs associated with the pipeline project.

Questar Pipeline purchased an additional 18% interest in the Overthrust Pipeline partnership in 1997.

OTHER OPERATIONS - Other operations include data processing and communications services and corporate activities.

Other operations reported net income of $8,072,000 in 1997, $4,752,000 in 1996 and $3,555,000 in 1995. The increase in net income was primarily due to higher gains from selling more shares of Nextel Communications at higher prices. Questar sold 805,000 shares of Nextel in 1997, 620,000 shares in 1996 and 300,000 shares in 1995. In 1994, Questar sold a telecommunications subsidiary, Questar Telecom, to Nextel in exchange for 3.9 million shares of Nextel common stock.

In 1986, the Company was named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by the Company's Wasatch Chemical Division, which ceased operation in 1978. Clean-up of the site was completed in 1996 with subsequent and future efforts focused on maintenance of a groundwater filtration system. Total cost of the clean-up project through December 31, 1997 was $23.7 million. The Company estimates future costs to be approximately $4.6 million. Clean-up costs were and will be funded through cash settlements reached with the other major potentially responsible parties, claims collected from insurance carriers and Company assets.

The Company was named a potentially responsible party at another former Wasatch Chemical site in 1997. This site is located in the Rocky Flats Industrial Park outside of Denver, Colorado. Management believes that the Company's responsibility for remediation will not significantly affect its results of operations, financial position or cash flows.

CONSOLIDATED OPERATING RESULTS

Revenues: Consolidated revenues rose 14% to $933,274,000 in 1997 because of increased gas and oil production and natural gas deliveries combined with higher gas selling prices. Consolidated revenues were 26% higher in 1996 than the amount reported in 1995 because of increases in revenues from energy-marketing, production of gas and oil, and natural gas-distribution deliveries.

Natural gas and other product purchases: Natural gas and other product purchases increased by $85,670,000 or 27% in 1997 when compared with 1996 primarily due to higher gas-purchase costs for natural gas distribution and energy-marketing customers. Natural gas and other product purchases increased 58% in 1996 from 1995 due to product purchases for resale in the energy-marketing activities and the increased volumes and costs of natural gas sold to distribution customers.

Operating and maintenance expenses: Operating and maintenance expenses increased 4% in 1997 when compared with 1996 and 9% in 1996 when compared with 1995. The primary causes of the higher expenses were operations of additional producing-properties and a $419,000 charge for an early retirement program offered to certain employees of the Market Resources group, and the growth in the number of customers served combined. The Regulated Services group's cost-containment efforts, including the combination of shared services, have somewhat mitigated the escalation of operating expenses.

Depreciation expenses: Depreciation and amortization expenses increased 18% in 1997 as a result of increased capital investment, higher gas and oil production and a write down of various gathering and producing assets. A $6 million write-down, half related to gathering assets and the other half related to production assets, was recorded in the fourth quarter of 1997. Depreciation and amortization expenses were 9% higher in 1996 when compared with 1995 due largely to increased investment and higher gas-and-oil production rates. The full-cost amortization rate was $.84 per Mcfe in 1997, $.79 per Mcfe in 1996 and $.80 per Mcfe in 1995.

Other taxes: Other taxes, primarily production and property related, increased in 1997 because of higher gas prices and gas and oil production. Other taxes decreased in 1996 due to settlements with local taxing agencies that reduced property taxes by $2,160,000.

Interest and other income: Interest and other income was $11,041,000 higher in 1997 when compared with 1996 and $4,347,000 lower in 1996 when compared with 1995 as described in the following details:

<CAPTON>
                                     Year ended December 31,
                                         1997        1996        1995
                                     (In Thousands)
Sales of Nextel and other securities      $9,376      $6,265      $4,438
Settlement of gas-sales contracts                                  4,315
Earnings of unconsolidated affiliates      4,341         927       1,561
Return earned on working-gas inventor      1,317       1,827       2,697
Write-off of Western Market Center                    (2,970)
Interest and other income                  8,974       6,918       4,303
     Total interest and other income     $24,008     $12,967     $17,314

Income taxes: The effective combined federal, state and foreign income tax rate was 30.3% in 1997, 31.6% in 1996, and 28.1% in 1995. Income-tax rates were below the combined statutory rate of about 38% primarily due to tight-sands gas production and other production income tax credits. Production tax credits of $10,101,000 in 1997, $9,736,000 for 1996 and
$8,395,000 for 1995 reduced income tax expenses.

Year 2000 Costs:  Questar has undertaken steps to identify
areas of concern and potential remedies, prioritize needs, estimate costs and begin work either to repair or replace data processing software and hardware affected by Year 2000 issues. The cost, associated with addressing Year 2000 related problems, is not expected to be material. However, measurement of the cost has not been completed. The solutions either involve replacement or repair of the affected software or hardware
systems.   Some replacement or upgrade of systems would take
place in the normal course of business. Several systems, key to Questar's operations, have been scheduled to be replaced through vendor supplied systems before 2000. The costs of repairing existing systems is expensed as incurred, while the costs of replacing systems is capitalized and depreciated generally over a three- to five-year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities increased to $202,678,000 in 1997 from $182,921,000 reported in 1996.
Capital expenditures amounted to $212,797,000 in 1997, down from $291,835,000 reported in 1996. Questar initiated a common stock repurchase program, reduced long-term debt and repurchased its remaining balance of preferred stock in 1997. Common equity and long-term debt represented 61% and 39%, of consolidated capitalization at December 31, 1997, respectively.

Operating Activities:

                                                 Year Ended December 31,
                                         1997        1996        1995
                                                 (In Thousands)
Net cash provided from operating
  activities                            $202,678    $182,921    $204,171

Net cash provided from operating activities of $202,678,000 increased 11% in 1997 due primarily to higher net income and depreciation charges. Net cash provided from operating activities of $182,921,000 in 1996 declined 10% when compared with the amount reported for 1995. Decreased cash flow from operating assets and liabilities more than offset the increased cash flow from higher net income. The amount received in distribution rates for recovery of gas costs did not keep pace with market prices of natural gas. In addition, growing energy-marketing sales consumed more working capital in 1996.

Investing Activities:

Capital expenditures amounted to $212,797,000 in 1997.
Following is a summary of capital expenditures for 1997 and 1996, and a forecast for 1998:

                                                 Year Ended December 31,
                                         1998
                                      Estimated      1997        1996
                                     (In Thousands)
Market Resources group
            Exploratory drilling          $7,300      $6,677      $1,230
            Development drilling          41,200      33,301      13,286
            Other exploration              6,500       8,733      13,537
            Reserve acquisitions          54,000       2,155     154,374
            Production                     7,100       8,754       4,240
            Processing and gathering      26,400      29,405       3,175
            General and other              1,900       3,362       1,950
                                         144,400      92,387     191,792

Regulated Services group
    Natural gas distribution
            New-customer service          30,800      30,794      29,152
            Distribution system            9,400      10,507      10,594
            Buildings                        400       5,388       1,902
            Computer software and
              hardware                    16,100       9,083       7,321
            General                        8,700       9,603       2,688
                                          65,400      65,375      51,657
    Natural gas transmission
            Transmission system           36,700      19,622      18,173
            Storage                        5,800       1,399       1,466
            Partnerships                  27,700       6,214       2,890
            General                        5,900       5,361       1,279
                                          76,100      32,596      23,808
Other operations
            General office building        1,000       9,676      14,861
            Communications                13,100       6,429
            Uncommitted                   25,000
            Other                          4,400       6,334       9,717
                                          43,500      22,439      24,578
                                        $329,400    $212,797    $291,835

Market Resources
Capital expenditures included exploration and development of gas and oil wells, production plants and gathering system expansion. The group participated in drilling 235 wells (46 wells on a net revenue basis) in 1997, that resulted in 91 gas wells, 70 oil wells, 22 dry holes and 52 wells in progress at year-end.

Regulated Services - Natural gas distribution
Expansion of the distribution system in response to the rapid growth in the number of customers was the focus of capital spending. The distribution system was extended by 509 miles of main, feeder and service lines.

Regulated Services - Natural gas transmission
Capital expenditures included new pipelines, replacement and expansion of sections of existing gas mainlines and additional investments in pipeline partnerships.

Other Operations
Remodeling corporate offices and construction of a fiber-optic communication line represented the largest part of capital spending for other operations.

Financing Activities:

Funding for 1997 capital spending was obtained primarily from internal sources. Net cash flow provided from operating activities, plus the cash raised from selling excess assets, less dividends, amounted to $181,929,000. Short-term debt provided the remaining funding. Other financing activities in 1997 included a net $10,432,000 reduction of long-term debt, repurchase of 326,451 shares of common stock at a cost of $12,619,000 and repurchase of 48,280 remaining shares of preferred stock for a cost of $4,876,000. Capital expenditures for 1998 will be funded through cash generated internally, short- and long-term borrowings and the proceeds from continued sales of Nextel stock.

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $145,200,000. These lines have interest rates generally below the prime interest rate. The balance of commercial paper outstanding at December 31, 1997 amounted to $131,200,000 with a weighted average
interest rate of 6.14%.   The balance of short-term bank loans
and commercial paper outstanding at December 31, 1996 amounted to $77,800,000 with a weighted average interest rate of 5.73%. Commercial-paper borrowings are backed by the short-term line-of-credit arrangements, and rated P1 and A1 by Moody's and Standard and Poor's, respectively.

At December 31, 1996, an additional $84,500,000 of commercial paper with an average interest rate of 5.67% was classified as long-term debt because refinancing negotiations were substantially completed.

The Company typically has negative net working capital at December 31 because of short-term borrowings. These borrowings are seasonal and generally peak at the end of the year because of cold-weather gas purchases.

Questar had a consolidated capital structure consisting of 39% long-term debt and 61% common shareholders' equity at December 31, 1997. Moody's and Standard and Poor's have rated the long-term debt of Questar Gas and Questar Pipeline A1 and A+, respectively.

Forward Looking Statements

This annual report contains some forward looking statements about future operations and expectations of Questar Corporation and its subsidiaries. Management believes they are reasonable representations of Questar's expected performance at this time. Actual results may vary from management's stated expectations and projections.

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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 6, 1998.

      The following individuals are serving as executive officers of the
Company:

                                   Primary Positions Held with
Name                               the Company and Affiliates

R. D. Cash           55    Chairman of the Board of Directors (May
                           1985); President and Chief Executive Officer,
                           Director (May 1984); Chairman of the Boards of Directors, all affiliates.

D. N. Rose           53    President and Chief Executive Officer,
                           Questar Gas (October 1984); President and
                           Chief Executive Officer, Questar Pipeline
                           (March 1997); President and Chief Executive
                           Officer, QRS (December 1996); Executive Vice
                           President, Questar (February 1996);  Senior
                           Vice President, Questar (May 1985 to February
                           1996); Director (May 1984); Director, Questar
                           Gas (May 1984), and Questar Pipeline (May
                           1996).

Gary L. Nordloh      50    President and Chief Executive Officer,
                           Wexpro, Celsius, Universal Resources, QGM,
                           Questar Energy Trading, Questar Energy
                           Services, and Celsius Ltd. (at various times beginning in March 1991); Executive Vice
                           President, Questar (February 1996); Senior
                           Vice President, Questar (March 1991 to
                           February 1996); Director, (October 1996);
                           Director, Entrada (May 1991), Questar Gas
                           (May 1997), all Market Resources subsidiaries
                           (various times beginning in June 1989).

Clyde M. Heiner      59    Senior  Vice  President,  Questar (May 1984);
                           President and Chief Executive Officer,
                           Questar InfoComm (February 1993); Director,
                           Entrada (May 1984) and Questar InfoComm
                           (February 1993).

S. E. Parks          46    Vice President, Treasurer and Chief Financial
                           Officer, Questar and all affiliates (February
                           1996); Treasurer, Questar and affiliates (at various dates beginning in May 1984);
                           Director, Celsius and Universal Resources
                           (May 1996).

Gary G. Sackett      57    Vice President and General Counsel (February
                           1997); Associate General Counsel (May 1980 to
                           February 1997) and Assistant Vice President
                           (May 1986 to February 1997).

Connie C. Holbrook   51    Vice President and Corporate Secretary
                           (October 1984); Corporate Secretary, Questar
                           Gas and other affiliates (at various dates beginning in March 1982); Director, Celsius
                           (May 1985) and Universal Resources (June
                           1987).

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

ITEM 11.  EXECUTIVE COMPENSATION

      The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 1998 annual meeting, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 1998 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 1998 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for the Questar's 1998 annual meeting under the section entitled "Election of Directors."


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

   3.1.* Restated Articles of Incorporation effective May 28, 1991. (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June 30, 1991.)

   3.2.* Bylaws (as amended effective August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for Quarter ended June 30, 1992.)

   4.3.* 1\ Rights Agreement dated as of February 13, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C. pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 4. to Current Report on Form 8-K dated February 13, 1996.)

   10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

   10.2.* 2\   Questar Corporation Annual Management Incentive Plan, as
               amended and restated effective February 13, 1996.
               (Exhibit No. 10.2. to Form 10-K Annual Report for 1995.)

   10.3. 2\ Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective February 10, 1998.

   10.4. 2\ Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 10, 1998.

   10.5.* 2\   Questar Corporation Executive Severance Compensation
               Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.6. to Form 10-K Annual Report for
               1995.)

   10.6.* 2\   Questar Corporation Deferred Compensation Plan for
               Directors, as amended and restated effective February 13, 1996. (Exhibit No. 10.7. to Form 10-K Annual Report for
               1995.)

   10.7.* 2\   Questar Corporation Supplemental Executive Retirement
               Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.8. to Form 10-K Annual Report for
               1995.)

   10.8.* 2\   Questar Corporation Equalization Benefit Plan, as amended
               and restated effective February 13, 1996.  (Exhibit No.
               10.9. to Form 10-K Annual Report for 1995.)

   10.9. 2\ Questar Corporation Stock Option Plan for Directors, as amended and restated effective February 10, 1998.

   10.10.* 2\  Form of Individual Indemnification Agreement dated
               February 9, 1993 between Questar Corporation and
               Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

   10.11.* 2\  Questar Corporation Deferred Share Plan, as amended and restated effective February 13, 1996.  (Exhibit No.
               10.12. to Form 10-K Annual Report for 1995.)

   10.12.*2\   Questar Corporation Deferred Compensation Plan, as
               amended and restated effective February 13, 1996.
               (Exhibit No. 10.13. to Form 10-K Annual Report for 1995.)

   10.13.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar Corporation; Advance MobilComm, Inc.; Robert C. Mearns and Francis G. Fuson. (Exhibit No. 10.14. to Form 10-Q Report for Quarter ended June 30, 1994.)

   10.14.*2\   Questar Corporation Directors' Stock Plan as approved May
               21, 1996.  (Exhibit No. 10.15. to Form 10-Q Report for
               Quarter ended June 30, 1996.)

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

      1\The name of the Rights Agent has been changed to Chase Mellon Shareholder Services, L.L.C.

      2\Exhibit so marked is management contract or compensation plan or arrangement.

      (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1997.



ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 1997

QUESTAR CORPORATION

SALT LAKE CITY, UTAH



FORM 10-K -- ITEM 14 (a) (1) and (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Questar
Corporation and subsidiaries are included in Item 8:

Consolidated statements of income -- Years ended December 31, 1997,
1996 and 1995

Consolidated balance sheets -- December 31, 1997 and 1996

Consolidated statements of common shareholders' equity -- Years ended December 31, 1997, 1996 and 1995

Consolidated statements of cash flows -- Years ended December 31, 1997, 1996 and 1995

Notes to consolidated financial statements

Financial statements schedules, for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.


Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 9, 1998


QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                              1997        1996         1995
                                      (In Thousands, Except Per Share Amounts)
REVENUES                                     $933,274     $817,981    $649,287

OPERATING EXPENSES
  Natural gas and other product purchases     399,941      314,271     199,419
  Operating and maintenance                   204,834      196,389     179,725
  Depreciation and amortization               124,037      105,209      96,292
  Other taxes                                  34,307       30,489      31,825

    TOTAL OPERATING EXPENSES                  763,119      646,358     507,261

     OPERATING INCOME                         170,155      171,623     142,026

INTEREST AND OTHER INCOME                      24,008       12,967      17,314

DEBT EXPENSE                                  (43,766)     (41,083)    (42,815)

     INCOME BEFORE INCOME TAXES               150,397      143,507     116,525

INCOME TAXES - Note 5                          45,602       45,362      32,739

     NET INCOME                              $104,795      $98,145     $83,786

EARNINGS PER COMMON SHARE - Note 3
   Basic                                        $2.55        $2.39       $2.05
   Diluted                                       2.53         2.38        2.05

Average common shares outstanding
  Basic                                        41,083       40,828      40,552
  Diluted                                      41,334       41,036      40,687


See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                          December 31,
                                              1997        1996
                                          (In Thousands)
CURRENT ASSETS
  Cash and short-term investments             $17,271       $5,703
  Accounts receivable                         149,712      153,931
  Unbilled gas accounts receivable             37,302       23,528
  Federal income taxes receivable                              997
  Inventories, at lower of average
    cost or market
    Gas stored underground                     19,881       14,141
    Materials and supplies                      9,187        8,202
      Total inventories                        29,068       22,343
  Purchased-gas adjustments                    37,251       24,210
  Prepaid expenses and deposits                14,420       13,555
     TOTAL CURRENT ASSETS                     285,024      244,267

PROPERTY, PLANT AND EQUIPMENT
  Market Resources                          1,175,348    1,100,070
  Regulated Services - gas distribution       882,936      825,121
  Regulated Services - gas transmission       580,603      562,711
  Regulated Services - other                    2,472
  Other operations                            100,578       87,078
                                            2,741,937    2,574,980
LESS ALLOWANCES FOR DEPRECIATION
     AND AMORTIZATION
  Market Resources                            617,082      547,958
  Regulated Services - gas distribution       354,761      325,821
  Regulated Services - gas transmission       202,427      194,396
  Regulated Services - other                    1,923
  Other operations                             34,524       29,469
                                            1,210,717    1,097,644
     NET PROPERTY, PLANT AND EQUIPMENT      1,531,220    1,477,336

OTHER ASSETS
  Securities available for sale,
    approximates fair value - Note 1           55,925       38,612
  Investments in unconsolidated affiliates     29,952       19,192
  Unamortized costs of reacquired debt         11,666       12,433
  Income taxes recoverable from customers      10,923       11,223
  Other noncurrent assets                      20,307       13,162
     TOTAL OTHER ASSETS                       128,773       94,622

                                           $1,945,017   $1,816,225

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          December 31,
                                              1997        1996
                                          (In Thousands)
CURRENT LIABILITIES
  Short-term loans - Notes 2 and 4           $131,200      $77,800
  Accounts payable and accrued expenses
    Accounts payable                          130,556      136,773
    Federal income taxes                        6,447
    Other taxes                                19,527       14,706
    Interest                                    7,994        6,465
    Other                                       4,420        3,867
      Total accounts payable and
        accrued expenses                      168,944      161,811
  Current portion of long-term debt             6,068        4,705
     TOTAL CURRENT LIABILITIES                306,212      244,316

LONG-TERM DEBT, less current portion -
  Notes 2 and 4                               541,986      555,509

OTHER LIABILITIES
  Unbilled gas revenues                         5,180       10,360
  Other - Note 6                               24,621       25,073
    TOTAL OTHER LIABILITIES                    29,801       35,433

DEFERRED INVESTMENT TAX CREDITS                 6,422        6,810

DEFERRED INCOME TAXES - Note 5                214,818      197,244

COMMITMENTS AND CONTINGENCIES - Note 6

REDEEMABLE CUMULATIVE PREFERRED
   STOCK -  $100 stated value, 4,000,000
     shares authorized, 48,280 shares
     outstanding in 1996                                     4,828

COMMON SHAREHOLDERS' EQUITY - Note 3
  Common stock - without par value;
     175,000,000 shares authorized;
     41,071,042 outstanding in 1997
     and 41,024,887 outstanding in 1996       291,322      292,613
  Retained earnings                           541,663      487,799
  Note receivable from employee
    investment plan (ESOP)                    (10,173)     (15,556)
  Unrealized gain on securities available
     for sale, net of income taxes             22,974        7,410
  Foreign currency translation adjustment          (8)        (181)
     TOTAL COMMON SHAREHOLDERS' EQUITY        845,778      772,085

                                           $1,945,017   $1,816,225

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                         Unrealized   Foreign
                                                                               Note      gain (loss)  Currency
                                          Common Stock               Retained  Receivableon securitiesTranslation
                                             Shares      Amount      Earnings  from ESOP available    Adjustment
                                                                                         for sale
                                          (Dollars in Thousands)
Balances at January 1, 1995                40,428,739     $276,555    $401,577  $(24,543)
  Issuance of common stock                    290,410        7,841
  Purchase of common stock                    (21,335)        (620)
  1995 net income                                                       83,786
  Payment of dividends
    Preferred stock                                                       (483)
    Common stock - $1.16 per share                                     (47,042)
  Income tax benefit of dividends paid
    to ESOP                                                                446
  Collection of note receivable from ESOP                                          3,305
  Unrealized gain on securities available
      for sale, net of income taxes                                                           $11,853
Balances at December 31, 1995              40,697,814      283,776     438,284   (21,238)      11,853
  Issuance of common stock                    372,167       10,396
  Purchase of common stock                    (45,094)      (1,559)
  1996 net income                                                       98,145
  Payment of dividends
    Preferred stock                                                       (391)
    Common stock - $1.19 per share                                     (48,589)
  Income tax benefit of dividends paid
    to ESOP                                                                350
  Collection of note receivable from ESOP                                          5,682
  Unrealized loss on securities available
      for sale, net of income taxes                                                            (4,443)
  Foreign currency translation adjustment                                                                   $(181)
Balances at December 31, 1996              41,024,887      292,613     487,799   (15,556)       7,410        (181)
  Issuance of common stock                    372,606       11,328
  Purchase of common stock                   (326,451)     (12,619)
  1997 net income                                                      104,795
  Payment of dividends
    Preferred stock                                                       (192)
    Common stock - $1.24 per share                                     (50,943)
  Premium paid on retired preferred stock                                  (48)
  Income tax benefit of dividends paid
    to ESOP                                                                252
  Collection of note receivable from ESOP                                          5,383
  Unrealized gain on securities available
      for sale, net of income taxes                                                            15,564
  Foreign currency translation adjustment                                                                     173
Balances at December 31, 1997              41,071,042     $291,322    $541,663  $(10,173)     $22,974         $(8)

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year Ended December 31,
                                              1997        1996         1995
                                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                                 $104,795      $98,145     $83,786
  Depreciation and amortization               128,517      110,006     101,093
  Deferred income taxes                         5,929       17,137      16,417
  Deferred investment tax credits                (388)        (461)       (401)
  Gain from sales of securities                (9,376)      (6,265)     (4,438)
                                              229,477      218,562     196,457

  Changes in operating assets
     and liabilities
    Accounts receivable                        (9,555)     (51,604)     20,598
    Inventories                                (6,725)       5,767       1,988
    Prepaid expenses and deposits                (865)      (2,590)        274
    Accounts payable and accrued expenses         686       44,571       9,313
    Federal income taxes                        7,444        3,048      (5,740)
    Purchased-gas adjustments                 (13,041)     (33,392)     (7,889)
    Other                                      (4,743)      (1,441)    (10,830)
    NET CASH PROVIDED FROM OPERATING
        ACTIVITIES                            202,678      182,921     204,171

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                          (199,919)    (287,489)   (114,820)
    Other investments                         (12,878)      (4,346)     (3,368)
      Total capital expenditures             (212,797)    (291,835)   (118,188)
  Proceeds from disposition of property,
    plant and equipment, and investments       13,118       10,418      11,406
  Proceeds from sales of securities            17,268       13,202       9,789
   NET CASH USED IN INVESTING ACTIVITIES     (182,411)    (268,215)    (96,993)

FINANCING ACTIVITIES
  Issuance of common stock                     11,328       10,396       7,841
  Purchase of Questar common stock            (12,619)      (1,559)       (620)
  Redemption of preferred stock                (4,876)        (129)     (1,367)
  Issuance of long-term debt                   60,047      181,500       2,000
  Repayment of long-term debt                 (70,479)     (61,985)    (55,985)
  Change in short-term loans                   53,400          600     (17,700)
  Collection of note receivable from ESOP       5,383        5,682       3,305
  Income tax benefit of dividends
    paid to ESOP                                  252          350         446
  Payment of dividends                        (51,135)     (48,980)    (47,525)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                     (8,699)      85,875    (109,605)
    CHANGE IN CASH AND SHORT-TERM
      INVESTMENTS                              11,568          581      (2,427)
BEGINNING CASH AND SHORT-TERM
  INVESTMENTS                                   5,703        5,122       7,549
ENDING CASH AND SHORT-TERM
  INVESTMENTS                                 $17,271       $5,703      $5,122

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is a diversified resource and energy services holding company with two principal lines of business: non-rate regulated and rate-regulated. The Company's nonregulated activities of exploration and production, gas gathering and processing, and energy marketing operations are conducted by its Market Resources group. The Company's regulated activities of natural-gas distribution, transmission and storage operations are conducted by the Regulated Services group. Natural gas distribution activities are conducted by Questar Gas, formerly named Mountain Fuel, and transmission and storage activities are conducted by Questar Pipeline. The Company's other operations include data processing, telecommunications and corporate activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in Unconsolidated Affiliates: Questar uses the equity method to account for investments in affiliates in which it does not have control. Principal affiliates include: Overthrust Pipeline Company, TransColorado Gas Transmission Company, Canyon Creek Compression Company, Western Market Center and Blacks Fork Gas Processing Company. Generally, the Company's investment in these affiliates equals the underlying equity in net assets.

Regulation: Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). While Questar Gas also serves a small area of southeastern Idaho, the Public Utilities Commission of Idaho has deferred to the PSCU for rate oversight of this area. Questar Pipeline is regulated by the Federal Energy Regulatory Commission
(FERC). These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a rate of return on investment.

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

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered. Questar Gas records gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Rate-regulated affiliates periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. These companies establish reserves for revenues collected subject to refund.

Purchased-Gas Adjustments: Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Cash and Short-Term Investments: Short-term investments consist principally of repurchase agreements with maturities of three months or less.

Securities Available for Sale: The value of securities available for sale approximates fair value at the balance sheet date. The Company records unrealized gains or losses, net of income taxes, as a separate component of shareholders' equity at the balance sheet date based on the market value. Gains or losses resulting from the sale of securities are included in the determination of income. At December 31, shares of Nextel Communications comprised the securities available for sale held by the Questar. The number of shares of held at December 31, 1997 and 1996 was 2,150,950 and 2,955,950, respectively. Questar acquired 3,875,950 shares of Nextel in 1994 in exchange for Questar's entire interest in Questar Telecom.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The Company employs the full-cost accounting method for gas and oil exploration and development activities. Under the full-cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. If net capitalized costs exceed the present value of estimated future net revenues from proved oil and gas reserves plus the fair value of unproved properties, the excess is expensed. Wexpro, a company in the Market Resources group, uses the successful-efforts accounting method to account for its development activities under the terms of the Wexpro settlement agreement (Note
9). Questar adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived to be Disposed of" in 1996 without a significant impact to operating results, financial position or cash flow. The provisions of SFAS No. 121 do not supersede full-cost accounting rules, which require a quarterly full-cost ceiling test.

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. The investment in natural gas distribution, transmission, storage and gathering property, plant and equipment, and processing plants is amortized using the straight-line method. The costs of gas and oil wells and leaseholds are amortized using the units-of-production method. Average depreciation and amortization rates used were as follows:

                                              1997        1996         1995
Market Resources
  Exploration and production, per Mcf equivalent
      Full-cost amortization rate               $0.84        $0.79       $0.80
      Wexpro depreciation rate                  $0.39        $0.45       $0.44
  Gas gathering                                   5.8%         4.3%        4.5%
Regulated Services
  Natural gas distribution
     Distribution plant                           4.2%         4.1%        3.9%
     Gas wells, per Mcf                         $0.16        $0.16       $0.17
  Natural gas transmission                        3.5%         3.7%        3.4%
Other operations                                  6.7%         7.0%        6.8%

Capitalized Interest:   Questar's rate-regulated subsidiaries
capitalize the cost of capital employed during the construction period of plant and equipment and the Company's non-rate regulated subsidiaries capitalize interest costs during construction of assets when applicable. The sum of Allowance for Funds Used During Construction and capitalized interest amounted to $2,268,000 in 1997, $1,486,000 in 1996 and $784,000 in 1995.

Reacquisition of Debt: Gains and losses on the reacquisition of debt by rate-regulated affiliates are deferred and amortized as debt expense over the remaining life of the issue or the life of the replacement debt in order to match regulatory treatment.

Foreign Currency Translation: The local currency is the functional currency of the Company's foreign operations. Translation from the functional currency to U. S. dollars is performed for balance sheet accounts using the exchange rate in effect at the balance-sheet date. Revenue and expense accounts are translated using an average exchange rate for the period. Adjustments resulting from such translations are reported as a separate component of shareholders' equity. Deferred income taxes have been provided on translation adjustments because the earnings are not considered to be permanently invested.

Energy Price and Interest Rate Risk Management: The Market Resources group enters into swaps, futures contracts or option agreements to hedge exposure to price fluctuations in connection with marketing of the Company's natural gas and oil production, and to secure a known margin for the purchase and resale of gas, oil and electricity in marketing activities. There is a high degree of correlation of such contracts because timing of production and the hedge contracts is closely matched, and hedge prices are established in the areas of the Market Resources group's operations. Recognized gains and losses on hedge transactions are matched and reported during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets.

The Company has entered into interest-rate swaps for the purpose of managing interest rate exposure. Changes in amounts payable or receivable under these agreements are recorded as increases or decreases of interest expense in the accounting period incurred.

Income Taxes: Regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. Questar Gas and Questar Pipeline have adopted procedures with their regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. Questar allocates income taxes to subsidiaries on a separate return basis except that subsidiaries are paid for all tax benefits utilized in the consolidated tax return.

Earnings Per Common Share: The Company adopted SFAS No. 128, " Earnings Per Share," in 1997. The new accounting standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the year including ESOP shares. Diluted EPS include the potential dilution as a result of exercising stock options. Questar restated prior periods EPS in order to conform with the new accounting standard.

New Accounting Standards: According to the provisions of SFAS No. 130 "Reporting Comprehensive Income", Questar is required to report comprehensive income in external financial statements beginning in the first quarter of 1998. Comprehensive income is defined as any
nonowner change in common equity.   The disclosure begins with net
income and adds transactions which result in changes in common equity. These transactions are called other comprehensive income. The other comprehensive income transactions that currently apply to Questar are the unrealized gains and losses in the value of available for sale investments and foreign currency translation adjustments. Management is evaluating several methods that will comply with the new standard. Restatement of prior period financial statements for comparability is required.

Beginning with the 1998 annual report, Questar will be required to report information about operating segments under a management approach. The management approach bases a company's disclosures on how top management evaluates the performance of its business segments. Limited segmental disclosures will also now be required in interim financial statements. The new standard, SFAS No. 131 " Disclosures about Segments of an Enterprise and Related Information", affects the level of information disclosed, not the measurement of operating results, cash flows or financial position. Management is evaluating several methods of complying with the new standard. Restatement of prior period financial statements for comparability is required.


Note 2 - Debt

The Company has short-term line-of-credit arrangements with several banks under which it may borrow up to $145,200,000. These lines have interest rates generally below the prime interest rate.
Commercial paper-borrowings are backed by the short-term line-of-credit arrangements. The details of short-term debt were as follows:

                                          December 31,
                                              1997        1996
                                          (Dollars In Thousands)
Commercial paper with variable
    interest rates                           $131,200      $45,000
Bank loans with variable interest rates                     32,800
                                             $131,200      $77,800

Weighted average interest rate at December       6.14%        5.73%

At December 31, 1996, an additional $84,500,000 of commercial paper having an average interest rate of 5.67% was classified as long-term debt because refinancing negotiations were substantially completed by year-end 1996. Questar Pipeline guarantees $9 million of long-term debt borrowed by Blacks Fork Gas Processing Company. The details of long-term debt were as follows:

                                          December 31,
                                              1997        1996
                                          (In Thousands)
Market Resources
  Revolving-credit loan due 2002 with
     variable interest rates
     (5.51% at December 31, 1997)            $133,387     $120,000
Regulated Services - Natural gas distribution
  Medium-term notes 6.85% to 8.43%, due
    2007 to 2024                              225,000      175,000
Regulated Services - Natural gas transmission
  9 3/8% debentures due 2021                   85,000       85,000
  9 7/8% debentures due 2020                   50,000       50,000
Corporate and other
  Revolving-credit term loan due 2001 with
   variable interest rates (6.16% at
      December 31, 1997)                       13,000       30,000
  8.28% ESOP notes due 1998 - 1999             11,300       16,000
  7.11% senior notes due 2012 secured
    by real estate                             30,638
  Other                                           166          170
Commercial paper refinanced through
  revolving-credit amendment and
    secured note                                            84,500
    Total long-term debt outstanding          548,491      560,670
 Less current portion                           6,068        4,705
 Less unamortized debt discount                   437          456
                                             $541,986     $555,509

Maturities of long-term debt for the five years following December 31, 1997, are as follows:

                                          (In Thousands)

    1998                                       $6,068
    1999                                        6,824
    2000                                          884
    2001                                       16,449
    2002                                      141,155

Cash paid for interest was $42,289,000 in 1997, $41,338,000 in
1996, and $42,487,000 in 1995.


Note 3 - Common Stock

Employee Investment Plan: The Employee Investment Plan (ESOP) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company makes matching contributions of common stock to the ESOP of approximately 75% of the employees' purchases and contributes an additional $200 worth of common stock in the name of each eligible employee. In June 1989, Questar sold 1,992,884 shares of its common stock (LESOP shares) to the trustee of the ESOP to prefund its matching obligation for a 10-year period. This prefunding arrangement combined with an increase in stock price has enabled the Company to pay out an additional annual contribution of 10% to 80% in excess of the 75% matching contribution since 1993.

The ESOP trustee financed the purchase of stock by borrowing $35 million from the Company. A note receivable from the ESOP was recorded as a reduction of common shareholders' equity. At the same time, Questar borrowed $35 million from a group of insurance companies. Interest expense on these notes to the insurance companies totaled $1,130,000 in 1997, $2,109,000 in 1996, and
$2,892,000 in 1995.

The ESOP is repaying the loan to Questar over 10 years using Company contributions and dividends on LESOP shares. As the LESOP loan is repaid, shares are released and allocated to employee accounts. Employee accounts are credited with an equivalent number of shares for dividends paid on allocated LESOP shares and used by the ESOP to repay the Company. At December 31, 1997, 1,589,934 shares were allocated to employees with the remaining 402,950 shares unallocated. The Company's contribution to the ESOP is determined by the amount of debt service required after considering dividends paid on LESOP shares. Questar's expense and contribution to the ESOP, dividends paid by the Company to the ESOP, and income tax benefits for dividends paid on ESOP shares and dividends paid directly to the ESOP are summarized below:

                                                      Year Ended December 31,
                                              1997        1996         1995
                                                      (In Thousands)
Company's expense and contribution
  to the ESOP                                  $4,289       $3,849      $3,249
Dividends paid by the Company to the ESOP
  Allocated shares                             $1,879       $1,571      $1,298
  Unallocated shares                              660          915       1,167
                                               $2,539       $2,486      $2,465
Income tax benefits for dividends paid on
  ESOP shares were recorded as
     Reduction of income tax expense             $719         $601        $496
     Direct increase to retained earnings         252          350         446
                                                 $971         $951        $942

Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows shareholders to reinvest dividends or invest additional funds in common stock. The Reinvestment Plan purchased common stock from the Company amounting to 148,089 shares in 1997, 130,937 shares in 1996 and 144,414 shares in 1995. At December 31, 1997, 1,472,301 shares were reserved for future issuance.

Stock Plans: The Company has a Long-term Stock Incentive Plan for officers and key employees and a Stock Option Plan for nonemployee directors (Stock Plans). The number of shares available for options or other stock awards under the Long-term Stock Incentive Plan is increased each year by 1% of the outstanding shares of common stock on the first day of the calendar year. No awards may be granted under the Stock Plans after May 2001. The option price equals the market price of the stock on the grant date. Stock options for employees have a 10-year life and vest in four, equal annual installments beginning six months after grant date. In 1996, the shareholders approved a plan allowing nonemployee directors to receive shares of common stock instead of cash in payment for directors fees. There were 49,255 shares available for future issuance under this plan at December 31, 1997.

No compensation expense is recorded for stock options issued. If compensation expense had been recorded based on an estimate of the fair value of stock options granted, the Company's net income and earnings per share would have been lower. The pro forma amounts of net income and earnings per share shown below were calculated for options granted since January 1, 1995. For purposes of the pro forma expense, the weighted average fair value of the options was amortized over the vesting period. The pro forma estimates rely upon subjective assumptions and the use of a mathematical model to estimate value, and are not likely to be representative of future results.

                                              1997        1996         1995
                                      (In Thousands, Except Per Share Amounts)
As reported
     Net income                              $104,795      $98,145     $83,786
     Basic earnings per share                   $2.55        $2.39       $2.05
Pro forma
     Net income                              $102,073      $95,874     $82,279
     Basic earnings per share                   $2.48        $2.34       $2.02

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                         Price      Exercise
                                             Shares       Range       Price
Balance at January 1, 1995                  1,232,318  $17.69-$31.5      26.19
Granted                                       413,800         27.38      27.38
Cancelled                                     (15,871)  18.81-31.50      28.11
Exercised                                    (150,984)  17.69-31.50      20.10
Balance at December 31, 1995                1,479,263   17.69-31.50      27.12
Granted                                       429,100         33.63      33.63
Cancelled                                     (38,250)  27.38-33.63      30.56
Exercised                                    (350,708)  17.69-33.63      24.00
Balance at December 31, 1996                1,519,405   19.63-33.63      29.59
Granted                                       397,700         38.25      38.25
Cancelled                                     (80,800)  27.375-38.2      32.67
Exercised                                    (366,000)  19.63- 33.6      26.86
Balance at December 31, 1997                1,470,305 $19.63-$38.25     $32.44

Exercisable at December 31, 1997              921,231                   $30.87
Available for future grant at
  December 31, 1997                           948,571

The stock options at December 31, 1997 had a weighted average remaining life of 7.5 years. Approximately 69% of the outstanding options have exercise prices between $31.50 and $38.25. The fair value of the stock options was determined on the grant date using the Black-Scholes option valuation model. The calculated fair value of options granted and major assumptions used to calculate fair value at date of grant were as follows:

                                              1997        1996         1995
Fair value of options                           $7.52        $7.50       $7.09
Risk-free interest rate                          6.15%        5.73%       7.70%
Expected price volatility                        19.0%        20.9%       20.8%
Expected dividend yield                          3.19%        3.51%       4.16%
Expected life in years                            5.1            8          10

In addition to stock options, the Company issued restricted shares to officers and key employees as part of its payment of bonuses. Compensation expense is recorded when the bonus is earned. Restricted stock vests in two equal, annual installments beginning one year after grant. Stock is issued at the market price on date of issuance. Recipients of restricted stock awards are entitled to full voting rights and receipt of dividends.

                                              1997        1996         1995
Shares of restricted stock awarded             12,137       23,486       5,447
Market price at award date                     $42.75       $38.25     $33.625

Earnings Per Common Share: The Company adopted SFAS No. 128, "Earnings Per Share", in 1997. The new accounting standard requires dual presentation of basic and diluted earnings per share (EPS). The numerator for both basic and diluted EPS was net income less preferred stock dividends. The denominator for basic EPS was the weighted average number of common shares outstanding during the year including ESOP shares. Diluted EPS includes the potential dilution as a result of exercising stock options. The calculation of weighted average number of shares was as follows:

                                              1997        1996         1995
                                          (Number of shares in thousands)
Basic EPS                                      41,083       40,828      40,552
Potential stock options                           251          208         135
Diluted EPS                                    41,334       41,036      40,687

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

Note 4 -  Financial Instruments and Risk Management Activities

The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          December 31, 1997        December 31, 1996
                                             Book       Estimated     Book     Estimated
                                             Value     Fair Value     Value    Fair Value
                                          (In Thousands)
Financial assets
    Cash and short-term investments           $17,271      $17,271      $5,703    $5,703
Financial liabilities
    Short-term loans                          131,200      131,200      77,800    77,800
    Long-term debt, including
      current portion                         548,054      596,804     560,214   593,477
    Redeemable cumulative preferred stock      -            -            4,828     4,876

Gas and oil price hedging contracts            86,300       88,900     197,100   186,100

The Company used the following methods and assumptions in estimating fair values: (1) Cash and short-term investments and short-term loans - the carrying amount approximates fair value; (2) Long-term debt - the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on quoted market prices, and on the discounted present value of cash flows using the Company's current borrowing rates; (3) Gas and oil price hedging contracts - the fair value of contracts is based on market prices as posted on the NYMEX, Inside FERC or other indices at the end of the year.

Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities. In the case of gas-and-oil price-hedging activities, the fair value calculation does not consider the physical side of gas and oil transactions.

Price Risk Management: The Market Resources group held open hedge contracts covering the price exposure for about 45 million dth of gas and 167,000 bbls of oil at December 31, 1997 and 74.5 million dth of natural gas and 1 million bbls of oil at December 31, 1996. The hedging contracts are primarily for gas and oil marketing activities, but also include Questar-owned production. The contracts at December 31, 1997 had terms extending through June 1999 with about 99% of those contracts expiring by the end of 1998. Deferred losses on anticipated transactions are not material. While it is a primary objective of the Market Resources group to protect product sales from adverse changes in market prices, hedging transactions give rise to market risk, which results from changes in market prices.

Interest Rate Risk Management: The Market Resources group entered into a three-year interest rate-swap agreement in 1995 covering $25 million notional principal of floating-rate debt. The Market Resources group recognizes interest expense and receives a payment based on LIBOR (5.76% at December 31, 1997) in exchange for making a
payment at a fixed rate of 5.55%.   The LIBOR rate is reset every
three months and the agreement terminates January 1999.

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


Note 5 - Income Taxes

By December 31, 1997, the Company had utilized the remaining balance of net-operating-loss carryforwards. The net-operating-loss carryforwards were acquired by Questar when it purchased a company in 1987. In addition to net-operating-loss carryforwards, the Company acquired percentage-depletion and investment-tax credit
(ITC) carryforwards. However, because it is uncertain whether or not the Company will be able to utilize these credits, the entire tax benefit of $3,661,000 has been offset by a valuation allowance.

The components of income taxes were as follows:

                                                      Year Ended December 31,
                                              1997        1996         1995
                                                      (In Thousands)
  Federal
    Current                                   $36,131      $21,412     $15,419
    Deferred                                    6,773       18,732      14,244
  State
    Current                                     5,742        4,442       1,599
    Deferred                                      639        1,273       1,878
  Deferred investment tax credits                (388)        (461)       (401)
  Foreign income tax benefits                  (3,295)         (36)
                                              $45,602      $45,362     $32,739

The difference between income tax expense reported and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                      Year Ended December 31,
                                              1997        1996         1995
                                                      (In Thousands)
  Income before income taxes                 $150,397     $143,507    $116,525

  Federal income taxes at 35%                 $52,639      $50,227     $40,784
  State income taxes, net of federal
    income tax benefit                          4,138        4,160       2,918
  Tight-sands gas production credits           (9,319)      (9,491)     (8,395)
  Investment tax credits utilized                (388)        (461)       (401)
  Deferred taxes related to regulated assets
    that were not provided in prior years         884          857         772
  Tax benefits from dividends paid to ESOP       (719)        (601)       (446)
  Foreign income tax benefits                  (1,340)         (36)
  Adjustment of deferred income tax rate                                  (571)
  Capital loss carryforwards recognized                                   (694)
  Other                                          (293)         707      (1,228)
    Income tax expense                        $45,602      $45,362     $32,739

  Effective income tax rate                      30.3%        31.6%       28.1%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                          December 31,
                                              1997        1996
                                          (In Thousands)
Deferred tax liabilities
  Property, plant and equipment              $199,888     $192,671
  Purchased-gas adjustments                    14,155        9,200
  Other                                        29,275       25,663
    Total deferred tax liabilities            243,318      227,534
Deferred tax assets
  Alternative minimum tax and production
    credit carryforwards                       15,133       15,783
  Depletion and ITC carryforwards               3,661        3,898
  Net-operating-loss carryforwards                           1,510
  Other                                        13,367       12,997
    Total deferred tax assets                  32,161       34,188
Less a valuation allowance                      3,661        3,898
    Net deferred tax assets                    28,500       30,290
       Net deferred tax liabilities          $214,818     $197,244

Cash paid for income taxes was $29,653,000 in 1997, $22,455,000 in 1996, and $23,232,000 in 1995.


Note 6 - Litigation, Environmental Matters and Commitments

In 1986, the Company was named a potentially responsible party in an environmental clean-up action involving a site in Salt Lake City. The site was the location of chemical operations conducted by the Company's Wasatch Chemical Division, which ceased operation in 1978. Clean-up of the site was completed in 1996 with subsequent and future efforts focused on maintenance of a groundwater filtration system. Total cost of the clean-up project through December 31, 1997 was $23.7 million. The Company estimates future costs to be approximately $4.6 million. Clean-up costs were and will be funded through cash settlements reached with the other major potentially responsible parties, claims collected from insurance carriers and Company assets.

In 1997, the Company was named a potentially responsible party at another former Wasatch Chemical site. This site is located in the Rocky Flats Industrial Park outside of Denver, Colorado. Management believes that the Company's responsibility for remediation will not significantly affect its results of operations, financial position or cash flows.

Questar is involved in an environmental cleanup action on a site that involves numerous other parties. Management believes that the Company's responsibility for remediation will be minor, and that any potential liability will not significantly affect its results of operations or financial position.

There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcome of these proceedings, it is the opinion of management that the outcome will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

Each year, Questar Gas purchases significant quantities of natural gas under numerous gas-purchase contracts with varying terms and conditions. Purchases under these agreements totalled $122,106,000 in 1997, $67,249,000 in 1996 and $44,892,000 in 1995.
Historically, gas-purchase contracts extended over many years. However, it is now common practice to set contract terms for anywhere from one day up to one year. With this trend toward shorter-term contracts, as of February 1, 1998, substantially all long-term contracts have expired. The remaining long-term contracts are not material.


Note 7 - Rate Matters

On January 8, 1997, the Utah Division of Public Utilities (Division) filed a motion with the PSCU seeking an investigation into the reasonableness of Questar Gas' rates and requesting an interim rate
decrease of $3.5 million.   On January 29, 1997, the Division
withdrew its petition, and the PSCU accepted that action after Questar Gas agreed to reduce rates and charges by $2.85 million annually. On February 4, 1997, Questar Gas filed an application with the PSCU to reduce block rates, eliminate the new-premises fee for multi-family dwellings, and reduce the capacity-release revenue retained by Questar Gas from 20% to 10%. The PSCU approved the filing effective February 18, 1997.

The PSCU approved a purchased gas-cost recovery application on an interim basis, effective January 1, 1996. In connection with the application and pass-through cases filed since then, the Division has raised issues about the reasonableness of gas gathering costs for field-purchased gas gathered by Market Resources affiliate, Questar Gas Management. Hearings were held January 6, 1998 at which the Division requested that the PSCU disallow gas gathering costs of approximately $7.6 million plus a $.2 million interest charge. Briefs have been filed with the PSCU. The Company's management believes that its gathering costs are reasonable and in compliance with contract terms and applicable laws. The Company cannot predict the resolution of this dispute or any financial impact of such resolution on its balance sheet, income statement, or cash flows at the current time.

In March 1998, the PSCW approved Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option is extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled service as well. Questar expects that the option of unbundled service in Wyoming, will not have a material effect on earnings. Questar Gas will maintain its current structure in Utah. At December 31, 1997, Questar Gas served 21,632 customers in the state of Wyoming representing 3% of the total number of customers served.


Note 8 - Employee Benefits

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

                                                      Year Ended December 31,
                                              1997        1996         1995
                                                      (In Thousands)
  Service cost                                 $7,226       $7,606      $5,940
  Interest cost                                18,270       16,829      16,162
  Actual gain on plan assets                  (38,192)     (29,026)    (47,543)
  Net amortization and deferral                18,319       10,514      31,535
    Pension cost                               $5,623       $5,923      $6,094

Assumptions used to calculate pension costs were as follows:

                                           January 1,
                                              1997        1996         1995
    Discount rate                                7.50%        7.00%       8.50%
    Rate of increase in compensation             5.35%        5.35%       6.35%
    Long-term return on assets                   8.50%        8.50%       8.50%

The Company used a discount rate of 7% and a rate of increase in compensation of 5.35% to measure the actuarial present value of benefits at December 31, 1997. The status of the plan was as follows:

                                          December 31,
                                              1997        1996         1995
                                                      (In Thousands)
  Actuarial present value of benefits
    Vested benefits                          $180,101     $159,162    $158,335
    Nonvested benefits                         32,914       25,696      25,248
      Accumulated benefit obligation          213,015      184,858     183,583
  Effect of projected future salary
    increases                                  56,244       49,376      55,725
      Projected benefit obligation            269,259      234,234     239,308
  Fair value of plan assets                   284,698      252,071     225,963
      Plan assets in excess of (less than)
        projected benefit obligation           15,439       17,837     (13,345)
  Unrecognized net (gain) loss                (11,226)     (13,900)     15,060
  Unrecognized transition obligation              497          640         783
  Unrecognized prior service cost               3,149        3,684       4,089
      Prepaid pension cost                     $7,859       $8,261      $6,587

Postretirement Benefits Other Than Pensions: The Company pays a portion of health-care costs and life- insurance costs for employees who retired prior to January 1, 1993. The plan was changed for employees hired after January 1, 1993, to link the health-care benefits to years of service and to limit Questar's monthly health care contribution per individual to 170% of the 1992 contribution. Employees hired after December 31, 1996, do not qualify for postretirement medical benefits under this plan. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company is amortizing its transition obligation over a 20-year period, which began in 1992. A table listing the primary components of the costs of postretirement benefits other than pensions is as follows:

                                          Year Ended December 31,
                                              1997        1996         1995
                                          (In Thousands)
Service cost                                   $1,075       $1,015        $956
Interest cost                                   4,050        3,452       3,871
Actual gain on plan assets                     (2,919)      (2,103)     (2,600)
Amortization of transition obligation           1,971        1,971       1,971
Net amortization and deferral                   1,204          557       1,598
   Postretirement benefit cost                 $5,381       $4,892      $5,796

Assumptions used to calculate postretirement benefit costs were as follows:

                                           January 1,
                                              1997        1996         1995
Discount rate                                     7.5%         7.0%        8.5%
Long-term return on assets                        8.5%         8.5%        8.5%
Health care inflation rate                       12.0%        12.5%       13.0%
                                                      decreasing to
                                                  5.5%         5.0%        6.5%
                                                      by .5% per year

A 1% increase in the health care inflation rate would increase the service cost by $88,000, the interest cost by $357,000 and the accumulated postretirement benefit obligation by $4,906,000.

The Company used a discount rate of 7% to measure the actuarial present value of benefits at December 31, 1997. The status of the postretirement benefit programs was as follows:

                                          December 31,
                                              1997        1996         1995
                                          (In Thousands)
Accumulated postretirement benefit obligation
    Retired employees and beneficiaries       $35,669      $28,911     $33,228
    Active employees                           24,074       19,513      22,772
                                               59,743       48,424      56,000
Plan assets                                    24,684       20,477      16,748
    Accumulated postretirement benefit
      obligation in excess of plan assets      35,059       27,947      39,252
Unrecognized transition obligation            (29,571)     (31,542)    (33,514)
Unrecognized gains (losses)                     3,299       10,222        (432)
    Accrued postretirement benefit
      liability                                $8,787       $6,627      $5,306

Regulated Services accounts for approximately 64% of the postretirement benefit costs. The impact of postretirement benefit costs on Questar's future net income will be mitigated by recovery of these costs from customers. Both the PSCU and the PSCW allowed Questar Gas to recover future costs if the amounts are funded in an external trust. The FERC allows rate-recovery of future postretirement benefits costs to the extent that pipeline companies
contribute the amounts to an external trust.   As part of its 1996
general rate settlement, Questar Pipeline began making annual contributions of $1,187,000 to an external trust fund. This amount will recover accumulated postretirement costs measured at December 1995 over a three-year period.

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. The PSCU and the PSCW have allowed Questar Gas to recover postemployment costs of about $1.1 million, as measured at December 31, 1994, over a 10-year period. Beginning in 1996, the FERC allowed Questar Pipeline to recover $138,000 per year of postemployment costs in future rates over a three year period if funded in an external trust. Questar's postemployment liability was $2,468,000 in 1997, $2,412,000 in 1996 and $1,994,000 in 1995.


Note 9 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas' utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas' nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The rate of return is adjusted annually and is currently 13.69%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The rate of return is adjusted annually and is currently 18.69%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

c. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The return allowed Wexpro currently is 21.69%.

e.  Wexpro operates natural-gas properties owned by Questar Gas.
Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This rate of return is currently 13.69%.


Note 10 - Oil and Gas Producing Activities (Unaudited)

The following information discusses Questar's oil-and-gas producing activities. The Company began operations in Canada in the second half of 1996 through an acquisition. Prior to 1996, all of Questar's oil-and-gas properties were located in the United States. Separate disclosures are presented for cost-of-service and noncost-of-service activities.

Cost-of-service properties are those for which the operations and return on investment are governed by the Wexpro settlement agreement (Note 9). Production from gas properties owned or operated by Wexpro is delivered to Questar Gas at cost of service. Production from noncost-of-service properties is sold at market prices. These properties include all Celsius Energy and Universal Resources properties and Wexpro oil properties. Production from Wexpro oil properties is sold at market prices and the income is shared with Questar Gas after operating costs are recovered and a specified return on investment is earned.

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


NONCOST-OF-SERVICE ACTIVITIES

Capitalized Costs: The aggregate amounts of costs capitalized for noncost-of-service oil-and-gas producing activities and the related amounts of accumulated depreciation and amortization follow:

                                December 31, 1997
                              United States   Canada      Total
                              (In Thousands)
  Proved properties               $805,614     $42,882    $848,496
  Unproved properties               19,200      13,390      32,590
                                   824,814      56,272     881,086
  Accumulated depreciation
     and amortization              472,773       9,643     482,416
                                  $352,041     $46,629    $398,670

                                December 31,
                                  1996                                 1995
                              United States   Canada      Total
                              (In Thousands)
  Proved properties               $760,329     $43,721    $804,050     $631,580
  Unproved properties               16,448       8,351      24,799       18,307
                                   776,777      52,072     828,849      649,887
  Accumulated depreciation
     and amortization              428,708       1,494     430,202      388,957
                                  $348,069     $50,578    $398,647     $260,930

Full-Cost Amortization: Unproved properties held by Celsius Energy and Universal Resources are excluded from amortization until evaluation. A summary of costs excluded from the amortization pool at December 31, 1997, and the year in which these costs were
incurred are listed below.   Costs excluded from amortization
include $13,390,000 associated with Canadian properties.

                                                                Year Costs Incurred
                                                                                  1994 and
                                  Total        1997        1996        1995        Prior
                                                       (In Thousands)
  Leaseholds                       $22,073      $6,553      $8,525         $997      $5,998
  Exploration                       10,517       3,480       1,236          523       5,278
                                   $32,590     $10,033      $9,761       $1,520     $11,276

Costs Incurred: The following costs were incurred in noncost-of-service oil-and gas-producing activities:

                                           Year Ended December 31,
                                  1997
                              United States   Canada      Total
                              (In Thousands)
  Property acquisition
    Unproved                        $4,057        $203      $4,260
    Proved                           2,155                  $2,155
  Exploration                        9,975       1,198     $11,173
  Development                       45,067       4,437     $49,504
                                   $61,254      $5,838     $67,092

                              Year Ended December 31,
                                  1996                                 1995
                              United States   Canada      Total
                              (In Thousands)
  Property acquisition
    Unproved                        $1,159      $8,114      $9,273       $1,162
    Proved                         111,994      42,380    $154,374          731
  Exploration                        3,639         800      $4,439        3,978
  Development                       13,367         778     $14,145       14,701
                                  $130,159     $52,072    $182,231      $20,572

Results of Operations: Following are the results of operations of noncost-of-service oil- and gas-producing activities before corporate overhead and interest expenses. The Company recorded a $3 million write down of Canadian properties in 1997 as additional depreciation expense.

                              Year Ended December 31,
                                                               1997                                1996     1995
                              United States   Canada      Total    United States   Canada      Total
                              (In Thousands)
Revenues
 From unaffiliated customers       $60,650      $8,694     $69,344      $77,235      $3,233     $80,468     $85,185
    From affiliates                 76,858                  76,858       30,814                  30,814          14
      Total revenues               137,508       8,694     146,202      108,049       3,233     111,282      85,199

 Production expenses                41,981       2,424      44,405       33,824         750      34,574      27,076
 Oil-income sharing under Wexpro
     settlement agreement            2,347                   2,347        2,768                   2,768       3,400
 Depreciation and amortization      46,372       8,374      54,746       40,655       1,526      42,181      35,085
      Total expenses                90,700      10,798     101,498       77,247       2,276      79,523      65,561
                                    46,808      (2,104)     44,704       30,802         957      31,759      19,638
  Income tax expense
    (benefit) - Note 1              10,500      (1,729)      8,771        5,349         186       5,535       3,249
    Results of operations
    before corporate overhead
      and interest expenses        $36,308       ($375)    $35,933      $25,453        $771     $26,224     $16,389

Note 1 - Income tax expense has been reduced by gas production tax credits of $7,415,000 in 1997, $6,490,000 in 1996 and $4,019,000 in
1995.

Estimated Quantities of Proved Oil and Gas Reserves for Noncost-of-Service Properties: The majority of the reserve estimates located in the United States were made by Ryder Scott Company, H. J. Gruy and Associates and Netherland, Sewell & Associates, independent reservoir engineers, and the remainder by the Company's reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Joung Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported were located in the United States prior to 1996. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                           Natural Gas                  Oil
                              United States   Canada      Total    United States   Canada      Total
                              (In Million Cubic Feet)              (In Thousands of Barrels )
Proved Reserves
Balance at January 1, 1995         267,828                 267,828       13,534                  13,534
Revisions of estimates               6,156                   6,156          909                     909
Extensions and discoveries          15,912                  15,912          436                     436
Purchase of reserves in place        2,679                   2,679           24                      24
Sale of reserves in place           (1,225)                 (1,225)         (23)                    (23)
Production                         (32,663)                (32,663)      (2,436)                 (2,436)
Balance at December 31, 1995       258,687                 258,687       12,444                  12,444
Revisions of estimates              19,219       3,354      22,573        1,286        (774)        512
Extensions and discoveries           8,331       2,534      10,865          540          84         624
Purchase of reserves in place      116,855      19,600     136,455        6,816       2,920       9,736
Sale of reserves in place           (4,014)                 (4,014)         (30)                    (30)
Production                         (39,506)     (1,013)    (40,519)      (2,399)       (103)     (2,502)
Balance at December 31, 1996       359,572      24,475     384,047       18,657       2,127      20,784
Revisions of estimates              11,409      (4,635)      6,774       (1,847)       (316)     (2,163)
Extensions and discoveries          24,353       4,366      28,719        1,060         898       1,958
Purchase of reserves in place        8,166                   8,166          351                     351
Sale of reserves in place           (1,292)                 (1,292)        (450)         (3)       (453)
Production                         (44,370)     (3,072)    (47,442)      (2,667)       (271)     (2,938)
Balance at December 31, 1997       357,838      21,134     378,972       15,104       2,435      17,539


Proved Developed Reserves
Balance at January 1, 1995         252,677                 252,677       12,707                  12,707
Balance at December 31, 1995       245,357                 245,357       11,756                  11,756
Balance at December 31, 1996       299,219      14,683     313,902       16,686       1,880      18,566
Balance at December 31, 1997       300,859      16,670     317,529       13,209       1,851      15,060

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves for Noncost-of-Service Activities: Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. Year-end production, development costs and income tax rates were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

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

                              Year Ended December 31,
                                                           1997                                 1996        1995
                              United States   Canada      Total    United States   Canada      Total
                              (In Thousands)
Future cash inflows               $937,059     $68,550  $1,005,609   $1,259,525    $123,186  $1,382,711    $614,469
Future production and
    development costs             (349,624)    (25,066)   (374,690)    (443,074)    (37,445)   (480,519)   (206,712)
Future income tax expenses         (99,107)                (99,107)    (187,263)    (15,857)   (203,120)    (59,093)
Future net cash flows              488,328      43,484     531,812      629,188      69,884     699,072     348,664
10% annual discount for estimated
    timing of net cash flows      (198,070)    (14,885)   (212,955)    (259,602)    (23,188)   (282,790)   (126,582)
Standardized measure of discounted
    future net cash flows         $290,258     $28,599    $318,857     $369,586     $46,696    $416,282    $222,082

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                           Year Ended December 31,
                                               1997        1996        1995
                                                       (In Thousands)
  Beginning balance                           $416,282    $222,082     $237,250
    Sales of oil and gas produced, net
      of production costs                     (101,797)    (76,708)     (58,123)
    Net changes in prices and
      production costs                        (138,678)    168,288        1,468
    Extensions and discoveries, less
      related costs                             31,535      16,400       14,381
    Revisions of quantity estimates             (4,979)     25,298        9,012
    Purchase of reserves in place                2,155     154,374          731
    Sale of reserves in place                   (3,606)     (3,045)      (1,062)
    Accretion of discount                       41,629      22,208       23,725
    Net change in income taxes                  73,804     (79,386)         368
    Change in production rate                    5,025     (19,738)        (298)
    Other                                       (2,513)    (13,491)      (5,370)
    Net change                                 (97,425)    194,200      (15,168)
  Ending balance                              $318,857    $416,282     $222,082

COST-OF-SERVICE ACTIVITIES

Capitalized Costs: Capitalized costs for cost-of-service oil- and gas-producing activities net of the related accumulated depreciation and amortization were as follows:

                                           December 31,
                                  1997         1996        1995
                                           (In Thousands)
  Questar Gas                      $32,399     $34,334     $37,485
  Wexpro                            87,927      81,229      89,431
                                  $120,326    $115,563    $126,916

Costs Incurred: Costs incurred by Wexpro for cost-of-service gas-producing activities were $10,281,000 in 1997, $3,931,000 in 1996, and $4,827,000 in 1995.

Estimated Quantities of Proved Oil and Gas Reserves for
Cost-of-Service Properties: The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved undeveloped reserves that may exist.

                                           Natural Gas     Oil
                                           (In Million (In Thousands
                                           Cubic Feet) of Barrels)
  Proved Developed Reserves
    Balance at January 1, 1995                 416,312         707
      Revisions of estimates                      (831)         10
      Extensions and discoveries                10,591           2
      Production                               (36,632)        (57)
    Balance at December 31, 1995               389,440         662
      Revisions of estimates                     4,365         (44)
      Extensions and discoveries                 2,812           2
      Production                               (36,740)        (56)
    Balance at December 31, 1996               359,877         564
      Revisions of estimates                     7,008          41
      Extensions and discoveries                 7,439          28
      Production                               (37,454)        (24)
    Balance at December 31, 1997               336,870         609

Note 11 - Quarterly Financial and Stock Price Data (Unaudited)
Following is a summary of quarterly financial and stock price data.

                                               First       Second      Third      Fourth
                                              Quarter     Quarter     Quarter    Quarter      Year
                                                  (Dollars In Thousands, Except Per Share Amounts)
                    1997
Revenues                                       $358,378    $151,453    $138,632  $284,811    $933,274
Operating income                                 71,922      23,448      20,342    54,443     170,155
Net income                                       40,974      13,607      15,726    34,488     104,795
Basic earnings per common share                    1.00        0.32        0.39      0.84        2.55
Diluted earnings per common share                  0.99        0.32        0.38      0.83        2.53
Dividends per common share                        0.305       0.305       0.315     0.315        1.24
Market price per common share
  High                                            40 1/2      43          42 7/8    44 3/4      44 3/4
  Low                                             35 5/8      34 1/4      38 3/8    36 3/4      34 1/4
  Close                                          $36         $40 3/8    $40 9/16   $44 5/8     $44 5/8
Price-earnings ratio on closing price              14.2        16.3        15.9      17.5         17.5
Annualized dividend yield on closing price          3.4%        3.0%        3.1%      2.8%        2.8%
Market-to-book ratio on closing price              1.84        2.05        2.01      2.17         2.17
Average number of common shares traded
  per day                                            62          91          86        74          78

                    1996
Revenues                                       $225,723    $148,968    $156,469  $286,821    $817,981
Operating income                                 61,061      25,169      23,268    62,125     171,623
Net income                                       34,596      16,068      12,787    34,694      98,145
Basic earnings per common share                    0.85        0.39        0.31      0.84        2.39
Diluted earnings per common share                  0.84        0.39        0.31      0.84        2.38
Dividends per common share                        0.295       0.295       0.295     0.305        1.19
Market price per common share
  High                                            34 1/2      35 1/4      37 3/8    41 3/8      41 3/8
  Low                                             30 7/8      31 1/2      31 3/8    34 1/4      30 7/8
  Close                                          $33         $34         $35 3/8   $36 3/4     $36 3/4
Price-earnings ratio on closing price              14.8        15.0        15.4      15.4         15.4
Annualized dividend yield on closing price          3.6%        3.5%        3.3%      3.3%        3.3%
Market-to-book ratio on closing price              1.80        1.85        1.91      1.95         1.95
Average number of common shares traded
  per day                                            71          52          78        70          68

                    1995
Revenues                                       $215,932    $138,569    $111,922  $182,864    $649,287
Operating income                                 50,352      24,964      16,133    50,577     142,026
Net income                                       27,073      14,562      11,940    30,211      83,786
Basic and diluted earnings per common share        0.67        0.35        0.29      0.74        2.05
Dividends per common share                        0.285       0.285       0.295     0.295        1.16
Market price per common share
  High                                            30 1/8      31          33        33 3/4      33 3/4
  Low                                             26 1/8      28          27 1/2    28 5/8      26 1/8
  Close                                          $30         $28 3/4     $32       $33 1/2     $33 1/2
Price-earnings ratio on closing price              14.6        13.9        13.9      16.3         16.3
Annualized dividend yield on closing price          3.8%        4.0%        3.7%      3.5%        3.5%
Market-to-book ratio on closing price              1.78        1.70        1.87      1.91         1.91
Average number of common shares traded
  per day                                            85          65          75        77          75

Note 12 - Operations by Line of Business
Following is a summary of operations by line of business for the Year Ended December 31:

                                                 Regulated Services
                                        Market   Natural Gas Natural Gas    Other       Other    Intercompany  Questar
                                      Resources  DistributionTransmission             Operations TransactionsConsolidated
               1997
Revenues
  From unaffiliated customers           $448,765    $445,684     $36,343                  $2,482                $933,274
  From affiliated companies               74,584       2,539      69,094         135      36,453   $(182,805)
                                         523,349     448,223     105,437         135      38,935    (182,805)    933,274
Operating expenses
  Natural gas and other product
    purchases                            293,174     248,933                                        (142,166)    399,941
  Operating and maintenance               75,071     101,719      37,334                  29,002     (38,292)    204,834
  Depreciation and amortization           73,087      31,160      14,797                   4,993                 124,037
  Other expenses                          24,853       8,174       2,816                     811      (2,347)     34,307
    Total operating expenses             466,185     389,986      54,947                  34,806    (182,805)    763,119
    Operating income                      57,164      58,237      50,490         135       4,129                 170,155
Interest and other income                  5,849       3,388       5,952           7      19,512     (10,700)     24,008
Debt expense                             (11,068)    (19,119)    (13,536)                (10,743)     10,700     (43,766)
Income tax expense                       (10,882)    (13,492)    (16,338)        (64)     (4,826)                (45,602)
    Net income                           $41,063     $29,014     $26,568         $78      $8,072                $104,795
Identifiable assets                     $647,196    $601,720    $410,481      $3,584    $282,036              $1,945,017
Capital expenditures                      92,387      65,375      32,596                  22,439                 212,797

               1996
Revenues
  From unaffiliated customers           $408,205    $368,905     $38,837                  $2,034                $817,981
  From affiliated companies               75,878       3,023      65,341                  29,723   $(173,965)
                                         484,083     371,928     104,178                  31,757    (173,965)    817,981
Operating expenses
  Natural gas and other product
    purchases                            272,610     182,400                                        (140,739)    314,271
  Operating and maintenance               66,741      97,110      39,959                  23,037     (30,458)    196,389
  Depreciation and amortization           58,590      28,309      14,206                   4,104                 105,209
  Other expenses                          21,802       8,071       2,519                     865      (2,768)     30,489
    Total operating expenses             419,743     315,890      56,684                  28,006    (173,965)    646,358
    Operating income                      64,340      56,038      47,494                   3,751                 171,623
Interest and other income                     89       3,033       1,980                  15,503      (7,638)     12,967
Debt expense                              (8,704)    (16,637)    (13,416)                 (9,964)      7,638     (41,083)
Income tax expense                       (13,963)    (13,446)    (13,415)                 (4,538)                (45,362)
    Net income                           $41,762     $28,988     $22,643                  $4,752                 $98,145
Identifiable assets                     $668,221    $554,476    $396,019                $197,509              $1,816,225
Capital expenditures                     191,792      51,657      23,808                  24,578                 291,835

               1995
Revenues
  From unaffiliated customers           $251,800    $358,758     $36,780                  $1,949                $649,287
  From affiliated companies               80,069       4,011      57,992                  29,570   $(171,642)
                                         331,869     362,769      94,772                  31,519    (171,642)    649,287
Operating expenses
  Natural gas purchases                  146,676     190,606                                        (137,863)    199,419
  Operating and maintenance               58,295      93,384      34,003                  24,422     (30,379)    179,725
  Depreciation and amortization           53,747      25,469      12,911                   4,165                  96,292
  Other expenses                          21,377       9,588       3,370                     890      (3,400)     31,825
    Total operating expenses             280,095     319,047      50,284                  29,477    (171,642)    507,261
    Operating income                      51,774      43,722      44,488                   2,042                 142,026
Interest and other income                  5,921       4,232       1,744                  11,548      (6,131)     17,314
Debt expense                              (8,290)    (16,580)    (13,472)                (10,604)      6,131     (42,815)
Income tax (expense) credit              (14,110)     (7,706)    (11,492)                    569                 (32,739)
    Net income                           $35,295     $23,668     $21,268                  $3,555                 $83,786
Identifiable assets                     $470,466    $542,503    $399,129                $172,455              $1,584,553
Capital expenditures                      31,282      51,413      23,146                  12,347                 118,188


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1998.

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


  /s/ R. D. Cash              Chairman, President and Chief
 R. D. Cash                   Executive Officer (Principal
                              Executive Officer)


  /s/ S. E. Parks             Vice President, Treasurer and Chief
 S. E. Parks                  Financial Officer (Principal Financial
                              and Accounting Officer)

*R. D. Cash                   Director
*Patrick J. Early             Director
*U. Edwin Garrison            Director
*W. W. Hawkins                Director
*W. N. Jones                  Director
*Robert E. Kadlec             Director
*Marilyn S. Kite              Director
*Dixie L. Leavitt             Director
*Gary G. Michael              Director
*G. L. Nordloh                Director
*Scott S. Parker              Director
*D. N. Rose                   Director
*Harris H. Simmons            Director


March 25, 1998                *By  /s/ R. D. Cash
  Date                             R. D. Cash, Attorney in Fact


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

 3.1.* Restated Articles of Incorporation effective May 28, 1991. (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June 30, 1991.)

 3.2.* Bylaws (as amended effective August 11, 1992). (Exhibit No. 3. to Form 10-Q Report for Quarter ended June 30, 1992.)

 4.3.* 1\ Rights Agreement dated as of February 13, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C. pertaining to the Company's Shareholder Rights Plan.
             (Exhibit No. 4. to Current Report on Form 8-K dated
             February 13, 1996.)

 10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

 10.2.* 2\   Questar Corporation Annual Management Incentive Plan, as
             amended and restated effective February 13, 1996.  (Exhibit
             No. 10.2. to Form 10-K Annual Report for 1995.)

 10.3. 2\ Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective February 10, 1998.

 10.4. 2\ Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 10, 1998.

 10.5.* 2\   Questar Corporation Executive Severance Compensation Plan,
             as amended and restated effective February 13, 1996.
             (Exhibit No. 10.6. to Form 10-K Annual Report for 1995.)

 10.6.* 2\   Questar Corporation Deferred Compensation Plan for
             Directors, as amended and restated effective February 13, 1996. (Exhibit No. 10.7. to Form 10-K Annual Report for
             1995.)

 10.7.* 2\   Questar Corporation Supplemental Executive Retirement Plan,
             as amended and restated effective February 13, 1996.
             (Exhibit No. 10.8. to Form 10-K Annual Report for 1995.)

 10.8.* 2\   Questar Corporation Equalization Benefit Plan, as amended
             and restated effective February 13, 1996.  (Exhibit No.
             10.9. to Form 10-K Annual Report for 1995.)

 10.9. 2\ Questar Corporation Stock Option Plan for Directors, as amended and restated effective February 10, 1998.

 10.10.* 2\  Form of Individual Indemnification Agreement dated February 9,
             1993 between Questar Corporation and Directors.
             (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

 10.11.* 2\  Questar Corporation Deferred Share Plan, as amended and restated effective February 13, 1996. (Exhibit No. 10.12. to Form 10-K Annual Report for 1995.)

 10.12.* 2\  Questar Corporation Deferred Compensation Plan, as amended and restated effective February 13, 1996.  (Exhibit No.
             10.13. to Form 10-K Annual Report for 1995.)

 10.13.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar
             Corporation; Advance MobilComm, Inc.; Robert C. Mearns and Francis G. Fuson. (Exhibit No. 10.14. to Form 10-Q Report for Quarter ended June 30, 1994.)

 10.14.* 2\  Questar Corporation Directors' Stock Plan as approved May 21,
             1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

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

     1\The name of the Rights Agent has been changed to Chase Mellon Shareholder Services, L.L.C.

     2\Exhibit so marked is management contract or compensation plan or arrangement.

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1997.