Form 10-Q
period 1998-03-31
QUESTAR CORP
filed 1998-05-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1998

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

            Class                 Outstanding as of March 31, 1998
Common Stock, without par value            41,123,687 shares


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended          12 Months Ended
                                           March 31,               March 31,
                                              1998        1997        1998        1997
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                     $300,083    $358,378    $874,979    $950,636

OPERATING EXPENSES
  Natural gas and other
     product purchases                        142,042     189,432     352,551     423,235
  Operating and maintenance                    50,902      54,078     201,658     201,289
  Depreciation and amortization                30,072      29,844     124,265     109,332
  Other taxes                                  10,011      13,102      31,216      34,296

    TOTAL OPERATING EXPENSES                  233,027     286,456     709,690     768,152

    OPERATING INCOME                           67,056      71,922     165,289     182,484

INTEREST AND OTHER INCOME                       6,680       1,848      28,840      10,779

DEBT EXPENSE                                  (11,514)    (10,887)    (44,393)    (40,845)

     INCOME BEFORE INCOME TAXES                62,222      62,883     149,736     152,418

INCOME TAXES                                   21,340      21,909      45,033      47,895

           NET INCOME                         $40,882     $40,974    $104,703    $104,523

Earnings per common share
     Basic                                      $0.99       $1.00       $2.54       $2.54
     Diluted                                     0.99        0.99        2.53        2.53

Average common shares outstanding
     Basic                                     41,104      41,053      41,103      40,951
     Diluted                                   41,434      41,235      41,391      41,170

Dividends per common share                     $0.315      $0.305       $1.25       $1.20

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                             March 31,              December 31,
                                                1998        1997        1997
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                       $17,271
  Accounts receivable                          $166,203    $173,742     187,014
  Inventories                                    13,617      12,854      29,068
  Purchased-gas adjustments                       5,587      29,331      37,251
  Other current assets                           12,249      13,231      14,420
    Total current assets                        197,656     229,158     285,024

Property, plant and equipment                 2,765,272   2,591,024   2,741,937
Less allowances for depreciation and
  amortization                                1,240,173   1,128,681   1,210,717
    Net property, plant and equipment         1,525,099   1,462,343   1,531,220

Securities available for resale,
     approximates fair value                     66,182      39,536      55,925
Other assets                                     74,965      52,365      72,848

                                             $1,863,902  $1,783,402  $1,945,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $1,216      $3,773
  Short-term loans                               27,000      36,500    $131,200
  Accounts payable and accrued expenses         166,898     151,312     168,944
  Current portion of long-term debt               6,096       5,442       6,068
    Total current liabilities                   201,210     197,027     306,212

Long-term debt, less current portion            542,683     538,706     541,986
Other liabilities                                26,162      35,987      29,801
Deferred income taxes and investment
  tax credits                                   211,622     203,368     221,240
Redeemable cumulative preferred stock                         4,808

Common shareholders' equity
  Common stock                                  292,405     294,929     291,322
  Retained earnings                             569,644     516,228     541,663
  Other comprehensive income                     30,349       7,905      22,966
  Note receivable from ESOP                     (10,173)    (15,556)    (10,173)
    Total common shareholders' equity           882,225     803,506     845,778

                                             $1,863,902  $1,783,402  $1,945,017

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

<CAPTON>
                                                                                   Other       Note
                                                 Common Stock         Retained  Comprehensive Receivable Comprehensive
                                               Shares      Amount     Earnings     Income    from ESOP    Income
                                            (Dollars in Thousands)
Totals at January 1, 1997                    41,024,887    $292,613    $487,799      $7,229   $(15,556)
  Issuance of common stock                       82,075       2,776
  Purchase of common stock                      (11,884)       (460)
  Net income                                                             40,974                            $40,974
  Other comprehensive income
    Unrealized gain on securities
       available for sale,
       net of income taxes of $354,000                                                  570                    570
    Foreign currency translation adjustment,
        net of income taxes of $57,000                                                  106                    106
  Payment of dividends                                                  (12,620)
  Income tax benefit of dividends
    paid to ESOP                                                             75

Totals at March 31, 1997                     41,095,078    $294,929    $516,228      $7,905   $(15,556)    $41,650


Totals at January 1, 1998                    41,071,042    $291,322    $541,663     $22,966   $(10,173)
  Issuance of common stock                       64,960       1,611
  Purchase of common stock                      (12,315)       (528)
  Net income
  Other comprehensive income                                             40,882                            $40,882
    Unrealized gain on securities
       available for sale,
       net of income taxes of $4,580,000                                              7,394                  7,394
    Foreign currency translation adjustment,
        net of income taxes of $5,000                                                   (11)                   (11)
  Payment of dividends                                                  (12,950)
  Income tax benefit of dividends
    paid to ESOP                                                             49

Totals at March 31, 1998                     41,123,687    $292,405    $569,644     $30,349   $(10,173)    $48,265

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            3 Months Ended
                                             March 31,
                                                1998        1997
                                            (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $40,882     $40,974
  Depreciation and amortization                  31,507      31,061
  Deferred income taxes and
    investment tax credits                      (14,198)     (1,040)
  Gain from the sales of securities              (4,083)
                                                 54,108      70,995
  Changes in operating assets and
    liabilities                                  65,307       3,248
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                 119,415      74,243

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant
      and equipment                             (30,614)    (21,146)
    Other investments                            (3,023)        (36)
      Total capital expenditures                (33,637)    (21,182)
  Proceeds from disposition of property,
    plant and equipment                           5,324       5,078
  Proceeds from the sales of securities           5,800
      NET CASH USED IN INVESTING
        ACTIVITIES                              (22,513)    (16,104)

FINANCING ACTIVITIES
  Issuance of common stock                        1,611       2,776
  Common stock repurchased                         (528)       (460)
  Redemption of preferred stock                                 (20)
  Issuance of long-term debt                      1,000      68,430
  Repayment of long-term debt                      (371)    (84,496)
  Decrease in short-term loans                 (104,200)    (41,300)
  Checks outstanding in excess of
    cash balances                                 1,216       3,773
  Payment of dividends                          (12,950)    (12,620)
  Other                                              49          75
      NET CASH USED IN FINANCING
       ACTIVITIES                              (114,173)    (63,842)
      DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                  ($17,271)    ($5,703)

See notes to consolidated financial statements.

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Note 2 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for reporting comprehensive income
and its components.   However, the adoption of this statement had no
impact on Questar's net income and its shareholders' equity.   SFAS
No. 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Formerly, these transactions were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
March 31, 1998
(Unaudited)

Results of Operations

Market Resources

Celsius Energy (US and Canada), Universal Resources, Wexpro, Questar Gas Management, Questar Energy Trading, and Questar Energy Services (Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of financial results and operating information.

                                 3 Months Ended          12 Months Ended
                                  March 31,               March 31,
                                     1998        1997        1998        1997
                                 (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers      $98,562    $174,538    $372,789    $510,034
    From affiliates                   16,868      27,774      63,678      81,983
      Total revenues                $115,430    $202,312    $436,467    $592,017
  Operating income                   $14,119     $17,492     $53,791     $67,085
  Net income                           9,909      11,646      39,326      44,152

OPERATING STATISTICS
  Production volumes
    Natural gas (in million
      cubic feet)                     12,094      11,774      47,762      43,148
    Oil and natural gas liquids
      (in thousands of barrels)          654         766       2,826       2,696
  Production revenue
    Natural gas (per thousand
      cubic feet)                      $1.96       $1.99       $1.88       $1.64
    Oil and natural gas liquids
      (per barrel)                    $14.51      $20.45      $16.83      $19.77
  Marketing volumes
    Gas marketing volumes (in
      thousands of decatherms)        24,809      39,196     111,156     150,935
    Oil (in thousands of barrels)        554         472       1,760       1,595
    Electricity (in thousands of
       megawatt hours)                    21         342         378         546
  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers        18,523      14,319      61,790      52,010
    For Questar Gas                    8,551       9,286      27,771      29,667
    For other affiliated customer      4,269       4,173      17,775      11,051
      Total gathering                 31,343      27,778     107,336      92,728
   Gathering revenue (per
     decatherm)                        $0.16       $0.22       $0.19       $0.23

Revenues from Market Resource operations were lower in the 1998 periods presented when compared with the 1997 periods primarily as a result of decreased energy-marketing activities, particularly gas, and lower oil prices and production volumes. Gas-marketing volumes were 37% lower in the first quarter and 26% lower for the 12-months ended March 31, 1998 when compared with the same periods of 1997. The Company has recently reorganized its trading operation and brought in some new personnel. Energy marketing activities reported $290,000 of net income in the first quarter of 1998 compared with a $790,000 loss in the first quarter of 1997. The 1997 loss was primarily the result of paying higher prices for affiliate production.

Oil and NGL revenues were $6,173,000 lower in the first quarter comparison due to a 29% drop in prices and a 15% decline in production. The production decline was the result of the sale of nonstrategic assets in 1997, normal production declines and a temporary shutdown of the Brady processing plant due to a construction project.

Gas production increased 3% in the first quarter of 1998 when compared with the first quarter of 1997, but the effect was offset by a 2% lower average price. The increase in production resulted from gas wells drilled in 1997.

Market Resources hedged 37-40% of its gas production in the first quarter of 1998 at prices of $2.10- 2.20 per Mcf, net back to the well. The quantity increases to 50% through October with a price of about $2 per Mcf. Roughly 10% of oil production was hedged in the first quarter of 1998 at prices between $18 and $19 per bbl. The quantity increases to 18% and the price drops to $17 per bbl for the remainder of the year.

Revenues for Questar Gas Management (QGM) were 47% lower in the first quarter of 1998 compared with the same period in 1997 due to a gathering contract revision and the sale of two processing plants in 1997. Net income reported by QGM was $786,000 below last year's income as a result of these factors. The new contract with Questar's gas-distribution company become effective September 1, 1997.

Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                 3 Months Ended          12 Months Ended
                                  March 31,               March 31,
                                     1998        1997        1998        1997
                                 (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers     $191,789    $174,222    $463,251    $398,560
    From affiliates                                1,091       1,448       3,778
      Total revenues                 191,789     175,313     464,699     402,338
  Natural gas purchases              118,098      97,211     269,820     204,146
      Revenues less natural
        gas purchases                $73,691     $78,102    $194,879    $198,192
  Operating income                   $38,211     $40,022     $56,426     $62,263
  Net income                          20,714      22,309      27,419      32,446

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
  Residential and commercial sale     34,314      36,405      83,656      82,832
  Industrial sales                     2,830       2,902       9,451       8,992
  Transportation for industrial
      customers                       14,832      12,952      53,193      48,722
      Total deliveries                51,976      52,259     146,300     140,546

  Natural gas revenue (per
    decatherm)                         $5.20       $4.47       $4.96       $4.30
    Residential and commercial          3.10        2.37        2.79        2.21
    Industrial sales
    Transportation for industrial       0.11        0.14        0.12        0.13
      customers
  Heating degree days
    Actual                             2,392       2,455       5,402       5,166
    Normal                             2,743       2,743       5,801       5,801
       Warmer than normal                 13%         10%          7%         11%
  Number of customers at March 31    645,133     623,184

Revenues, less natural gas purchases, were $4,411,000 lower in the first quarter of 1998 and $3,313,000 lower in the 12-month period ended March 31, 1998 when compared with the same periods in 1997 because of several rate changes affecting the first quarter of 1998. A rate surcharge, associated with construction of a distribution pipeline into southern Utah and in effect for the past 10 years, was discontinued in September 1997. Some general-service customers, who met higher load factor standards, shifted to firm commercial rates, which have a lower margin. Retail usage of gas per customer has returned to a more-normal quantity after reaching an unusually high mark in the first quarter of 1997. Questar Gas agreed to a negotiated annual rate reduction of $2.8 million of revenues in Utah that went into effect February 18, 1997.

The growth rate in the number of customers served by Questar Gas
continued at a strong pace.   The number of customers served grew by
3.5% from a year ago to 645,133 at March 31, 1998.

Temperatures, as measured in degree days, were warmer than normal in the 1998 and 1997 periods. However, Questar Gas' rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in the first quarters of 1998 and 1997.

In March 1998, the Public Service Commission of Wyoming approved Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option is extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled sales service as well. The unbundling proposal called for an open enrollment period to be held from March 1 through April 30. However, no suppliers signed up to provide gas to Wyoming customers. Another open enrollment will be held next year. Questar expects that the option of unbundled service in Wyoming will not have a material effect on earnings.

Volumes delivered to industrial customers increased 11% in the first quarter of 1998 when compared with the same quarter of 1997 due to additions and expanded operations with several ongoing customers. Margins from gas delivered to industrial customers are substantially lower than from gas delivered to residential and commercial customers.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                 3 Months Ended          12 Months Ended
                                  March 31,                   March 31,
                                     1998        1997        1998        1997
                                                    (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $9,065      $9,131     $36,277     $39,881
    From affiliates                   18,184      17,590      69,688      64,942
      Total revenues                 $27,249     $26,721    $105,965    $104,823
  Operating income                   $12,806     $13,465     $49,831     $49,564
  Net income                           6,554       6,322      26,800      23,714

OPERATING STATISTICS
  Natural gas transportation volumes
    (in thousands of decatherms)
    For unaffiliated customers        32,778      33,303     115,690     128,325
    For Questar Gas                   38,331      42,264     106,378     105,269
    For other affiliated customer      4,858       6,816      35,839      46,545
        Total transportation          75,967      82,383     257,907     280,139

      Transportation revenue
       (per decatherm)                 $0.24       $0.21       $0.27       $0.24

Revenues were higher in the 3- and 12-month periods of 1998 due primarily to increased firm-transportation reservation charges. Questar Pipeline is expanding working gas capacity at Clay Basin in 1998 by 5 Bcf at an estimated cost of $4 million. In an open season sign-up conducted in January 1998, all potential new capacity was pledged under long-term commitments. The expansion is expected to add about $3 million in annual storage revenues beginning in the second quarter of 1998.

Income from unconsolidated affiliates in the 1998 periods includes Questar Pipeline's share of earnings reported by TransColorado Gas Transmission Co. The earnings reflect capitalization of interest and equity costs (AFUDC) associated with the construction of the TransColorado pipeline amounting to $318,000 in the 3 months ended March 31, 1998 and $4,774,000 in the 12 months ended March 31, 1998.

A regulatory proceeding involving Questar Pipeline, Federal Energy Regulatory Commission (FERC) Docket No. IN97-1, has been resolved by an order issued March 2, 1998. The FERC found that Questar Pipeline was not liable for any refunds related to charges made to Questar Gas for rendering gathering services.

Consolidated Results of Operations

Consolidated revenues were lower in the 3- and 12-month periods ended March 31, 1998 when compared with the same periods of 1997 due primarily to decreased energy-marketing activities, oil prices and oil production, which more than offset higher gas-distribution revenues during these same reporting periods.

Natural gas and other product purchases were lower in the 1998 periods due primarily to a decrease in the quantity of gas purchased for energy-marketing activities. Gas marketing volumes were 37% lower in the first quarter and 26% lower in the 12-month period ended March 31, 1998 when compared with the 1997 periods. The effect of the decrease in gas marketing volumes more than offset higher gas costs recovered by gas distribution operations. The gas cost included in distribution rates has increased from $1.54 per dth a year ago to $2.27 per dth in the first quarter of 1998.

Operating and maintenance expenses were 6% lower in the first quarter of 1998 when compared with the same period in the prior year. The decrease resulted from cost-containment efforts, capitalizing labor costs associated with construction projects and lower bad debt expenses in 1998, and because of a write-off of obsolete inventory in 1997. Depreciation expenses were higher in the 1998 periods when compared to the 1997 periods because of increased investment in property, plant and equipment. The full-cost amortization rate for combined US and Canadian operations was $.84 per equivalent Mcf for the first quarters of 1998 and 1997. Other taxes, primarily production and property taxes, were lower in the 1998 periods because of lower oil prices and production, and refunds of state property taxes.

Interest and other income was higher in the 3-month period of 1998 due primarily to a pretax gain of $4,083,000 from the sale of 190,000 shares of Nextel and $322,000 of interest earned on a fiber-optics communications project with an outside party. Higher pretax gains from selling Nextel shares and increased earnings from unconsolidated affiliates resulted in an increase in interest and other income reported in the 12-month period ended March 31, 1998.

The effective income tax rate for the first three months was 34.3% in 1998 and 34.8% in 1997. The Company recognized $2,218,000 of production-related tax credits in the 1998 period and $2,320,000 in the 1997 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $119,415,000 for the first three months of 1998 was $45,172,000 higher than was generated in the same period of 1997. The increase in cash flow resulted primarily from collection of gas costs incurred by natural gas distribution operations, which were under-collected in the first quarter of 1997.

Investing Activities

Capital expenditures were $33,637,000 for the first three months of 1998, up $12,455,000 from the $21,182,000 reported for the same period a year ago. A comparison of capital expenditures by lines of business for the first three months of 1998 and 1997 plus an estimate for calendar year 1998 are as follows:

                                                          Estimated
                                    Actual                12 Months
                                 Three Months Ended         Ended
                                  March 31,               Dec. 31,
                                     1998        1997        1998
                                             (In Thousands)
Capital Expenditures
Market Resources                     $16,929     $11,181    $144,400
Regulated Services
    Natural gas distribution           9,521       3,974      65,400
    Natural gas transmission           5,084       3,270      76,100
          Total Regulated Service     14,605       7,244     141,500
Other operations                       2,103       2,757      43,500
                                     $33,637     $21,182    $329,400

Financing Activities

In the first three months of 1998 short-term debt decreased $104,200,000 as a result of applying net cash provided from operations to repay debt and to fund capital expenditures. The Company intends to finance forecasted 1998 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt.

Short-term borrowings, represented by commercial paper, amounted to $27,000,000 of at March 31, 1998 and $36,500,000 at March 31, 1997. The
Company has short-term bank lines of credit, which serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity was $135,000,000 at March 31, 1998, but decreases to $100,000,000 April 1 through September 30 to match seasonal-borrowing patterns.


Forward Looking Statements

This 10-Q contains forward-looking statements about the future operations and expectations of Questar Corporation. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                              PART II
                         OTHER INFORMATION

     Questar Corporation has nothing to disclose in this section of the report.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR CORPORATION
                                   (Registrant)



May 13, 1998                        /s/R. D. Cash
    (Date)                          R. D. Cash
                                    Chairman of the Board, President
                                    and Chief Executive Officer



May 13, 1998                        /s/ S. E. Parks
   (Date)                           S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer