Form 10-Q
period 1998-06-30
QUESTAR CORP
filed 1998-08-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1998

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

                Class             Outstanding as of June 30, 1998
Common Stock, without par value          82,373,534 shares

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended        6 Months Ended        12 Months Ended
                                   June 30,              June 30,              June 30,
                                     1998       1997       1998       1997       1998       1997
                                  (In Thousands, Except Per Share Amounts)
REVENUES                            $179,157   $151,453   $479,240   $509,831   $902,683   $953,121

OPERATING EXPENSES
  Natural gas and other
     product purchases                60,250     37,548    202,292    226,980    375,253    417,605
  Operating and maintenance           53,529     51,349    104,431    105,427    203,838    204,602
  Depreciation and amortization       28,337     29,674     58,409     59,518    122,928    114,532
  Other taxes                         11,957      9,434     21,968     22,536     33,739     35,619

    TOTAL OPERATING EXPENSES         154,073    128,005    387,100    414,461    735,758    772,358

    OPERATING INCOME                  25,084     23,448     92,140     95,370    166,925    180,763

INTEREST AND OTHER INCOME              7,737      4,811     14,417      6,659     31,766      9,679

DEBT EXPENSE                         (10,946)   (10,599)   (22,460)   (21,486)   (44,740)   (42,249)

     INCOME BEFORE INCOME TAXES       21,875     17,660     84,097     80,543    153,951    148,193

INCOME TAXES                           5,679      4,053     27,019     25,962     46,659     46,131

           NET INCOME                $16,196    $13,607    $57,078    $54,581   $107,292   $102,062

Earnings per common share
     Basic                             $0.19      $0.16      $0.69      $0.66      $1.30      $1.24
     Diluted                            0.19       0.16       0.69       0.66       1.30       1.23

Average common shares outstanding
     Basic                            82,308     82,177     82,255     82,134     82,230     81,986
     Diluted                          82,864     82,634     82,863     82,544     82,830     82,444

Dividends per common share            $0.165    $0.1525    $0.3225     $0.305    $0.6375     $0.605


See notes to consolidated financial statements


QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              June 30,              December 31,
                                                1998        1997        1997
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                                       $17,271
  Accounts receivable                          $104,080    $108,729     187,014
  Inventories                                    22,650      17,508      29,068
  Purchased-gas adjustments                      12,506      48,866      37,251
  Other current assets                           11,195      12,216      14,420
    Total current assets                        150,431     187,319     285,024

Property, plant and equipment                 2,810,468   2,631,139   2,741,937
Less allowances for depreciation and
  amortization                                1,265,470   1,156,602   1,210,717
    Net property, plant and equipment         1,544,998   1,474,537   1,531,220

Securities available for resale,
     approximates fair value                     55,949      49,350      55,925
Investment in unconsolidated affiliates          44,031      17,941      29,952
Other assets                                     47,702      34,848      42,896

                                             $1,843,111  $1,763,995  $1,945,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
    cash balances                                $7,274        $174
  Short-term loans                               77,600      44,100    $131,200
  Accounts payable and accrued expenses         132,477     123,602     168,944
  Current portion of long-term debt               6,096      10,742       6,068
    Total current liabilities                   223,447     178,618     306,212

Long-term debt, less current portion            503,644     520,116     541,986
Other liabilities                                27,960      35,340      29,801
Deferred income taxes and investment
  tax credits                                   210,859     213,381     221,240
Redeemable cumulative preferred stock                         4,808

Common shareholders' equity
  Common stock                                  294,530     293,947     291,322
  Retained earnings                             572,303     517,281     541,663
  Other comprehensive income                     20,541      16,060      22,966
  Note receivable from ESOP                     (10,173)    (15,556)    (10,173)
    Total common shareholders' equity           877,201     811,732     845,778

                                             $1,843,111  $1,763,995  $1,945,017

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        6 Months Ended
                                                          June 30,
                                                            1998        1997
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $57,078     $54,581
  Depreciation and amortization                              60,218      61,879
  Deferred income taxes and
    investment tax credits                                  (11,047)      3,924
  Gain from the sales of securities                          (4,083)     (3,060)
  Gain from the conversion of ownership
    interest in Nextlink affiliate                           (3,536)
                                                             98,630     117,324
  Changes in operating assets and liabilities                76,181      19,524
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                             174,811     136,848

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment               (76,447)    (62,755)
    Other investments                                       (17,074)     (3,253)
      Total capital expenditures                            (93,521)    (66,008)
  Proceeds from disposition of property,
    plant and equipment                                       2,263       3,675
  Proceeds from the sales of securities                       5,800       6,449
      NET CASH USED IN INVESTING
        ACTIVITIES                                          (85,458)    (55,884)

FINANCING ACTIVITIES
  Issuance of common stock                                    3,792       5,776
  Common stock repurchased                                     (584)     (4,442)
  Redemption of preferred stock                                             (20)
  Issuance of long-term debt                                  1,300      68,722
  Repayment of long-term debt                               (38,368)    (98,078)
  Decrease in short-term loans                              (53,600)    (33,700)
  Checks outstanding in excess of cash balances               7,274         174
  Payment of dividends                                      (26,533)    (25,244)
  Other                                                          95         145
      NET CASH USED IN FINANCING
       ACTIVITIES                                          (106,624)    (86,667)
      DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                              ($17,271)    ($5,703)


See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Note 2 - Planned Purchases of Gas and Oil Company and a Pipeline

A Questar subsidiary announced its intention, July 27, 1998, to acquire 100 percent of the common stock of HSRTW, Inc., a wholly owned subsidiary of HS Resources, Inc. for $157.5 million, effective September 1, 1998. In the cash transaction, Universal Resources will obtain an estimated 150 billion cubic feet equivalent of proved oil and gas reserves primarily in Oklahoma, as well as in Texas, Arkansas and Louisiana. The purchase price includes $155 million for gas and oil reserves and other assets and $2.5 million for working capital. Approximately 80 percent of the reserves are natural gas. The Company plans to finance the purchase through short-term borrowings and an expansion of its existing production-based credit facility.

On June 25, 1998 in an unrelated transaction another Questar subsidiary announced its intention to acquire 700 miles of oil pipeline from ARCO Pipe line Company. The purchase price of the line is $40 million with financial closing expected on or about September 30, 1998. The pipeline extends from northwestern New Mexico to Long Beach, California. Questar Pipeline will operate the pipeline once it is modified to carry natural gas. Reconditioning the pipe and adding compression are scheduled to begin as soon as possible and will continue for 18-24 months for an estimated total cost up to $60 million. The project will be financed through short-term borrowings until long-term debt can be issued.


Note 3 - Common Stock Split

In June 1998, Questar's common stock was split two shares for each share outstanding. Common stock disclosures, such as, earnings per share, dividends per share and number of shares outstanding in the prior period financial statements have been restated to reflect the split.


Note 4 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130 "Reporting Comprehensive Income" beginning January 1, 1998. SFAS No. 130 establishes new rules for reporting comprehensive
income and its components.   However, the adoption of this statement
had no impact on Questar's net income and its shareholders' equity. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Formerly, these transactions were reported separately in shareholders' equity. Prior year amounts have been reclassified to conform to the requirements of SFAS No. 130.

                                            3 Months Ended          6 Months Ended
                                              June 30,                June 30,
                                                1998        1997        1998        1997
                                            (In thousands)
Comprehensive Income:

Net income                                      $16,196     $13,607     $57,078     $54,581

Other comprehensive income
   Unrealized gains (losses) on securities      (15,960)     13,205      (3,986)     14,128
   Foreign currency translation adjustments          71                      55         164
      Other comprehensive income (loss)
          before income taxes                   (15,889)     13,205      (3,931)     14,292
      Income taxes (credits) on other
          comprehensive income                   (6,081)      5,050      (1,506)      5,461

         Other comprehensive income (loss)       (9,808)      8,155      (2,425)      8,831

          Comprehensive income                   $6,388     $21,762     $54,653     $63,412


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
June 30, 1998
(Unaudited)

Results of Operations
Market Resources

Celsius Energy (US and Canada), Universal Resources, Wexpro, Questar Gas Management, Questar Energy Trading, and Questar Energy Services (Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30             June 30             June 30
                                        1998      1997      1998      1997      1998      1997
                                     (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $94,802   $79,607  $193,364  $254,145  $387,984  $509,526
    From affiliated companies           19,744    16,392    36,612    44,166    67,030    82,760
      Total revenues                  $114,546   $95,999  $229,976  $298,311  $455,014  $592,286
  Operating income                     $14,166   $11,980   $28,285   $29,472   $55,977   $65,836
  Net income                             9,245     8,358    19,154    20,004    40,213    43,598

OPERATING STATISTICS
  Production volumes
    Natural gas (in million
      cubic feet)                       11,995    11,864    24,089    23,638    47,893    45,824
    Oil and natural gas liquids
      (in thousands of barrels)            717       748     1,371     1,514     2,795     2,877
  Production revenue
    Natural gas (per thousand
      cubic feet)                        $1.97     $1.60     $1.97     $1.79     $1.98     $1.68
    Oil and natural gas liquids
      (per barrel)                      $12.87    $18.46    $13.65    $19.46    $15.38    $19.69
  Energy-marketing volumes
    Natural gas (in thousands
      of decatherms)                    22,435    26,369    47,244    65,565   107,222   150,758
    Oil (in thousands of barrels)          547       394     1,102       867     1,913     1,619
    Electricity (in thousands of
       megawatt hours)                     129       189       150       531       318       735
  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers          17,780    12,613    36,303    26,932    66,957    54,898
    For Questar Gas                      7,048     6,116    15,599    15,402    28,703    31,228
    For other affiliated customers       4,515     5,172     8,784     9,345    17,118    13,738
      Total gathering                   29,343    23,901    60,686    51,679   112,778    99,864
   Gathering revenue
     (per decatherm)                     $0.17     $0.23     $0.16     $0.23     $0.17     $0.23

Revenues from Market Resource operations were higher in the second quarter of 1998 when compared with the second quarter of 1997 due primarily to increased energy-marketing activities, particularly gas, and higher gas production and prices. Revenues were $68,335,000 or 23% lower in the first half of 1998 when compared to the prior year period primarily the result of a 28% decrease in gas-marketing volumes. Energy marketing activities reported $368,000 of net income in the first half of 1998 compared with a $945,000 loss in the first half of 1997.

Gas production increased 2% in the first half of 1998 when compared with the first half of 1997 and the average price increased 10%. The increase in production resulted from gas wells drilled in the Rocky Mountain region in 1997.

Oil and NGL revenues were $10,755,000 lower in the first half comparison due to a 30% drop in prices and a 9% decline in production. The production decline was the result of the sale of nonstrategic assets in 1997, normal production declines and a temporary shutdown of the Brady processing plant due to a construction project.

Market Resources hedged approximately 55% of its gas production through June of 1999 with a price of about $2.10 per Mcf, net back to the well. Roughly 26% of its oil production was hedged at approximately $16.90 per bbl for the remainder of 1998. These amounts include production volumes to be acquired from HS Resources.

Revenues for Questar Gas Management (QGM) decreased $8,335,000 or 39% in the first half of 1998 compared with the same period in 1997 due to a gathering contract revision and the sale of two processing plants in 1997. Net income reported by QGM was $1,434,000 below last year's income as a result of these factors and lower earnings from a gas and NGL processing plant.

Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

<CAPTON>
                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1998      1997      1998      1997      1998      1997
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $74,268   $62,632  $266,057  $236,854  $474,887  $404,128
    From affiliates                        119       691       119     1,782       876     3,606
      Total revenues                    74,387    63,323   266,176   238,636   475,763   407,734
  Natural gas purchases                 41,965    29,669   160,063   126,880   282,116   208,671
      Revenues less natural gas purch  $32,422   $33,654  $106,113  $111,756  $193,647  $199,063
  Operating income (loss)              ($1,541)  ($2,063)  $36,670   $37,959   $56,948   $60,737
  Net income (loss)                     (2,381)   (2,603)   18,333    19,706    27,641    30,460

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    13,178    12,157    47,492    48,562    84,677    82,998
    Industrial sales                     2,267     2,104     5,097     5,006     9,614     9,238
    Transportation for industrial
      customers                         13,115    11,625    27,947    24,577    54,683    49,301
      Total deliveries                  28,560    25,886    80,536    78,145   148,974   141,537
  Natural gas revenue (per decatherm)
    Residential and commercial           $4.70     $4.31     $5.06     $4.43     $5.02     $4.36
    Industrial sales                      2.90      2.30      3.01      2.34      2.92      2.25
    Transportation for industrial
      customers                           0.11      0.12      0.11      0.13      0.12      0.12
  Heating degree days
    Actual                                 899       678     3,291     3,133     5,623     5,227
    Normal                                 741       741     3,484     3,484     5,801     5,801
       Colder (warmer) than normal          21%      (9%)      (6%)     (10%)      (3%)     (10%)
  Number of customers at June 30,      643,696   621,647

Revenues, less natural gas purchases, were $1,232,000 lower in the second quarter of 1998 and $5,643,000 lower in the 6-month period ended June 30, 1998 when compared with the same periods in 1997 because of several rate changes affecting the first half of 1998. A rate surcharge, associated with construction of a distribution pipeline into southern Utah and in effect for the past 10 years, was discontinued in September 1997. Some general-service customers, who met higher load factor standards, shifted to firm commercial rates, which have a lower margin. Retail usage of gas per customer fell during the first half of 1998 after reaching an unusually high mark in the first half of 1997. This is in large part attributable to reaction to rising gas costs included in rates during the latter part of 1997 and first part of 1998.

Partially offsetting the rate changes and lower usage per customer has been the effect of a strong growth rate in the number of customers served by Questar Gas. The number of customers served grew by 3.5% from a year ago to 643,696 at June 30, 1998.

Temperatures, as measured in degree days, were colder than normal in the second quarter of 1998. However, the impact was slight because temperatures are relatively mild during the second quarter in comparison with the winter heating season that extends from November
through March.   Also, Questar Gas' rates include a
weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in the first half of both 1998 and 1997.

In March 1998, the Public Service Commission of Wyoming approved Questar Gas' gas-merchant unbundling proposal that was filed in Wyoming in 1997. Under this plan, a transportation service option was extended to residential and commercial customers as well as industrial customers. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled sales service as well. The unbundling proposal called for an open enrollment period to be held from March 1 through April 30. However, no suppliers signed up to provide gas to Wyoming customers. Another open enrollment will be held next year. Questar expects that the option of unbundled service in Wyoming will not have a material effect on earnings.

Volumes delivered to industrial customers increased 12% in the first half of 1998 when compared with the same period of 1997 due to additions of new customers as well as expanded operations with several ongoing customers. Margins from gas delivered to industrial customers are substantially lower than from gas delivered to residential and commercial customers.

Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a jury in 1994. In a ruling issued June 2, 1998, the trial judge set aside all aspects of the jury's verdict except for $.5 million in favor of a producer related to certain contractual, take-or-pay issues. Other than on these take-or-pay matters, a judgment was entered on all other issues in favor of Questar Pipeline. A notice of appeal has been filed by the producer.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1998      1997      1998      1997      1998      1997
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers           $9,088    $8,732   $18,153   $17,863   $36,633   $37,253
  From affiliates                       17,511    17,175    35,695    34,765    70,024    67,751
    Total revenues                     $26,599   $25,907   $53,848   $52,628  $106,657  $105,004
Operating income                       $14,046   $11,992   $26,852   $25,457   $51,885   $49,480
Net income                               7,060     5,460    13,614    11,782    28,400    23,639

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          31,289    27,633    64,067    60,936   119,346   119,800
    For Questar Gas                     27,051    26,011    65,382    68,275   107,418   114,854
    For other affiliated customers       7,549    10,993    12,407    17,809    32,395    47,267
      Total transportation              65,889    64,637   141,856   147,020   259,159   281,921

   Transportation revenue (per
      decatherm)                         $0.26     $0.26     $0.25     $0.23     $0.27     $0.23

Revenues were higher in the 3-, 6- and 12-month periods of 1998 due primarily to increased firm-transportation and firm-storage reservation charges. Questar Pipeline expanded working gas capacity by 5 Bcf at Clay Basin for a capital investment of $4 million. The expansion is expected to add about $3 million in annual storage revenues. Service began in the second quarter of 1998 and all new capacity was committed to long-term contracts.

Income from unconsolidated affiliates in the 1998 periods include the Company's share of earnings reported by TransColorado Gas Transmission Co. The noncash earnings reflect capitalization of interest and equity costs (AFUDC) associated with the construction of the TransColorado pipeline amounting to $405,000 in the 3-month period, $723,000 in the 6-month period and $5,179,000 in the 12-month period ended June 30, 1998.

Consolidated Results of Operations

Consolidated revenues were 18% higher in the second quarter ended June 30, 1998 when compared with the second quarter of 1997 due to increased revenues from energy-marketing and gas-distribution activities. Consolidated revenues were lower in the 6- and 12-month periods ended June 30, 1998 when compared with the same periods of 1997 due primarily to decreased energy-marketing activities, oil prices and oil production, which more than offset higher gas-distribution revenues, gas production and gas prices during these same reporting periods.

Natural gas and other product purchases were 60% higher in the second quarter ended June 30, 1998 when compared with the second quarter of 1997 due to the increased cost, primarily of gas, purchased for energy-marketing activities and higher gas costs recovered in distribution rates. Natural gas and other product purchases were lower in the 6- and 12-month periods of 1998 due primarily to a decrease in the quantity of gas purchased for energy-marketing activities.

Increased labor-related costs for data processing caused a 4% increase in operating and maintenance (O & M) expenses in the second quarter of 1998 when compared with the same period in the prior year. Cost-containment efforts, capitalizing labor costs associated with construction projects and lower bad debt expenses in 1998 resulted in lower O & M expenses in the 6- and 12-month periods of 1998. The Company continues efforts to resolve Year 2000 issues and expects that the expense of becoming Year 2000 compliant will not be material. Depreciation expenses were lower in the 3- and 6- month periods of 1998 when compared to the 1997 periods because of a lower full-cost amortization rate and an adjustment associated with transmission properties. The full-cost amortization rate for combined US and Canadian operations was $.83 per equivalent Mcf for the first half of 1998 down from $.85 for the 1997 period. Depreciation Other taxes, primarily production and property taxes, were lower in the 6- and 12-month periods of 1998 because of lower oil prices and production, and refunds and lower assessments of state property taxes.

Eligible employees in the Company's Regulated Services group and in Questar Energy Services, Inc., were offered an early retirement program that was effective July 31, 1998. Enhanced benefits will be
paid to 178 employees taking advantage of the offer.   The regulated
services work force was reduced by more than 10% or 177 employees, which will decrease future operating expenses. The Regulated Services group will defer and amortize the costs associated with the early retirement program over a five-year period in accordance with past regulatory treatment. The deferred annual charge is expected to be more than offset by lower labor-related costs.

Interest and other income was higher in the 3- and 6-month periods of 1998 due primarily to a $5,727,000 pretax gain on an exchange of an interest in Nextlink and $829,000 of interest earned on a fiber-optics communications project with Nextlink. In addition to the items mentioned, higher pretax gains from selling Nextel shares and increased earnings from unconsolidated affiliates resulted in an increase in interest and other income reported in the 12-month period ended June 30, 1998.

The effective income tax rate for the first six months was 32.1% in 1998 and 32.2% in 1997. The Company recognized $4,246,000 of production-related tax credits in the 1998 period and $4,917,000 in the 1997 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $174,811,000 for the first half of 1998 was $37,963,000 higher than was generated in the same period of 1997. The increase in cash flow resulted primarily from collection of gas costs incurred by natural gas distribution operations, which were under-collected in the first half of 1997.

Investing Activities

Capital expenditures were $93,521,000 for the first half of 1998, up $27,513,000 from the $66,008,000 reported for the same period a year ago. A comparison of capital expenditures by lines of business for the first six months of 1998 and 1997 plus an estimate for calendar year 1998 are below. The 1998 forecast includes announced purchases of a gas and oil company for $157,500,000 and a pipeline for $40,000,000. Both transactions are expected to be effective in the third quarter of 1998.

                                                          Estimate
                                       Actual            12 Months
                                     Six Months Ended      Ended
                                      June 30,           Dec. 31,
                                        1998      1997      1998
                                               (In Thousands)
Capital Expenditures:

Market Resources                       $41,038   $31,057  $243,800
Regulated Services
    Natural gas distribution            25,292    20,985    66,000
    Natural gas transmission            20,761     4,277   162,100
          Total Regulated Services      46,053    25,262   228,100
Other operations                         6,430     9,689    45,100
                                       $93,521   $66,008  $517,000

Financing Activities

In the first half of 1998 net cash flow provided from operating activities was used to reduce short-term debt by $53,600,000 and long-term debt by $38,638,000 and to fund capital expenditures. The Company intends to finance forecasted 1998 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt.

Short-term borrowings, represented by commercial paper, amounted to $77,600,000 at June 30, 1998 and $44,100,000 at June 30, 1997. The
Company has short-term bank lines of credit, which serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity is $100 million April 1 through September 30 to match seasonal-borrowing patterns. However, the capacity is being expanded to $300 million for interim financing to accommodate capital spending until long-term financing can be arranged.

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

                              PART II
                         OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     Questar Corporation (Questar or the Company) held its annual meeting of shareholders on Tuesday, May 19, 1998. Four incumbent directors--R. D. Cash, Gary G. Michael, Gary L. Nordloh, and Scott S. Parker were elected to serve three year terms. The following chart lists the name of each director nominated and elected, the number of votes in favor of his election, the number of votes cast against his election, and the number of abstaining votes:

     Name             Votes For    Votes Against    Abstentions

     R. D. Cash       35,338,727     206,226           516,497
     Gary G. Michael  35,385,572     158,981           516,497
     Gary L. Nordloh  34,964,036     580,517           516,497
     Scott S. Parker  35,320,415     224,138           516,497

     The Company's other directors are Patrick J. Early, U. Edwin Garrison, W. Whitley Hawkins, Robert E. Kadlec, Dixie L. Leavitt, Marilyn S. Kite, D. N. Rose, and Harris H. Simmons. Mr. William N. Jones reached the mandatory retirement age of 72 and resigned as a director effective May 19, 1998, leaving a vacancy on the Board.

     Questar's shareholders also approved an amendment to the Company's Articles of Incorporation that increased the authorized shares of common stock from 175,000,000 shares to 350,000,000 shares. The Company's shareholders cast 27,521,912 votes in favor of the proposed amendment and 8,294,903 votes against the proposed amendment; in addition, there were 244,235 abstaining votes on the proposed amendment.

     (Since the Company's annual meeting was held before the two-for-one stock split, all shares are reported on a pre-split basis.

Item 5.  Other Information.

     On August 11, 1998, Questar's Board of Directors unanimously approved an amendment to the Company's Bylaws to provide that shareholder proposals must be received at least 90 days prior to the date of the Company's annual meeting in order for named proxies to have notice of any item on which they will not have discretionary voting at the annual meeting. Questar's 1999 annual meeting will be held on May 18, 1999. Consequently, shareholders must provide proper notice to the Company's Corporate Secretary by February 17, 1999 of any matters to be brought before the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The following exhibits have been filed as part of this report:

     Exhibit No.

        3.1.   Restated Articles of Incorporation as amended effective
               May 19, 1998.

        3.2.   Bylaws as amended effective August 11, 1998.

       10.1. Questar Corporation Annual Management Incentive Plan as amended and restated effective May 19, 1998.

       10.2. Questar Corporation Executive Incentive Retirement Plan as amended and restated effective May 19, 1998.

       10.3. Questar Corporation Executive Severance Compensation Plan as amended and restated effective May 19, 1998.

       10.4. Questar Corporation Long-Term Stock Incentive Plan as amended and restated effective May 19, 1998.

       10.5.   Questar Corporation Deferred Compensation Plan for
               Directors as amended and restated effective May 19, 1998.

       10.6. Questar Corporation Supplemental Executive Retirement Plan as amended and restated effective June 1, 1998.

       10.7. Questar Corporation Deferred Share Plan as amended and restated effective May 19, 1998.

       10.8.   Questar Corporation Deferred Share Make-Up Plan.

       10.9.   Questar Corporation Special Situation Retirement Plan.

       10.10. Questar Corporation Deferred Compensation Plan as amended and restated effective May 19, 1998.

     (b) The Company did not file a Current Report on Form 8-K during the quarter.

                            SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR CORPORATION
                                   (Registrant)



August 14, 1998                     /s/R. D. Cash
    (Date)                          R. D. Cash
                                    Chairman of the Board, President
                                    and Chief Executive Officer



August 14, 1998                     /s/ S. E. Parks
   (Date)                           S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer


                        EXHIBIT INDEX

Exhibit
Number    Exhibit

   3.1.   Restated Articles of Incorporation as amended effective May
          19, 1998.

   3.2.   Bylaws as amended effective August 11, 1998.

  10.1. Questar Corporation Annual Management Incentive Plan as amended and restated effective May 19, 1998.

  10.2. Questar Corporation Executive Incentive Retirement Plan as amended and restated effective May 19, 1998.

  10.3. Questar Corporation Executive Severance Compensation Plan as amended and restated effective May 19, 1998.

  10.4. Questar Corporation Long-Term Stock Incentive Plan as amended and restated effective May 19, 1998.

  10.5. Questar Corporation Deferred Compensation Plan for Directors as amended and restated effective May 19, 1998.

  10.6. Questar Corporation Supplemental Executive Retirement Plan as amended and restated effective June 1, 1998.

  10.7. Questar Corporation Deferred Share Plan as amended and restated effective May 19, 1998.

  10.8.   Questar Corporation Deferred Share Make-Up Plan.

  10.9.   Questar Corporation Special Situation Retirement Plan.

  10.10 Questar Corporation Deferred Compensation Plan as amended and restated effective May 19, 1998.