Form 10-Q
period 1998-09-30
QUESTAR CORP
filed 1998-11-13
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      Yes   [x]       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class             Outstanding as of September 30, 1998
Common Stock, without par value            82,491,146 shares


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                  3 Months Ended        9 Months Ended        12 Months Ended
                                  September 30,         September 30,         September 30,
                                     1998       1997       1998       1997       1998       1997
                                  (In Thousands, Except Per Share Amounts)
REVENUES                            $150,282   $138,632   $629,522   $648,463   $914,333   $935,284

OPERATING EXPENSES
  Natural gas and other
     product purchases                41,086     35,665    243,378    262,645    380,674    398,374
  Operating and maintenance           50,951     48,025    155,382    153,452    206,764    206,235
  Depreciation and amortization       31,863     28,292     90,272     87,810    126,499    117,791
  Other taxes                          8,209      6,308     30,177     28,844     35,640     35,047

    TOTAL OPERATING EXPENSES         132,109    118,290    519,209    532,751    749,577    757,447

    OPERATING INCOME                  18,173     20,342    110,313    115,712    164,756    177,837

INTEREST AND OTHER INCOME              3,183     11,709     17,600     18,368     23,240     19,016

DEBT EXPENSE                         (12,214)   (10,676)   (34,674)   (32,162)   (46,278)   (43,719)

     INCOME BEFORE INCOME TAXES        9,142     21,375     93,239    101,918    141,718    153,134

INCOME TAXES                             907      5,649     27,926     31,611     41,917     48,133

           NET INCOME                 $8,235    $15,726    $65,313    $70,307    $99,801   $105,001

Earnings per common share
     Basic                             $0.10      $0.19      $0.79      $0.85      $1.21      $1.28
     Diluted                            0.10       0.19       0.79       0.85       1.21       1.27

Average common shares outstanding
     Basic                            82,417     82,254     82,306     82,178     82,249     82,054
     Diluted                          82,661     82,838     82,792     82,647     82,763     82,554

Dividends per common share            $0.165    $0.1575    $0.4875    $0.4625     $0.645     $0.615

See notes to consolidated financial statements


QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            September 30,           December 31,
                                                1998        1997        1997
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                  $965      $1,723     $17,271
  Accounts receivable                            87,661     101,879     187,014
  Inventories                                    37,277      28,673      29,068
  Purchased-gas adjustments                      25,257      59,487      37,251
  Other current assets                           11,277      13,390      14,420
    Total current assets                        162,437     205,152     285,024

Property, plant and equipment                 3,006,587   2,678,787   2,741,937
Less allowances for depreciation and
  amortization                                1,291,179   1,186,013   1,210,717
    Net property, plant and equipment         1,715,408   1,492,774   1,531,220

Securities available for resale,
     approximates fair value                     43,406      63,552      55,925
Investment in unconsolidated affiliates          70,367      28,863      29,952
Other assets                                     50,956      38,545      42,896

                                             $2,042,574  $1,828,886  $1,945,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term loans                             $229,800     $70,700    $131,200
  Accounts payable and accrued expenses         133,969     134,164     168,944
  Current portion of long-term debt               6,824       6,068       6,068
    Total current liabilities                   370,593     210,932     306,212

Long-term debt, less current portion            554,402     526,727     541,986
Other liabilities                                30,557      34,164      29,801
Deferred income taxes and investment
  tax credits                                   215,336     227,649     221,240

Common shareholders' equity
  Common stock                                  296,548     292,884     291,322
  Retained earnings                             566,967     520,044     541,663
  Other comprehensive income                     13,044      27,342      22,966
  Note receivable from ESOP                      (4,873)    (10,856)    (10,173)
    Total common shareholders' equity           871,686     829,414     845,778

                                             $2,042,574  $1,828,886  $1,945,017

See notes to consolidated financial statements


QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            9 Months Ended
                                            September 30,
                                                1998        1997
                                            (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $65,313     $70,307
  Depreciation and amortization                  91,891      91,218
  Deferred income taxes and
    investment tax credits                          306       9,199
  Gain from the sales of securities              (4,747)     (8,257)
  Gain from the conversion of ownership
    interest in Nextlink affiliate               (5,727)
                                                147,036     162,467
  Changes in operating assets and
    liabilities                                  66,039       7,399
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                 213,075     169,866

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and
      equipment                                (129,414)   (114,706)
    E & P acquisition                          (155,200)
    Other investments                           (42,209)     (7,719)
      Total capital expenditures               (326,823)   (122,425)
  Proceeds from disposition of property,
    plant and equipment                           4,818       4,894
  Proceeds from the sales of securities           6,759      15,714
      NET CASH USED IN INVESTING
        ACTIVITIES                             (315,246)   (101,817)

FINANCING ACTIVITIES
  Issuance of common stock                        5,849       8,818
  Common stock repurchased                         (622)     (8,547)
  Redemption of preferred stock                              (4,876)
  Issuance of long-term debt                     61,800      42,000
  Repayment of long-term debt                   (45,053)    (69,419)
  Increase (decrease) in short-term loans        98,600      (7,100)
  Payment of dividends                          (40,128)    (38,213)
  Other                                           5,419       5,308
      NET CASH PROVIDED FROM (USED IN)
       FINANCING ACTIVITIES                      85,865     (72,029)
      DECREASE IN CASH AND
       SHORT-TERM INVESTMENTS                  ($16,306)    ($3,980)

See notes to consolidated financial statements


QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Purchases of Gas and Oil Company and a Pipeline

A Questar subsidiary acquired 100 percent of the common stock of HSRTW, Inc., a wholly owned subsidiary of HS Resources, Inc. for $155.2 million, effective September 1, 1998. Universal Resources obtained an estimated 150 billion cubic feet equivalent of proved oil and gas reserves primarily in Oklahoma, as well as in Texas, Arkansas and Louisiana as a result of the transaction. Approximately 80 percent of the reserves are natural gas. The Company financed the purchase through short-term borrowings and an existing production-based credit facility.

On June 25, 1998, the Company announced that it had reached an agreement in principle with ARCO Pipe Line Company to acquire an oil pipeline running from the Paradox producing basin of northwestern New Mexico to Long Beach, California. The purchase price of the line is $38 million. A subsidiary of Questar Pipeline expects to complete the purchase in the fourth quarter of 1998. The Company intends to convert this line to transport natural gas to customers in the Los Angeles basin. At this time, conversion is expected to add approximately $60 million to the total cost of the project and to be completed in 18-24 months.

Note 3 - Common Stock Split

In June 1998, Questar's common stock was split two shares for each share outstanding. Common stock disclosures, such as, earnings per share, dividends per share and number of shares outstanding in the prior period financial statements have been restated to reflect the split.

Note 4 - Financing

Questar Pipeline filed a registration statement with the Securities and Exchange Commission for the issuance of up to $175 million in
medium-term notes effective September 2, 1998.   Questar Pipeline
issued $60.1 million of medium-term notes in October of 1998. The notes have a weighted average coupon rate of 6.15% and a weighted average maturity of 13 years. The net proceeds from the sale of these notes will be used to finance a portion of capital expenditures and repay a portion of short-term debt.

TransColorado Gas Transmission Co., a partnership in which Questar Pipeline owns a 50% interest through a subsidiary, entered into a $200 million, three-year revolving credit facility on October 14, 1998. Questar Pipeline and KN Energy guaranteed the repayment of their 50% proportionate share of the loan. Proceeds from this debt will be used to finance the construction of the TransColorado pipeline. The partnership had borrowed $75 million under this arrangement as of October 31, 1998.

Note 5 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130 "Reporting Comprehensive Income" beginning January 1, 1998. SFAS No. 130 established new rules for reporting comprehensive
income and its components.   However, the adoption of this statement
had no impact on Questar's net income and its shareholders' equity. Comprehensive income is defined as any nonowner changes in common equity. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. For Questar, other comprehensive income transactions include changes in the market value of the Company's investments in Nextel and Nextlink and foreign currency translation adjustments of Canadian gas and oil operations. Formerly, these transactions were reported separately in shareholders' equity. Prior year amounts have been reclassified to conform to the requirements of SFAS No. 130.

                                            3 Months Ended          9 Months Ended
                                            September 30,           September 30,
                                                1998        1997        1998        1997
                                            (In thousands)
Comprehensive Income:

Net income                                       $8,235     $15,726     $65,313     $70,307

Other comprehensive income
   Unrealized gains (losses) on securities      (12,247)     18,271     (16,233)     32,399
   Foreign currency translation adjustments         101                     156         164
      Other comprehensive income (loss) before
          income taxes                          (12,146)     18,271     (16,077)     32,563
      Income taxes (credits) on other
          comprehensive income                   (4,649)      6,989      (6,155)     12,450

         Other comprehensive income (loss)       (7,497)     11,282      (9,922)     20,113

          Comprehensive income                     $738     $27,008     $55,391     $90,420


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
September 30, 1998
(Unaudited)

Results of Operations
Market Resources

Celsius Energy (U.S. and Canada), Universal Resources, Wexpro, Questar Gas Management, Questar Energy Trading, and Questar Energy Services collectively,(Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Celsius Energy Co. (U. S. only) and Universal Resources Corp. will be combined January 1, 1999. The new organization will be called Questar Exploration and Production Company. Following is a summary of Market Resources' financial results and operating information.

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30        September 30        September 30
                                        1998      1997      1998      1997      1998      1997
                                     (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $91,303   $81,837  $284,667  $335,982  $397,450  $486,467
    From affiliated companies           19,601    12,484    56,213    56,650    74,147    79,663
      Total revenues                  $110,904   $94,321  $340,880  $392,632  $471,597  $566,130
  Operating income                     $13,139   $13,049   $41,424   $42,521   $56,067   $64,341
  Net income                             8,026     8,947    27,180    28,951    39,292    42,894

OPERATING STATISTICS
  Production volumes
  Natural gas (in million cubic feet)   12,810    11,440    36,899    35,078    49,263    47,266
  Oil and natural gas liquids
      (in thousands of barrels)            724       750     2,095     2,264     2,769     3,002
  Production revenue
    Natural gas (per thousand
      cubic feet)                        $1.84     $1.76     $1.92     $1.78     $1.99     $1.73
    Oil and natural gas liquids
      (per barrel)                      $12.02    $16.69    $13.08    $18.54    $14.14    $19.26
  Energy-marketing volumes
    Natural gas (in thousands
      of decatherms)                    22,313    21,185    69,556    86,750   108,349   134,124
    Oil (in thousands of barrels)          565       399     1,666     1,266     2,078     1,601
    Electricity (in thousands of
       megawatt hours)                     138                 288       531       456       707
  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers          18,613    14,859    54,917    41,791    70,712    55,936
    For Questar Gas                      5,704     4,398    21,303    19,800    30,009    29,781
    For other affiliated customers       4,387     4,009    13,171    13,354    17,496    15,716
      Total gathering                   28,704    23,266    89,391    74,945   118,217   101,433

   Gathering revenue (per decatherm)     $0.16     $0.22     $0.16     $0.22     $0.17     $0.22

Revenues from Market Resource operations were higher in the third quarter of 1998 when compared with the third quarter of 1997 due primarily to increased natural gas marketing activities and higher gas production and prices. Revenues were $51,752,000 or 13% lower in the first nine months of 1998 when compared to the same period of 1997 primarily as a result of a 20% decrease in gas-marketing volumes and lower selling prices and production of oil.

Oil and NGL revenues were $14,571,000 lower in the nine months comparison due to a 29% decrease in prices and a 7% decline in production. Gas production increased 5% and the average price increased 8% in the first nine months of 1998 when compared with the same period in 1997. The Company closed a $155.2 million acquisition of gas and oil properties on September 1 and included one month's production in the third quarter of 1998. September production from the newly-acquired properties amounted to approximately 1 Bcf of gas and 26,000 bbls of liquids.

Market Resources has hedged approximately 55% of its gas production through June of 1999 with a price of about $2.10 per Mcf, net back to the well. Roughly 26% of its oil production was hedged at approximately $16.60 per bbl for the remainder of 1998.

Wexpro Co., which manages and develops cost-of-service gas reserves for Questar Gas Co., reported a 30% increase in earnings in the third quarter and a 10% increase for the first nine months of 1998. Wexpro benefited from an increase in investment base in 1998. Revenues for Questar Gas Management (QGM) decreased $8,863,000 or 31% for the first nine months of 1998 compared with the same period in 1997 due to a gathering contract revision, the sale of two processing plants in 1997 and lower NGL prices. Net income reported by QGM was $1,559,000 below last year's income as a result of these factors plus lower earnings from a gas and NGL processing plant.

Universal Resources is a named defendant in two separate class actions involving royalty payments in Oklahoma. One case, Bridenstine vs. Kaiser-Francis Oil Company, alleges fraud claims as well as contract claims and asserts damages against all defendants for a 15-year period in excess of $35,000,000 plus punitive damages. The plaintiffs' primary claim alleges that a transportation fee charged against royalty payments was improper or excessive. The claims involve wells connected to an unregulated pipeline system that QGM presently owns and operates. Questar and several other affiliates have also been named as defendants in addition to non-related parties. Kaiser-Francis and Universal Resources are the major working interest owners and operators of a majority of the wells connected to the pipeline system.

The second class action, Greghol Limited Partnership vs. Universal Resources Corporation, alleges that the defendant improperly deducted post-production costs from royalty payments and claims unspecified damages.

The Oklahoma Supreme Court recently denied appeals from trial court decisions certifying class actions in both lawsuits. Both cases are likely to be tried in 1999. At this point, Universal Resources disputes all of the claims but cannot predict the outcome of the cases or determine whether the claims will have a material adverse effect.

Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1998      1997      1998      1997      1998      1997
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $47,941   $47,027  $313,998  $283,881  $475,801  $409,704
    From affiliates                        678       452       797     2,234     1,102     3,312
      Total revenues                    48,619    47,479   314,795   286,115   476,903   413,016
  Natural gas purchases                 22,615    21,716   182,678   148,596   283,015   213,828
  Revenues less natural gas purchases  $26,004   $25,763  $132,117  $137,519  $193,888  $199,188
  Operating income (loss)              ($8,636)  ($6,614)  $28,034   $31,345   $54,926   $58,964
  Net income (loss)                     (7,095)   (5,774)   11,238    13,932    26,320    29,133

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales     6,312     6,799    53,804    55,361    84,190    82,222
    Industrial sales                     1,806     1,743     6,903     6,749     9,677     9,412
    Transportation for industrial
      customers                         13,935    12,390    41,882    36,967    56,228    49,300
      Total deliveries                  22,053    20,932   102,589    99,077   150,095   140,934
  Natural gas revenue (per decatherm)
    Residential and commercial           $5.91     $5.24     $5.16     $4.53     $5.06     $4.44
    Industrial sales                      3.05      2.69      3.02      2.43      2.99      2.35
    Transportation for industrial
      customers                           0.11      0.13      0.11      0.13      0.11      0.13
  Heating degree days
    Actual                                   0        82     3,291     3,215     5,541     5,165
    Normal                                 110       110     3,594     3,594     5,801     5,801
       Warmer than normal                             25%        8%       11%        4%       11%
  Number of customers at September 30,
    Residential and commercial         647,078   625,499
    Industrial                           1,311     1,154
        Total                          648,389   626,653

In the first nine months of 1998, lower usage per customer and a lower margin on certain gas sales caused a $5,402,000 or 4% decline in revenues, less gas purchases, when compared with the 1997 period. Retail usage of gas per customer fell during the first half of 1998 after reaching an unusually high mark in the first half of 1997. This reduced usage appears to be a reaction to rising gas costs included in rates during the latter part of 1997 and first part of 1998. Revenues, less natural gas purchases, were slightly higher in the third quarter of 1998 when compared with the third quarter of 1997. The improvement resulted primarily from a leveling of usage per customer.

A rate surcharge, associated with constructing a distribution pipeline into southern Utah, and in effect for the past 10 years, was discontinued in September 1997. Also, some general-service customers, who met higher load factor standards, shifted to firm commercial rates in 1998, which have a lower margin.

A strong growth rate in the number of customers partially offset the effect of lower usage per customer and margins on some gas sales.
The number of customers served by Questar Gas grew by 3.5% from a year ago to 648,389 at September 30, 1998.

Temperatures, as measured in degree days, were warmer than normal in all periods presented. Questar Gas' rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations. Almost all of Questar Gas' residential and commercial volumes are subject to the weather-normalization adjustment in the first nine months of both 1998 and 1997.

Volumes delivered to industrial customers increased 12% in the first nine months of 1998 when compared with the same period of 1997 due to additions of new customers as well as expanded operations with several ongoing customers. Margins from gas delivered to industrial customers are substantially lower than from gas delivered to residential and commercial customers.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1998      1997      1998      1997      1998      1997
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers           $9,578    $9,238   $27,731   $27,101   $36,973   $36,952
  From affiliates                       17,655    16,651    53,350    51,416    71,028    67,755
    Total revenues                     $27,233   $25,889   $81,081   $78,517  $108,001  $104,707
Operating income                       $12,251   $12,445   $39,103   $37,902   $51,691   $49,502
Net income                               5,971     8,562    19,585    20,344    25,809    26,081

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          33,052    30,912    97,119    91,848   121,486   120,210
    For Questar Gas                     15,001    13,217    80,383    81,492   109,202   114,036
    For other affiliated customers       7,227     9,753    19,634    27,562    29,869    43,522
      Total transportation              55,280    53,882   197,136   200,902   260,557   277,768
   Transportation revenue
     (per decatherm)                     $0.32     $0.32     $0.27     $0.25     $0.28     $0.24

Revenues were higher in the 3-, 9- and 12-month periods of 1998 due primarily to increased firm-transportation and firm-storage reservation charges. Firm-transportation revenues were approximately $400,000 higher in the third quarter of 1998 and $1.8 million higher in the first nine months of 1998. The Company's firm-transportation capacity has increased in the past year. Questar Pipeline's expanded working gas capacity at Clay Basin was placed into service in the second quarter of 1998. The expansion adds approximately $3 million of revenues per year.

Income from unconsolidated affiliates in the 1998 periods include the Company's share of earnings reported by TransColorado Gas Transmission Co. The noncash earnings reflect capitalization of interest and equity costs (AFUDC) associated with the construction of the TransColorado pipeline amounting to $1,369,000 in the 9-month period of 1998 compared with $4,042,000 in the corresponding 1997 period. An adjustment of a regulatory liability in the third quarter of 1997 increased other income by $642,000 and net income by approximately $400,000.

Consolidated Results of Operations

Consolidated revenues were 8% higher in the third quarter ended September 30, 1998 when compared with the third quarter of 1997 due to increased revenues from energy-marketing activities and selling natural gas production. Consolidated revenues were lower in the 9- and 12-month periods ended September 30, 1998 when compared with the same periods of 1997 due primarily to decreased energy-marketing activities and oil prices and oil production, which more than offset higher gas-distribution revenues, gas prices and gas production.

Natural gas and other product purchases were 15% higher in the third quarter ended of 1998 when compared with the same quarter of 1997 due to primarily to increased costs and volumes of gas purchased for energy-marketing activities. Natural gas and other product purchases were lower in the 9- and 12-month periods of 1998 due primarily to a decrease in the quantity of gas purchased for energy-marketing activities. The result of this decrease more than offset higher charges for natural gas included in distribution rates.

Operating and Maintenance (O & M) expenses were 6% higher in the third quarter of 1998 when compared with the third quarter of 1997 as a result of charges associated with compressor station maintenance and increased volumes of gas and oil production. In addition, O & M expenses were reduced in the 1997 quarter as a result of capitalizing labor costs related to installing computer systems. Cost-containment efforts and capitalizing labor costs associated with computer system projects in 1998 and 1997 by the Regulated Services group reduced the effect of higher data processing-related costs in the 9- and 12-month periods of 1998.

Questar Gas Company and Questar Pipeline share the costs of certain administrative, accounting, legal, engineering and related services provided by Questar Regulated Services. The Regulated Services group completed a voluntary early retirement program that was effective July 31, 1998. The program reduced the regulated services work force by more than 10% or 177 employees. The Regulated Services group expects a $6 to $9 million per year reduction of O & M expenses as a result of this program.

Depreciation expenses were higher in the 1998 periods presented when compared to the 1997 periods because of increased investment in property, plant and equipment and gas production which more than offset the effects of a downward adjustment of depreciation expense associated with gas transmission properties. The full-cost amortization rate for combined U.S. and Canadian operations was $.84 per equivalent Mcf for the first nine months of 1998 and 1997.

Other taxes, primarily production and property taxes, were higher in the 9- and 12-month periods of 1998 because of higher production taxes on cost of service properties. The increase for these production taxes is offset by higher revenues.

Interest and other income was $8,526,000 lower in the third quarter of 1998 when compared with the third quarter of 1997 due primarily to
nonrecurring transactions in 1997.   In the third quarter of 1998,
the pre-tax gain from selling Nextel shares amounted to $.7 million compared with $5.2 million a year earlier. Questar sold 30,000 shares in the 1998 period, well below the 405,000 shares sold in the 1997 quarter. Also, the Company's portion of capitalized interest and equity costs associated with the TransColorado pipeline recorded in the third quarter of 1997 amounted to $4 million. The impact of nonrecurring items was reduced in the nine-month comparison as a result of a $5.7 million pre-tax gain on an exchange of an interest in Nextlink and $1,386,000 of interest earned on a fiber-optics communications project with Nextlink.

The effective income tax rate for the first nine months was 30% in 1998 and 31% in 1997. The Company recognized $6,318,000 of production-related tax credits in the 1998 period and $7,313,000 in the 1997 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $213,075,000 for the first nine months of 1998 was $43,209,000 higher than was generated in the same period of 1997. The increase in cash flow resulted primarily from increased collection of gas costs incurred by natural gas distribution operations, which were under-collected in the 1997 period and from the collection of receivables.

Investing Activities

Capital expenditures were $326,823,000 for the first nine months of 1998 compared with $122,425,000 reported for the same period a year ago. Completion of a $155.2 million gas and oil property acquisition and $37.5 million of construction costs associated with the TransColorado pipeline represented a majority of the difference. A comparison of capital expenditures for the first nine months of 1998 and 1997 plus an estimate for calendar year 1998 is below. The 1998 forecast includes the announced purchase of a pipeline for $38 million.

                                                          Estimate
                                       Actual            12 Months
                                     Nine Months Ended     Ended
                                     September 30,       Dec. 31,
                                        1998      1997      1998
                                               (In Thousands)
Capital Expenditures:

Market Resources                      $216,958   $51,459  $243,300
Regulated Services
    Natural gas distribution            42,233    39,473    64,600
    Natural gas transmission            59,812    16,597   121,500
    Other                                  409               1,400
          Total Regulated Services     102,454    56,070   187,500
Other operations                         7,411    14,896    39,700
                                      $326,823  $122,425  $470,500

Financing Activities

In the first nine months of 1998, short-term debt increased by $98.6 million and long-term debt increased by a net $16.7 million. The additional debt plus net cash flow provided from operating activities were used to finance capital expenditures. The Company intends to finance the remainder of forecasted 1998 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt. In October 1998, Questar Pipeline borrowed $60.1 million through its medium-term note program that became effective September 1998. The notes have a weighted average coupon rate of 6.15% and a weighted average maturity of 13 years. The proceeds will be used to reduce short-term debt and fund capital expenditures. Also in October 1998, TransColorado Gas Transmission Co., a partnership, secured a $200 million revolving-credit facility. Future construction funding for the TransColorado pipeline, which is 50% owned by a subsidiary, should be provided by the revolving-credit facility. The loan is guaranteed by Questar Pipeline and KN Energy.

Short-term borrowings amounted to $168.8 million of commercial paper and $61 million of bank loans at September 30, 1998 and $70.7 million of commercial paper at September 30, 1997. The Company has short-term bank lines of credit, which serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity has been expanded from a seasonal $130 million to $275 million to serve as interim financing to accommodate capital spending until long-term financing can be arranged.


Year 2000 Issues

Introduction

Questar (the Company) established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K).

The basic approach has been to provide corporate-wide management and coordination combined with distributed compliance responsibility at the various business units. The Y2K team is responsible for fostering awareness, establishing corporate-level, corporate-wide, strategy; coordinating Questar action items and information; and providing periodic internal status reports. The composition of the team includes representation from each major Questar business unit. The effort is designed to be consistent with the prudent efforts of publicly traded companies of similar size, business, and complexity.

Questar InfoComm, Inc. (an affiliate which provides information technology services to other Questar affiliates) is responsible for Y2K compatibility of all communications systems, networks (LANs and WANs), corporate-wide applications and operating systems, mainframe commercial off-the-shelf products, and for developing, implementing and coordinating testing procedures.

General

Questar's Y2K team developed a written plan (the Plan) addressing infrastructure, applications software (infrastructure and applications software are sometimes collectively referred to as "IT systems"), outside suppliers and customers, and process control and instrumentation containing embedded chips (non-IT systems). The Company's in-house programmers and systems analysts are primarily responsible for the conversion and testing of certain non-compliant application software code. In addition, the services of outside consultants and programmers were engaged to assist program management completion of coding for certain software programs. The general phases common to all business units are: (1) an inventory of Y2K items (both IT and non-IT systems); (2) assignment of priorities to identified items; (3) assessment of the Y2K compliance of items determined to be material to the company; (4) repair or replacement of material items that are determined not to be Y2K compliant; (5) test material items; and (6) design and implementation of contingency and business continuation plans for each organization and company location. Implementation of the Plan is generally proceeding on schedule.

Status

On September 30, 1998, the inventory and priority assessment phases for each business unit had been completed, but they will continue to be monitored. Material items are those the Company believes to involve a risk to the safety of individuals; or may cause damage to property or the environment; or affect the Company's ability to provide gas production, transportation, and delivery.

The testing phases of the Plan are underway. The Company has developed a testing procedure and guidelines to help system users develop their own specific test procedures and to ensure consistency in testing. The Company has assembled a test facility which duplicates, in essential details, the production environment. The test facility is now in operation and the first systems are being tested. Responsible system users are now in the process of developing their test plans and scheduling testing.

The infrastructure section of the Plan addresses hardware and systems software other than applications software. This effort is on schedule, and the Company estimates that approximately 50% of the activities related to the section had been completed as of September 30, 1998. The testing phase has commenced and will be ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for this section commenced in the third quarter of 1998. All infrastructure activities are expected to be completed by mid-1999.

The applications software section of the Plan addresses both the conversion of applications software that is not Y2K compliant and, where available from the supplier, the replacement of such software.
The Company estimates that the software conversion and replacement phase was more than 70% complete on September 30, 1998, and the remaining conversions and replacements are on schedule to be completed by July 1, 1999. The testing phase of this section, is scheduled for completion by the third quarter of 1999. The testing phase is conducted
as the software is remediated or replaced.   Contingency planning for this
section began in the third quarter of 1998 and is scheduled to be completed by mid-1999.

The outside vendors and customers section of the Plan includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing their Y2K problems. The various business units have formed Project teams to begin the detailed evaluations of the most critical third parties and to elicit the required information. The process of evaluating these external agents commenced in the third quarter of 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. This procedure will include the development of contingency plans, scheduled for the second quarter of 1999, with completion by late 1999. The Company estimates that this section was behind schedule at September 30, 1998.

Inventory and assessment phases are in progress for non-IT systems. This section of the Plan addresses the hardware, software and associated embedded computer chips that are used in the operation of all facilities operated by the Company. This section presents unique problems in that it is often difficult to determine whether embedded chips have a date function that will present a Y2K problem. It is also difficult to take certain critical systems, such as compressors and pipeline valves, off-line for testing. Despite these difficulties, the Company believes the replacement, repair and testing of non-IT systems equipment is on schedule to be completed by year-end 1999. Contingency planning for this section began in the third quarter of 1998 and will be completed by year-end 1999.

Costs

The total cost associated with required modifications to become Y2K compliant is not expected to be material to the Company's financial position. The current expense estimate of the Year 2000 Project is approximately $4.5 million, with $2.3 million attributable to Questar Gas Company and $.8 million attributable to Questar Pipeline Company. This estimate does not include Questar's potential share of Y2K costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. This expense estimate is expected to change as the Project progresses. Funds for the Project are included in existing operating budgets.

Risks

Failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of outside suppliers and customers and the embedded chip problems, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project has reduced and is expected to continue to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material outside vendors and customers. The Company believes that the possibility of significant interruptions of normal operations is not great.

The 10-Q contains forward-looking statements about the future operations and expectations of Questar Corporation. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.


                              PART II
                         OTHER INFORMATION

Item 1.   Legal Proceedings.

     Universal Resources Corporation (URC), a subsidiary of Questar Corporation (Questar or the Company), is a named defendant in two separate class actions involving royalty payments in Oklahoma. One case, Bridenstine vs. Kaiser-Francis Oil Company et. al., alleging fraud claims as well as contract claims and asserting damages against all defendants for a 15-year period in excess of $35,000,000 plus punitive damages. The plaintiff's primary claim alleges that a transportation fee charged against royalty payments was improper or excessive. The claims involve wells connected to an unregulated pipeline system that Questar Gas Management presently owns and operates. Questar and several other affiliates have also been named as defendants in addition to non-related parties. Kaiser-Francis and URC are the major working interest owners and operators of a majority of the wells connected to the pipeline system.

     The second class action, Greghol Limited Partnership vs.
Universal Resources Corporation, alleges that defendant improperly deducted post-production costs from royalty payments and claims unspecified damages.

     The Oklahoma Supreme Court recently denied appeals from trial court decisions certifying class actions in both lawsuits. Both cases are likely to be tried in 1999. At this point, Universal Resources disputes all of the claims and cannot predict the outcome of the cases or determine whether the claims will have a material adverse effect.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  The following exhibit has been filed as part of this report:

     Exhibit No.

       10.10. Questar Corporation Stock Option Plan for Directors as amended and restated effective October 29, 1998.

     (b) The Company did not file a Current Report on Form 8-K during the quarter.


                            SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR CORPORATION
                                   (Registrant)



November 12, 1998                   /s/R. D. Cash
    (Date)                          R. D. Cash
                                    Chairman of the Board, President
                                    and Chief Executive Officer



November 12, 1998                   /s/ S. E. Parks
   (Date)                           S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer