Form 10-K405
period 1998-12-31
QUESTAR CORP
filed 1999-03-29
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1998 OR

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

180 East 100 South, P.O. Box 45433, Salt Lake City, Utah 84145-0433
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (801) 324-5000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         Name of each exchange on
          Title of each class                which registered

          Common Stock, Without Par Value, withNew York Stock Exchange Common Stock Purchase Rights

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on March 1, 1999, was $1,450,204,572 (based on the closing price of such stock).

     On March 1, 1999, 82,660,389 shares of the registrant's common stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.


                         TABLE OF CONTENTS


Heading                                                      Page

                              PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES
             General
             Market Resources, Exploration and Production
             Market Resources, Wholesale Marketing
             Market Resources, Gathering and Processing
             Market Resources, General
             Regulated Services, Introduction
             Regulated Services, Retail Distribution
             Regulated Services, Transmission and Storage
             Other Operations
             Employees
             Environmental Matters
             Research and Development
             Oil and Gas Operations

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

SIGNATURES


                             FORM 10-K
                        ANNUAL REPORT, 1998

                              PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

     Registrant Questar Corporation ("Questar" or "the Company") is an integrated energy services holding company. It has two basic divisions, Market Resources and Regulated Services. Market Resources engages in energy development and production; gas gathering and processing; and wholesale gas, electricity and hydrocarbon liquids trading. Regulated Services conducts interstate gas transmission and storage activities and retail gas distribution services. The Company is also involved in information and communication systems and technologies.

     The Company was organized in 1984 and became a publicly held entity when the shareholders of Questar Gas Company (then known as Mountain Fuel Supply Company, "Questar Gas") approved a corporate reorganization. Questar was created to provide organizational and financial flexibility and to achieve a more clearly defined separation of utility and nonutility activities. Questar is a "holding company," as that term is defined in the Public Utility Holding Company Act of 1935, because Questar Gas is a natural gas utility. The Company, however, qualifies for and claims an exemption from provisions of such act applicable to registered holding companies.

     As is noted in the following organization chart, Questar's Regulated Services unit includes a subholding entity,Questar Regulated Services Company ("QRS"), Questar Gas, Questar Pipeline Company ("Questar Pipeline") and Questar Energy Services, Inc. ("QES").
Market Resources entities are owned through another subholding company, Questar Market Resources, Inc. ("QMR"). They include Wexpro Company ("Wexpro"), Celsius Energy Company ("Celsius"), and its Canadian subsidiary, Celsius Energy Resources Ltd. ("Celsius Ltd."), Questar Exploration and Production Company ("Questar E&P," formerly Universal Resources Corporation), Questar Gas Management Company ("QGM"), Questar Energy Trading ("Questar Energy Trading"), and Questar URC Company ("Questar URC"). The Company's information and communication activities are conducted by Questar InfoComm, Inc. ("Questar InfoComm").


Questar Corporation

     QuestarInfoComm, Inc.
      (Information,Communication, and Electronic
       Measurement Services)

     Questar Market Resources, Inc.
      (Subholding Company)

            Wexpro Company
             (Production)

            Questar Exploration and Production Company
             (Questar URC Company)
             (Exploration and Production)*

            Celsius Energy Company
             (Celsius Energy Resources Ltd.)
             (Exploration and Production)*

            Questar Energy Trading Company
             (Marketing)

            Questar Gas Management Company
             (Gathering and Processing)

     Questar Regulated Services Company
      (Subholding Company)

            Questar Gas Company
             (Retail Distribution)

            Questar Pipeline Company
             (Transportation and Storage)

            Questar Energy Services Company
             (Retail Services)

*Market Resources intends to merge Celsius Energy into Questar E&P.

     As an integrated provider of energy services, the Company believes that its structure enhances its operating flexibility as traditional regulated activities (interstate transmission and storage and retail distribution) become deregulated and more competitive and as previously packaged services become unbundled. Questar's integrated structure also enhances its financial strength by providing a balance between the stability of regulated operations and revenues associated with rate-base assets and the earnings growth potential of exploration and production operations, and wholesale marketing, gathering and processing.

     Questar intends to continue emphasizing the ownership of assets, reserves, pipelines, storage reservoirs, distribution systems, as it offers new and traditional services in a changed environment with different rules. The Company has important partnerships and joint venture arrangements and will continue to pursue new alliances to strengthen its position and to minimize its risks.

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

Market Resources, Exploration and Production

     The Company has been in the exploration and production ("E&P") business since its organization in 1935. Through the ensuing years, the Company's E&P activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 1998 was a difficult year for Questar's E&P operations, as reserve acquisitions and production increases could not compensate for the significant decrease in commodity prices. The Company took a write-down at year-end 1998 for both Canadian and domestic operations. The E&P group, however, did achieve its objective to purchase additional reserves with the HSRTW acquisition.

     The Company has five affiliates, Wexpro, Celsius, Celsius Ltd., Questar E&P, and Questar URC, that are directly engaged in E&P operations. The division of activities into five companies is a result of historical developments. All of the companies are managed by the same group of officers, although each also has a separate general manager. Together, the companies form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration.

     The E&P group also has a geographical balance and diversity, with Wexpro and Celsius located in the Rocky Mountain area, Celsius active in the Southwest, and Questar E&P and Questar URC concentrated in the Midcontinent area, including East Texas and the Upper Gulf Coast. Celsius Ltd. owns the Canadian assets acquired in 1996.

     Natural gas remains the primary focus of the Company's E&P operations. As of year-end 1998, the Company had proved reserves (excluding Questar Gas's cost-of-service reserves) of 489.0 billion cubic feet ("Bcf") of gas and 16.4 million barrels ("MMBbls") of oil liquids, compared to 379.0 Bcf of gas and 17.5 MMBbls of oil as of the same date in 1997. (Any references to oil in this report include natural gas liquids.) Natural gas reserves constituted 83 percent of the Company's total nonutility reserves at year-end 1998, compared to 78 percent at year-end 1997. See "Oil and Gas Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

     The E&P companies participated in 205 (gross) wells in 1998, compared to 235 wells in 1997. The 205 wells were divided between 14 exploratory wells and 191 development wells and included 114 gas wells, 43 oil wells, 23 dry holes and 25 wells in progress (waiting on completion or drilling) at year-end. The overall drilling success in 1998 was 87 percent.

     The E&P group continued to generate Section 29 tax credits during 1998. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells be commenced prior to January 1, 1993. Properties are often referred to as "tight sands," coal seams," or low permeability formations from which it is generally more expensive to produce gas. During 1998, Celsius and Questar E&P recorded $5.7 million in Section 29 credits. (Wexpro does not have an economic interest in the cost-of-service gas produced from Questar Gas's properties.)

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

     The following description of Questar's E&P group is bifurcated between Wexpro and the combined Celsius/Questar E&P.

     Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Questar Gas. Questar Gas's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981.

     Wexpro, unlike Celsius and Questar E&P, does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 9 in the Notes to Consolidated Financial Statements.) Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its investment. In connection with its successful development gas drilling, Wexpro charges Questar Gas for its costs plus a specified rate of return (currently 21.70 percent and adjusted annually based on a specified formula) on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 1998, Wexpro's investment (net of deferred income taxes) in cost-of-service operations was $97.6 million. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities and retained experts.

     The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 45 percent of Questar Gas's system requirements during 1998. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 1998, the average wellhead cost of Questar Gas's cost-of-service gas was $1.54 per decatherm ("Dth"), which is lower than Questar Gas's average price for field-purchased gas.

     Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. Wexpro, in 1998, produced 37.5 billion cubic feet equivalent ("Bcfe") of natural gas and liquids from Questar Gas's cost-of-service properties and added reserves of 40.2 Bcfe through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

     Wexpro, under the terms of the Wexpro agreement, owns oil-producing properties. Under the terms of the settlement agreement, the revenues from the sale of crude oil produced from such properties are used to recover operating expenses and provide Wexpro with a return on its investment. In addition, Wexpro receives 46 percent of any residual income. (The remaining income is received by Questar Gas and is used to reduce natural gas costs reflected in customer rates.)

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

     Celsius Energy Company/Questar E&P. Celsius and Questar E&P are combined from an operating and financial perspective. Historically, Celsius operated in the Rocky Mountain area and emphasized exploration and development opportunities while Questar E&P, acquired as an independent company in 1987, operated in the Midcontinent and emphasized development and acquisition opportunities. Effective September 1, 1998, 150 Bcfe of proved oil and gas reserves located in the Midcontinent were added when HSRTW Inc. was acquired from HS Resources Inc. for $155 million. The companies continue to maintain division offices in Denver, Colorado, Oklahoma City, Oklahoma, and Tulsa, Oklahoma. (As part of a reorganization, Celsius will be merged into Questar E&P.)

     Gas production increased from 47.4 Bcf in 1997 to 51.3 Bcf in 1998. The increase in production was attributable to the reserve acquisitions. Celsius and Questar E&P received an average selling price of $1.92 per thousand cubic feet ("Mcf") in 1998, compared to $1.89 per Mcf in 1997. Gas production belonging to the two entities is produced from four separate gas producing regions, the Midcontinent area, the San Juan Basin area, the Rocky Mountain area, and the western Canada area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation.

     Gas prices remained volatile during 1998. The Company hedges as much as 50 to 55 percent of its production in order to minimize the effect of price volatility on revenues. Hedging activities are conducted by Questar Energy Trading.

     The E&P companies increase their activities and minimize their risks by finding partners that will drill wells on their acreage to acquire an interest in any resulting production. An example of this kind of arrangement is a joint exploration program with Texaco Exploration and Production Company in the Ham's Fork region located in southwestern Wyoming. Celsius was also involved with deep drilling activities conducted by Union Pacific Resources Company in the Brady unit in southwestern Wyoming.

     During 1998, the E&P companies, on a combined basis, produced 2.9 MMBbls of oil, which is equivalent to its crude production in 1997. The production was sold at an average price of $12.69 per barrel in 1998, compared to $18.29 per barrel in 1997.

     The E&P group adopted several cost-cutting measures in early 1999 to respond to the low-price environment. These measures included terminating 10 employees, freezing salaries for highly compensated employees, reducing market salary adjustments for other employees, and allowing exempt employees to reduce their hours and salaries by 10 percent. The Market Resources group is exploring additional cost-cutting measures, e.g., the integration of some administrative functions.

Market Resources, Wholesale Marketing

     Questar Energy Trading conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is produced by affiliates) to build a flexible and reliable portfolio. Questar Energy Trading aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities.
During 1998, Questar Energy Trading marketed a total of 96.5 million decatherms ("MMDth") of natural gas, 2.3 MMBbls of liquids, and 327,000 megawatt-hours of electricity and earned a gross profit margin of $2,470,000. (The volumes and margins exclude affiliated production.)

     Questar Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving owned production and marketing purchases. Questar Energy Trading hedges with a third party at least a portion of owned production and does so with a variety of contracts for different periods of time. Questar Energy Trading does not engage in speculative hedging transitions.

     As a wholesale marketing entity, Questar Energy Trading concentrates on markets in the Pacific Northwest, Rocky Mountains, Midwest, and western Canada that are close to reserves owned by affiliates or accessible by major pipelines.

     To sustain its activities in an increasingly competitive environment in which sellers and purchasers are becoming more sophisticated, Questar Energy Trading needs to expand its capabilities. Through a limited liability company, Questar Energy Trading has a certificate issued by the Federal Energy Regulatory Commission ("FERC") to construct and operate an open-access storage reservoir in southwestern Wyoming adjacent to several interstate pipelines. It is also exploring partnerships with electricity providers and others to obtain additional expertise and access to sophisticated information technology.

Market Resources, Gathering and Processing

     QGM conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the FERC. QGM was originally established in 1993 to construct and operate the Blacks Fork processing plant in southwestern Wyoming. It expanded in 1996 when Questar Pipeline spun down its gathering assets and activities. QGM was then moved from Questar Pipeline to the Market Resources group in mid-1996 and acquired the processing plants that formerly belonged to Questar E&P and Celsius.

     QGM's gathering system, which consists of 1,400 miles of gathering lines, compressor stations, field dehydration plants, and measuring stations, was largely built to gather production from Questar Gas's cost-of-service properties. During 1998, QGM gathered
29.9 MMDth of natural gas for Questar Gas, compared to 28.5 MMDth in 1997, for which it received $5 million in demand charges. Under the terms of a contract that was assigned with the gathering assets from Questar Pipeline, QGM is obligated to gather Questar Gas's cost-of-service production for the life of the properties.

     QGM's gathering system was originally built as a regulated asset; QGM now must operate in a different competitive environment. Often, new wells will have connections with more than one gathering system, and producers insist that gathering systems be tied to more than one pipeline.

     In addition to gathering activities, QGM is also engaged in processing activities. It owns a 50 percent interest in the Blacks Fork processing plant, which has a total daily capacity of 84 million cubic feet ("MMcf"). This plant, which is located in southwestern Wyoming, strips liquids (e.g., ethane, butane) from natural gas volumes. QGM and Wexpro jointly own a processing facility located in the Canyon Creek area of southwestern Wyoming that has a total operating capacity of 45 MMcf per day. QGM also owns interests in other processing plants in the Rocky Mountain and MidContinent areas.

Market Resources, General

     Investment in Questar's Market Resources segment is growing faster than its Regulated Services segment. The Company expects to spend more capital budget funds on this segment to expand reserves through acquisitions and drilling and to enlarge its infrastructure of gathering systems, processing plants, header facilities, and nonregulated storage facilities. The volatility of commodity prices makes it imperative for the Market Resources group to manage risks and form strategic alliances. This segment will continue to expand the scope of its activities and joint venture or alliance relationships. Questar expects this segment to account for at least 58 percent of corporate earnings by 2002.

     Although the activities of the Market Resources companies are diverse, they are complementary and support the Company's overall goal to build value with energy resources and services. As the E&P companies find or acquire new reserves, QGM has more opportunities to expand gathering and processing activities, and Questar Energy Trading has more physical production to support its marketing programs.

Regulated Services, Introduction

     Questar's Regulated Services segment includes Questar Gas, a retail distribution utility; Questar Pipeline, an interstate pipeline; Questar Energy Services Inc. ("QES"), an entity engaged in retail energy services that was transferred by QMR effective January 1, 1999; and QRS, a subholding company that provides administrative services to all these entities. All members of the Regulated Services group have common officers and share service functions, e.g., marketing, planning, business development, engineering, compensation, legal, regulatory affairs, accounting, and budgeting. All Regulated Services employees share base and incentive compensation programs and are expected to work together to improve customer service and operating efficiency. The integration of the entities has resulted in lower operating and maintenance costs and better coordination of activities and projects. During 1998, the Regulated Services group offered an early retirement program to eligible employees. Most of the 178 employees accepting the program will not be replaced, resulting in lower labor and overhead costs.

Regulated Services, Retail Distribution

     Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 1998, it was serving 663,392 sales and transportation customers, a 3.4 percent increase from the 641,696 customers as of year-end 1997. (Customers are defined in terms of active meters.)

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

     Questar Gas added 21,696 customers in 1998, which was the fifth consecutive year in which it added at least 20,000 customers. The customer growth reflects Utah's economic prosperity and continued in-migration. Utah's population is growing faster than the national average, and Questar Gas expects to add 18,000-21,000 customers each year.

     Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) consumes over 75 percent of his total gas requirements in the coldest six months of the year. Questar Gas's revenue forecasts used to set rates are based on normal temperatures. As measured in degree days, temperatures in Questar Gas's service area were 6 percent warmer than normal in 1998, which was the fifth consecutive year in which temperatures have been warmer than normal.

     Questar Gas's sensitivity to weather and temperature conditions, however, has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which has been in effect for 1997 and 1998, adjusts the non-gas portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

     During 1998, Questar Gas sold 83.2 MMDth to residential and commercial customers, compared to 85.7 MMDth in 1997. General service sales to residential and commercial customers were responsible for 89 percent of Questar Gas's total revenues in 1998.

     Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1998-99 heating season, Questar Gas used a design-day demand of 977,251 Dth for firm sales customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm transportation customers. Questar Gas's management believes that the distribution system is adequate to meet the demands of its firm customers.

     Questar Gas's total industrial deliveries, including both sales and transportation, increased from 60.8 MMDth in 1997 to 65.1 MMDth in 1998, reflecting Utah's continued economic growth.

     Questar Gas has been providing transportation service since 1986. It has worked diligently to retain its transportation customers with cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Questar Gas's sales rates.

     Questar Gas's largest transportation customers, as measured by revenue contributions in 1998, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City.

     Questar Gas's competitive position has been strengthened as a result of owning natural gas producing properties. During 1998, it satisfied 45 percent of its system requirements with the cost-of-service gas produced from such properties. These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Questar Gas's investment in these properties is included in its utility rate base.

     Questar Gas had reserves of 339.8 Bcf as of year-end 1998, compared to 336.9 Bcf as of year-end 1997. (The reserve numbers do not include volumes attributable to royalty interests.) The average wellhead cost associated with Questar Gas's cost-of-service reserves was below the cost of purchased. During 1998, Questar Gas recorded $2.2 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Questar Gas believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

     Questar Gas uses storage capacity at Clay Basin to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

     Questar Gas has a balanced and diversified portfolio of gas supply contracts with suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under longer-term contracts, primarily during the winter heating season. The contracts have market-price provisions and are either of short-term duration or renewable on an annual basis upon agreement of the parties. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In its latest semi-annual purchased-gas-cost filing, Questar Gas estimated that its average wellhead cost of field-purchased gas would be $1.92 per Dth for 1999.

     Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Questar Gas to retain over 90 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah.
Questar Gas has virtually 100 percent of the space heating and water heating offered in new homes within its service area.

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

     Questar Gas raised its rates for natural gas service in the fall of 1997 to reflect higher gas costs and to implement a special surcharge to collect a deficiency in its gas balance account. The magnitude of this increase caused some customers to adjust their usage. During the 1997-98 winter heating season, Questar Gas's net income was negatively affected by the impact of charging higher rates for natural gas. On a temperature-adjusted basis, per-customer usage declined for the first time in several years, but stabilized later in 1998.

     Questar Gas reduced its rates effective January 1, 1999, to reflect changes in natural gas costs and eliminate the special surcharge. The typical residential customer in Utah would have an annual bill of $552.79, using rates in effect as of January 1, 1999, compared to an annual bill of $594.53, using rates in effect as of the same date in the prior year.

     The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Questar Gas's service area and provides an alternative delivery source for transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River pipeline. The existence of this interstate pipeline system has made it possible for Questar Gas to extend service into a new area in Utah and to develop a second source of supply for its central and its southern Utah system. Questar Gas has a tap on the Kern River line in Salt Lake County for the delivery of additional peak-day supplies to meet increasing demand.

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

     Questar Gas has been reviewing the opportunities and risks associated with unbundling and believes that it is well-positioned to succeed in a competitive environment. Questar Gas is accurately described as an efficient local distribution company. It increased the number of customers served per employee from 475 in 1997 to 537 in 1998. Its operating efficiency is buttressed by owning the reserves to meet 40-50 percent of its current demand and by having storage capacity to balance the relationship between production of its reserves and seasonal demands of residential customers.

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

     Questar Gas offers its Wyoming customers a "supplier choice" program that was approved by the PSCW in 1998. Under the terms of this program, general service customers in Wyoming have the option of selecting a different supplier of natural gas while purchasing transportation and associated services from Questar Gas. During the program's initial open-season, which was conducted in the spring of 1998, no other supplier offered to provide service under the program. Questar Gas expects to continue offering the program to its Wyoming customers and hopes that it will provide valuable information about customer preferences.

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

     Questar Gas has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing labor costs, consolidating activities, and utilizing new technology. Questar Gas does not expect to file a general rate case application with the PSCU or the PSCW in 1999. It is currently authorized to earn a return on rate base of 10.4 percent in Wyoming and 10.22 to 10.34 percent in Utah.

     Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. Questar Gas received regulatory approval from the PSCU and PSCW to decrease its rates effective January 1, 1999. New rates for Utah customers reflect a gas-cost component of $2.78 per Dth, compared to $3.20 per Dth for the prior period; rates for Wyoming customers reflect a gas-cost component of $2.63 per Dth compared to $2.88 per Dth. (The gas-cost numbers include storage and transportation costs.)

     The PSCU, by order December 31, 1998, settled claims raised by the Division of Public Utilities ("Division"), a Utah state agency, concerning the rates paid by Questar Gas for gathering services provided by QGM. The Division claimed that a reduction in gathering rates that was effective September 1, 1997, should be extended retroactively to March of 1996, when Questar Pipeline transferred the gathering assets to QGM. The PSCU ruled against the Division's claims, which involved approximately $7.6 million plus interest in potential refunds.

     Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 19,976 miles of street mains, service lines, and interconnecting pipelines.
Questar Gas has consolidated many of its activities in its operations center, warehouse and garage located in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Questar Gas has fee title to the properties on which its operation and service centers are constructed.

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

     Questar Pipeline, as an open-access pipeline, transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Questar Pipeline has a 54 percent ownership interest in Overthrust Pipeline Company ("Overthrust") and, through a subsidiary, a 50 percent ownership interest in TransColorado Gas Transmission Company ("TransColorado").

     During 1998, Questar Pipeline significantly expanded its potential transportation capacity. As equal partners, wholly-owned subsidiaries of Questar Pipeline and KN Energy built the TransColorado pipeline project, which is a 292-mile pipeline that runs from northwestern Colorado to northern New Mexico. Questar Pipeline also acquired a 700-mile crude oil pipeline that extends from northern New Mexico to southern California, renamed it "Southern Trails," and commenced the necessary regulatory and environmental proceedings to convert the line to transport natural gas.

     As an open-access pipeline, Questar Pipeline transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming.

     Questar Pipeline's transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple connections to other major pipeline systems and access to major producing areas. Questar Pipeline's transmission system connects with the transmission systems of Colorado Interstate Gas Company ("CIG"), the middle segment (commonly referred to as the "WIC segment") of the Trailblazer pipeline system, The Williams Companies, Inc. ("Williams") including Kern River Gas Transmission Company ("Kern River"), and TransColorado. These connections provide access to markets outside Questar Gas's service area and allow Questar Pipeline to transport gas for nonaffiliated customers.

     Questar Pipeline's transmission system includes 1,726 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Questar Gas's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas.) This system includes two major segments, often referred to as the northern and southern systems; the northern system segment extends from northwestern Colorado through southwestern Wyoming into northern Utah, and the southern system segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

     Questar Pipeline's largest transportation customer is Questar Gas. During 1998, Questar Pipeline transported 107.5 MMDth for Questar Gas, compared to 110.3 MMDth in 1997. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Questar Gas, as well as some volumes purchased by Questar Gas directly from field producers.

     Questar Gas has a reserved firm transportation capacity of about 800,000 Dth per day, or 74 percent of Questar Pipeline's reserved capacity. Questar Gas paid reservation charges of $50.7 million to Questar Pipeline in 1998; these charges include reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Questar Gas releases it to others, primarily industrial transportation customers and marketing entities, and receives revenue credits from Questar Pipeline.

     Questar Pipeline's transportation agreement with Questar Gas expires on June 30, 1999. The parties have agreed to extend the contract for three years, reflecting Questar Gas's growing design-day requirements and Questar Pipeline's competitive transportation rates.

     Questar Pipeline recovers approximately 95 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay primarily for access to transportation capacity, rather than on the basis of volumes actually transported. Consequently, Questar Pipeline's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly impacted by fluctuating demand based on the vagaries of weather or natural gas prices. Questar Pipeline's revenues may be adversely affected if the FERC changes its basic regulatory scheme of "straight fixed-variable" rates.

     Questar Pipeline's total system throughput decreased from 264.3 MMDth in 1997 to 255.1 MMDth in 1998. This decrease was primarily attributable to lower transportation volumes for affiliated customers, which declined from 148.1 MMDth in 1997 to 134.4 MMDth in 1998. Despite this decrease in volumes, Questar Pipeline's transportation revenues increased by 3 percent between two years, from $68.8 million in 1997 to $70.8 million in 1998.

     Questar Pipeline's transmission system is an open-access system and has been since September of 1988. The FERC's Order No. 636 and Questar Pipeline's tariff provisions based on Order No. 636 require it to transport gas on a nondiscriminatory basis when it has available transportation capacity. Questar Pipeline does have limited opportunities for interruptible transportation service.

     Questar Pipeline will continue to develop and build new lines and related facilities that will allow it to meet customer needs or improve transportation services. During 1998, Questar Pipeline completed a project begun in 1997 to build a 20-inch diameter line extending from Clay Basin to Coleman Compressor Station in southwestern Wyoming, which added 88 thousand decatherms ("MDth") of firm capacity, in 1998. The project significantly expanded Questar Pipeline's capacity to move gas north from its storage facility at Clay Basin and its southern system. Questar Pipeline also installed new compression facilities on its southern system near Price, Utah. The new facilities, referred to as the Oak Spring compression facilities, added approximately 52 MDth of firm capacity.

     In addition to the transmission system described above, Questar Pipeline has a 54 percent interest and is the operating partner in Overthrust, a general partnership that owns and operates the Overthrust segment of Trailblazer. Trailblazer, in turn, is a major 800-mile line that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments. Although the Overthrust segment is currently underutilized, Questar Pipeline and its remaining partners are reviewing opportunities, including backhauling, to increase its value.

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

     Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. During 1998, storage capacity was expanded by 5 Bcf of working gas and 2.5 Bcf of cushion gas, bringing total capacity to
117.5 Bcf. Clay Basin has been operational since 1977 and has been successfully expanded several times.

     Questar Pipeline owns and operates a major compressor complex near Rock Springs, Wyoming, that compresses volumes of gas from the transmission system for delivery to the WIC segment of the Trailblazer system and to CIG. The complex has become a major delivery point on Questar Pipeline's system, with five of its major natural gas lines connected to the system at the complex. In addition, both of CIG's Wyoming pipelines and the WIC segment are connected to the complex.

     April 1, 1999 is the scheduled start-up date for the TransColorado pipeline project. This $295 million project, which was originally announced in 1990, has a design capacity of 300 MMcf, but will operate on a reduced basis until market demand improves and additional facilities are installed. The line originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico. It was constructed to transport natural gas from the Rocky Mountain area that was traditionally priced lower than other gas supplies, e.g., San Juan, to California and Midwestern markets through interconnections with major pipeline systems. At the current time, natural gas prices and the resulting lack of basis differentials between Rocky Mountain production and San Juan production will require the TransColorado partners to discount transportation rates.

     Questar Pipeline acquired a 700-mile, 16-inch diameter oil pipeline from ARCO Pipeline Company during 1998. This line extends from the Four Corners area where the states of Arizona, New Mexico, Colorado, and Utah meet to Long Beach, California. After acquiring the line, the Questar Pipeline renamed it Southern Trails, conducted an open season to gauge customer interest, and filed the necessary application to obtain FERC certification. Converting the line to natural gas will require extensive environmental review. Questar Pipeline is handling the project on an expedited basis and expects the line to be in service by mid-2000. Questar Pipeline believes that completion of the Southern Trails conversion will improve the ability to market capacity on TransColorado.

     Storage service is important to parties that need a "shock absorber" to balance purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. The storage capacity at Clay Basin is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.3 Bcf of working gas capacity at Clay Basin. Other large customers, in addition to Questar Gas, include Williams; Washington Natural Gas Company, a utility in the state of Washington; and BC Gas Utility Ltd., a distribution utility in British Columbia, Canada.

     Questar Pipeline also offers interruptible storage service at Clay Basin and allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

     Questar Pipeline does not currently plan to file a general rate case in 1999 and has no open rate case issues before the FERC. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

     In July of 1998, the FERC issued a Notice of Proposed Rulemaking ("NOPR") in Docket No. RM98-10-000, seeking comments on a wide range of issues relating to competition in short-term transportation markets. The NOPR includes proposed rules requiring pipelines to report and auction all unused daily capacity and to provide shippers with greater operational flexibility. In a companion Notice of Inquiry issued at the same time, the FERC proposed permitting incentive-based rate alternatives to cost-based rates for long-term service. Both regulatory initiatives indicate that the FERC is continuing to push for even-greater competitive conditions within the transportation industry and to view transportation capacity as a commodity, even as it proposes additional regulations for jurisdictional pipelines. Questar Pipeline is closely monitoring the FERC's rulemaking proceedings, but maintains that it is premature to speculate concerning the final rules and to measure their impact on its operations.

     Questar Pipeline recently amended its FERC application for the Southern Trails project to request "optional" certification because it did not demonstrate, to the immediate satisfaction of the FERC staff, sufficient evidence of market support for the project, i.e., signed contracts with shippers, and did not want to delay commencement of the necessary regulatory and environmental review. When proposing and building new pipeline projects under the optional-certificate, Questar Pipeline is generally at full-risk for changes in market conditions.

     Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and increased the risks associated with new projects. Questar Pipeline has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets. Questar Pipeline's Clay Basin storage facility has been expanded in response to customer interest. Questar Pipeline intends to take advantage of these assets by increasing its "intra-hub capacity" or its ability to quickly and reliably move gas between +receipt and delivery points and by expanding its storage capacity and services.

     Questar Pipeline has a strong commitment to increase its footprint in other parts of the western United States as witnessed by its participation in the TransColorado pipeline project and by its acquisition of direct transportation capacity that reaches California markets. Questar Pipeline's ability to compete with other pipelines is affected by natural gas prices in the supply basins connected to its pipeline system compared to prices in other basins connected to competing pipelines. Questar Pipeline's ability to contract with industrial customers in California for capacity on the Southern Trails line is affected by regulatory provisions that protect local distribution companies in California. Questar Pipeline's future success in new markets may be affected by its ability to compete with other entities that are often larger and possess greater resources.

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

     Questar InfoComm provides information, communication, and electronic measurement services. It operates a regional microwave system that covers much of Utah and southwestern Wyoming. This digital system was originally built to satisfy the needs of Questar's operations, but also carries data for alternative telephone providers and other external customers. Questar InfoComm installs and maintains telephone-switching equipment and voice-mail systems. It built and leases a fiber optic telephone network in parts of Salt Lake City for an alternative telephone provider, NextLink Communications, and owns shares of stock issued by NextLink.

     Questar InfoComm also owns and operates the Business Continuity Center, which is a 22,800 square-foot facility in Salt Lake City designed to protect critical communication and data processing equipment in the event of a natural disaster. Although built to allow Questar companies to continue vital operations, the facility accommodates other tenants that have the same need to safeguard information and equipment.

     During 1998, Questar InfoComm acquired Baseline Industries, Inc. ("Baseline"), a Colorado-based developer and manufacturer of gas-analysis systems. The purchase supports Questar InfoComm's strategy to expand its gas-analysis expertise and applied technology services. Questar InfoComm recently acquired an equity interest in ParkerVision, a Florida-based firm that develops wireless technology and audiovisual products. Questar InfoComm is working with ParkerVision to develop new communications systems for the energy industry using new wireless radio technology.

     Through an affiliate, Questar also owns 14.5 acres of commercial real estate in Salt Lake County that was the site of the Wasatch Chemical clean-up activities. See Legal Proceedings. Although the Company intends to continue owning the property to minimize any future problems associated with environmental compliance, it believes that the property can earn attractive returns when leased.

     As of the date of this report, Questar retains approximately 1.5 million shares of stock issued by Nextel, an international wireless communication company. The Company acquired this stock in 1994 when it sold Questar Telecom, a specialized mobile radio subsidiary, to Nextel. Questar has sold approximately 2.4 million of its original
3.9 million shares and intends to continue selling such stock when market conditions are favorable.

     During 1998, Questar sold its office building in downtown Salt Lake City that had recently been remodeled, enlarged, and upgraded from a seismic protection perspective. The Company has leased the building through 2012 and has 800 employees in the building. Questar continues to own property adjacent to the building that is currently used for parking and will continue to review proposals to develop it.

Employees

     As of December 31, 1998, Questar and its affiliates had 2,338 employees compared to 2,437 at year-end 1997. Of this total, 1,509 worked for the Regulated Services segment, 425 worked for Market Resources entities, and 404 worked for corporate, Questar InfoComm, and Baseline. None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees. Employee relations are generally deemed to be satisfactory.

Environmental Matters

     Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 1998, Questar continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. QMR's liability for contamination is described in "Legal Proceedings". The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

     Questar is actively promoting the environmental advantages of natural gas in comparison to other fuels. It has actively participated in various clean air committees and has promoted the use of natural gas in automobiles. Questar's management believes that increasing concerns about environmental pollution will result in an increased demand for natural gas.

Research and Development

     Questar Gas has the primary responsibility for the Company's research and development activities. It evaluates gas conversion equipment, gas piping, and engines using natural gas and also evaluates technological developments with electrical appliances. The total amount spent by Questar on research and development activities either directly or through contributions is not significant.

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

     The Company, on a consolidated basis, is reporting 829 Bcf of natural gas reserves at year-end 1998. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

     Questar Gas files information using a FERC Form 2 format with the PSCU and PSCW and lists gas reserves of 396.8 Bcf (working interest) at December 31, 1998, which include reserves attributable to royalty interests. The 339.8 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note 10 exclude reserves attributable to royalty interests.

     Questar Pipeline files a Form 2 (Annual Report) with the FERC. The Form 2 discloses Questar Pipeline's cushion gas of 61.6 Bcf at December 31, 1998. This gas is not included in the total reserve number.

     Oil and Gas Production.1

                            1998          1997         1996

    Natural gas (MMcf)     88,447        84,896       77,259
    Oil (Mbbl)              2,953         2,962        2,558

    1Production quantities from all properties, including cost-of-service properties.

    Average Sales Price.2

                             1998          1997          1996

    Natural gas per Mcf    $ 1.92         $1.89         $1.53
    Oil per bbl             12.69         18.29         18.80

    2Average sales price is calculated on production excluding cost-of-service volumes.

    Average Production (Lifting) Cost. The average production cost Mcfe excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6 Mcf of gas.

                               1998          1997           1996

    Production cost per Mcfe   $.67          $.68           $.62

    Producing Wells at December 31, 1998.

                                  Gas    Oil

    Gross wells                  3,934  3,033
    Net wells                    1,289    648

     The numbers for gross wells include 139 wells with multiple completions.

     Leasehold Acreage at December 31, 1998. Questar can retain its interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. Leasehold acreage is located in the United States and Canada. Approximately 81 percent of the domestic unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 19 percent is attributable to fee leases that generally have three- to five-year terms. About 30 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken. Substantially all the Canadian unproved acreage is related to Crown or government leases, which provide for five-year terms.

     The following chart lists the Company's consolidated productive and unproved acreage:

                               Productive           Unproved
                       Gross        Net          Gross      Net

United States      2,649,319    859,272      1,753,340  734,745
Canada                75,861     21,989        112,943   47,759
   Total           2,725,180    881,261      1,866,283  782,504

     Net Productive and Dry Wells Drilled.

               Exploratory WellsDevelopment Wells

                1998     1997     1996      1998     1997     1996

    Productive     2        3        3        61       36       19
    Dry            3                 -         5        7        2

    Total          5        3        3        66       43       21

    Present Activities. At year-end 1998, Questar affiliates had a working interest in 15 wells waiting on completion and 10 wells being drilled.

    Delivery Commitments. Questar Gas is obligated to deliver natural gas to approximately 663,400 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

    Celsius and Questar E&P sell a majority of their oil and gas production through Questar Energy Trading on the spot-market or under short-term contracts that provide for price readjustments.

ITEM 3.  LEGAL PROCEEDINGS

    There are various legal proceedings pending against the Company and its affiliates. Significant cases are discussed below.

    Questar E&P is a named defendant in a class action lawsuit involving royalty payments in Oklahoma state court. In Bridenstine vs. Kaiser-Francis Oil Company, the plaintiffs allege fraud and contract claims and assert damages against all defendants for a 15-year period in excess of $35,000,000 plus punitive damages. The plaintiff's primary claim alleges that a transportation fee charged against royalty payments was improper or excessive. The claims involve wells connected to an intrastate gathering system that QGM presently owns and operates. Kaiser-Francis and Questar E&P are the major working interest owners and operators of a majority of the wells connected to this pipeline system.

    The Oklahoma Supreme Court has denied defendants' appeal from the trial court's decision to certify the Bridenstine case as a class action. At this point, Questar E&P cannot predict the outcome of the lawsuit but believes it will not have a material effect on the Company.

    Questar Pipeline and some its affiliates have been named as defendants in a lawsuit filed under the federal false claims act by an individual who is engaged in natural gas production. The case is one of 77 substantially similar cases filed contemporaneously by this producer against pipelines and their respective affiliates, in which the producer alleges mismeasurement of the heat content of natural gas volumes and understatement of the value of gas on which royalty payments are due the federal government. The complaint also claims treble damages and seeks imposition of civil penalties. The producer's complaint does not include a request for any specific monetary damages. Management believes that the producer's allegations and claims against Questar Pipeline do not have merit. The outcome of the case cannot be predicted at this time.

    As a result of acquiring Questar Pipeline's gas purchase contracts in 1994, Questar Gas is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a Wyoming federal district court jury in 1994. On June 2, 1998, the trial court judge entered a judgment that set aside all aspects of the jury's award in favor of the producer except for $500,000 relating to specified take-or-pay issues. The producer has filed an appeal with the United States Court of Appeals for the Tenth Circuit.

    Prior to the trial court judge's action, the producer filed another action in Wyoming's federal district court alleging antitrust violations in addition to similar claims raised in the first case for the period since the jury verdict. This second case has been stayed pending appellate review of the first case.

    QMR continues to monitor the Wasatch Chemical property in Salt Lake City, which is still included on the national priorities list, commonly known as the "Superfund" list. The Wasatch Chemical property was the location of chemical mixing operations and is the subject of a 1992 consent order. QMR conducted the necessary soil remediation and groundwater remediation activities and expects that the site will be removed from the Superfund list.

    See "Regulated Services, Retail Distribution" and "Regulated
Services, Transmission and Storage" for a review of significant regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of stockholders during the last quarter of 1998.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 11 in the Notes to Consolidated Financial Statements. As of March 22, 1999, Questar had 12,934 shareholders of record and estimates that it had an additional 20,000-23,000 beneficial holders.


ITEM 6. SELECTED FINANCIAL DATA

                                             1998       1997       1996       1995        1994
                                          (In Thousands, Except Per Share Amounts)
Revenues                                    $906,256   $936,337   $817,981   $649,287    $670,318
Operating expenses
  Natural gas and other product purchases    365,168    399,941    314,271    199,419     212,528
  Other expenses                             408,307    366,241    332,087    307,842     303,132
    Total operating expenses                 773,475    766,182    646,358    507,261     515,660
    Operating income                        $132,781   $170,155   $171,623   $142,026    $154,658

Write-down of investment in
   Nextel Communications                                                                 $(61,743)

Income from continuing operations            $76,899   $104,795    $98,145    $83,786      49,417
Gain from sale of Questar Telecom
   to Nextel Communications                                                                38,126
Loss from discontinued operations
     Net income                              $76,899   $104,795    $98,145    $83,786     $87,543

Basic earnings per common share
  From continuing operations                   $0.93      $1.27      $1.20      $1.03       $0.61
  Gain from sale of Questar Telecom                                                          0.47
  Loss from discontinued operations
     Net income                                $0.93      $1.27      $1.20      $1.03       $1.08

Diluted earnings per common share
  From continuing operations                   $0.93      $1.27      $1.19      $1.02       $0.60
  Gain from sale of Questar Telecom                                                          0.47
  Loss from discontinued operations
     Net income                                $0.93      $1.27      $1.19      $1.02       $1.07

Dividends per share                            $0.65      $0.62      $0.60      $0.58       $0.57
Book value per common share                    10.62      10.30       9.41       8.76        8.09
Total assets                               2,161,281  1,945,017  1,816,225  1,584,553   1,585,575
Net cash provided from
    operating activities                     284,685    202,678    182,921    204,171     163,375
Capital expenditures                         461,347    212,797    291,835    118,188     276,882

Capitalization
   Long-term debt, less current portion      615,770    541,986    555,509    421,695     494,684
   Redeemable cumulative preferred stock                             4,828      4,957       6,324
   Common stock                              877,958    845,778    772,085    712,675     653,589
     Total capitalization                 $1,493,728 $1,387,764 $1,332,422 $1,139,327  $1,154,597


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

Questar Corporation reported 1998 net income of $76,899,000, or $.93 per share, which includes the effect of a write-down of oil and gas properties by $20,315,000 after-tax, or $.25 per share. Questar reported 1997 net income of $104,795,000, or $1.27 per share (including a $3,540,000, or $.04 per share, after-tax write-down), and $98,145,000, or $1.19 per diluted share, in 1996.

Questar's Market Resources group, which engages in various nonregulated activities, had net income of $13,737,000 in 1998 compared with $42,099,000 in 1997 and $42,447,000 in 1996. A
31% decline in the price of oil and natural gas liquids in 1998 caused a $34 million pretax write-down of oil and gas properties under full-cost accounting rules. A weakness in Canadian energy prices and revision of pricing in a gathering contract resulted in a $6 million pretax write-down in 1997.

Questar's Regulated Services group, consisting of gas distribution, interstate gas-transportation and storage and retail energy services achieved net income of $54,827,000 compared with $54,639,000 in 1997 and $51,309,000 in 1996.

Corporate and other operations reported net income of $8,335,000 in 1998 compared with $8,057,000 in 1997 and
$4,389,000 in 1996. Other operations benefited from the sales of shares of a communications-technology company and the conversion of an interest in a local company into shares of another communications-technology company resulting in after-tax gains of $6.3 million in 1998, $5.5 million in 1997 and $3.7 million in 1996.

Net cash provided from operating activities increased to $284,685,000 in 1998 from $202,678,000 in 1997 and $182,921,000 in 1996 due to increased cash flow from working capital changes. Capital expenditures amounted to $461,347,000 in 1998 and were financed primarily through net cash flow provided from operations, short- and long-term debt, and asset sales. Common equity represented 59% and long-term debt 41% of consolidated capitalization at December 31, 1998.

RESULTS OF OPERATIONS

MARKET RESOURCES - Market Resources conducts Questar's exploration and production, energy marketing, and gas gathering and processing. Retail energy services were transferred with Regulated Services for all periods presented. Following is a summary of financial results and operating information.

                                          Year Ended December 31,
                                         1998        1997        1996
                                     (Dollars In Thousands)
OPERATING INCOME
Revenues
  Natural gas sales                      $98,767     $89,489     $61,970
  Oil and natural gas liquids sales       36,722      53,722      47,045
  Cost-of-service gas operations          61,448      52,950      53,119
  Energy marketing                       234,565     297,413     286,042
  Gas gathering and processing            23,796      28,175      31,851
  Other                                    4,816       4,068       4,053
        Total revenues                   460,114     525,817     484,080
Operating expenses
  Energy purchases                       232,135     293,174     272,610
  Operating and maintenance               75,032      72,712      66,301
  Depreciation and amortization           71,377      67,078      58,679
  Write-down of oil and gas propertie     34,000       6,000
  Other taxes                             24,988      25,569      19,034
  Oil-income sharing                       1,053       2,347       2,768
        Total expenses                   438,585     466,880     419,392
          Operating income               $21,529     $58,937     $64,688

OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                 51,309      47,442      40,519
    Oil and natural gas
     liquids (in Mbbl)                     2,894       2,938       2,502
Production revenue
     Natural gas (per Mcf)                 $1.92       $1.89       $1.53
     Oil and natural gas
      liquids (per bbl)                   $12.69      $18.29      $18.80
Wexpro settlement investment base, net
     of deferred income taxes (in 000    $97,594     $72,867     $74,806
Energy-marketing volumes
    (in thousands of equivalent dth)     113,513     142,601     152,280
Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers            72,908      57,586      48,525
    For Questar Gas                       29,893      28,506      30,199
    For other affiliated customers        17,720      17,679       8,794
        Total gathering                  120,521     103,771      87,518
    Gathering revenue (per dth)            $0.16       $0.21       $0.24

Revenues for Market Resources decreased 12% in 1998 compared with 1997, due primarily to lower markeitng revenues and lower selling prices for oil and natural gas liquids (NGL). Natural gas production improved 8% primarily as a result of producing properties acquired in September 1998. Also, Market Resources increased its investment in cost-of-service gas operations.

A 31% drop in the average selling price of oil and NGL caused lower revenues from oil and NGL production and a write-down of oil and gas properties in the fourth quarter of 1998. The write-down, under full-cost accounting rules, amounted to $34 million before income taxes and included $19 million for U.S. properties and $15 million for Canadian properties. The write-down reduced income by $20.3 million after taxes. Market Resources wrote down oil and gas properties by $3 million before taxes or $1.7 million after taxes in the fourth quarter of 1997. The 1997 write-down resulted from lower Canadian oil and gas prices.

The average price for oil and NGL declined from $18.29 in 1997 to $12.69 in 1998 largely due to surplus supplies. Production of oil and NGL was 1% lower in 1998 after registering a 17% increase in 1997 attributable to reserve acquisitions in 1996. Natural gas selling prices increased 2% in 1998 following a 24% increase in 1997. Gas production rose 3.9 billion cubic feet
(Bcf) or 8% in 1998 due to the acquisition of reserves.

On September 1, 1998, Market Resources completed the purchase of an estimated 150 billion cubic feet equivalent of proved oil and gas reserves, primarily in Oklahoma, as well as in Texas, Arkansas and Louisiana. Approximately 80 percent of the reserves are natural gas. The purchase price was $155 million. Production from these new properties was about .9 Bcf of gas and 25,000 barrels (bbls) of oil and NGL per month. In a separate purchase also effective September 1998, Market Resources acquired 4.8 Bcfe of proved reserves (90% gas) for $3.1 million in western Canada.

Market Resources achieved a five-year average finding cost of $.93 per thousand cubic feet equivalent (Mcfe), including cost-of-service reserves, in 1998 compared with $.78 per Mcfe in 1997. Noncost-of-service reserve additions amounted to 173 Bcfe in 1998, representing a production-replacement ratio of 250%. Reserve additions in 1997 of 45 Bcfe resulted in a 62% production-replacement ratio.

Revenues from Wexpro's cost-of-service gas operations increased 16% in 1998 as a result of investments made in cost-of-service properties. Wexpro's investment base, net of deferred income taxes, grew 34% to $97,594,000 as of December 31, 1998. Wexpro's after-tax return on investment in those properties averaged 20.6% in 1998. For more details, see a summary of the Wexpro settlement agreement in Note 9 to the consolidated financial statements.

Market Resources periodically enters into swaps, futures contracts or option agreements to hedge its exposure to price fluctuations in connection with marketing production of natural gas and oil. Market Resources currently has hedged approximately 57% of its existing 1999 gas production at a price of about $1.99 per Mcf, net back to the well. Roughly 46% of its existing 1999 oil production is currently hedged at $14.66 per bbl, net back to the well.

A 21% decline in marketing revenues was parallel to a 20% drop in the quantities of energy-marketing volumes. Natural gas volumes, which comprise 85% of the total, fell 23% in 1998. The margin received on energy-marketing transactions decreased by 43% in 1998 after falling by 68% in 1997. The 1998 decrease was caused by increased competition and reduced value of firm-transportation contracts. The 1997 decrease was the result of paying higher prices for production from affiliated companies. Market Resources also markets oil and electricity, which represented 18% of energy-marketing revenues in 1998 and 16% in 1997. Market Resources periodically enters into swaps, futures contracts or option agreements to secure a known margin for the purchase and resale of gas, oil and electricity in marketing activities.

Revenues from gas gathering and processing fell 16% in 1998 when compared with 1997 due to a negotiated decrease in rates charged to Questar Gas. Revenues from gas gathering and processing declined by 12% in 1997. The 1997 decrease was the result of selling two processing plants and revising a gathering contract with Questar Gas.

A reduction in projected gathering-contract revenues caused a $3 million pretax, or $1.9 million after-tax, writedown of gathering assets in the fourth quarter of 1997. The write-down was triggered after the Questar Gas contract revision when it was determined that undiscounted future cash flows measured less than the investment in plant assets.

Operating and maintenance (O & M) expenses increased 3% in 1998 and 10% in 1997 when compared with the prior year, primarily due to the addition of oil and gas properties. Also, in 1998 there was an increase in cost-of-service activities. In 1997, two processing plants were sold and an early-retirement program was offered, which partially offset increases discussed.

REGULATED SERVICES - Regulated Services conducts Questar's natural gas distribution, transmission and storage and nonregulated retail energy services.

Natural Gas Distribution - Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information:

                                          Year Ended December 31,
                                         1998        1997        1996
                                          (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales      $425,452    $399,174    $328,785
  Industrial sales                        29,555      24,459      18,357
  Industrial transportation                6,480       6,491       5,898
  Other                                   15,336      18,099      18,888
    Total revenues                       476,823     448,223     371,928
  Natural gas purchases                  281,004     248,933     182,400
   Revenues less natural gas purchases   195,819     199,290     189,528

Operating expenses
  Operating and maintenance               96,923     101,719      97,110
  Depreciation and amortization           33,261      31,160      28,309
  Other taxes                              8,185       8,174       8,071
        Total expenses                   138,369     141,053     133,490
          Operating income               $57,450     $58,237     $56,038

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales        83,231      85,747      80,844
  Industrial deliveries
    Sales                                  9,681       9,523       8,584
    Transportation                        55,461      51,313      49,499
      Total industrial                    65,142      60,836      58,083
        Total deliveries                 148,373     146,583     138,927
Natural gas revenue (per dth)
  Residential and commercial               $5.11       $4.66       $4.07
  Industrial sales                          3.05        2.57        2.14
  Transportation for industrial customers   0.12        0.13        0.12
System natural gas cost (per dth)          $2.57       $2.62       $2.44
Heating degree days (normal 5,801)         5,462       5,465       5,307
  Warmer than normal                           6%          6%          9%
Number of customers at December 31,
   Residential and commercial            662,084     640,496     617,241
   Industrial                              1,308       1,200         990
                                         663,392     641,696     618,231

Revenues, less natural gas purchases, decreased $3,471,000 in 1998 when compared with 1997 as a result of lower usage per customer in 1998 and switching between rate classifications. These downward pressures were partially offset by increased sales due to the addition of new customers. Revenues, net of gas costs, increased $9,762,000 in 1997 when compared with 1996 primarily from higher heating demand caused by colder temperatures and customer additions.

Usage of gas per retail customer fell during the first half of 1998 after increasing in the first half of 1997. This reduced usage appears to have been a reaction to rising gas costs included in rates during the latter part of 1997 and first part of 1998. Usage per customer had stablized by the end of 1998, coinciding with lower gas costs. A rate surcharge, associated with constructing a distribution pipeline into southern Utah and in effect for the past 10 years, began phasing out in September of 1997. Also, some general-service customers, who met higher load-factor standards in 1998, shifted to firm commercial rates that have a lower margin.

Questar Gas added 21,696 customers in 1998 and 23,465 customers in 1997, representing increases of 3.4% and 3.8%, respectively.
Customer additions in 1999 are expected to reach 20,000 to 21,000.

Temperatures were warmer than normal for the three years presented. The revenue impact of warmer-than-normal temperature trend was mitigated as a result of a weather-normalization adjustment, which was part of a 1995 rate settlement. Virtually all of Questar Gas' residential and commercial volumes were covered under the weather-normalization adjustment in 1998 and 1997 compared with about 50% in 1996.

Gas deliveries to industrial customers increased 7% in 1998 and 5% in 1997 compared with the prior year. The increases were due to the effects of a strong regional economy, which produces expansion of operations and addition of industrial customers. Margins from gas delivered to industrial customers, either for gas sold or transported, are substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchases increased in 1998 and 1997, resulting in a rising natural gas cost component allowed in rates. The gas-cost component in Utah rates was also increased in 1998 and 1997 in an effort to recover sharply increased natural gas-purchase costs incurred during the 1996-1997 heating season. By the end of 1998, those costs had been substantially recovered. The balance in the purchased gas cost account had decreased from $37.3 million at December 31, 1997 to $2.1 million at December 31, 1998. In response to requests by Questar Gas, regulatory agencies approved on an interim basis decreases in gas costs charged to customers. The winter residential and small commercial customer gas-cost component for Utah decreased from $3.20 per dth to $2.78 beginning in January 1999 and from $2.88 to $2.63 per dth in Wyoming.

Questar Gas' O & M expenses decreased by 5% in 1998 compared with 1997 as a result of lower labor costs and capitalizing costs associated with installing new computer systems. Labor costs were $2 million lower in 1998 due to a reduction in the number of employees following an early retirement program offered to employees of Regulated Services. O & M expenses increased 5% in 1997 due primarily to the costs of serving an expanding customer base, higher labor costs and modernization of key computer systems. In 1997, Questar Gas and Questar Pipeline combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplications.

Natural Gas Transmission  - Questar Pipeline conducts the
Company's natural gas transmission and storage operations.
Following is a summary of financial results and operating information:

                                           Year Ended December 31,
                                         1998        1997        1996
                                           (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                         $70,824     $68,837     $67,656
  Storage                                 36,463      34,410      34,280
  Other                                    1,270       2,190       2,242
        Total revenues                   108,557     105,437     104,178

Operating expenses
  Operating and maintenance               38,832      37,334      39,959
  Depreciation and amortization           13,927      14,797      14,206
  Other taxes                              2,600       2,816       2,519
        Total expenses                    55,359      54,947      56,684
          Operating income               $53,198     $50,490     $47,494

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers           120,747     116,215     131,895
    For Questar Gas                      107,501     110,311     100,161
    For other affiliated customers        26,878      37,797      44,327
       Total transportation              255,126     264,323     276,383
   Transportation revenue (per dth)        $0.28       $0.26       $0.24
Clay Basin storage, working gas-
    capacity (in Bcf)                       51.3        46.3        46.3

Revenues were $3,120,000 higher in 1998 when compared with 1997 as a result of increasing firm-transportation reservation fees and expanding firm-storage capacity. Revenues increased $1,259,000 or 1% in 1997 when compared with 1996 as a result of adding firm-transportation contracts. The new contracts cover several short-haul portions of the pipeline.

Transportation revenues were $1,987,000 higher in 1998 when compared with 1997 as a result of higher average firm-transportation fees. However, transportation volumes declined by 3% from 1997. Marketing programs continue to seek replacement of customers that leave the system. As of December 31, 1998, approximately 76% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. The remaining 24% of transportation system capacity, which has multiple delivery points, is available for interruptible transportation.

Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 800,000 dth per day, representing 74% of the total reserved daily-transportation capacity at December 31, 1998. This contract, which accounts for 79% of the demand charges collected by Questar Pipeline, expires June 30, 1999. Management intends to extend the contract and does not believe that the new contract will have a material impact on the results of operations, financial position or cash flows of Questar Pipeline.

Questar Pipeline expanded working gas capacity at its Clay Basin underground storage facility in 1998 by 5 Bcf to 51.3
Bcf.   Questar Pipeline was able to sign-up customers for the
new capacity under long-term commitments. The expansion, which began service in May 1998, added $2,026,000 to 1998 revenues. Customers pay a fixed fee to reserve firm-storage capacity. Storage revenues were flat in 1997 when compared with 1996. Storage capacity at the end of 1998 was 100% subscribed and about 76% of the contractual volumes had remaining terms of at least 10 years. Questar Gas has reserved 24% of firm-storage capacity for at least 10 years.

Questar Pipeline's O & M expenses increased 4% in 1998 compared with 1997 due primarily to expansion of data processing and telecommunications networks and more spending on general maintenance and repair projects. However, labor costs were $750,000 lower in 1998 due to a reduction in the number of employees. An early-retirement program was offered to employees of Regulated Services effective July 31, 1998. O & M expenses decreased 7% in 1997 because of cost-containment measures and reduced labor and related costs. In 1997, Questar Gas and Questar Pipeline combined functions common to gas-distribution and gas-transmission operations in order to eliminate duplications.

Questar Pipeline has a 50% ownership interest in a partnership that constructed the 270-mile Phase II of the TransColorado Pipeline in western Colorado and northwestern New Mexico. Construction of Phase II began in July 1998 and was substantially completed at December 31, 1998. The in-service date for Phase II is expected to be April 1999. With completion of Phase II, Questar Pipeline will acquire El Paso Energy Corporation's 50% interest in Phase I of the pipeline project completed in 1996, making Questar Pipeline a 50% owner of the entire project with KN Energy.

The 292-mile pipeline cost roughly $295 million, including the costs of Phase I. During its startup period, the pipeline's capacity is expected to be about 138 MMcf per day. Pipeline capacity will be increased to its designed capacity of 300 MMcf per day by adding compression as load requirements develop. The two owners have agreed to contract for some capacity at a discounted rate during the first three years of operation. However, the cost of operating the pipeline during this period is expected to exceed the revenue for transporting gas. The pipeline has a tariff rate of $.40 per dth, but likely will be required to offer discounts to shippers during the first several years of service because of competitive market conditions. A major factor is the differential in gas prices between the San Juan basin and the Rocky Mountains. The differential is generally seasonal with higher prices occurring during the summer to meet demand for electricity generation.

TransColorado Gas Transmission Co., a partnership in which Questar Pipeline owns a 50% interest through a subsidiary, entered into a $200 million, three-year revolving credit facility on October 14, 1998. Questar Pipeline and KN Energy have each guaranteed the repayment of their proportionate share of the loan. Proceeds from this debt were used to finance the construction of the TransColorado Pipeline. The partnership had borrowed $160 million under this arrangement as of December 31, 1998.

A subsidiary of Questar Pipeline, Questar Line 90 Company, purchased an oil pipeline extending from the Paradox producing basin of northwestern New Mexico to Long Beach, California, in 1998 for $38 million. The Company intends to convert this line, named the Southern Trails Pipeline, to transport natural gas to customers in the Los Angeles basin. At this time, conversion and compression facilities are expected to add approximately $117 million to the total cost of the project and to be in-service by mid-2000. The pipeline capacity is expected to be 120 MMcf per day after modifications. Questar Pipeline plans to connect the Southern Trails Pipeline to the TransColorado and other pipelines.

CORPORATE AND OTHER OPERATIONS - This segment's activities include data processing, communications and corporate services.

Net income reported by other operations amounted to $8,335,000 in 1998, $8,057,000 in 1997, and $4,389,000 in 1996. Questar
sold 220,000 shares of Nextel Communications in 1998, 805,000 shares in 1997 and 620,000 shares in 1996. These sales resulted in after-tax gains of $2.8 million in 1998, $5.5 million in 1997 and $3.7 million in 1996. In 1998, Questar InfoComm converted an interest in a Utah affiliate of Nextlink into 189,312 shares of Nextlink and realized a $3,536,000 after-tax gain. Another significant aspect of other operations is providing data processing and communications services to other Questar-affiliated companies.

CONSOLIDATED OPERATING RESULTS

Revenues: Consolidated revenues were lower by $30,081,000 or 3% in 1998 compared with 1997. Reduced energy-marketing sales and lower oil and NGL prices were partially offset by increased revenues from natural gas distribution and transmission operations and higher natural gas production and prices from
Market Resources.   Consolidated revenues rose 14% in 1997
because of increased gas-and -oil production and higher gas-selling prices plus increased natural gas-distribution revenues.

Natural gas and other product purchases: Natural gas and other product purchases were 9% lower in 1998 compared with 1997 as a result of a decrease in purchases for energy-marketing sales. In 1997, natural gas and other product purchases increased $85,670,000 or 27% primarily due to higher gas-purchase costs for natural gas distribution and energy-marketing customers.

Operating and maintenance expenses: Operating and maintenance expenses increased 4% in 1998 compared with 1997. The primary causes of the higher expenses were related to development of new computer and communications systems, operations of additional gas properties and the growth in the number of customers served.

Eligible employees in Regulated Services were offered an early-retirement package that was effective July 31, 1998. Enhanced benefits were paid to 178 employees who took advantage of the offer. Regulated Services' work force was reduced by more than 10%, which will decrease future operating expenses. For the last five months of 1998, the net reduction of operating expenses in excess of the cost of the program was approximately $2.8 million. Regulated Services is amortizing the costs associated with the early-retirement program over a five-year period in accordance with anticipated regulatory treatment.

Depreciation expenses: Depreciation and amortization expenses increased 6% in 1998 and 12% in 1997 as a result of increased capital investment in all business segments and higher gas and oil production. The full-cost amortization rate was $.85 per Mcfe in 1998, $.84 per Mcfe in 1997 and $.79 per Mcfe in 1996. In addition to depreciation expense, the Company wrote down the book value of oil and gas properties by $34 million in 1998 and $6 million in 1997.

Other taxes: Other taxes, primarily production and property related, decreased in 1998 because of lower oil revenues.
Other taxes increased in 1997 because of higher gas prices and gas and oil production.

Interest and other income: Interest and other income was $1,465,000 lower in 1998 compared with 1997 and $7,627,000 higher in 1997 compared with 1996 as described in the following details:

                                                    Year ended December 31,
                                                     1998        1997        1996
                                                       (In Thousands)
Sales and conversion of interests in securities      $10,474      $9,376      $6,265
Return earned on working-gas inventory                 1,892       1,317       1,827
Write-off of Western Market Center                                            (2,970)
Interest and other                                     5,836       8,974       6,918
     Interest and other income                       $18,202     $19,667     $12,040

Earnings from unconsolidated affiliates: Earnings from unconsolidated affiliates were $1,424,000 or 33% lower in 1998 when compared with 1997 due to lower amounts of capitalized interest costs and operating losses incurred by a processing plant. Financing costs that accumulated during the planning phase of the TransColorado Pipeline were capitalized in 1997. Depressed prices for NGLs and higher operating costs have caused an operating loss in a processing plant that is partially owned by Market Resources. A rate increase in effect for all of 1998 at the Overthrust Pipeline partially offset the lower earnings reported by other unconsolidated affiliates.

Interest expense: Interest expense increased $4,205,000 or 10% in 1998 when compared with 1997 due to an increase in short- and long-term borrowings to finance a portion of the Company's capital expenditures.

Income taxes: The effective combined federal, state and foreign income tax rate was 27.4% in 1998, 30.3% in 1997, and 31.6% in 1996. Income tax rates were below the combined statutory rate of about 38% primarily due to tax credits for tight-sands gas production. Production tax credits of $7,953,000 in 1998, $9,319,000 in 1997 and $9,491,000 in 1996
reduced income tax expenses.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities increased to $284,685,000 in 1998 from $202,678,000 reported in 1997.
Capital expenditures amounted to $461,347,000 in 1998, up from $212,797,000 reported in 1997. Common equity and long-term debt represented 59% and 41%, of consolidated capitalization at December 31, 1998, respectively, compared with 61% and 39% a year earlier.

Operating Activities:
                                            Year Ended December 31,
                                         1998        1997        1996
                                                 (In Thousands)

Net cash provided from operating
  activities                            $284,685    $202,678    $182,921


Net cash provided from operating activities increased 40% to $284,685,000 in 1998 as a result of the collection of purchased-gas costs from natural gas distribution customers and accounts receivable, and an increase in accounts payable in connection with pipeline construction. Net cash provided from operating activities in 1997 increased 11% when compared with the amount reported for 1996 due primarily to higher net income and depreciation charges and a smaller increase in accounts receivable. The write-downs of oil and gas properties in both 1998 and 1997 were noncash expenses.

Investing Activities:

Capital expenditures amounted to $461,347,000 in 1998.
Following is a summary of capital expenditures for 1998 and 1997, and a forecast for 1999:

                                                      Year Ended December 31,
                                                     1999
                                                  Estimated      1998        1997
                                                 (In Thousands)
Market Resources
            Exploratory drilling                     $12,900      $5,898      $6,677
            Development drilling                      49,000      60,402      33,301
            Other exploration                          8,000       6,789       8,733
            Reserve acquisitions                     238,500     158,000       2,155
            Production                                15,600       8,434       8,754
            Gathering and processing                  27,400      11,046      29,405
            General                                    2,200       3,977       3,285
                                                     353,600     254,546      92,310
Regulated Services
Natural gas distribution
            New-customer service                      35,100      35,106      30,794
            Distribution system                       11,200      15,338      10,507
            Buildings                                    600         396       5,388
            Computer software and hardware             3,700      14,859       9,083
            General                                    9,400      10,629       9,603
                                                      60,000      76,328      65,375
Natural gas transmission
            Transmission system                       26,100      21,395      19,622
            Storage                                    1,700       6,284       1,399
            Partnerships                              10,200      26,000       6,214
            Southern Trails Pipeline                  30,000      39,471
            CO2 plant                                 12,800      16,259
            General                                    8,200       4,909       5,361
                                                      89,000     114,318      32,596

Other                                                  3,900         493          77
            Total Regulated Services                 152,900     191,139      98,048

Corporate and other operations
            General office building                                1,724       9,676
            Technology                                             5,300
            Data processing and communications         4,900       2,550       6,429
            Uncommitted                               25,000
            Other                                      9,100       6,088       6,334
                                                      39,000      15,662      22,439
                                                    $545,500    $461,347    $212,797

Market Resources
Capital expenditures included the purchase of producing properties, exploration and development of gas and oil reserves and construction of NGL processing plants. The group participated in drilling 205 wells (71 wells on a net revenue basis) in 1998 that resulted in 114 gas wells, 43 oil wells, 23 dry holes and 25 wells in progress at year end. The 1998 success rate was 87%. Projected 1999 capital spending includes $192 million designated for a large gas-and-oil reserve acquisition should the opportunity exist.

Regulated Services - Natural gas distribution
Expansion of the distribution system in response to the rapid growth in the number of customers was the focus of capital spending. The distribution system was extended by 720 miles of main, feeder and service lines.

Regulated Services - Natural gas transmission
In 1998, transmission included the purchase a 700-mile pipeline, substantial completion of construction of Phase II of the TransColorado Pipeline, initial construction of a CO2 plant, replacement and expansion projects on sections of existing transmission lines and expandsion of the Clay Basin storage reservoir.

Corporate and Other Operations
The largest part of capital spending for other operations included completion of a remodeling of corporate offices, upgrading data processing and communication systems and investment in technology companies. In 1998, Questar sold its corporate headquarters and entered a long-term sale-leaseback arrangement.

Financing Activities:

Funding for 1998 capital spending was obtained primarily from internal sources, short- and long-term debt and sales of assets. Net cash flow provided from operating activities, plus the cash raised from selling excess assets, less dividends, amounted to $282,193,000. Short-term debt provided $89,900,000 and long-term debt provided a net increase of $75,545,000. Capital expenditures for 1999 will be funded primarily through internally generated cash, short- and long-term borrowings and the continuing disposition of securities available for sale.

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $285,200,000. These lines have interest rates generally below the prime interest rate. The balance of commercial paper and short-term bank debt outstanding at December 31, 1998, amounted to $221,100,000 with
a weighted average interest rate of 5.38%.   The balance of
commercial paper outstanding at December 31, 1997, amounted to $131,200,000, with a weighted average interest rate of 6.14%. Commercial-paper borrowings are backed by the short-term line-of-credit arrangements, and rated P1 and A1 by Moody's and Standard and Poor's, respectively.

The Company typically has negative net working capital at December 31 because of short-term borrowings. These borrowings are seasonal and generally peak at the end of the year because of cold-weather gas purchases. However, Questar had substantially more current liabilities than current assets at December 31, 1998, because of the short-term debt connected with the Market Resources' acquisitions. The Company expects to convert a portion of that short-term debt to long-term debt with the proceeds of a $300 million senior credit facility being obtained by Market Resources.

Questar had a consolidated capital structure consisting of 41% long-term debt and 59% common shareholders' equity at December 31, 1998. Moody's and Standard and Poor's have rated the long-term debt of Questar Gas and Questar Pipeline A1 and A+, respectively. Market Resources' debt rating is BBB+ by Standard and Poor's and Baa3 by Moody's.

Market Risk

Questar's primary market risk exposures arise from commodity price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that may subject it to exchange rate risk. However, the exposure is not significant due to the amount of the foreign investment. Market Resources also has reserved certain volumes of pipeline capacity for which it is obligated to pay $3 million annually for the next eight years, whether or not it is able to market the capacity to others.

Energy Price Risk Management: Energy price risk is a function of changes in commondity prices as supply and demand fluctuate. Market Resource bears a majority of the risk associated with changes in commodity prices. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The Company does not enter into hedging contracts for speculative purposes.

Market Resources held hedge contracts covering the price exposure for about 45.3 million dth of gas and 464,000 bbls of oil at December 31, 1998 and 45 million dth of natural gas and 167,000 bbls of oil at December 31, 1997. The hedging contracts are for gas and oil marketing activities and Questar-owned production. The contracts at December 31, 1998, had terms extending through March 2000 with about 96% of those contracts expiring by the end of 1999.

The fair value of gas and oil price-hedging contracts at December 31, 1998 was $6 million. The fair value calculation used energy prices posted on the NYMEX, Inside FERC or other indices at the end of 1998. A 10% decline in gas and oil prices would cause the fair value of the contracts to increase by $3.9 million. Conversely, a 10% increase in prices results in a $4.1 million lower fair value calculation. This sensitivity calculation does not consider the effect of gains or losses recognized on the underlying physical side of these transactions, which we expect would largely offset the change in value.

Interest-Rate Risk Management: The Company owed $622.2 million of long-term debt at December 31, 1998, of which $434.6 million was secured at a fixed rate. The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The fair value of Questar's long-term debt amounted to $670.1 million at
December 31, 1998.   The fair value calculation was based upon
quoted market prices, and the discounted present value of cash flows using the Company's current borrowing rates. If interest rates declined by 10%, fair value would increase to $693.6 millions and interest costs paid on variable-rate long-term debt would decrease about $1.1 million. This sensitivity calculation does not represent the cost to Company to retire the debt securities. The book value of variable-rate debt approximates fair value.

Foreign Currency Risk Management: The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. The net assets of foreign operation were negative at December 31, 1998. Long-term debt held by the foreign operation, amounting to $51.6 million (U.S.), is expected to be repaid from future operations of the foreign company.


YEAR 2000

Introduction

    Questar established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K).

    The basic approach is to provide corporate-wide management and coordination combined with distributed compliance responsibility at the various business units. The corporate Y2K team is responsible for fostering awareness, establishing corporate-level, corporate-wide strategy; coordinating Questar action items and information; and providing periodic internal status reports. The composition of the team includes representation from each major Questar business unit. The effort is designed to be consistent with the prudent efforts of publicly traded companies of similar size, business, and complexity.

    Questar InfoComm, Inc. (an affiliate which provides information technology services to other Questar affiliates) is responsible for Y2K compatibility of all communications systems; networks (LANs and WANs); corporate-wide applications and operating systems; mainframe resident commercial off-the-shelf products; and for developing, implementing and coordinating testing procedures.

General

    Questar's Y2K team has developed a written plan (the Plan) addressing infrastructure, applications software (infrastructure and applications software are sometimes collectively referred to as "IT systems"), outside suppliers and customers, and process control and instrumentation containing embedded chips (non-IT systems). The Company's in-house programmers and systems analysts are primarily responsible for the conversion and testing of certain non-compliant application software code. In addition, the services of outside consultants and programmers were engaged to assist with project management and completion of coding for certain software programs. The general phases common to all business units are:

    (1) Inventory
    (2) Prioritization
    (3) Project start-up
    (4) Assessment
    (5) Remediation
    (6) Testing; and
    (7) Project closeout.

Implementation of the Plan is generally proceeding on schedule.

Status

    Inventory and Assessment. The inventory and assignment of priority for each business unit were essentially completed on September 30, 1998. Throughout the ongoing Y2K project, these inventory listings continue to be monitored. Material items were defined as those the Company believed to involve a risk to the safety of individuals; or which may cause damage to property or the environment; or which may affect the Company's ability to provide gas production, transportation, or delivery.

    Projects Planning. Based on the inventory and determined priorities, more than 700 individual items have been combined into 60 projects. Project managers have been assigned, standard project documentation has been established, training sessions are being held with the various project managers, and standard management reporting forms have been devised and are being utilized. All of the foregoing activities comprise what has been defined as "project start-up."

    Infrastructure. The infrastructure section of the Plan addresses hardware and systems software other than applications software. This effort is on schedule. The testing phase for this section has commenced and is ongoing as hardware or system software is remediated, upgraded or replaced. Currently there are 20 projects identified in this section: 18 in start-up, 1 in assessment, 0 in remediation, 1 in testing, and 0 completed. Contingency planning for this section commenced in the third quarter of 1998. All infrastructure activities are expected to be completed by mid-1999.

    Applications Software. The applications software section of the Plan addresses both the conversion of applications software that is not Y2K compliant and the replacement of such software. The testing phase of this section is scheduled for completion by third quarter 1999. The testing phase is conducted as the software is remediated or replaced. Currently there are 39 projects identified in this section : 24 in start-up, 9 in assessment, 0 in remediation, 2 in testing, and 4 completed and deemed to be Y2K ready. Contingency planning for this section began in the third quarter of 1998 and is scheduled to be completed by mid-1999.

    Non-IT Equipment. Inventory and assessment phases are in progress for non- IT systems. This section of the Plan is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. This section presents unique problems in that it is often difficult to determine whether embedded chips have a date function that present a Y2K problem. It is also difficult to take certain critical systems, such as compressors and pipeline valves, off- line for testing. Because of this, the Company has engaged the services of a consultant, Stone & Webster, to help with this effort. The Company believes the replacement, repair and testing of non-IT systems equipment is on schedule to be completed by year end 1999. As of December 31, 1998, the embedded chip project is active and in the assessment phase. Contingency planning for this section began in the third quarter of 1998 and will be completed by year end 1999.

    Testing. The testing phases of the Plan are underway. The Company has developed a testing procedure and guidelines to help system users and project managers develop their specific test plans and to ensure consistency in testing. The Company has assembled a test facility which duplicates, in essential details, the production environment. The test facility is in operation. Critical systems already tested and determined to be Y2K ready include the SCADA gas control system and the company's internal telephone system (including switches) which connects to the local access provider. Other critical systems currently in the test facility include customer information systems
(CIS) and gas measurement. Responsible project managers and system users continue to develop their test plans and schedule testing in the facility.

    Critical Third Parties. The outside vendors and customers section of the Plan includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing their Y2K problems. The various business units have formed Project teams which have begun the detailed evaluation of the most critical third parties and to elicit required information. The process of evaluating these external agents commenced in the third quarter of 1998 and first contacts with vendors have been made. This process is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. This procedure will include the development of contingency plans, scheduled for the second quarter of 1999, with completion by late 1999. The Company estimates that this section was on schedule at December 31, 1998.

Costs

    The total cost associated with efforts to become Y2K compliant is not expected to be material to the Company's financial position. The current expense estimate of the Year 2000 Project is $ 5.1 million, with $2.3 million attributable to Questar Gas Company, $ 1.0 million attributable to Questar Pipeline Company and $0.4 million attributable to the Questar Market Resources group. The remainder is attributable to Questar InfoComm, Inc. and a small portion to Questar Corporation. This estimate does not include Questar's potential share of Y2K costs that may be incurred by partnerships and joint ventures in which the Company participates but is not the operator. The expense estimate is expected to change as the Project progresses. Funds for the Project are included in existing operating budgets.

Risks

    Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of outside suppliers and customers and the embedded chip problems, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project has reduced and is expected to continue to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material outside vendors and customers. The Company believes that the possibility of significant interruptions of normal operations is not significant.

Forward-Looking Statements

    This annual report contains some forward-looking statements about future operations and expectations of Questar Corporation and its subsidiaries. Management believes they are reasonable representations of Questar's expected performance at this time. Actual results may vary from management's stated expectations and projections.

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

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 1999.

     The following individuals are serving as executive officers of the Company:

                               Primary Positions Held with
Name                           the Company and Affiliates

R. D. Cash       56    Chairman of the Board of Directors (May 1985);
                       President and Chief Executive Officer, Director
                       (May 1984); Chairman of the Boards of
                       Directors, all affiliates except Questar Energy
                       Trading.

D. N. Rose       54    President and Chief Executive Officer, Questar
                       Gas (October 1984); President and Chief
                       Executive Officer, Questar Pipeline (March
                       1997); President and Chief Executive Officer,
                       QRS (December 1996); President and Chief
                       Executive Officer, QES (January 1999);
                       Executive Vice President, Questar (February
                       1996);  Senior Vice President, Questar (May
                       1985 to February 1996); Director (May 1984);
                       Director, Questar Gas (May 1984), Questar
                       Pipeline (May 1996), QRS (December 1996), and
                       QES (January 1999).

Gary L. Nordloh  51    President and Chief Executive Officer, Wexpro,
                       Celsius, Questar E&P, QGM, Questar Energy
                       Trading, Questar E&P, and Celsius Ltd. (at various times beginning in March 1991);
                       Executive Vice President, Questar (February
                       1996); Senior Vice President, Questar (March
                       1991 to February 1996); Director, (October
                       1996); Director, QMR (May 1991), all Market
                       Resources subsidiaries (various times beginning in June 1989); Chairman, Questar Energy
                       Trading (August 1998).

Clyde M. Heiner  60    Senior  Vice  President,  Questar (May 1984);
                       President and Chief Executive Officer, Questar
                       InfoComm (February 1993); Director, QMR (May
                       1984) and Questar InfoComm (February 1993).

S. E. Parks      47    Vice President, Treasurer and Chief Financial
                       Officer, Questar and all affiliates except
                       Questar Energy Trading (February 1996);
                       Treasurer, Questar and affiliates except
                       Questar Energy Trading (at various dates beginning in May 1984); Director, Celsius and
                       Questar E&P (May 1996).

Gary G. Sackett  58    Vice President and General Counsel (February
                       1997 to April 1999); Associate General Counsel
                       (May 1980 to February 1997) and Assistant Vice
                       President (May 1986 to February 1997.)

Connie C. Holbrook 52  Vice President and Corporate Secretary (October
                       1984); General Counsel (April 1999); Corporate Secretary, Questar Gas and other affiliates except Questar Energy Trading (at various dates beginning in March 1982); Director, Celsius (May 1985) and Questar E&P (June 1987).

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 1999 annual meeting, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 1999 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 1999 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for the Questar's 1999 annual meeting under the section entitled "Election of Directors."

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

Exhibit No. Exhibit

  2.*       Plan and Agreement of Merger dated as of December 16,
            1986, by and among the Company, Questar Systems
            Corporation, and Questar E&P Corporation.  (Exhibit No.
            (2) to Current Report on Form 8-K dated December 16,
            1986.)

  3.1.* Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)

  3.2.* Bylaws (as amended effective August 11, 1998). (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June 30, 1998.)

  4.3.*1 Rights Agreement dated as of February 13, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C. pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 4. to Current Report on Form 8-K dated February 13, 1996.)

  10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

  10.2.*2 Questar Corporation Annual Management Incentive Plan, as amended and restated effective May 19, 1998. (Exhibit No.
            10.1. to Form 10-Q Report Quarter ended June 30, 1998.)

  10.3.*2 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.4.*2 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 10, 1998.
            (Exhibit No. 10.4. to Form 10-K Annual Report for 1997.)

  10.5.*2 Questar Corporation Executive Severance Compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.3. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.6.*2   Questar Corporation Deferred Compensation Plan for
            Directors, as amended and restated effective May 19, 1998. (Exhibit No. 10.5. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.7.*2   Questar Corporation Supplemental Executive Retirement
            Plan, as amended and restated effective June 1, 1998.
            (Exhibit No. 10.6. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.8.*2 Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.)

  10.9.*2   Form of Individual Indemnification Agreement dated
            February 9, 1993 between Questar Corporation and
            Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

  10.10.*2 Questar Corporation Deferred Share Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.7. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.11.*2 Questar Corporation Deferred Compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.12.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar
            Corporation; Advance MobilComm, Inc.; Robert C. Mearns and Francis G. Fuson. (Exhibit No. 10.14. to Form 10-Q Report for Quarter ended June 30, 1994.)

  10.13.*2 Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

  10.14.*2 Questar Corporation Deferred Share Make-Up Plan. (Exhibit No. 10.8. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  10.15.*2 Questar Corporation Special Situation Retirement Plan. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

  21.       Subsidiary Information.

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

     1The name of the Rights Agent has been changed to ChaseMellon Shareholder Services, L.L.C.

     2Exhibit so marked is management contract or compensation plan or arrangement.

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1998.



                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   YEAR ENDED DECEMBER 31, 1998

                        QUESTAR CORPORATION

                       SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Corporation and subsidiaries are included in Item 8:

     Consolidated Statements of income for Years ended December 31, 1998, 1997 and 1996

     Consolidated balance sheets at December 31, 1998 and 1997

     Consolidated statements of common shareholder's equity for Years ended December 31, 1998, 1997 and 1995

     Consolidated statements of cash flows for Years ended December 31, 1998, 1997 and 1996

     Notes to consolidated financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 8, 1999

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                Year Ended December 31,
                                                        1998        1997       1996
                                                                (In Thousands, Except Per Share Amounts)
REVENUES                                               $906,256    $936,337  $817,981

OPERATING EXPENSES
  Natural gas and other product purchases               365,168     399,941   314,271
  Operating and maintenance                             212,358     204,834   196,389
  Depreciation and amortization                         125,157     118,037   105,209
  Write-down of oil and gas properties                   34,000       6,000
  Other taxes                                            36,792      37,370    30,489

    TOTAL OPERATING EXPENSES                            773,475     766,182   646,358

     OPERATING INCOME                                   132,781     170,155   171,623

INTEREST AND OTHER INCOME                                18,202      19,667    12,040

EARNINGS FROM UNCONSOLIDATED
     AFFILIATES                                           2,917       4,341       927

DEBT EXPENSE                                            (47,971)    (43,766)  (41,083)

     INCOME BEFORE INCOME TAXES                         105,929     150,397   143,507

INCOME TAXES                                             29,030      45,602    45,362

     NET INCOME                                         $76,899    $104,795   $98,145

EARNINGS PER COMMON SHARE
   Basic                                                  $0.93       $1.27     $1.20
   Diluted                                                 0.93        1.27      1.19

Average common shares outstanding
  Basic                                                  82,365      82,166    81,655
  Diluted                                                82,817      82,667    82,072

See notes to consolidated financial statements


QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS                                              December 31,
                                                        1998        1997
                                                    (In Thousands)
CURRENT ASSETS
  Cash and short-term investments                       $17,489     $17,271
  Accounts receivable                                   141,186     149,712
  Unbilled gas accounts receivable                       36,444      37,302
  Inventories, at lower of average cost or market
    Gas stored underground                               26,797      19,881
    Materials and supplies                               11,020       9,187
      Total inventories                                  37,817      29,068
  Purchased-gas adjustments                               2,067      37,251
  Prepaid expenses and deposits                          11,864      14,420
     TOTAL CURRENT ASSETS                               246,867     285,024

PROPERTY, PLANT AND EQUIPMENT
  Market Resources                                    1,412,641   1,175,241
  Regulated Services - gas distribution                 948,280     882,936
  Regulated Services - gas transmission                 670,456     580,603
  Regulated Services - other                              3,066       2,579
  Corporate and other operations                         70,079     100,578
                                                      3,104,522   2,741,937
LESS ALLOWANCES FOR DEPRECIATION
     AND AMORTIZATION
  Market Resources                                      717,129     617,065
  Regulated Services - gas distribution                 382,657     354,761
  Regulated Services - gas transmission                 215,589     202,427
  Regulated Services - other                              2,216       1,940
  Corporate and other operations                         39,290      34,524
                                                      1,356,881   1,210,717
     NET PROPERTY, PLANT AND EQUIPMENT                1,747,641   1,531,220

SECURITIES AVAILABLE FOR SALE,
     approximates fair value                             56,910      55,925

INVESTMENT IN UNCONSOLIDATED
     AFFILIATES                                          58,638      29,952

OTHER ASSETS
  Unamortized costs of reacquired debt                   13,326      11,666
  Income taxes recoverable from customers                 9,409      10,923
  Other noncurrent assets                                28,490      20,307
      TOTAL OTHER ASSETS                                 51,225      42,896

                                                     $2,161,281  $1,945,017

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           December 31,
                                                        1998        1997
                                                    (In Thousands)
CURRENT LIABILITIES
  Short-term debt                                      $221,100    $131,200
  Accounts payable and accrued expenses
    Accounts and other payables                         170,670     134,976
    Federal income taxes                                  8,698       6,447
    Other taxes                                          22,712      19,527
    Interest                                              7,676       7,994
      Total accounts payable and accrued expenses       209,756     168,944
  Current portion of long-term debt                       6,006       6,068
     TOTAL CURRENT LIABILITIES                          436,862     306,212


LONG-TERM DEBT, less current portion                    615,770     541,986


DEFERRED INCOME TAXES                                   197,206     214,818


OTHER LONG-TERM LIABILITIES                              27,450      29,801


DEFERRED INVESTMENT TAX CREDITS                           6,035       6,422


COMMITMENTS AND CONTINGENCIES - Note 6


COMMON SHAREHOLDERS' EQUITY
  Common stock - without par value; 350,000,000
     shares authorized;  82,632,078 outstanding at
     December 31, 1998 and 82,142,084 outstanding
     at December 31, 1997                               298,888     291,322
  Retained earnings                                     564,958     541,663
  Other comprehensive income                             18,067      22,966
  Note receivable from employee
    investment plan (ESOP)                               (3,955)    (10,173)
     TOTAL COMMON SHAREHOLDERS' EQUITY                  877,958     845,778

                                                     $2,161,281  $1,945,017

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                         Other
                                                                               Note     Compre-   Compre-
                                         Common Stock             Retained  Receivable   hensive   hensive
                                           Shares      Amount     Earnings  from ESOP    Income    Income
                                         (Dollars in Thousands)
Balances at January 1, 1996              81,395,628    $283,776    $438,284  $(21,238)    $11,853
  Issuance of common stock                  744,334      10,396
  Purchase of common stock                  (90,188)     (1,559)
  1996 net income                                                    98,145                       $98,145
  Payment of dividends
    Preferred stock                                                    (391)
    Common stock of $.595 per share                                 (48,589)
  Income tax benefit of dividends
   paid to ESOP                                                         350
  Collection of note receivable from ESOP                                       5,682
  Other comprehensive income
  Unrealized loss on securities available
  for sale, net of income tax benefits of
  $2,752,000                                                                               (4,443) (4,443)
  Foreign currency translation adjustment,
  net of income tax benefits of $97,000                                                      (181)   (181)
Balances at December 31, 1996            82,049,774     292,613     487,799   (15,556)      7,229 $93,521
  Issuance of common stock                  745,212      11,328
  Purchase of common stock                 (652,902)    (12,619)
  1997 net income                                                   104,795                       104,795
  Payment of dividends
    Preferred stock                                                    (192)
    Common stock of $.62 per share                                  (50,943)
  Premium paid on retired preferred stock                               (48)
  Income tax benefit of dividends
  paid to ESOP                                                          252
  Collection of note receivable from ESOP                                       5,383
  Other comprehensive income
  Unrealized gain on securities
  available for sale,
  net of income taxes of $9,642,000                                                        15,564  15,564
  Foreign currency translation adjustment,
     net of income taxes of $98,000                                                           173     173
Balances at December 31, 1997            82,142,084     291,322     541,663   (10,173)     22,966 120,532
  Issuance of common stock                  521,879       8,243
  Purchase of common stock                  (31,885)       (677)
  1998 net income                                                    76,899                       $76,899
  Payment of common stock dividends
      of $.6525 per share                                           (53,747)
  Income tax benefit of dividends
    paid to ESOP                                                        143
  Collection of note receivable from ESOP                                       6,218
  Other comprehensive income
    Unrealized loss on securities
     available for sale,
  net of income tax benefit of $3,086,000                                                  (4,992) (4,992)
  Foreign currency translation adjustment,
        net of income taxes of $53,000                                                         93      93
Balances at December 31, 1998            82,632,078    $298,888    $564,958   $(3,955)    $18,067 $72,000

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                        1998        1997       1996
                                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                            $76,899    $104,795   $98,145
  Depreciation and amortization                         128,664     122,517   110,006
  Deferred income taxes                                 (14,524)      5,929    17,137
  Deferred investment tax credits                          (387)       (388)     (461)
  Write-down of oil and gas properties                   34,000       6,000
  Income from unconsolidated affiliates, net
     of cash distributions                                 (360)     (2,541)     (655)
  Gain from sales and conversion of securities          (10,474)     (9,376)   (6,265)
                                                        213,818     226,936   217,907
  Changes in operating assets and liabilities
    Accounts receivable                                   9,922      (9,555)  (51,604)
    Inventories                                          (7,238)     (6,725)    5,767
    Prepaid expenses and deposits                         2,556        (865)   (2,590)
    Accounts payable and accrued expenses                38,207         686    44,571
    Federal income taxes                                  2,251       7,444     3,048
    Purchased-gas adjustments                            35,184     (13,041)  (33,392)
    Other                                               (10,015)     (2,202)     (786)
    NET CASH PROVIDED FROM OPERATING
        ACTIVITIES                                      284,685     202,678   182,921

INVESTING ACTIVITIES
  Capital expenditures
1     Purchase of property, plant and equipment         (427,680)   (199,919) (287,489)
     Other investments                                  (33,667)    (12,878)   (4,346)
         Total capital expenditures                    (461,347)   (212,797) (291,835)
  Proceeds from disposition of property, plant
    and equipment, and investments                       44,496      13,118    10,418
  Proceeds from sales of securities                       6,759      17,268    13,202
   NET CASH USED IN INVESTING ACTIVITIES               (410,092)   (182,411) (268,215)

FINANCING ACTIVITIES
  Issuance of common stock                                8,243      11,328    10,396
  Purchase of Questar common stock                         (677)    (12,619)   (1,559)
  Redemption of preferred stock                                      (4,876)     (129)
  Issuance of long-term debt                            152,743      60,047   181,500
  Repayment of long-term debt                           (77,198)    (70,479)  (61,985)
  Increase in short-term loans                           89,900      53,400       600
  Collection of note receivable from ESOP                 6,218       5,383     5,682
  Income tax benefit of dividends paid to ESOP              143         252       350
  Payment of dividends                                  (53,747)    (51,135)  (48,980)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                              125,625      (8,699)   85,875
CHANGE IN CASH AND SHORT-TERM INVESTMENTS                   218      11,568       581
BEGINNING CASH AND SHORT-TERM INVESTMENTS                17,271       5,703     5,122
ENDING CASH AND SHORT-TERM INVESTMENTS                   17,489      17,271     5,703

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is an intregrated resources and energy services holding company with two principal lines of business: nonregulated and regulated. The Company's nonregulated activities of exploration and production, gas gathering and processing, and energy marketing are conducted by Market Resources. The Company's regulated activities of natural-gas distribution, transmission and storage operations are conducted by Regulated Services. Natural gas-distribution activities are conducted by Questar Gas, formerly named Mountain Fuel, and transmission and storage activities are conducted by Questar Pipeline. Regulated Services also includes Questar Energy Services, formerly part of Market Services, which conducts retail energy-services operations. Corporate and other operations include data processing, telecommunications and corporate activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The financial statements of rate-regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of nonrate regulated businesses because of cost-allocation methods used in establishing rates.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered. Questar Gas records gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Rate regulated companies periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. These companies establish reserves for revenues collected subject to refund.

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

Securities Available for Sale: The value of securities available for sale approximates fair value at the balance sheet date based on published share prices. The Company records unrealized gains or losses, based on market value net of income taxes, as a separate component of other comprehensive income in shareholders' equity at the balance sheet date. Gains or losses resulting from the sale of securities are included in the determination of income.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The Company employs the full-cost accounting method for a majority of its gas and oil exploration and development activities. Under the full-cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. If net capitalized costs exceed the present value of estimated future net revenues from proved gas and oil reserves plus the fair value of unproved properties, (the full-cost ceiling) the excess is expensed. Wexpro, a company in the Market Resources group, uses the successful-efforts accounting method to account for its development activities under the terms of the Wexpro settlement agreement (Note 9). Questar follows the provisions of Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of SFAS 121 do not supersede full-cost accounting rules, which require a quarterly full-cost ceiling test.

The provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. The investment in natural gas distribution, transmission, storage and gathering property, plant and equipment, and processing plants is charged to expense using the straight-line method. The costs of gas and oil wells and leaseholds are charged to expense using the units-of-production method. Average depreciation and amortization rates used were as follows:

                                             1998        1997        1996
Market Resources
  Exploration and production,
   per Mcf equivalent
      Full-cost amortization rate
       (U.S. and Canada)                      $0.85       $0.84       $0.79
      Wexpro depreciation rate                $0.39       $0.39       $0.45
  Gas gathering                                 4.9%        5.8%        4.3%
Regulated Services
  Natural gas distribution
     Distribution plant                         4.3%        4.2%        4.1%
     Gas wells, per Mcf                       $0.17       $0.16       $0.16
  Natural gas transmission                      3.2%        3.5%        3.7%
Other operations                                8.5%        6.7%        7.0%

Acquisition: A subsidiary of Market Resources acquired 100 percent of the common stock of HSRTW, Inc., a wholly owned subsidiary of HS Resources, Inc. for $155 million, effective September 1, 1998. Market Resources obtained an estimated 150 billion cubic feet equivalent of proved oil and gas reserves primarily in Oklahoma, as well as in Texas, Arkansas and Louisiana as a result of the transaction. The transaction was accounted for as a purchase.

Capitalized Interest:   Questar's regulated subsidiaries
capitalize the cost of capital employed during the construction period of plant and equipment and the Company's nonregulated subsidiaries capitalize interest costs during construction of assets when applicable. The sum of allowance for funds used during construction (AFUDC) and capitalized interest amounted to $2,847,000 in 1998, $2,268,000 in 1997 and $1,486,000 in 1996.

Reacquisition of Debt: Gains and losses on the reacquisition of debt by regulated affiliates are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment.

Foreign Currency Translation: The local currency is the functional currency of the Company's foreign operations. Translation from the functional currency to U. S. dollars is performed for balance sheet accounts using the exchange rate in effect at the balance sheet date. Revenue and expense accounts
are translated using an average exchange rate.   Adjustments
resulting from such translations are reported as a separate component of other comprehensive income in shareholders' equity. Deferred income taxes have been provided on translation adjustments because the earnings are not considered to be permanently invested.

Energy Price Risk Management: Market Resources enters into swaps, futures contracts or option agreements to hedge exposure to price fluctuations in connection with marketing of the Company's natural gas and oil production, and to secure a known margin for the purchase and resale of gas, oil and electricity in marketing activities. There is a high degree of correlation between such contracts and the physical transactions. The timing of production and of the hedge contracts is closely matched. Hedge prices are established in the areas of Market Resources' production operations. The Company settles most contracts in cash and recognizes the gains and losses on hedge transactions during the same time period as the related physical transactions. Contracts no longer qualifying for high correlation with the physical transactions would be marked-to-market and recognized in current period income. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. The Company does not enter into hedging contracts for speculative purposes.

Interest Rate Risk Management: The Company uses fixed and variable rate debt as part of its financing plans. These agreements expose the Company to market risk related to changes in interest rates. The Company has entered into interest-rate swaps for the purpose of managing interest costs. Changes in interest payable or receivable under these agreements are recorded as increases or decreases of interest expense in the accounting period incurred. The Company does not hold or issue derivative financial instruments for speculative purposes.

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

Earnings Per Share: The Company presents basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period, including ESOP shares. Diluted EPS include the potential dilution as a result of exercising stock options, which represents the difference between the number of basic and diluted average shares outstanding shown on the Consolidated Statements of Income. In June 1998, Questar's common stock was split two shares for each share outstanding.

Comprehensive Income: Questar reports comprehensive income on the Consolidated Statement of Shareholders' Equity. Other comprehensive income transactions that currently apply to Questar are the unrealized gains and losses in the value of investments available for sale and foreign currency translation adjustments. The accumulated foreign currency translation adjustments and unrealized gains on securities available for sale amounted to $85,000 and $17,982,000, respectively, at December 31, 1998 and ($8,000) and $22,947,000, respectively at December 31, 1997.
Income tax expenses associated with realized gains from selling securities available for sale, which were included in other comprehensive income in prior years, were $1.9 million in 1998, $3.8 million in 1997 and $2.6 million in 1996.

Business Segments: Questar's lines of business disclosures are presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," based on how top management evaluates the performance of its business segments. The new standard affects the level of information disclosed, not the measurement of operating results, cash flows or financial position. Certain intersegment sales include intercompany profit.

Reclassifications: Certain reclassifications were made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

New accounting standard: The Company is required to adopt the accounting provisions of Statement of Financial Accounting (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities" in 2000. The new accounting rules require that the fair value of hedging instruments be measured and recorded as either assets or liabilities on the balance sheet with a regular, periodic mark-to-market adjustment. A majority of the Company's hedging activities will likely qualify as cash flow hedges where mark-to-market adjustments are recorded in other comprehensive income. The new accounting rule is not expected to have a significant effect on cash flow or net income. However, the Company has not completed its evaluation of the impact of SFAS 133.


Note 2 - Debt

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $285,200,000. The Company's lines of credit borrowing capacity was expanded in 1998 to provide interim financing to accommodate capital spending until long-term financing can be arranged. These lines have interest rates generally below the prime interest rate. Commercial paper borrowings are backed by the short-term line-of-credit arrangements. The details of short-term debt were as follows:

                                                         December 31,
                                                        1998        1997
                                                    (Dollars In Thousands)
Commercial paper with variable interest rates          $171,100    $131,200
Bank loans with variable interest rates                  50,000
                                                       $221,100    $131,200
Weighted average interest rate at December 31              5.38%       6.14%

The details of long-term debt were as follows:
                                                         December 31,
                                                        1998        1997
                                                         (In Thousands)
Market Resources
  Revolving-credit loan due 2002 with variable
     interest rates (5.68% at December 31, 1998)       $181,624    $133,387
Regulated Services - Natural gas distribution
  Medium-term notes 6.85% to 8.43%, due 2007
    to 2024                                             225,000     225,000
Regulated Services - Natural gas transmission
  Medium-term notes 5.85% to 6.48%, due 2008
    to 2018                                              88,400
  9 3/8% debentures due 2021                             85,000      85,000
  9 7/8% debentures due 2020                             30,000      50,000
Corporate and other
  Revolving-credit term loan due 2001 with variable
    interest rates (5.72% at December 31, 1998)           6,000      13,000
  8.28% ESOP notes due 1999                               6,000      11,300
  7.11% senior notes due 2012 secured by real estate                 30,638
  Other                                                     161         166
    Total long-term debt outstanding                    622,185     548,491
 Less current portion                                     6,006       6,068
 Less unamortized debt discount                             409         437
                                                       $615,770    $541,986

Maturities of long-term debt for the five years following
December 31, 1998, are as follows:

                                         (In Thousands)
    1999                                     $6,006
    2000                                          7
    2001                                      6,008
    2002                                    185,883
    2003                                      4,260

Cash paid for interest was $49,430,000 in 1998, $42,289,000 in
1997 and $41,338,000 in 1996.

The 7.11% senior notes due 2012 were repaid in the fourth quarter of 1998 in connection with the sale and lease-back of Questar's headquarters building.

At December 31, 1998, Questar Pipeline guaranteed $80 million of long-term debt borrowed by TransColorado Gas Transmission
Company. Market Resources guaranteed $9 million of long-term debt borrowed by Blacks Fork Gas Processing Company.


Note 3 - Common Stock

In June 1998, Questar's common stock was split into two shares for each share outstanding. Common stock disclosures in prior period financial statements have been restated to reflect the stock split.

Employee Investment Plan: The Employee Investment Plan (ESOP) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. Beginning January 1, 1999, employee purchases will be limited to pretax contributions. The Company will increase its matching contributions of common stock to the ESOP from 75% to 80% of the employees' purchases and continue to contribute an additional $200 of common stock to the account of each eligible employee. In June 1989, Questar sold 3,985,768 shares of its common stock (LESOP shares) to the trustee of the ESOP to prefund its matching obligation for a 10-year period. This prefunding arrangement combined with an increase in stock price has enabled the Company to provide an additional annual contribution of 10% to 80% to the 75% matching contribution since 1993. The prefunding terms of the LESOP expire in June of 1999.

The ESOP trustee financed the purchase of stock by borrowing $35 million from the Company. A note receivable from the ESOP was recorded as a reduction of common shareholders' equity. At the same time, Questar borrowed $35 million from a group of insurance companies. Final payment of the loan will be made July 1999. Interest expense on these notes to the insurance companies totaled $716,000 in 1998, $1,130,000 in 1997 and $2,109,000 in
1996.

The ESOP is repaying the loan to Questar over 10 years using Company contributions and dividends on LESOP shares. As the LESOP loan is repaid, shares are released and allocated to employee accounts. Employee accounts are credited with an equivalent number of shares for dividends paid on allocated LESOP shares and used by the ESOP to repay the Company. At December 31, 1998, 3,682,809 shares were allocated to employees, with the remaining 302,959 shares unallocated. The Company's contribution to the ESOP is determined by the amount of debt service required after considering dividends paid on LESOP shares. Questar's expense and contribution to the ESOP, dividends paid by the Company to the ESOP, and income tax benefits for dividends paid on ESOP shares and dividends paid directly to the ESOP are summarized below:

                                                                Year Ended December 31,
                                                        1998        1997       1996
                                                                (In Thousands)
Company's expense and contribution to the ESOP
Dividends paid by the Company to the ESOP                $4,542      $4,289    $3,849
  Allocated shares
  Unallocated shares                                     $2,195      $1,879    $1,571
                                                            374         660       915
Income tax benefits for dividends paid on                $2,569      $2,539    $2,486
  ESOP shares were recorded as
     Reduction of income tax expense                       $840        $719      $601
     Direct increase to retained earnings                   143         252       350
                                                           $983        $971      $951

Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows shareholders to reinvest dividends or invest additional funds in common stock. The Reinvestment Plan purchased common stock from the Company amounting to 329,794 shares in 1998, 296,178 shares in 1997 and 261,874 shares in 1996. At December 31, 1998,
2,614,808 shares were reserved for future issuance.

Stock Plans: The Company has a Long-term Stock Incentive Plan for officers and key employees and a Stock Option Plan for nonemployee directors (Stock Plans). The number of shares made available for a given year for options or other stock awards under the Long-term Stock Incentive Plan is 1% of the outstanding shares of common stock on the first day of the calendar year. No awards may be granted under the Stock Plans after May 2001. The option price equals the market price of the stock on the grant date. Stock options for employees have a 10-year life and vest in four equal annual installments beginning six months after grant date. Nonemployee directors may receive shares of common stock instead of cash in payment for directors fees under a separate plan. At December 31, 1998 there were 95,602 shares available for future issuance under this plan.

No expense has been recorded on the options granted to nonemployee directors to date. However, a new accounting interpretation expected to be finalized in 1999 contains a provision that will require the Company to record an expense based on the fair value of the options on the vesting date. Fair value will be determined using a mathematical model.

No compensation expense is recorded for stock options issued to employees. If compensation expense had been recorded, it would be based on an estimate of the fair value of stock options granted, and the Company's net income and earnings per share would have been lower. The pro forma amounts of net income and earnings per share shown below were calculated for options granted since January 1, 1995. For purposes of the pro forma expense, the weighted average fair value of the options was amortized over the vesting period. The pro forma estimates rely upon subjective assumptions and the use of a mathematical model to estimate value, and may not be representative of future results.

                                            1998        1997        1996
                                      (In Thousands, Except Per Share Amounts)
As reported
     Net income                             $76,899    $104,795     $98,145
     Diluted earnings per share               $0.93       $1.27       $1.19
Pro forma
     Net income                             $74,347    $102,073     $95,874
     Diluted earnings per share               $0.90       $1.24       $1.17

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                                  Weighted
                                                                   Average
                                                                 Exercise
                                           Shares   Price Range    Price
Balance at January 1, 1996                2,958,526  $8.85- $15.     $13.56
Granted                                     858,200       16.81       16.81
Cancelled                                   (76,500)  13.69 - 16      15.28
Exercised                                  (701,416)  8.85 - 16.      12.00
Balance at December 31, 1996              3,038,810 9.81 - 16.81      14.80
Granted                                     795,400       19.13       19.13
Cancelled                                  (155,200)  13.69 - 19      16.34
Exercised                                  (738,400)  9.81 - 16.      13.43
Balance at December 31, 1997              2,940,610  9.81 - 19.1      16.22
Granted                                     857,800       21.38       21.38
Cancelled                                   (77,200)13.69 - 21.3      17.33
Exercised                                  (437,209)9.81 - 16.81      14.72
Balance at December 31, 1998              3,284,001 $9.81 -$21.3     $17.74

Exercisable at December 31, 1998          2,140,251                  $16.53
Available for future grant at December 31 1,163,974

The stock options at December 31, 1998 had a weighted average remaining life of 7.3 years. The fair value of the stock options was determined on the grant date using the Black-Scholes option valuation model. The calculated fair value of options granted and major assumptions used in the model at the date of grant were as follows:

                                            1998        1997        1996
Fair value of options at grant date           $3.94       $3.76       $3.75
Risk-free interest rate                        5.56%       6.15%       5.73%
Expected price volatility                      20.2%       19.0%       20.9%
Expected dividend yield                        3.09%       3.19%       3.51%
Expected life in years                          4.4         5.1           8

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

                                            1998        1997        1996
Shares of restricted stock awarded            7,620      24,274      46,972
Market price at award date                   $17.00      $21.38      $19.13

Shareholder Rights: On February 13, 1996, Questar's Board of Directors declared a stock right dividend for each outstanding share of common stock. The stock rights were issued March 25, 1996. The rights become exercisable if a person, as defined, acquires 15% or more of the Company's common stock or announces an offer for 15% or more of the common stock. Each right initially represents the right to buy one share of the Company's common stock for $87.50. Once any person acquires 15% or more of the Company's common stock, the rights are automatically modified. Each right not owned by the 15% owner becomes exercisable for the number of shares of Questar's stock that have a market value equal to two times the exercise price of the right. This same result occurs if a 15% owner acquires the Company through a reverse merger when Questar and its stock survive. If the Company is involved in a merger or other business combination at any time after the rights become exercisable, rightsholders will be entitled to buy shares of common stock in the acquiring company having a market value equal to twice the exercise price of each right. The rights may be redeemed by the Company at a price of $.005 per right until 10 days after a person acquires 15% ownership of the common stock. The rights expire March 25, 2006.


Note 4 -  Financial Instruments and Risk-Management Activities

The carrying value and estimated fair values of the Company's financial instruments were as follows:

                                         December 31, 1998      December 31, 1997
                                          Carrying   Estimated   Carrying   Estimated
                                            Value    Fair Value    Value    Fair Value
                                         (In Thousands)         (In Thousands)
Financial assets
    Cash and short-term investments         $17,489     $17,489     $17,271   $17,271
Financial liabilities
    Short-term loans                        221,100     221,100     131,200   131,200
    Long-term debt, including
     current portion                        622,185     670,075     548,491   596,804
Gas and oil price hedging contracts                       6,000                 2,600

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

The average price of the oil contracts at December 31, 1998, was $17.75 per bbl and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to Company-owned production where basis adjustments would result in a net to the well price of $16.26 per bbl. The average price of the gas contracts at December 31, 1998 was $1.97 per Mcf representing the average of contracts with different terms including fixed, various into-the-pipe postings and NYMEX references. Gas-hedging contracts were in place for Market Resources-owned production and gas-marketing transactions. Transportation and heat-value adjustments on the hedges of Company-owned gas as of December 31, 1998, would result in an average price of $2.07 per Mcf, net back to the well.

Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities. In the case of gas and oil price-hedging activities, the fair value calculation does not consider the physical side of gas and oil transactions.

Energy Price Risk Management: The Market Resources group held open hedge contracts covering the price exposure for about 45.3 million dth of gas and 464,000 bbls of oil at December 31, 1998, and 45 million dth of natural gas and 167,000 bbls of oil at
December 31, 1997.   The contracts at December 31, 1998 had terms
extending through March 2000, with about 96% of those contracts expiring by the end of 1999. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The Company does not enter into hedging contracts for speculative purposes.

Interest Rate Risk Management: The Market Resources group entered into a three-year interest rate-swap agreement in 1995 covering $25 million notional principal of floating-rate debt. The Market Resources group recognizes interest expense and receives a payment based on LIBOR (5.3125% at December 31, 1998)
in exchange for making a payment at a fixed rate of 5.55%.   The
agreement terminated January 1999.

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


Note 5 - Income Taxes

Details of Questar's income tax expenses and deferred income taxes are provided in the following tables. The components of income taxes were as follows:

                                               Year Ended December 31,
                                            1998        1997        1996
                                                    (In Thousands)
  Federal
    Current                                 $39,454     $36,131     $21,412
    Deferred                                 (7,160)      6,773      18,732
  State
    Current                                   3,918       5,742       4,442
    Deferred                                    346         639       1,273
  Deferred investment tax credits              (387)       (388)       (461)
  Foreign income tax benefits                (7,141)     (3,295)        (36)
                                            $29,030     $45,602     $45,362

The difference between income tax expense reported and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                    Year Ended December 31,
                                            1998        1997        1996
                                                    (In Thousands)
  Income before income taxes               $105,929    $150,397    $143,507

  Federal income taxes at 35%             $  37,075  $   52,639  $   50,227
  State income taxes, net of federal income
    tax benefit                               2,773       4,138       4,160
  Tight-sands gas production credits         (7,953)     (9,319)     (9,491)
  Investment tax credits utilized              (387)       (388)       (461)
  Deferred taxes related to regulated assets
    that were not provided in prior years       922         884         857
  Tax benefits from dividends paid to ESO      (840)       (719)       (601)
  Foreign income tax benefits                (1,061)     (1,340)        (36)
  Other                                      (1,499)       (293)        707
    Income tax expense                      $29,030     $45,602     $45,362
  Effective income tax rate                    27.4%       30.3%       31.6%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                    December 31,
                                                        1998        1997
                                                    (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                        $200,213    $199,888
  Purchased-gas adjustments                                 785      14,155
  Other                                                  24,901      29,275
    Total deferred tax liabilities                      225,899     243,318
Deferred tax assets
  Alternative minimum tax and production credit
    carryforwards                                        12,591      15,133
  Depletion and ITC carryforwards                                     3,661
  Other                                                  16,102      13,367
    Total deferred tax assets                            28,693      32,161
Less a valuation allowance                                            3,661
    Net deferred tax assets                              28,693      28,500
       Net deferred tax liabilities                    $197,206    $214,818

Cash paid for income taxes was $35,036,000 in 1998, $29,653,000 in 1997 and $22,455,000 in 1996.


Note 6 - Litigation and Commitments

Universal Resources, a subsidiary of Market Resources, is a named defendant in a class action lawsuit involving royalty payments in Oklahoma state court. In Bridenstine v. Kaiser-Francis Oil Company, the plaintiffs allege fraud and contract claims and assert damages against all defendants for a 15-year period in excess of $35,000,000 plus punitive damages. The plaintiffs' primary claim alleges that a transportation fee charged against royalty payments was improper or excessive. The claims involve wells connected to an intrastate gathering system that Questar Gas Management, a subsidiary of Market Resources, presently owns and operates. Kaiser-Francis and Universal Resources are the major working interest owners and operators of a majority of the wells connected to this pipeline system.

The Oklahoma Supreme Court has denied defendants' appeal from the trial court's decision to certify the Bridenstine case as a class action. Universal Resources disputes these claims. Management cannot predict the outcome of the lawsuit, but believes it will not have a material effect on results of operations, cash flows or the balance sheet.

Questar Pipeline and some of its affiliates have been named as defendants in a lawsuit filed under the federal false claims act by an individual who is engaged in natural gas production. The case is one of 77 substantially similar cases filed contemporaneously by this producer against pipelines and their respective affiliates, in which the producer alleges mismeasurement of the heat content of natural gas volumes and understatement of the value of gas on which royalty payments are due the federal government. The complaint also claims treble damages and seeks imposition of civil penalties. The producer's complaint does not include a request for any specific monetary damages. Management believes that the producer's allegations and claims against the Company do not have merit. The outcome of the case cannot be predicted at this time.

As a result of acquiring Questar Pipeline's gas purchase contracts in 1994, Questar Gas is responsible for any judgment rendered against Questar Pipeline in a lawsuit that was tried before a Wyoming federal district court jury in 1994. The jury awarded several million dollars to the producer from whom Questar Pipeline purchased gas, however, in a ruling issued June 2, 1998, the trial judge set aside all aspects of the jury's verdict, except for $500,000 related to certain take-or-pay contract
issues.   The producer is pursuing an appeal at the U. S. Court
of Appeals for the 10th Circuit.

There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

Each year, Questar Gas purchases significant quantities of natural gas under numerous gas-purchase contracts with varying terms and conditions. Purchases under these agreements totalled $100,058,000 in 1998, $122,106,000 in 1997 and $67,249,000 in
1996.   Historically, gas-purchase contracts extended over many
years. Current practice, however, sets contract terms for anywhere from one day up to one year. As of February 1, 1998, substantially all long-term contracts had expired.

Questar Energy Trading has reserved certain volumes of pipeline capacity for which it is obligated to pay $3 million annually for the next eight years, whether or not it is able to market the capacity to others.

Questar sold its headquarters building under a sale and lease-back arrangement in 1998. The operating agreement commits the Company to occupy the building for the next 13 years with an option for renewal. The annual lease payment is $3.4 million for the next five years.


Note 7 - Rate Matters

Questar Gas and Questar Pipeline last filed general rate cases in 1995. In its 1995 rate case, Questar Gas was granted a return on rate base between 10.22% and 10.34% in Utah and 10.54% in Wyoming. A rate of return on equity was not specified. Questar Pipeline was granted an 11.75% return on equity in its last FERC rate proceeding. Neither company currently plans to file a general rate case in 1999.

A subsidiary of Questar Pipeline, Questar Southern Trails Pipeline Company, filed an application with the FERC in January 1999 requesting permission to convert a 700-mile crude oil pipeline, extending from New Mexico to Long Beach, California, to carry natural gas. The application also seeks authority to install required compression equipment and to upgrade the system to carry 120 MMdth of gas per day.

Questar Gas routinely files for adjustment of purchased-gas costs with the PSCU and the PSCW on a semiannual basis. Because of lower forecasted gas prices and the fact that prior gas cost increases have been largely recovered, Questar Gas received approval to reduce annual gas costs in rates by $1.1 million in Utah and $356,000 in Wyoming effective July 1, 1998. Also, in January 1999, Questar Gas received approval, pending a final order, to further reduce annual gas costs by $39.3 million in Utah and $801,000 in Wyoming.

In an order issued December 31, 1998, the PSCU rejected the request of the Utah Division of Public Utilities to deny Questar Gas recovery of approximately $7.6 million in costs paid by Questar Gas to Questar Gas Management for field gathering of Questar Gas' system supplies.

In an order issued March 2, 1998, in FERC Docket No. IN97-1, the FERC found that Questar Pipeline was not liable for any refunds related to charges paid by Questar Gas to Questar Pipeline for rendering gathering services from 1988 through 1992. The FERC had investigated whether Questar Pipeline may have violated a provision of the Natural Gas Act and its tariff by charging gathering rates higher than the rates specified in Questar Pipeline's tariff.

In March 1998, the PSCW approved Questar Gas' gas-merchant unbundling proposal that was offered in 1997. Under this plan, a transportation-service option is extended to residential and commercial customers as well as industrial customers each year. Customers choosing transportation service are allowed to secure gas supplies directly from producers and marketers and pay Questar Gas a fee for transportation services. Questar Gas continues to offer a traditional bundled service as well. In 1998, no competitors qualified under the program. Questar expects that the option of unbundled service in Wyoming will not have a material effect on earnings. Questar Gas will maintain its current structure in Utah. As of December 31, 1998, Questar Gas served 21,858 customers in Wyoming, representing 3% of its total customers.


Note 8 - Employee Benefits

Pension Plan: The Company has a defined-benefit pension plan covering the majority of its employees. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations.

Eligible employees in Regulated Services were offered an early-retirement program that was effective July 31, 1998. Enhanced benefits were paid to 178 employees taking advantage of
the offer.   Costs associated with the early-retirement program
are being amortized over a five-year period in accordance with anticipated regulatory treatment.

A summary of pension expense is as follows:

                                                    Year Ended December 31,
                                            1998        1997        1996
                                                    (In Thousands)
Service cost                                 $7,746      $7,226      $7,606
Interest cost                                18,617      18,270      16,829
Expected return on plan assets              (23,016)    (20,970)    (19,059)
Prior service and other costs                   872         678         547
Amortization of early retirement costs          530         651         232
    Pension expense                          $4,749      $5,855      $6,155

Assumptions used to calculate pension costs were as follows:

                                         December 31,
                                            1998        1997        1996
    Discount rate                              6.75%       7.50%       7.00%
    Rate of increase in compensation           5.00%       5.35%       5.35%
    Long-term return on assets                 8.50%       8.50%       8.50%

The status of the pension plan was as follows:

Pension Plan                                            1998        1997
                                                    (In Thousands)
Change in benefit obligation
Projected benefit obligation at January 1,             $269,259    $234,234
Service cost                                              7,746       7,226
Interest cost                                            18,617      18,270
Plan amendments                                           7,022
Actuarial loss                                           15,768      20,339
Benefits paid                                           (11,577)    (10,391)
Early retirement settlements                            (54,036)       (419)
Projected benefit obligation at December 31,            252,799     269,259

Change in plan assets
  Fair value of plan assets at January 1,               284,698     252,071
Actual return on plan assets                             40,347      38,217
Contributions to the plan                                 5,200       5,220
Benefits paid                                           (11,577)    (10,391)
Early retirement settlements                            (54,036)       (419)
  Fair value of plan assets at December 31,             264,632     284,698

Plan assets in excess of
projected benefit obligation                             11,833      15,439
  Unrecognized net actuarial gain                       (18,012)    (13,265)
  Unrecognized prior service cost                        11,482       5,188
  Unrecognized transition obligation                        353         497
  Prepaid pension cost recorded
     in current assets                                   $5,656      $7,859

Postretirement Benefits Other Than Pensions: Generally, postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company is amortizing its transition obligation over a 20-year period, which began in 1992.

Regulated Services accounts for approximately 64% of the postretirement benefit costs. The impact of postretirement benefit costs on Questar's future net income will be mitigated by recovery of these costs from customers. The regulatory agencies allowed Questar Gas and Questar Pipeline to recover future costs if the amounts are funded in external trusts.

A summary of the expense of postretirement benefits other than pensions follows:

                                         Year Ended December 31,
                                            1998        1997        1996
                                         (In Thousands)
Service cost                                 $1,138      $1,075      $1,015
Interest cost                                 4,094       4,050       3,452
Expected return on plan assets               (1,830)     (1,647)     (1,408)
Amortization of transition obligation         1,878       1,971       1,971
Actuarial gain                                              (68)       (138)
   Postretirement benefit expense            $5,280      $5,381      $4,892

Assumptions used to calculate postretirement benefit costs were as follows:

                                         December 31,
                                            1998        1997        1996
Discount rate                                  6.75%        7.5%        7.0%
Long-term return on assets                     8.50%        8.5%        8.5%
Health care inflation rate                    11.00%      11.50%       12.0%
                                         decreasing  decreasing  decreasing
                                         to 5.5% by to 5.5% by  to 5.5% by
                                            2010        2010        2010

A 1% increase in the health care inflation rate would increase the service cost and interest cost by $153,000 and the accumulated postretirement benefit obligation by $2,252,000. A 1% decrease in the health care inflation rate would decrease the service cost and interest cost by $142,000 and the accumulated postretirement benefit obligation by $2,101,000.

The status of the postretirement benefit programs was as follows:

Postretirement Benefits Other Than Pensions

<CAPTIOP>
                                                        1998        1997
                                                    (In Thousands)
Change in benefit obligation
Projected benefit obligation at January 1,              $59,743     $48,424
Service cost                                              1,138       1,075
Interest cost                                             4,094       4,050
Plan amendments                                          (1,409)
Actuarial loss                                            2,435       7,976
Benefits paid                                            (1,756)     (1,782)
Projected benefit obligation at December 31,             64,245      59,743

Change in plan assets
  Fair value of plan assets at January 1,                24,684      20,477
Actual return on plan assets                              4,161       2,919
Contributions to the plan                                 3,756       3,070
Benefits paid                                            (1,756)     (1,782)
  Fair value of plan assets at December 31,              30,845      24,684

Projected benefit obligation
       in excess of plan assets                         (33,400)    (35,059)
  Unrecognized transition obligation                     26,284      29,571
  Unrecognized net gain                                  (3,195)     (3,299)
Accrued postretirement benefit
      liability recorded in current liabilities        ($10,311)    ($8,787)

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar's postemployment liability at December 31 was $2,252,000 in 1998, $2,468,000 in 1997 and $2,412,000 in 1996. The PSCU and
the PSCW have allowed Questar Gas to recover postemployment costs of about $1.1 million, as measured at December 31, 1994, over a 10-year period. The FERC has allowed Questar Pipeline to recover $138,000 per year in 1998, 1997 and 1996 but required that payments be deposited in an external trust.


Note 9 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas' utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas' nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The rate of return is adjusted annually and is currently 13.7%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The rate of return is adjusted annually and is currently 18.7%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

c. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The return allowed Wexpro currently is 21.7%.

e.  Wexpro operates natural-gas properties owned by Questar Gas.
Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This rate of return is currently 13.7%.


Note 10 - Oil and Gas Producing Activities (Unaudited)

The following information discusses Questar's oil and gas producing activities, which are located in the United States and Canada.
Separate disclosures are presented for cost-of-service and noncost-of-service activities.

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

NONCOST-OF-SERVICE ACTIVITIES

Capitalized Costs: The aggregate amounts of costs capitalized for noncost-of-service oil-and-gas producing activities and the related amounts of accumulated depreciation and amortization follow:

                                December 31, 1998
                              United State   Canada      Total
                              (In Thousands)

  Proved properties              $974,768     $49,652  $1,024,420
  Unproved properties              49,724      12,763      62,487
                                1,024,492      62,415   1,086,907
  Accumulated depreciation
     and amortization             538,480      29,163     567,643
                                 $486,012     $33,252    $519,264

                                December 31, 1997
                              United State   Canada      Total
                                          (In Thousands)

  Proved properties              $805,614     $42,882    $848,496
  Unproved properties              19,200      13,390      32,590
                                  824,814      56,272     881,086
  Accumulated depreciation
     and amortization             472,773       9,643     482,416
                                 $352,041     $46,629    $398,670

                                            December 31,
                                  1996
                              United State   Canada      Total
                                          (In Thousands)

  Proved properties              $760,329     $43,721    $804,050
  Unproved properties              16,448       8,351      24,799
                                  776,777      52,072     828,849
  Accumulated depreciation
     and amortization             428,708       1,494     430,202
                                 $348,069     $50,578    $398,647

Full-Cost Amortization: Unproved properties held by Celsius Energy and Universal Resources are excluded from amortization until evaluation. A summary of costs excluded from the amortization pool at December 31, 1998, and the year in which these costs were
incurred are listed below.   Costs excluded from amortization
include $12,763,000 associated with Canadian properties.

                                                               Year Costs Incurred
                                                                               1995 and
                                 Total        1998        1997       1996       Prior
                                                      (In Thousands)
  Leaseholds                      $49,729     $28,873      $5,747    $7,607        $7,502
  Exploration                      12,758       2,930       3,109     1,245         5,474
                                  $62,487     $31,803      $8,856    $8,852       $12,976

Costs Incurred: The following costs were incurred in noncost-of-service oil-and gas-producing activities:

                                          Year Ended December 31,
                                  1998
                              United State   Canada      Total
                              (In Thousands)

  Property acquisition
    Unproved                      $29,367        $145     $29,512
    Proved                        126,723       3,144     129,867
  Exploration                      10,055       1,222      11,277
  Development                      45,497       5,363      50,860
                                 $211,642      $9,874    $221,516

                                          Year Ended December 31,
                                  1997
                              United State   Canada      Total
                                          (In Thousands)

  Property acquisition
    Unproved                       $4,057        $203      $4,260
    Proved                          2,155                   2,155
  Exploration                       9,975       1,198      11,173
  Development                      45,067       4,437      49,504
                                  $61,254      $5,838     $67,092

                                          Year Ended December 31,
                                  1996
                              United State   Canada      Total
                                          (In Thousands)

  Property acquisition
    Unproved                       $1,159      $8,114      $9,273
    Proved                        111,994      42,380     154,374
  Exploration                       3,639         800       4,439
  Development                      13,367         778      14,145
                                 $130,159     $52,072    $182,231

Results of Operations: Following are the results of operations of noncost-of-service oil- and gas-producing activities before corporate overhead and interest expenses. The Company recorded write-downs of oil and gas properties in 1998 and 1997.

                              Year Ended December 31,
                                  1998
                              United State   Canada      Total
                              (In Thousands)
 Revenues
   From unaffiliated customers    $60,092     $10,384     $70,476
   From affiliates                 69,561                  69,561
     Total revenues               129,653      10,384     140,037

 Production expenses               42,739       3,004      45,743
 Oil-income sharing under Wexpro
     settlement agreement           1,053                   1,053
 Depreciation and amortization     50,628       5,275      55,903
 Write-down of oil and gas
     properties                    19,000      15,000      34,000
     Total expenses               113,420      23,279     136,699
                                   16,233     (12,895)      3,338
 Income tax expense
    (benefit) - Note 1                634      (5,300)     (4,666)
    Results of operations
    before corporate overhead
      and interest expenses       $15,599     ($7,595)     $8,004

                                          Year Ended December 31,
                                              1997
                              United State   Canada      Total
                                          (In Thousands)
 Revenues
  From unaffiliated customers     $60,650      $8,694     $69,344
  From affiliates                  76,858                  76,858
      Total revenues              137,508       8,694     146,202

 Production expenses               41,981       2,424      44,405
 Oil-income sharing under Wexpro
      settlement agreement          2,347                   2,347
 Depreciation and amortization     46,372       5,374      51,746
 Write-down of oil and gas
     properties                                 3,000       3,000
     Total expenses                90,700      10,798     101,498
                                   46,808      (2,104)     44,704
 Income tax expense
    (benefit) - Note 1             10,500      (1,729)      8,771
    Results of operations
    before corporate overhead
     and interest expenses        $36,308       ($375)    $35,933

                              Year Ended December 31,
                                  1996
                              United State   Canada      Total
                                          (In Thousands)
 Revenues
   From unaffiliated customers    $77,235      $3,233     $80,468
   From affiliates                 30,814                  30,814
     Total revenues               108,049       3,233     111,282

 Production expenses               33,824         750      34,574
 Oil-income sharing under Wexpro
     settlement agreement           2,768                   2,768
 Depreciation and amortization     40,655       1,526      42,181
      Total expenses               77,247       2,276      79,523
                                   30,802         957      31,759
 Income tax expense
    (benefit) - Note 1              5,349         186       5,535
    Results of operations before
    corporate overhead and
       interest expenses          $25,453        $771     $26,224

Note 1 - Income tax expense has been reduced by gas production tax credits of $5,736,000 in 1998, $6,633,000 in 1997 and $6,245,000 in
1996.

Estimated Quantities of Proved Oil and Gas Reserves for Noncost-of-Service Properties: The majority of the reserve estimates located in the United States were made by Ryder Scott Company, H. J. Gruy and Associates and Netherland, Sewell & Associates, independent reservoir engineers, and the remainder by the Company's reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Jung Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported were located in the United States and Canada. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                          Natural Gas                Oil
                                 United                             United
                                 States      Canada      Total      States      Canada       Total
                              (In Million Cubic Feet)             (In Thousands of Barrels )
Proved Reserves
 Balance at January 1, 1996      258,687                 258,687    12,444                    12,444
  Revisions of estimates          19,219       3,354      22,573     1,286          (774)        512
  Extensions and discoveries       8,331       2,534      10,865       540            84         624
  Purchase of reserves in place  116,855      19,600     136,455     6,816         2,920       9,736
  Sale of reserves in place       (4,014)                 (4,014)      (30)                      (30)
  Production                      (39,506)     (1,013)    (40,519)   (2,399)         (103)     (2,502)
 Balance at December 31, 1996     359,572      24,475     384,047    18,657         2,127      20,784
  Revisions of estimates           11,409      (4,635)      6,774    (1,847)         (316)     (2,163)
  Extensions and discoveries       24,353       4,366      28,719     1,060           898       1,958
  Purchase of reserves in place     8,166                   8,166       351                       351
  Sale of reserves in place        (1,292)                 (1,292)     (450)           (3)       (453)
  Production                      (44,370)     (3,072)    (47,442)   (2,667)         (271)     (2,938)
 Balance at December 31, 1997     357,838      21,134     378,972    15,104         2,435      17,539
  Revisions of estimates              334      (3,568)     (3,234)   (3,199)          238      (2,961)
  Extensions and discoveries       28,688       1,984      30,672       730           261         991
  Purchase of reserves in place   129,207       5,110     134,317     3,720            71       3,791
  Sale of reserves in place          (440)                   (440)      (76)                      (76)
  Production                      (48,584)     (2,725)    (51,309)   (2,490)         (404)     (2,894)
  Balance at December 31, 1998    467,043      21,935     488,978    13,789         2,601      16,390

Proved Developed Reserves
 Balance at January 1, 1996       245,357                 245,357    11,756                    11,756
 Balance at December 31, 1996     299,219      14,683     313,902    16,686         1,880      18,566
 Balance at December 31, 1997     300,859      16,670     317,529    13,209         1,851      15,060
 Balance at December 31, 19 98    412,181      17,835     430,016    12,583         2,281      14,864

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

                                          Year Ended December 31,
                                              1998
                              United State   Canada      Total
                                          (In Thousands)

Future cash inflows            $1,012,259     $66,873  $1,079,132
Future production and
  development costs              (374,046)    (22,784)   (396,830)
Future income tax expenses        (81,076)                (81,076)
Future net cash flows             557,137      44,089     601,226
 10% annual discount for estimated
  timing of net cash flows       (220,117)    (14,809)   (234,926)
Standardized measure of discounted
  future net cash flows          $337,020     $29,280    $366,300

                                          Year Ended December 31,
                                              1997
                              United State   Canada      Total
                                          (In Thousands)

Future cash inflows              $937,059     $68,550  $1,005,609
Future production and
  development costs              (349,624)    (25,066)   (374,690)
Future income tax expenses        (99,107)                (99,107)
Future net cash flows             488,328      43,484     531,812
 10% annual discount for estimated
  timing of net cash flows       (198,070)    (14,885)   (212,955)
Standardized measure of discounted
  future net cash flows          $290,258     $28,599    $318,857

                                          Year Ended December 31,
                                              1996
                              United State   Canada      Total


Future cash inflows            $1,259,525    $123,186  $1,382,711
Future production and
  development costs              (443,074)    (37,445)   (480,519)
Future income tax expenses       (187,263)    (15,857)   (203,120)
Future net cash flows             629,188      69,884     699,072
 10% annual discount for estimated
  timing of net cash flows       (259,602)    (23,188)   (282,790)
Standardized measure of discounted
  future net cash flows          $369,586     $46,696    $416,282

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                     Year Ended December 31,
                                  1998        1997        1996
                                          (In Thousands)

Beginning balance                 $318,857    $416,282    $222,082
  Sales of oil and gas produced,
      net of production costs     (94,294)   (101,797)    (76,708)
 Net changes in prices and
      production costs            (61,660)   (138,678)    168,288
 Extensions and discoveries,
     less related costs            25,787      31,535      16,400
 Revisions of quantity estimates  (14,805)     (4,979)     25,298
 Purchase of reserves in place    129,867       2,155     154,374
 Sale of reserves in place          (540)     (3,606)     (3,045)
 Accretion of discount             31,886      41,629      22,208
 Net change in income taxes        15,727      73,804     (79,386)
 Change in production rate          7,314       5,025     (19,738)
 Other                              8,161      (2,513)    (13,491)
    Net change                     47,443     (97,425)    194,200
Ending balance                   $366,300    $318,857    $416,282

COST-OF-SERVICE ACTIVITIES

Capitalized Costs: Capitalized costs for cost-of-service oil- and gas-producing activities net of the related accumulated depreciation and amortization were as follows:

                                          December 31,
                                  1998        1997        1996
                                          (In Thousands)

  Questar Gas                     $27,739     $32,399     $34,334
  Wexpro                          104,492      87,927      81,229
                                 $132,231    $120,326    $115,563

Costs Incurred: Costs incurred by Wexpro for cost-of-service gas-producing activities were $24,549,000 in 1998, $10,281,000 in 1997 and $3,931,000 in 1996.

Estimated Quantities of Proved Oil and Gas Reserves for
Cost-of-Service Properties: The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved undeveloped reserves that may exist.

                              Natural Gas     Oil
                              (In Million (In Thousands
                              Cubic Feet) of Barrels)
Proved Developed Reserves
  Balance at January 1, 1996      389,440         662
    Revisions of estimates          4,365         (44)
    Extensions and discoveries      2,812           2
    Production                    (36,740)        (56)
  Balance at December 31, 1996    359,877         564
    Revisions of estimates          7,008          41
    Extensions and discoveries      7,439          28
    Production                    (37,454)        (24)
  Balance at December 31, 1997    336,870         609
    Revisions of estimates         15,061         (12)
    Extensions and discoveries     24,987          45
    Production                    (37,138)        (59)
  Balance at December 31, 1998    339,780         583

Note 11 - Quarterly Financial and Stock Price Data (Unaudited)
Following is a summary of quarterly financial and stock price data.

                                               First       Second      Third      Fourth
                                              Quarter     Quarter     Quarter    Quarter      Year
                                                                    (Dollars In Thousands, Except Per Share Amounts)
                    1998
Revenues                                       $300,083    $179,157    $150,282  $276,734    $906,256
Operating income                                 67,056      25,084      18,173    22,468     132,781
Net income                                       40,882      16,196       8,235    11,586      76,899
Basic earnings per common share                    0.50        0.19        0.10      0.14        0.93
Diluted earnings per common share                  0.49        0.19        0.10      0.14        0.93
Dividends per common share                       0.1575       0.165       0.165     0.165      0.6525
Market price per common share
  High                                          22  9/32    22  3/8     19 13/16    20 3/8      22 3/8
  Low                                           20  3/16    18 11/16    15 13/16    17 3/8    15  3/16
  Close                                       $ 20 25/32   $19  5/8    $19  1/4  $19  3/8    $19  3/8
Price-earnings ratio on closing price              16.4        15.1        15.9      20.8         20.8
Annualized dividend yield on closing price          3.2%        3.4%        3.4%      3.4%        3.4%
Market-to-book ratio on closing price              1.94        1.84        1.82      1.82         1.82
Average number of common shares
  traded per day                                    171         165         169       188         173

                    1997
Revenues                                       $358,378    $151,453    $138,632  $287,874    $936,337
Operating income                                 71,922      23,448      20,342    54,443     170,155
Net income                                       40,974      13,607      15,726    34,488     104,795
Basic and diluted earnings per common share        0.50        0.16        0.19      0.42        1.27
Dividends per common share                       0.1525      0.1525      0.1575    0.1575        0.62
Market price per common share
  High                                            20 1/4      21 1/2    21  7/16    22 3/8      22 3/8
  Low                                           17 13/16      17 1/8    19  3/16    18 3/8      17 1/8
  Close                                          $18        $20 3/16    $20 9/32 $22  5/16   $22  5/16
Price-earnings ratio on closing price              14.2        16.3        16.0      17.5         17.5
Annualized dividend yield on closing price          3.4%        3.0%        3.1%      2.8%        2.8%
Market-to-book ratio on closing price              1.84        2.05        2.01      2.17         2.17
Average number of common shares
  traded per day                                    124         182         172       148         157

                    1996
Revenues                                       $225,723    $148,968    $156,469  $286,821    $817,981
Operating income                                 61,061      25,169      23,268    62,125     171,623
Net income                                       34,596      16,068      12,787    34,694      98,145
Basic earnings per common share                    0.42        0.20        0.15      0.43        1.20
Diluted earnings per common share                  0.42        0.19        0.15      0.42        1.19
Dividends per common share                       0.1475      0.1475      0.1475    0.1525       0.595
Market price per common share
  High                                            17 1/4      17 5/8    18 11/16  20 11/16    20 11/16
  Low                                           15  7/16      15 3/4    15 11/16    17 1/8    15  7/16
  Close                                          $16 1/2     $17       $17 11/16   $18 3/8     $18 3/8
Price-earnings ratio on closing price              14.9        15.0        15.5      15.4         15.4
Annualized dividend yield on closing price          3.6%        3.5%        3.3%      3.3%        3.3%
Market-to-book ratio on closing price              1.80        1.85        1.90      1.94         1.94
Average number of common shares
  traded per day                                    142         104         156       139         135


Note 12 - Operations by Line of Business
Following is a summary of operations by line of business for the Year Ended December 31. This summary has been restated from previous years to include another line for Market Resources.

                                                           Regulated Services
                                        Natural   Natural    Other   Corporate   Interco.  Questar
                                Market    Gas       Gas                & Other    Trans-   Consol-
                             Resources   Dist.     Trans.            Operations  actions    idated
                               (In Thousands)
        1998
Revenues
  From unaffiliated customers $382,791  $475,754   $37,156    $2,355     $8,200            $906,256
  From affiliated companies     77,323     1,069    71,401        99     39,707 $(189,599)
                               460,114   476,823   108,557     2,454     47,907  (189,599)  906,256
Operating expenses
  Natural gas and other
    product purchases          232,135   281,004                                 (147,971)  365,168
  Operating and maintenance     75,032    96,923    38,832     3,518     38,628   (40,575)  212,358
  Depreciation and
    amortization                71,377    33,261    13,927        17      6,575             125,157
  Write-down of oil and
    gas properties              34,000                                                       34,000
  Other expenses                26,041     8,185     2,600                1,019    (1,053)   36,792
    Total operating expenses   438,585   419,373    55,359     3,535     46,222  (189,599)  773,475
    Operating income (loss)     21,529    57,450    53,198    (1,081)     1,685             132,781
Interest and other income        3,638     3,566        78       655     22,756   (12,491)   18,202
Income (loss) from
   unconsolidated affiliates      (930)              4,011                 (164)              2,917
Debt expense                   (12,631)  (19,792)  (14,456)     (385)   (13,198)   12,491   (47,971)
Income tax (expense) credit      2,131   (13,816)  (14,940)      339     (2,744)            (29,030)
    Net income (loss)          $13,737   $27,408   $27,891     ($472)    $8,335             $76,899
Identifiable assets           $778,694  $699,727  $556,226    $8,519   $118,115          $2,161,281
Investment in unconsolidated
    affiliates                   3,673              54,712                  253             $58,638
Capital expenditures           254,546    76,328   114,318       493     15,662            $461,347

        1997
Revenues
  From unaffiliated customers $451,233  $445,684   $36,343      $595     $2,482            $936,337
  From affiliated companies     74,584     2,539    69,094       135     36,453 $(182,805)        -
                               525,817   448,223   105,437       730     38,935  (182,805)  936,337
Operating expenses
  Natural gas and other
    product purchases          293,174   248,933                                 (142,166)  399,941
  Operating and maintenance     72,712   101,719    37,334     2,359     29,002   (38,292)  204,834
  Depreciation and
    amortization                67,078    31,160    14,797         9      4,993             118,037
  Write-down of oil and gas
    properties                   6,000                                                        6,000
  Other expenses                27,916     8,174     2,816                  811    (2,347)   37,370
    Total operating expenses   466,880   389,986    54,947     2,368     34,806  (182,805)  766,182
    Operating income (loss)     58,937    58,237    50,490    (1,638)     4,129             170,155
Interest and other income        5,854     3,388     1,323       314     19,488   (10,700)   19,667
Income (loss) from
    unconsolidated affiliate      (288)              4,629                                    4,341
Debt expense                   (10,882)  (19,119)  (13,536)     (186)   (10,743)   10,700   (43,766)
Income tax (expense) credit    (11,522)  (13,492)  (16,338)      567     (4,817)            (45,602)
    Net income (loss)          $42,099   $29,014   $26,568     ($943)    $8,057            $104,795
Identifiable assets           $648,170  $601,720  $410,481    $2,610   $282,036          $1,945,017
Investment in unconsolidated
    affiliates                   2,508              26,977                  467              29,952
Capital expenditures            92,310    65,375    32,596        77     22,439             212,797

    1996
Revenues
  From unaffiliated customers $408,202  $368,905   $38,837        $3     $2,034            $817,981
  From affiliated companies     75,878     3,023    65,341               29,723 $(173,965)
                               484,080   371,928   104,178         3     31,757  (173,965)  817,981
Operating expenses
  Natural gas and other
      product purchases        272,610   182,400                                 (140,739)  314,271
  Operating and maintenance     66,301    97,110    39,959       514     22,963   (30,458)  196,389
  Depreciation and
    amortization                58,679    28,309    14,206         2      4,013             105,209
  Other expenses                21,802     8,071     2,519                  865    (2,768)   30,489
    Total operating expenses   419,392   315,890    56,684       516     27,841  (173,965)  646,358
    Operating income (loss)     64,688    56,038    47,494      (513)     3,916             171,623
Interest and other income         (600)    3,033     1,798               15,447    (7,638)   12,040
Income from
    unconsolidated affiliate       745                 182                                      927
Debt expense                    (8,699)  (16,637)  (13,416)       (6)    (9,963)    7,638   (41,083)
Income tax (expense) credit    (13,687)  (13,446)  (13,415)      197     (5,011)            (45,362)
    Net income (loss)          $42,447   $28,988   $22,643     ($322)    $4,389             $98,145
Identifiable assets           $667,949  $554,476  $396,019      $272   $197,509          $1,816,225
Investment in unconsolidated
    affiliates                  $4,378    14,347                            467              19,192
Capital expenditures           191,788    51,657    23,808         4     24,578             291,835

Market Resources revenues and operating expenses in 1997 have been increased by $3,063,000 to conform with the 1998 presentations.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1999.

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


  /s/ R. D. Cash              Chairman, President and Chief
 R. D. Cash                   Executive Officer (Principal
                              Executive Officer)


  /s/ S. E. Parks             Vice President, Treasurer and Chief
 S. E. Parks                  Financial Officer (Principal Financial
                              and Accounting Officer)

*R. D. Cash                   Director
*Patrick J. Early             Director
*U. Edwin Garrison            Director
*W. W. Hawkins                Director
*Robert E. Kadlec             Director
*Marilyn S. Kite              Director
*Dixie L. Leavitt             Director
*Gary G. Michael              Director
*G. L. Nordloh                Director
*Scott S. Parker              Director
*D. N. Rose                   Director
*Harris H. Simmons            Director



March 25, 1999                *By /s/ R. D. Cash
      Date                         R. D. Cash, Attorney in Fact


                           EXHIBIT INDEX

Exhibit
Number    Exhibit

 2.* Plan and Agreement of Merger dated as of December 16, 1986, by and among the Company, Questar Systems Corporation, and Questar E&P Corporation. (Exhibit No. (2) to Current Report on Form 8-K dated December 16, 1986.)

 3.1.* Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)

 3.2.*    Bylaws (as amended effective August 11, 1998).  (Exhibit No.
          3.2. to Form 10-Q Report for Quarter ended June 30, 1998.)

 4.3.*1 Rights Agreement dated as of February 13, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C.
          pertaining to the Company's Shareholder Rights Plan.
          (Exhibit No. 4. to Current Report on Form 8-K dated February
          13, 1996.)

 10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

 10.2.*2 Questar Corporation Annual Management Incentive Plan, as amended and restated effective May 19, 1998. (Exhibit No.
          10.1. to Form 10-Q Report Quarter ended June 30, 1998.)

 10.3.*2 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No.
          10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.4.*2 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 10, 1998. (Exhibit No. 10.4. to Form 10-K Annual Report for 1997.)

 10.5.*2 Questar Corporation Executive Severance Compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.3. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.6.*2  Questar Corporation Deferred Compensation Plan for
          Directors, as amended and restated effective May 19, 1998. (Exhibit No. 10.5. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.7.*2 Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective June 1, 1998. (Exhibit No. 10.6. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.8.*2 Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.)

 10.9.*2 Form of Individual Indemnification Agreement dated February 9, 1993 between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

 10.10.*2 Questar Corporation Deferred Share Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.7. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.11.*2 Questar Corporation Deferred Compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.12.* Agreement and Plan of Reorganization dated April 29, 1994, by and between Nextel Communications, Inc.; Questar
          Corporation; Advance MobilComm, Inc.; Robert C. Mearns and Francis G. Fuson. (Exhibit No. 10.14. to Form 10-Q Report for Quarter ended June 30, 1994.)

 10.13.*2 Questar Corporation Directors' Stock Plan as approved May
          21, 1996.  (Exhibit No. 10.15. to Form 10-Q Report for
          Quarter ended June 30, 1996.)

 10.14.*2 Questar Corporation Deferred Share Make-Up Plan.  (Exhibit
          No. 10.8. to Form 10-Q Report for Quarter Ended June 30,
          1998.)

 10.15.*2 Questar Corporation Special Situation Retirement Plan.
          (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 21.      Subsidiary Information.

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

     1The name of the Rights Agent has been changed to ChaseMellon Shareholder Services, L.L.C.

     2Exhibit so marked is management contract or compensation plan or arrangement.

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1998.