Form 10-Q
period 1999-03-31
QUESTAR CORP
filed 1999-05-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1999

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

                Class            Outstanding as of April 30, 1999
Common Stock, without par value          82,624,252 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                            3 Months Ended        12 Months Ended
                                             March 31,             March 31,
                                               1999       1998       1999       1998
                                            (In Thousands, Except Per Share Amounts)
REVENUES                                      $277,814   $300,083   $883,987   $878,042

OPERATING EXPENSES
  Natural gas and other product purchases      116,005    142,042    339,131    352,551
  Operating and maintenance                     52,405     50,902    213,861    201,658
  Depreciation and amortization                 33,632     30,072    128,717    118,265
  Write-down of oil and gas properties                                34,000      6,000
  Other taxes                                    8,410     10,011     35,191     34,279

    TOTAL OPERATING EXPENSES                   210,452    233,027    750,900    712,753

    OPERATING INCOME                            67,362     67,056    133,087    165,289

INTEREST AND OTHER INCOME                       12,068      6,328     23,942     24,383

EARNINGS FROM UNCONSOLIDATED
    AFFILIATES                                   1,460        352      4,025      4,457

DEBT EXPENSE                                   (12,971)   (11,514)   (49,428)   (44,393)

   INCOME BEFORE INCOME TAXES                   67,919     62,222    111,626    149,736

INCOME TAXES                                    24,555     21,340     32,245     45,033

           NET INCOME                          $43,364    $40,882    $79,381   $104,703

EARNINGS PER COMMON SHARE
     Basic                                       $0.52      $0.50      $0.95      $1.27
     Diluted                                      0.52       0.49       0.95       1.26

Average common shares outstanding
     Basic                                      82,655     82,208     82,605     82,206
     Diluted                                    82,772     82,867     82,921     82,781

Dividends per common share                      $0.165    $0.1575      $0.66     $0.625

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                             March 31,              December 31,
                                                1999        1998        1998
                                                        (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                $3,240                 $17,489
  Accounts receivable                           148,409    $166,203     177,630
  Inventories                                    21,649      13,617      37,817
  Purchased-gas adjustments                                   5,587       2,067
  Other current assets                           10,097      12,249      11,864
    Total current assets                        183,395     197,656     246,867

Property, plant and equipment                 3,121,559   2,765,272   3,104,522
Less allowances for depreciation and
  amortization                                1,390,608   1,240,173   1,356,881
    Net property, plant and equipment         1,730,951   1,525,099   1,747,641

Securities available for sale,
     approximates fair value                     75,392      66,182      56,910
Investment in unconsolidated affiliates          61,880      32,729      58,638
Other assets                                     45,058      42,236      51,225

                                             $2,096,676  $1,863,902  $2,161,281

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
     cash balances                                           $1,216
  Short-term loans                             $127,000      27,000    $221,100
  Accounts payable and accrued expenses         181,124     166,898     209,756
  Purchased-gas adjustments                      12,598
  Current portion of long-term debt               6,006       6,096       6,006
    Total current liabilities                   326,728     201,210     436,862

Long-term debt, less current portion            614,168     542,683     615,770
Other liabilities                                27,666      26,162      27,450
Deferred income taxes and investment
  tax credits                                   205,562     211,622     203,241

Common shareholders' equity
  Common stock                                  300,508     292,405     298,888
  Retained earnings                             594,705     569,644     564,958
  Other comprehensive income                     31,294      30,349      18,067
  Note receivable from ESOP                      (3,955)    (10,173)     (3,955)
    Total common shareholders' equity           922,552     882,225     877,958

                                             $2,096,676  $1,863,902  $2,161,281

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        3 Months Ended
                                                         March 31,
                                                            1999        1998
                                                        (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $43,364     $40,882
  Depreciation and amortization                              34,958      31,507
  Deferred income taxes and
    investment tax credits                                   (5,955)    (14,198)
  Income from unconsolidated affiliates, net
     of cash distributions                                     (557)       (277)
  Gain from the sales of securities                          (9,391)     (4,083)
                                                             62,419      53,831
  Changes in operating assets and liabilities                39,437      65,584
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                             101,856     119,415

INVESTING ACTIVITIES
  Capital expenditures
    Purchase of property, plant and equipment               (22,258)    (30,614)
    Other investments                                        (3,707)     (3,023)
      Total capital expenditures                            (25,965)    (33,637)
  Proceeds from disposition of property,
    plant and equipment                                       4,734       5,324
  Proceeds from the sales of securities                      13,569       5,800
      NET CASH USED IN INVESTING
        ACTIVITIES                                           (7,662)    (22,513)

FINANCING ACTIVITIES
  Issuance of common stock                                    1,847       1,611
  Common stock repurchased                                     (227)       (528)
  Issuance of long-term debt                                  3,640       1,000
  Repayment of long-term debt                                (5,986)       (371)
  Decrease in short-term loans                              (94,100)   (104,200)
  Checks outstanding in excess of cash balances                           1,216
  Payment of dividends                                      (13,636)    (12,950)
  Other                                                          19          49
      NET CASH USED IN FINANCING
        ACTIVITIES                                         (108,443)   (114,173)
      DECREASE IN CASH AND
        SHORT-TERM INVESTMENTS                             ($14,249)   ($17,271)

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2 - Comprehensive Income

Comprehensive income is defined as any nonowner change in common equity. Generally, comprehensive income includes earnings reported on the income statement plus changes in common equity formerly reported on the balance sheet only. Questar's other comprehensive income, which are noncash transactions, includes changes in the market value of the investments in securities available for sale and foreign currency translation adjustments.

                                            3 Months Ended
                                             March 31,
                                                1999        1998
                                            (In thousands)
Comprehensive Income:

Net income                                      $43,364     $40,882
Other comprehensive income
   Unrealized gain on securities
      available for sale                         21,636      11,974
   Foreign currency translation adjustments         (76)        (16)
      Other comprehensive income before
          income taxes                           21,560      11,958
      Income taxes on other
          comprehensive income                    8,240       4,575

         Other comprehensive income after
           income taxes                          13,320       7,383

         Total comprehensive income             $56,684     $48,265

Note 3 - Operations by Line of Business

                                            3 Months Ended          12 Months Ended
                                             March 31,               March 31,
                                                1999        1998        1999        1998
                                            (In Thousands, Except Per Share Amounts)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Market Resources                              $94,643     $98,126    $379,308    $374,843
  Regulated Services
     Natural gas distribution                   172,093     191,789     456,058     463,251
     Natural gas transmission                     9,021       9,065      37,112      36,277
     Other                                          549         436       2,468       1,009
        Total Regulated Services                181,663     201,290     495,638     500,537
  Other operations                                1,508         667       9,041       2,662
                                               $277,814    $300,083    $883,987    $878,042

REVENUES FROM AFFILIATES
  Market Resources                              $21,203     $16,868     $81,658     $63,678
  Regulated Services
     Natural gas distribution                       209                   1,278       1,448
     Natural gas transmission                    18,145      18,184      71,362      69,688
     Other                                           28          20         107         114
  Other operations                               12,435      10,561      41,851      38,886
                                                $52,020     $45,633    $196,256    $173,814

OPERATING INCOME (LOSS)
  Market Resources                              $14,343     $14,355     $21,517     $55,570
  Regulated Services
     Natural gas distribution                    37,807      38,211      57,046      56,426
     Natural gas transmission                    13,064      12,806      53,456      49,831
     Other                                          (68)       (216)       (933)     (1,665)
        Total Regulated Services                 50,803      50,801     109,569     104,592
  Other operations                                2,216       1,900       2,001       5,127
         OPERATING INCOME                       $67,362     $67,056    $133,087    $165,289

NET INCOME (LOSS)
  Market Resources                               $8,253     $10,019     $11,971     $40,315
  Regulated Services
     Natural gas distribution                    20,258      20,714      26,952      27,419
     Natural gas transmission                     6,962       6,554      28,299      26,800
     Other                                                      (96)       (376)       (917)
        Total Regulated Services                 27,220      27,172      54,875      53,302
  Other operations                                7,891       3,691      12,535      11,086
          NET INCOME                            $43,364     $40,882     $79,381    $104,703

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
March 31, 1999
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production, Celsius Energy Resources Ltd., Wexpro, Questar Gas Management and Questar Energy Trading, collectively, (Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Celsius Energy Co. and Universal Resources Corp. were combined effective April 1, 1999 and named Questar Exploration and Production Company. Following is a summary of Market Resources' financial results and operating information.

                                     3 Months Ended      12 Months Ended
                                      March 31            March 31
                                        1999      1998      1999      1998
                                     (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers        $94,643   $98,126  $379,308  $374,843
    From affiliated companies           21,203    16,868    81,658    63,678
      Total revenues                  $115,846  $114,994  $460,966  $438,521
  Operating income                     $14,343   $14,355   $21,517   $55,570
  Net income                             8,253    10,019    11,971    40,315

OPERATING STATISTICS
  Production volumes
    Natural gas (in million
      cubic feet)                       15,048    12,094    54,263    47,762
    Oil and natural gas liquids
      (in thousands of barrels)            747       654     2,987     2,826
  Production revenue
    Natural gas (per thousand
      cubic feet)                        $1.86     $1.96     $1.89     $1.88
    Oil and natural gas liquids
      (per barrel)                      $10.65    $14.51    $11.78    $16.83

  Marketing volumes in energy
    equivalent decatherms (in MDths)    34,159    28,343   119,329   125,496

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers          20,291    18,523    74,676    61,790
    For Questar Gas                      8,237     8,551    29,579    27,771
    For other affiliated customers       4,559     4,269    18,010    17,775
      Total gathering                   33,087    31,343   122,265   107,336

   Gathering revenue (per decatherm)     $0.16     $0.16     $0.16     $0.19

Revenues from Market Resource operations increased slightly in the first quarter of 1999 when compared with the first quarter of 1998. Increases from natural gas production and revenues from operating cost-of-service gas wells were reduced by the effect of lower prices for oil and natural gas liquids (NGL), energy-marketing volumes sold and processing plant revenues.

Production of natural gas was 24% higher in the first quarter of 1999 as a result of reserve acquisitions in 1998 and development of producing properties in the U. S. Midcontinent region. Higher production more than offset the effect of 5% lower gas prices. Production of oil and NGL also was higher in the first quarter of 1999, but the 14% increase was overcome by prices that averaged 27% less than the prior year. The average selling price of oil has since improved. Questar Exploration and Production has an active drilling program planned in the Rocky Mountains and Midcontinent for 1999 to further enhance future production.

Market Resources uses hedging to secure commodity prices. At present, approximately 66% of its gas production from April to July is hedged at a price of about $2.02 per Mcf, net back to the well. From August through the end of 1999, the hedges decline to an average of 45% of production with prices ranging between $1.87 and $1.92 per Mcf, net back to the well. Approximately 57% of oil production, excluding oil produced by Wexpro, is hedged at $14.55 per bbl, net back to the well, from April through the end of 1999.

Wexpro Co., which manages and develops cost-of-service gas reserves for Questar Gas, reported a 27% increase in earnings in the first quarter. Wexpro benefited from an increase in investment base in 1998.

Lower oil and NGL prices resulted in reduced margins generated by processing plants in the first quarter of 1999. Under utilization of contracted transportation capacity reduced marketing margins in the first quarter of 1999. Marketing volumes, on an energy equivalent basis, were 21% higher in the first quarter of 1999 compared to the prior year.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      12 Months Ended
                                     March 31,           March 31,
                                        1999      1998      1999      1998
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $172,093  $191,789  $456,058  $463,251
    From affiliates                        209               1,278     1,448
      Total revenues                   172,302   191,789   457,336   464,699
  Natural gas purchases                 98,722   118,098   261,628   269,820
      Revenues less natural gas
       purchases                       $73,580   $73,691  $195,708  $194,879
  Operating income                     $37,807   $38,211   $57,046   $56,426
  Net income                            20,258    20,714    26,952    27,419

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    32,425    34,314    81,342    83,656
    Industrial sales                     2,940     2,830     9,791     9,451
    Transportation for industrial
      customers                         13,351    14,832    53,980    53,193
      Total deliveries                  48,716    51,976   145,113   146,300
  Natural gas revenue (per decatherm)
    Residential and commercial           $4.87     $5.20     $4.98     $4.96
    Industrial sales                      3.01      3.10      3.02      2.79
    Transportation for industrial
      customers                           0.13      0.11      0.13      0.12
  Heating degree days
    Actual                               2,296     2,392     5,366     5,402
    Normal                               2,743     2,743     5,801     5,801
       Warmer than normal                   16%       13%        7%        7%
  Number of customers at March 31,
    Residential and commercial         666,301   643,891
    Industrial                           1,329     1,242
        Total                          667,630   645,133

Revenues less natural gas purchases, or the margin, was unchanged in the first quarter of 1999 compared with the first quarter of 1998. The additional margin resulting from adding customers was offset by lower usage per customer and the expiration of a surcharge for extending service into southern Utah in 1988. Temperatures, as measured in degree days, were warmer than normal in all periods presented. Questar Gas' rates include a weather-normalization adjustment that reduces the revenue impact of weather fluctuations.

The number of customers served by Questar Gas grew by 22,497 or 3.5% from a year ago to 667,630 at March 31, 1999. Customer additions in 1999 are expected to reach 20,000 or 21,000.

Volumes delivered to industrial customers decreased 8% in the first quarter of 1999 when compared with the same period of 1998 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers and therefore, the reduced volumes did not have a significant effect on the margin earned.

Questar Gas' natural gas purchases decreased in the 1999 periods presented primarily as a result of lower gas costs. Commodity or gas costs in Utah rates decreased from $2.27 per decatherm in the first quarter of 1998 to $1.72 per decatherm in the first quarter of 1999. The reduction reflects lower prices paid to producers. Questar Gas files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Questar Gas filed an application on November 25, 1998 with the Public Service Commission of Utah (PSCU) to recover the costs associated with a contract for the removal of carbon dioxide from the gas stream. The contract covers the costs of a new plant being
constructed and operated by an affiliate of Questar Gas.  The
Division of Public Utilities and the Committee of Consumer Services have filed testimony questioning the Company's decision to enter into the contract and opposing pass-through rate coverage for the costs
under the contract.   Both agencies have filed a motion for summary
judgement with the PSCU. Hearings on the issues are scheduled for June 1999. The contract's annual cost of service ranges between $7.5 - $8.5 million.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      12 Months Ended
                                     March 31,           March 31,
                                        1999      1998      1999      1998
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers           $9,021    $9,065   $37,112   $36,277
  From affiliates                       18,145    18,184    71,362    69,688
    Total revenues                     $27,166   $27,249  $108,474  $105,965
Operating income                       $13,064   $12,806   $53,456   $49,831
Net income                               6,962     6,554    28,299    26,800

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          25,946    32,778   113,915   115,690
    For Questar Gas                     35,635    38,331   104,805   106,378
    For other affiliated customers       3,380     4,858    25,400    35,839
      Total transportation              64,961    75,967   244,120   257,907

   Transportation revenue (per
     decatherm)                          $0.27     $0.24     $0.29     $0.27

Net income increased 6% in 1999 compared with the first quarter and 12-month period of 1998. Questar Pipeline benefited from higher storage revenues, lower operating expenses and higher earnings from unconsolidated affiliates.

Storage revenues were higher in the 3- and 12-month periods of 1999 due primarily to increased firm-storage reservation charges because of the expansion of the Clay Basin storage complex in the first half of 1998. However, the full impact was offset in the first quarter of 1999 by lower firm-transportation revenues. Average daily demand in the first quarter of 1999 was 84,000 decatherms or 7% lower as a result of the expiration of several firm-transportation contracts.

Questar Pipeline amended its transportation agreement with Questar Gas extending the term of the agreement for three years to June 2002. The terms of the amended contract are identical to the former agreement with the exception of the expiration date. Prior to the amendment, the agreement was scheduled to expire in June of 1999.

Earnings from unconsolidated affiliates in the 1999 periods include the Company's share of income reported by TransColorado Gas Transmission Co. The noncash earnings are the result of capitalizing interest and equity costs (AFUDC) associated with the construction of the TransColorado Pipeline. AFUDC amounted to $1,265,000 in the first quarter of 1999 compared with $318,000 in the corresponding 1998 period. Phase II of the TransColorado Pipeline was placed in service March 31, 1999, with the pipeline currently flowing approximately 85 MMcf of gas per day at a discounted rate. With the completion of construction of Phase II, Questar Pipeline will complete its acquisition of the smaller Phase I. Phase I has been in service since December 1996 and is fully subscribed.

Consolidated Results of Operations

Consolidated revenues were 7% lower in the first quarter of 1999 when compared with the first quarter of 1998 due primarily to reduced
rates for gas-distribution customers.   The lower rates reflect a
reduction of the gas-cost component collected from gas-distribution customers. Lower oil, NGL and gas prices also contributed to the decline in revenues in the first quarter partially offset by higher gas production.

An 18% drop in natural gas and other product purchases reflects a lower gas costs allowed in distribution rates and lower sales distribution volumes in the first quarter of 1999. The rate declined from $2.27 per decatherm in 1998 to $1.72 per decatherm in 1999.

Operating and maintenance (O & M) expenses increased $1,503,000 or 3% in the first quarter of 1999 compared with the first quarter of 1998. O & M expenses increased primarily as a result of adding gas and oil properties through acquisitions, adding gas-distribution customers and incurring data processing and communications related costs for such programs as Year 2000 compliance. The increases more than offset the effect of lower labor costs resulting from an early retirement program at Regulated Services effective August 1998.

Depreciation expenses were higher in the first quarter of 1999 when compared to the 1998 first quarter because of increased investment in property, plant and equipment and increased gas and oil production. The full-cost amortization rate for combined U.S. and Canadian operations was $.83 per equivalent Mcf for the first quarter of 1999 and $.84 in 1998.

Other taxes, primarily production and property taxes, were lower in the first quarter of 1999 resulting from lower oil and gas prices.

Interest and other income was 91% higher in the first quarter of 1999 compared with the prior year primarily due to increased selling prices and the number of shares of Nextel Communications sold. Questar sold 392,469 shares in the 1999 period and realized a pretax gain of $9.4 million compared with 190,000 shares and a pretax gain of $4.1 million a year earlier. The sales resulted in after-tax gains of $5.7 million or $.07 per share in 1999 and $2.4 million and $.03 per share in 1998. Management continues to sell shares of Nextel into the second quarter of 1999 because of the attractive price. Questar currently holds 1.3 million shares.

Debt expense was 13% higher in the first quarter of 1999 as a result of increased borrowings in the second half of 1998 to fund capital projects. Market Resources completed acquisitions of gas and oil properties and Questar Pipeline completed an acquisition of a former oil pipeline in the second half of 1998.

The effective income tax rate for the first quarter was 36.2% in 1999 and 34.3% in 1998. The Company recognized $1,810,000 of production-related tax credits in the 1999 period and $2,048,000 in the 1998 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $101,856,000 for the first quarter of 1999 was $17,559,000 less than was generated in the same period of 1998. The decrease in cash flow resulted primarily from timing differences in the collection of gas costs by gas-distribution operations and payment on accounts to vendors.

Investing Activities

Capital expenditures amounted to $25,965,000 in the first quarter of 1999 compared with $33,637,000 reported for the same period a year ago. A comparison of capital expenditures for the first quarter of 1999 and 1998 plus an estimate for calendar year 1999 is below.

                                                          Estimate
                                       Actual            12 Months
                                     3 Months Ended        Ended
                                     March 31,           Dec. 31,
                                        1999      1998      1999
                                               (In Thousands)
Market Resources                       $14,113   $16,923  $353,600
Regulated Services
    Natural gas distribution and othe    5,109     9,514    60,000
    Natural gas transmission             4,880     5,084    89,100
    Other                                   39        13     3,800
          Total Regulated Services      10,028    14,611   152,900
Other operations                         1,824     2,103    39,000
                                       $25,965   $33,637  $545,500

Financing Activities

Cash flow generated in the first quarter of 1999 allowed the Company to reduce short-term borrowings by $94.1 million and long-term borrowings, net of increases, by $2.3 million, to fund capital expenditures and to pay cash dividends. The Company intends to finance 1999 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt. If the Company completes a large gas and oil reserve acquisition, it may issue equity to pay for a portion of the transaction.

Short-term borrowings amounted to $127 million of commercial paper at March 31, 1999 and $27 million at March 31, 1998. The Company has short-term bank lines of credit, which serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity as of April 1, 1999 is $235 million. Borrowing capacity was previously $275 million to accommodate interim financing needs in the second half 1998. The Market Resources' group entered into a senior credit facility having a $250 million capacity with a syndication of banks in April of 1999. Market Resources had borrowed $188.7 million as of April 30, 1999.

The Company annouced plans in April 1999 to repurchase up to $50 million worth of its shares over the next two years. The Company intends to use the proceeds from the sales of Nextel shares to fund a portion of the repurchases. Through the end of April, $2 million was spent to repurchase 121,000 shares.

Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team has identified 59 projects that are in varying stages of remediation and the scope includes Questar and its affiliated companies. The projects fit into the general classifications of application software, infrastructure, non-information technology equipment and critical third-party associations. Questar estimates that Y2K costs will be $5.1 million and expects to be Y2K compliant before the end of 1999. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversly affect the Company's results of operations, liquidity and financial condition.

The infrastructure section of the plan addresses hardware and systems software other than applications software. Currently, there are 19 projects identified: 1 in start-up, 8 in assessment, 6 in remediation, 0 in testing and 4 completed and deemed to be Y2K ready.

The applications software section addresses either the conversion or replacement of applications software that is not Y2K compliant. Currently, there are 39 projects in this section: 10 in start-up, 7 in assesssment, 4 in remediation, 4 in testing and 14 completed and deemed to be Y2K compliant.

Non-information technology equipment is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. Because this section has unique charateristics and is large, the Company has employed the services of a consultant to assist in the effort. The project is in the assessment phase and is expected to be completed by year-end 1999.

Inquiries of critical third parties have been taking place with more contacts scheduled. Contacting parties is scheduled to be completed by mid-year. Contingency plans for dealing with third-party issues will be developed by the end of 1999.

The complete text of Questar's Y2K disclosure can be viewed in Form 10-K for December 31, 1998, filed with the Securities and Exchange Commission.

Forward-Looking Statements

This 10-Q contains forward-looking statements about future operations, capital spending, regulatory matters and expectations of Questar. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in: general economic conditions, gas and oil prices and supplies, competition, regulatory issues, weather conditions, availability of gas and oil properties for sale and other factors beyond the control of the Company. These other factors include the rate of inflation, the adverse effects of failure to achieve Y2K compliance, quoted price of securities available for sale and adverse changes in the business or financial condition of the Company.

These factors are not necessarily all of the important factors that could cause actual results to differ significantly from those expressed in any forward-looking statements. Other unknown or unpredictable factors could also have a significant adverse effect on future results. The Company does not undertake an obligation to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.


                              PART II
                         OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Department of Justice (Department) has determined not to intervene and assume prosecution of the case against Questar Corporation (Questar or the Company) and some of its affiliates filed by a producer under the federal False Claims Act. This case, which is substantially similar to 75 other cases filed against pipelines and their affiliates, is pending in the United States District Court for the District of Colorado. In response to the Department's decision, the court has lifted the seal and directed the producer to serve the complaint.

     Although the Company has not been formally served with the complaint, it received a copy from the Department in August of 1998. The complaint alleges that the defendants mismeasured the heating content of natural gas volumes and understated the value of gas on which royalty payments are due the federal government. It also claims treble damages and seeks imposition of civil penalties, but does not include a request for any specific monetary damages.

     The Company and its affiliates have been involved with the producer in other litigation and currently plan to actively contest the newest round of allegations and claims.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR CORPORATION
                                   (Registrant)



May 13, 1999                        /s/R. D. Cash
  (Date)                            R. D. Cash
                                    Chairman of the Board, President
                                    and Chief Executive Officer



May 13, 1999                        /s/ S. E. Parks
  (Date)                            S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer