Form 10-Q
period 1999-06-30
QUESTAR CORP
filed 1999-08-13
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1999

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


P.O. Box 45433, 180 East 100 South, Salt Lake City, Utah84145-0433
(Address of principal executive offices)               (Zip Code)


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

                Class             Outstanding as of July 31, 1999
Common Stock, without par value          82,699,909 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                        3 Months Ended        6 Months Ended        12 Months Ended
                                         June 30,              June 30,               June 30,
                                           1999       1998       1999       1998        1999        1998
                                        (In Thousands, Except Per Share Amounts)
REVENUES                                 $ 177,858  $ 179,157  $ 455,672  $ 479,240  $  882,688  $  905,746

OPERATING EXPENSES
  Natural gas and other
    product purchases                       55,030     60,250    171,035    202,292     333,911     375,253
  Operating and maintenance                 51,077     53,529    103,482    104,431     211,409     203,838
  Depreciation and amortization             33,570     28,337     67,202     58,409     133,950     116,928
  Write-down of oil and gas properties                                                   34,000       6,000
  Other taxes                                7,632     11,957     16,042     21,968      30,866      36,802

    TOTAL OPERATING EXPENSES               147,309    154,073    357,761    387,100     744,136     738,821

    OPERATING INCOME                        30,549     25,084     97,911     92,140     138,552     166,925

INTEREST AND OTHER INCOME                   16,428      7,449     28,496     13,777      32,921      26,950

EARNINGS (LOSS) FROM
    UNCONSOLIDATED AFFILIATES               (1,586)       288       (126)       640       2,151       4,816

DEBT EXPENSE                               (12,428)   (10,946)   (25,399)   (22,460)    (50,910)    (44,740)

   INCOME BEFORE INCOME TAXES               32,963     21,875    100,882     84,097     122,714     153,951

INCOME TAXES                                 9,893      5,679     34,448     27,019      36,459      46,659

           NET INCOME                    $  23,070  $  16,196  $  66,434  $  57,078  $   86,255  $  107,292


EARNINGS PER COMMON SHARE
     Basic and diluted                   $    0.28  $    0.19  $    0.80  $    0.69  $     1.04  $     1.30

Average common shares outstanding
     Basic                                  82,678     82,308     82,660     82,255      82,665      82,230
     Diluted                                82,870     82,864     82,814     82,863      82,890      82,830

Dividends per common share               $   0.165  $   0.165  $    0.33  $  0.3225  $     0.66  $   0.6375

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30,            December 31,
                                       1999        1998        1998
                                         (Unaudited)
                                               (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                           $   17,489
  Accounts receivable               $  109,479  $  104,080     177,630
  Inventories                           23,262      22,650      37,817
  Purchased-gas adjustments                         12,506       2,067
  Other current assets                   8,962      11,195      11,864
    Total current assets               141,703     150,431     246,867

Property, plant and equipment        3,178,668   2,810,468   3,104,522
Less allowances for depreciation
  and amortization                   1,424,361   1,265,470   1,356,881
 Net property, plant and equipment   1,754,307   1,544,998   1,747,641

Securities available for sale,
     approximates fair value            80,032      55,949      56,910
Investment in unconsolidated
     affiliates                         70,877      44,031      58,638
Other assets                            50,158      47,702      51,225

                                    $2,097,077  $1,843,111  $2,161,281

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
     cash balances                  $    1,629  $    7,274
  Short-term loans                     112,100      77,600  $  221,100
  Accounts payable and accrued
     expenses                          139,711     132,477     209,756
  Purchased-gas adjustments              1,453
  Current portion of long-term debt      6,006       6,096       6,006
    Total current liabilities          260,899     223,447     436,862

Long-term debt, less current
    portion                            656,189     503,644     615,770
Other liabilities                       27,275      27,960      27,450
Deferred income taxes and investment
  tax credits                          216,069     210,859     203,241
Common shareholders' equity
  Common stock                         302,521     294,530     298,888
  Retained earnings                    601,921     572,303     564,958
  Other comprehensive income            36,158      20,541      18,067
  Note receivable from ESOP             (3,955)    (10,173)     (3,955)
    Total common
      shareholders' equity             936,645     877,201     877,958

                                    $2,097,077  $1,843,111  $2,161,281

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               6 Months Ended
                                                 June 30,
                                                   1999        1998
                                               (In Thousands)
OPERATING ACTIVITIES
  Net income                                    $   66,434  $   57,078
  Depreciation and amortization                     70,525      60,218
  Deferred income taxes and
    investment tax credits                           1,426     (11,047)
  (Earnings) losses from unconsolidated
     affiliates, net of cash distributions           1,337        (505)
  Gain from the sales of securities                (19,780)     (4,083)
  Gain from the conversion of ownership
    interest in Nextlink affiliate                              (3,536)
                                                   119,942      98,125

  Changes in operating assets and liabilities       21,281      76,686
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                    141,223     174,811

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                  (79,884)    (76,447)
    Other investments                              (16,332)    (17,074)
      Total capital expenditures                   (96,216)    (93,521)
  Proceeds from disposition of property,
    plant and equipment                              4,923       2,263
  Proceeds from the sales of securities             27,466       5,800
      NET CASH USED IN INVESTING
        ACTIVITIES                                 (63,827)    (85,458)

FINANCING ACTIVITIES
  Issuance of common stock                           3,629       3,792
  Common stock repurchased                          (2,235)       (584)
  Issuance of long-term debt                       174,327       1,300
  Repayment of long-term debt                     (136,002)    (38,368)
  Decrease in short-term loans                    (109,000)    (53,600)
  Checks outstanding in excess
    of cash balances                                 1,629       7,274
  Payment of dividends                             (27,271)    (26,533)
  Other                                                 38          95
      NET CASH USED IN FINANCING
        ACTIVITIES                                 (94,885)   (106,624)
      DECREASE IN CASH AND
        SHORT-TERM INVESTMENTS                  $  (17,489) $  (17,271)

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

                                   3 Months Ended          6 Months Ended
                                     June 30,                June 30,
                                       1999        1998        1999       1998
                                   (In thousands)
Comprehensive Income:
Net income                          $   23,070  $   16,196  $   66,434  $ 57,078
Other comprehensive income
   Unrealized gain (loss) on securities
      available for sale                 8,150     (15,960)     29,786    (3,986)
   Foreign currency translation
      adjustments                         (272)         71        (491)       55
      Other comprehensive income
          before income taxes            7,878     (15,889)     29,295    (3,931)
      Income taxes on other
          comprehensive income           3,014      (6,081)     11,204    (1,506)

         Other comprehensive income after
           income taxes                  4,864      (9,808)     18,091    (2,425)

         Total comprehensive income $   27,934  $    6,388  $   84,525  $ 54,653

Note 3 - Operations by Line of Business

                                   3 Months Ended          6 Months Ended        12 Months Ended
                                     June 30,                June 30,             June 30,
                                       1999        1998        1999       1998      1999      1998
                                                           (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Market Resources                  $   95,848  $   94,214  $  190,491  $192,340  $380,942  $389,585
  Regulated Services
     Natural gas distribution           69,952      74,268     242,045   266,057   451,742   474,887
     Natural gas transmission            9,754       9,088      18,775    18,153    37,778    36,633
     Other                                 563         588       1,112     1,024     2,443     1,462
        Total Regulated Services        80,269      83,944     261,932   285,234   491,963   512,982
  Other operations                       1,741         999       3,249     1,666     9,783     3,179
                                    $  177,858  $  179,157  $  455,672  $479,240  $882,688  $905,746

REVENUES FROM AFFILIATES
  Market Resources                  $   18,374  $   19,744  $   39,577  $ 36,612  $ 80,288  $ 67,030
  Regulated Services
     Natural gas distribution              222         119         431       119     1,381       876
     Natural gas transmission           17,282      17,511      35,427    35,695    71,133    70,024
     Other                                  52          21          80        41       138        98
  Other operations                      10,480       9,705      22,915    20,266    42,356    39,685
                                    $   46,410  $   47,100  $   98,430  $ 92,733  $195,296  $177,713

OPERATING INCOME (LOSS)
  Market Resources                  $   16,911  $   14,586  $   31,254  $ 28,941  $ 23,842  $ 57,689
  Regulated Services
     Natural gas distribution           (2,470)     (1,541)     35,337    36,670    56,117    56,948
     Natural gas transmission           13,908      14,046      26,972    26,852    53,318    51,885
     Other                                (149)       (399)       (217)     (615)     (683)   (1,614)
        Total Regulated Services        11,289      12,106      62,092    62,907   108,752   107,219
  Other operations                       2,349      (1,608)      4,565       292     5,958     2,017
         OPERATING INCOME           $   30,549  $   25,084  $   97,911  $ 92,140  $138,552  $166,925

NET INCOME (LOSS)
  Market Resources                  $   10,432  $    9,468  $   18,685  $ 19,487  $ 12,935  $ 41,115
  Regulated Services
     Natural gas distribution           (2,836)     (2,381)     17,422    18,333    26,497    27,641
     Natural gas transmission            7,032       7,060      13,994    13,614    28,271    28,400
     Other                                 (10)       (207)        (10)     (303)     (179)     (840)
        Total Regulated Services         4,186       4,472      31,406    31,644    54,589    55,201
  Other operations                       8,452       2,256      16,343     5,947    18,731    10,976
          NET INCOME                $   23,070  $   16,196  $   66,434  $ 57,078  $ 86,255  $107,292

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
June 30, 1999
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production (USA), Celsius Energy Resources Ltd. (Canada), Wexpro, Questar Gas Management and Questar Energy Trading, collectively, (Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of Market Resources' financial results and operating information.

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30             June 30             June 30
                                        1999      1998      1999      1998      1999      1998
                                     (Dollars in Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $ 95,848  $ 94,214  $190,491  $192,340  $380,942  $389,585
    From affiliated companies           18,374    19,744    39,577    36,612    80,288    67,030
      Total revenues                  $114,222  $113,958  $230,068  $228,952  $461,230  $456,615

  Operating income                    $ 16,911  $ 14,586  $ 31,254  $ 28,941  $ 23,842  $ 57,689
  Net income                            10,432     9,468    18,685    19,487    12,935    41,115

OPERATING STATISTICS
  Production volumes
  Natural gas (in million cubic feet)   15,341    11,995    30,389    24,089    57,609    47,893
  Oil and natural gas liquids
      (in thousands of barrels)            715       717     1,462     1,371     2,985     2,795
  Production revenue
    Natural gas (per thousand
      cubic feet)                     $   1.93  $   1.97  $   1.90  $   1.97  $   1.89  $   1.98
    Oil and natural gas liquids
      (per barrel)                    $  13.99  $  12.87  $  12.28  $  13.65  $  12.05  $  15.38

  Marketing volumes in energy
    equivalent decatherms (in
      thousands of decatherms)          26,158    27,007    60,317    55,356   118,474   121,886

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers          21,835    17,780    42,126    36,303    78,731    66,957
    For Questar Gas                      8,682     7,048    16,919    15,599    31,213    28,703
    For other affiliated customers       4,560     4,515     9,119     8,784    18,055    17,118
      Total gathering                   35,077    29,343    68,164    60,686   127,999   112,778

   Gathering revenue (per decatherm)  $   0.15  $   0.17  $   0.15  $   0.16  $   0.15  $   0.17

Revenues from Market Resource operations were slightly higher in the 3-, 6- and 12-month period ended June 30, 1999 when compared with the same periods of 1998 due primarily to increases in natural gas production. Gas production was 26% higher in the first half of 1999 because of a large 1998 reserve acquisition and expanded development activities. Higher prices for oil and natural gas liquids (NGL) benefited the second quarter of 1999.

Questar Exploration and Production (Questar E & P) and Wexpro have commenced a drilling program in an area known as the Pinedale Anticline in Sublette County, Wyoming. Three successful wells drilled by Ultra Petroleum had initial daily production rates ranging between 4 MMcf and 15MMcf and currently are producing about 2.5 MMcf per day. In June 1999, Questar E & P acquired 50% of Ultra's interest in the Pinedale Anticline and now operates the three wells. Questar E & P has a working interest of approximately 60% in 13,500 gross acres in the area and Wexpro has a similar working interest in 2,000 gross acres. Depending on permitting issues and the results of a well currently being drilled, the Company envisions a multi-rig drilling program involving 135 to 350 drilling locations.

Market Resources uses hedging to secure commodity prices. The hedges for gas change from 53% of production at $1.87 per Mcf in August to 36.5% of production at $1.92 per Mcf in December, net back to the well. Approximately 57% of oil production, excluding oil produced by Wexpro, is hedged at $14.55 per bbl, net back to the well, through the end of 1999.

Wexpro Co., which manages and develops cost-of-service gas reserves for Questar Gas, reported a 15% increase in earnings in the first half. Wexpro benefited from an increase in investment base.

Lower oil and NGL prices resulted in reduced margins generated by processing plants in the first half of 1999. Reduced value of firm-transportation contracts caused a decrease in marketing margins in the first half of 1999. Marketing volumes were 9% higher in the first half of 1999 compared to the prior year.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1999      1998      1999      1998      1999      1998
                                     (Dollars In Thousands)
FINANCIAL RESULTS
  Revenues
    From unaffiliated customers       $ 69,952  $ 74,268  $242,045  $266,057  $451,742  $474,887
    From affiliates                        222       119       431       119     1,381       876
      Total revenues                    70,174    74,387   242,476   266,176   453,123   475,763
  Natural gas purchases                 36,741    41,965   135,463   160,063   256,404   282,116
      Revenues less natural gas
        purchases                     $ 33,433  $ 32,422  $107,013  $106,113  $196,719  $193,647

  Operating income (loss)             $ (2,470) $ (1,541) $ 35,337  $ 36,670  $ 56,117  $ 56,948
  Net income (loss)                     (2,836)   (2,381)   17,422    18,333    26,497    27,641

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    14,145    13,178    46,570    47,492    82,309    84,677
    Industrial sales                     2,282     2,267     5,222     5,097     9,806     9,614
    Transportation for industrial
      customers                         11,800    13,115    25,151    27,947    52,665    54,683
      Total deliveries                  28,227    28,560    76,943    80,536   144,780   148,974
  Natural gas revenue (per decatherm)
    Residential and commercial        $   4.15  $   4.70  $   4.65  $   5.06  $   4.88  $   5.02
    Industrial sales                      2.83      2.90      2.93      3.01      3.01      2.92
    Transportation for industrial
      customers                           0.13      0.11      0.13      0.11      0.13      0.12
  Heating degree days
    Actual                                 946       899     3,242     3,291     5,413     5,623
    Normal                                 741       741     3,484     3,484     5,801     5,801
       Colder (warmer) than normal          28%       21%     (7%)      (6%)      (7%)      (3%)
  Number of customers at June 30,
    Residential and commercial         665,221   642,399
    Industrial                           1,356     1,297
        Total                          666,577   643,696

Revenues less natural gas purchases, or nongas-cost margin, increased 3% in the second quarter and 1% in the first half of 1999 compared with the same periods of 1998. The increase in the margin resulted primarily from gas volumes delivered to new customers and more than offset the effect of lower usage per customer. Temperature adjusted usage per customer was approximately 3 decatherms lower in the first half of 1999 compared with the prior year period. Temperatures, as measured in degree days, were warmer than normal in the 6-and 12-months periods and colder than normal in the second quarter. However, the impact on earnings of temperature variations from normal has been mitigated by a weather-normalization adjustment.

The number of customers served by Questar Gas grew by 22,881 or 3.6% from a year ago to 666,577 as of June 30, 1999. The number of customer additions for the year ending December 31, 1999 is expected to be between 20,000 to 22,000.

Volumes delivered to industrial customers decreased 8% in the first half of 1999 when compared with the same period of 1998 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchases decreased in the 1999 periods when compared with the 1998 periods due to lower sales volumes and lower gas costs. Sales volumes were 2% lower in the first half of 1999 due to lower usage per customer. The commodity or gas costs in Utah rates decreased from $2.27 per Decatherm in the first half of 1998 to $1.72 per Decatherm in the first half of 1999. The reduction reflects lower prices paid to producers. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Questar Gas filed an application on November 25, 1998 with the Public Service Commission of Utah (PSCU) to recover the costs associated with a contract for the removal of carbon dioxide from the gas stream. The contract covers the costs of a new plant being constructed and operated by an affiliate of Questar Gas. The Division of Public Utilities and the Committee of Consumer Services have filed testimony questioning the Company's decision to enter into the contract and opposing pass-through rate coverage for the costs
under the contract.   The Committee objected to any cost recovery in
rates for the plant processing costs. Hearings were held on the issues June 22 and 23. Briefs are to be filed by August 27 and reply briefs are due September 13. The contract's annual cost of service ranges between $7.5 - $8.5 million.

Declining usage of gas per customer and increasing operating costs may cause Questar Gas to file a general rate case. The last general rate case filed by the Questar Gas was in 1995.

Cost savings from consolidating operations enabled Questar Gas to file on June 10, 1999 for a decrease in general rates in Wyoming.
The decrease is in effect on an interim basis pending hearings and will reduce annualized revenues by $735,000.

Questar Gas requested pass-through commodity cost increases in Utah and Wyoming in the second quarter of 1999. The Company was authorized to collect on an interim basis beginning in the third quarter of 1999, annualized revenues of $16,865,000 in Utah rates and $380,262 in Wyoming rates.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        1999      1998      1999      1998      1999      1998
                                     (Dollars In Thousands)
FINANCIAL RESULTS
Revenues
  From unaffiliated customers         $  9,754  $  9,088  $ 18,775  $ 18,153  $ 37,778  $ 36,633
  From affiliates                       17,282    17,511    35,427    35,695    71,133    70,024
    Total revenues                    $ 27,036  $ 26,599  $ 54,202  $ 53,848  $108,911  $106,657

Operating income                      $ 13,908  $ 14,046  $ 26,972  $ 26,852  $ 53,318  $ 51,885
Net income                               7,032     7,060    13,994    13,614    28,271    28,400

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          34,765    31,289    60,711    64,067   117,391   119,346
    For Questar Gas                     26,084    27,051    61,719    65,382   103,838   107,418
    For other affiliated customers       5,078     7,549     8,458    12,407    22,929    32,395
      Total transportation              65,927    65,889   130,888   141,856   244,158   259,159

   Transportation revenue
     (per decatherm)                  $   0.26  $   0.26  $   0.27  $   0.25  $   0.29  $   0.27

Revenues were 2% higher in the second quarter of 1999 and 1% higher in the first half of 1999 due primarily to increased firm-storage revenues. Billings from an expansion of the Clay Basin storage
complex began in May of 1998.   However, the full impact of higher
storage revenues was partially offset by lower firm-transportation revenues. Average daily demand in the first half of 1999 was 88,000 decatherms or 8% lower as a result of the expiration of several firm-transportation contracts.

Earnings from unconsolidated affiliates includes the Company's share of earnings reported by TransColorado Gas Transmission Co. and Overthrust Pipeline Co. Phase II of the TransColorado Pipeline was placed into service March 31, 1999. Earnings prior to the second quarter of 1999 were attributable primarily to AFUDC (captialized financing costs). The TransColorado Pipeline is generating operating losses of about $700,000 a month, representing Questar Pipeline's interest. Phase II of the pipeline has flowed as much as 80 MDth per day, but at a discounted rate. The cost of the pipeline, including Phase I, has recently been revised upward to about $308 million. Questar Pipeline has guaranteed $100 million or 50% of a TransColorado Gas
Transmission Co. bank loan used to finance construction of the pipeline.

In the second quarter of 1999, Questar Pipeline reversed a $2.5 million contingency reserve related to completion of the TransColorado Pipeline.

Consolidated Results of Operations

Consolidated revenues were lower in the 1999 periods presented when compared with the 1998 periods due primarily to reduced rates and decreased usage per customer by gas-distribution customers. The lower rates reflect a reduction of the gas-cost component collected from gas-distribution customers. Revenues from the sale of natural gas were higher in the 3-and 6-month periods of 1999 because higher production more than offset lower prices.

A 16% drop in natural gas and other product purchases was primarily the result of lower sales of gas distribution volumes and lower gas costs in the first half of 1999. The gas cost included in distribution rates in Utah declined from $2.27 per decatherm to $1.72 per decatherm in 1999.

Operating and maintenance expenses were lower in the 3- and 6- month periods of 1999 when compared with the same periods in 1998. The labor-cost savings associated with an early retirement program for eligible Regulated Services employees plus capitalization of labor costs included with construction projects more than offset the effects of adding gas and oil properties through acquisitions, adding gas-distribution customers and incurring data processing and communications related costs for such programs as Year 2000 compliance. Labor-cost savings have amounted to about $2 million per quarter in 1999 as a results of the early retirement program.

Depreciation expenses were higher in the 1999 periods when compared to the 1998 periods primarily due to increased investment in property, plant and equipment and increased gas production. The full-cost amortization rate for combined U.S. and Canadian operations was $.82 per equivalent Mcf for the first half of 1999 and $.83 in 1998. The decrease in other taxes in the 1999 periods was the result of lower production taxes and payroll taxes.

Interest and other income was higher 1999 periods presented compared with the prior year periods primarily due to increased selling prices and the number of shares of Nextel Communications sold. Questar sold 702,469 shares in the first half of 1999 and realized a pretax gain of $19.4 million. The Company sold 190,000 shares and a pretax gain
of  $4.1 million a year earlier.   The sales resulted in after-tax
gains of $11.8 million or $.14 per share in 1999 and $2.4 million and $.03 per share in 1998. A $5.7 million pretax gain was recorded in the second quarter of 1998 on an exchange of an interest in a local affiliate for shares of Nextlink.

Debt expense was 13% higher in the first half of 1999 as a result of increased borrowings beginning in the second half of 1998 and extending into the first half of 1999 to fund capital projects.

The effective income tax rate for the first half was 34.1% in 1999 and 32.1% in 1998. The Company recognized $3,547,000 of production-related tax credits in the 1999 period and $3,910,000 in the 1998 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities of $141,223,000 for the first half of 1999 was $33,588,000 less than was generated in the same period of 1998. The decrease in cash flow resulted primarily from timing differences in the collection of gas costs by gas-distribution operations and payment on accounts to vendors.

Investing Activities

A comparison of capital expenditures for the first half of 1999 and
1998 plus an estimate for calendar year 1999 is below.   Projected
1999 spending includes $192 million designated for a gas and oil reserve acquisition, if the Company is the successful bidder.

                                                          Estimate
                                       Actual            12 Months
                                     6 Months Ended        Ended
                                      June 30,           Dec. 31,
                                        1999      1998      1999
                                               (In Thousands)
Market Resources                       $53,791   $41,032  $353,600
Regulated Services
    Natural gas distribution            19,960    24,974    62,500
    Natural gas transmission            16,661    20,761    76,100
    Other                                  655       324     3,800
          Total Regulated Services      37,276    46,059   142,400
Other operations                         5,149     6,430    49,500
                                       $96,216   $93,521  $545,500

Financing Activities

The Company used cash flow generated from operations, from the sale of investments and from a net increase in long-term debt to fund capital expenditures, reduce short-term borrowings, repurchase shares of its common stock and pay dividends to holders of common stock. The Company intends to finance 1999 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt. If the Company completes a large gas and oil reserve acquisition, it may issue equity to pay for a portion of the transaction.

In April, the Company announced plans to repurchase up to $50 million worth of its shares over the next two years. It intends to use the proceeds from the sales of Nextel shares to fund a portion of those repurchases. The Company had repurchased 184,800 shares through the first part of August.

Short-term borrowings amounted to $112.1 million of commercial paper at June 30, 1999 and $77.6 million at June 30, 1998. The Company has bank lines of credit, which serve as backup to borrowings made under the commercial paper program. The Company's lines of credit borrowing capacity is $245 million. In 1999, the Market Resources' group entered into a senior revolving credit facility with a syndication of banks and having a $295 million capacity. Market Resources had borrowed $228 million as of June 30, 1999 under this arrangement. Questar Pipeline has a medium-term note program in place, but has not borrowed under this arrangement in 1999.

Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team has identified 56 projects that are in varying stages of remediation and the scope includes Questar and its affiliated companies. The projects fit into the general classifications of application software, infrastructure, non-information technology equipment and critical third-party associations. Subsequent to submitting the first quarter 1999 10-Q, four applications software projects were deemed insignificant and removed from the list and an infrastructure project was added. Questar estimates that Y2K remediation will cost $5.1 million and expects to be Y2K ready before the end of 1999. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The infrastructure section of the plan addresses hardware and systems software other than applications software. Currently, there are 20 projects identified: 0 in start-up, 4 in assessment, 3 in remediation, 1 in testing and 12 completed and deemed to be Y2K ready.

The applications software section addresses either the conversion or replacement of applications software that is not Y2K compliant. Currently, there are 35 projects in this section: 4 in start-up, 1 in assessment, 3 in remediation, 3 in testing and 24 completed and deemed to be Y2K compliant.

Non-information technology equipment is considered to be one project and addresses hardware, software and associated embedded computer chips used in the operation of all facilities operated by the Company. Because this section has unique characteristics and is large, the Company has employed the services of a consultant to assist in the effort. The project is currently scheduled to be completed by September 30, 1999.

Inquiries of critical third parties have been taking place with more contacts scheduled. Contacting parties is scheduled to be completed by the end of the third quarter 1999. Contingency plans for dealing with third-party issues will be developed by the end of 1999.

Additional information regarding Questar's' Y2K program can be viewed in Form 10-K for December 31, 1998, filed with the Securities and Exchange Commission or on Questar's website at www.questarcorp.com.


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


                              PART II

                         OTHER INFORMATION

Item 1.  Legal Proceedings.

     a. Questar Corporation (Questar or the Company) and several affiliates are named defendants in an action filed by Jack J. Grynberg, an independent producer, in Colorado's federal district court and have officially been served copies of the complaint. The action was filed under the Federal False Claims Act in early 1998, but the complaint was sealed until the Department of Justice declined to prosecute it. The complaint is one of approximately 76 actions filed by the producer against pipelines and their affiliates. The district court granted the motion filed by the Questar defendants to stay the proceedings pending a determination of procedural issues relating to the consolidation of the cases. The producer's complaints allege mismeasurement of the heating content of natural gas volumes and understatement of the value of gas on which royalty payments are due the federal government. The complaint filed against the Questar defendants does not include a claim for specific monetary damages.

     b. Questar affiliates are also involved in two other actions filed by Mr. Grynberg. One case is currently on appeal to the Tenth Circuit Court of Appeals, which has not yet scheduled a hearing date. This case was tried before a Wyoming federal district jury in late 1994. The jury awarded several million dollars to Mr. Grynberg, but the presiding federal district court judge, in June of 1998, entered a judgment that overturned most provisions of the jury verdict. Mr. Grynberg is appealing the trial judge's action.

     Pending the resolution of the appeal by the Tenth Circuit, the same federal district court judge has stayed action in another case filed by Mr. Grynberg against Questar Gas and its affiliates alleging fraud and antitrust violations in addition to the same claims heard in the first case for a subsequent period of time.

Item 6.  Exhibits and Reports on Form 8-K.

     a. The following exhibits have been filed as part of this report:

     Exhibit No.    Exhibit

        10.1. Questar Corporation Annual Management Incentive Plan as amended and restated effective May 18, 1999.

        10.4. Questar Corporation Long-Term Stock Incentive Plan as amended and restated efffective May 18, 1999.

     b. The Company did not file a Current Report on Form 8-K during the quarter.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR CORPORATION
                                   (Registrant)



August 13, 1999                     /s/R. D. Cash
    (Date)                          R. D. Cash
                                    Chairman of the Board, President
                                    and Chief Executive Officer




August 13, 1999                     /s/ S. E. Parks
   (Date)                           S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer


                           EXHIBIT INDEX

Exhibit
Number     Exhibit

 10.1. Questar Corporation Annual Management Incentive Plan as amended and restated effective May 18, 1999.

 10.4. Questar Corporation Long-Term Stock Incentive Plan as amended and restated efffective May 18, 1999.