Form 10-Q
period 1999-09-30
QUESTAR CORP
filed 1999-11-12
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

             Class              Outstanding as of October 31, 1999
Common Stock, without par value          82,441,432 shares

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                        3 Months Ended        9 Months Ended        12 Months Ended
                                        September 30,         September 30,         September 30,
                                           1999       1998       1999       1998        1999        1998
                                        (In Thousands, Except Per Share Amounts)
REVENUES                                 $ 183,070  $ 150,282  $ 638,742  $ 629,522  $  915,476  $  917,396

OPERATING EXPENSES
  Natural gas and other product
   purchases                                55,015     41,086    226,050    243,378     347,840     380,674
  Operating and maintenance                 57,402     50,951    160,884    155,382     217,860     206,764
  Depreciation and amortization             34,824     31,863    102,026     90,272     136,911     120,499
  Write-down of oil and gas properties                                                   34,000       6,000
  Other taxes                                8,433      8,209     24,475     30,177      31,090      38,703

    TOTAL OPERATING EXPENSES               155,674    132,109    513,435    519,209     767,701     752,640

    OPERATING INCOME                        27,396     18,173    125,307    110,313     147,775     164,756

INTEREST AND OTHER INCOME                    8,565      2,451     37,061     16,228      39,035      21,876

EARNINGS (LOSS) FROM
    UNCONSOLIDATED AFFILIATES               (1,819)       732     (1,945)     1,372        (400)      1,364

DEBT EXPENSE                               (13,349)   (12,214)   (38,748)   (34,674)    (52,045)    (46,278)

   INCOME BEFORE INCOME TAXES               20,793      9,142    121,675     93,239     134,365     141,718

INCOME TAXES                                 5,691        907     40,139     27,926      41,243      41,917

           NET INCOME                    $  15,102  $   8,235  $  81,536  $  65,313  $   93,122  $   99,801


EARNINGS PER COMMON SHARE
     Basic                               $    0.19  $    0.10  $    0.99  $    0.79  $     1.13  $     1.21
     Diluted                             $    0.18  $    0.10  $    0.98  $    0.79  $     1.12  $     1.21

Average common shares outstanding
     Basic                                  82,622     82,417     82,648     82,306      82,655      82,249
     Diluted                                82,827     82,661     82,820     82,792      82,871      82,763

Dividends per common share               $    0.17  $   0.165  $    0.50  $  0.4875  $    0.665  $    0.645

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30,     December 31,
                                        1999       1998       1998
                                           (Unaudited)
                                                (In Thousands)
ASSETS
Current assets
  Cash and short-term investments                $     965  $  17,489
  Accounts receivable                 $ 117,671     87,661    177,630
  Inventories                            36,374     37,277     37,817
  Purchased-gas adjustments              13,374     25,257      2,067
  Other current assets                   11,263     11,277     11,864
    Total current assets                178,682    162,437    246,867

Property, plant and equipment         3,227,751  3,006,587  3,104,522
Less allowances for depreciation and
  amortization                        1,456,652  1,291,179  1,356,881
    Net property, plant and equipment 1,771,099  1,715,408  1,747,641

Securities available for sale,
     approximates fair value            103,672     43,406     56,910
Investment in unconsolidated
     affiliates                          68,019     70,367     58,638
Other assets                             46,801     50,956     51,225

                                     $2,168,273 $2,042,574 $2,161,281

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of
     cash balances                    $   5,020
  Short-term loans                      130,700  $ 229,800  $ 221,100
  Accounts payable and accrued expenses 139,711    133,969    209,756
  Current portion of long-term debt           6      6,824      6,006
    Total current liabilities           275,437    370,593    436,862

Long-term debt, less current portion    692,070    554,402    615,770
Other liabilities                        25,667     30,557     27,450
Deferred income taxes and investment
  tax credits                           231,335    215,336    203,241
Common shareholders' equity
  Common stock                          302,674    296,548    298,888
  Retained earnings                     598,001    566,967    564,958
  Other comprehensive income             43,089     13,044     18,067
  Note receivable from ESOP                         (4,873)    (3,955)
    Total common shareholders' equity   943,764    871,686    877,958

                                     $2,168,273 $2,042,574 $2,161,281

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                9 Months Ended
                                                September 30,
                                                   1999       1998
                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                     $  81,536  $  65,313
  Depreciation and amortization                    106,652     91,891
  Deferred income taxes and
    investment tax credits                          12,382        306
  (Earnings) losses from unconsolidated
     affiliates, net of cash distributions           4,195     (1,147)
  Gain from the sales of securities                (26,115)    (4,747)
  Gain from the conversion of ownership interest
     in Nextlink affiliate                                     (5,727)
                                                   178,650    145,889

  Changes in operating assets and liabilities      (15,484)    67,186
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                    163,166    213,075

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                 (132,478)  (129,414)
    E & P acquisition                                        (155,200)
    Other investments                              (29,571)   (42,209)
      Total capital expenditures                  (162,049)  (326,823)
  Proceeds from disposition of property,
    plant and equipment                              4,860      4,818
  Proceeds from the sales of securities             34,666      6,759
      NET CASH USED IN INVESTING
        ACTIVITIES                                (122,523)  (315,246)

FINANCING ACTIVITIES
  Issuance of common stock                           6,006      5,849
  Common stock repurchased                          (9,427)      (622)
  Issuance of long-term debt                       210,000     61,800
  Repayment of long-term debt                     (142,000)   (45,053)
  Decrease in short-term loans                     (90,400)    98,600
  Checks outstanding in excess of
    cash balances                                    5,020
  Payment of dividends                             (41,324)   (40,128)
  Other                                              3,993      5,419
      NET CASH (USED IN) PROVIDED
        FROM FINANCING ACTIVITIES                  (58,132)    85,865
      DECREASE IN CASH AND
        SHORT-TERM INVESTMENTS                   $ (17,489) $ (16,306)

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

                                     3 Months Ended        9 Months Ended
                                     September 30,         September 30,
                                        1999       1998       1999       1998
                                     (In thousands)
Comprehensive Income:

Net income                            $  15,102  $   8,235  $  81,536  $ 65,313
Other comprehensive income
   Unrealized gain (loss) on securities
      available for sale                 11,266    (12,247)    41,052   (16,233)
   Foreign currency translation
     adjustments                            (42)       101       (533)      156
      Other comprehensive income before
          income taxes                   11,224    (12,146)    40,519   (16,077)
      Income taxes (credits) on other
          comprehensive income            4,293     (4,649)    15,497    (6,155)

         Other comprehensive income
           after income taxes             6,931     (7,497)    25,022    (9,922)

         Total comprehensive income   $  22,033  $     738  $ 106,558  $ 55,391

Note 3 - Operations by Line of Business

                                     3 Months Ended        9 Months Ended       12 Months Ended
                                     September 30,         September 30,        September 30,
                                        1999       1998       1999       1998      1999      1998
                                                           (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Market Resources                    $ 111,943  $  90,681  $ 302,434  $283,021  $402,204  $398,467
  Regulated Services
     Natural gas distribution            53,957     47,941    296,002   313,998   457,758   475,801
     Natural gas transmission             8,863      9,578     27,638    27,731    37,063    36,973
     Other                                  499        622      1,611     1,646     2,320     2,046
        Total Regulated Services         63,319     58,141    325,251   343,375   497,141   514,820
  Corporate and other operations          7,808      1,460     11,057     3,126    16,131     4,109
                                      $ 183,070  $ 150,282  $ 638,742  $629,522  $915,476  $917,396

REVENUES FROM AFFILIATES
  Market Resources                    $  17,057  $  19,601  $  56,634  $ 56,213  $ 77,744  $ 74,147
  Regulated Services
     Natural gas distribution               866        678      1,297       797     1,569     1,102
     Natural gas transmission            19,481     17,655     54,908    53,350    72,959    71,028
     Other                                   56         30        136        71       164        95
  Corporate and other operations          6,643     11,271     29,558    31,537    37,728    42,007
                                      $  44,103  $  49,235  $ 142,533  $141,968  $190,164  $188,379

OPERATING INCOME (LOSS)
  Market Resources                    $  19,214  $  13,442  $  50,468  $ 42,383  $ 29,614  $ 57,658
  Regulated Services
     Natural gas distribution            (6,711)    (8,636)    28,626    28,034    58,042    54,926
     Natural gas transmission            13,428     12,251     40,400    39,103    54,495    51,691
     Other                                  (59)      (273)      (276)     (888)     (469)   (1,496)
        Total Regulated Services          6,658      3,342     68,750    66,249   112,068   105,121
  Corporate and other operations          1,524      1,389      6,089     1,681     6,093     1,977
         OPERATING INCOME             $  27,396  $  18,173  $ 125,307  $110,313  $147,775  $164,756

NET INCOME (LOSS)
  Market Resources                    $  11,308  $   8,178  $  29,993  $ 27,665  $ 16,065  $ 40,070
  Regulated Services
     Natural gas distribution            (5,867)    (7,095)    11,555    11,238    27,725    26,320
     Natural gas transmission             4,468      5,971     18,462    19,585    26,768    25,809
     Other                                   48       (114)        38      (417)      (17)     (702)
        Total Regulated Services         (1,351)    (1,238)    30,055    30,406    54,476    51,427
  Corporate and other operations          5,145      1,295     21,488     7,242    22,581     8,304
          NET INCOME                  $  15,102  $   8,235  $  81,536  $ 65,313  $ 93,122  $ 99,801

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
September 30, 1999
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production, Wexpro, Questar Gas Management and Questar Energy Trading, collectively, (Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of Market Resources' financial results and operating information.

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30        September 30        September 30
                                        1999      1998      1999      1998      1999      1998
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers       $111,943  $ 90,681  $302,434  $283,021  $402,204  $398,467
    From affiliated companies           17,057    19,601    56,634    56,213    77,744    74,147
      Total revenues                  $129,000  $110,282  $359,068  $339,234  $479,948  $472,614

  Operating income                    $ 19,214  $ 13,442  $ 50,468  $ 42,383  $ 29,614  $ 57,658
  Net income                            11,308     8,178    29,993    27,665    16,065    40,070

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic fee   15,557    12,810    45,946    36,899    60,356    49,263
    Oil and natural gas liquids
      (in thousands of barrels)            727       724     2,189     2,095     2,988     2,769
  Production revenue
    Natural gas (per thousand
      cubic feet)                     $   2.03  $   1.84  $   1.94  $   1.92  $   1.94  $   1.99
    Oil and natural gas liquids
      (per barrel)                    $  15.90  $  12.02  $  13.48  $  13.08  $  13.00  $  14.14

  Marketing volumes in energy
    equivalent decatherms (in
      thousands of decatherms)          27,512    27,083    87,829    82,432   118,910   125,377

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers          22,359    18,613    64,485    54,917    82,476    70,712
    For Questar Gas                      5,338     5,704    22,257    21,303    30,847    30,009
    For other affiliated customers       4,964     4,387    14,083    13,171    18,632    17,496
      Total gathering                   32,661    28,704   100,825    89,391   131,955   118,217

   Gathering revenue (per decatherm)  $   0.15  $   0.16  $   0.15  $   0.16  $   0.15  $   0.17

Higher prices and increased production of natural gas, oil and natural gas liquids (NGL) and an increased investment base at Wexpro were the primary reasons for an improvement in revenues and earnings from Market Resource operations in the 3-and 9-month periods ended
September 30, 1999 when compared with the same periods of 1998.   Gas
prices were up 10% in the third quarter and 1% in the first nine months of 1999. Gas production grew by 21% in the third quarter and 25% in the first nine months of 1999 due to a large 1998 reserve acquisition and expanded development drilling activities.

Market Resources has gas forward contracts on an average of 50% of its gas production at prices ranging between $2.09 and $2.30 per Mcf, net back to the well, through September 2000. Between 63% and 76% of oil production, excluding oil produced by Wexpro, is hedged in the fourth quarter of 1999 at prices ranging from $14.55 to $14.84 per barrel, net back to the well. This would be equivalent to between $16 and $16.50 per barrel using the West Texas Intermediate benchmark. The percentage of hedged oil declines to 20-40% at $16.06 to $16.32 per barrel, net back to the well, from January through September 2000.

In addition to a major development project near Pinedale, Wyoming that was discussed in the second quarter 10-Q, Questar Exploration and Production (E & P) has announced an important new field discovery well in Galveston Bay, approximately 30 miles south of Houston. Questar E & P owns a 25% working interest in the well, which is its first offshore venture. The well produced into a pipeline at the rate of 12 million cubic feet (MMcf) of gas and 800 barrels of condensate per day. The calculated open flow potential is 180 MMcf of gas per day.

The Company also announced the sale of gas and oil properties in the Permian Basin in southeastern New Mexico and west Texas to an independent producer. The fourth quarter 1999 transaction includes 170 properties with combined daily production rates of 3 MMcf of gas and 1,000 barrels of oil. The properties were not strategic to the Company's ongoing exploration and development programs. The sale price exceeded book value for the reserves resulting in a one cent per Mcfe reduction in the full-cost amortization rate. As a result of the sale of Permian properties, the percentage of volumes hedged will increase.

Wexpro Co., which manages and develops cost-of-service gas reserves for Questar Gas, reported an 11% increase in earnings in the first nine months of 1999 as a result of an increased investment base.

Earnings from gas gathering and processing improved in the third quarter and nine months of 1999 compared with the same periods of 1998 because of increased gathering volumes, higher NGL prices and gains from selling assets. Energy trading activities reported losses in the third quarter and nine months of 1999 due largely to reduced margins caused by higher firm-transportation costs.


Questar Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1999      1998      1999      1998      1999      1998
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers       $ 53,957  $ 47,941  $296,002  $313,998  $457,758  $475,801
    From affiliates                        866       678     1,297       797     1,569     1,102
      Total revenues                    54,823    48,619   297,299   314,795   459,327   476,903
  Natural gas purchases                 26,839    22,615   162,302   182,678   260,628   283,015
      Revenues less natural gas
      purchases (non-gas cost margin) $ 27,984  $ 26,004  $134,997  $132,117  $198,699  $193,888

  Operating income (loss)             $ (6,711) $ (8,636) $ 28,626  $ 28,034  $ 58,042  $ 54,926
  Net income (loss)                     (5,867)   (7,095)   11,555    11,238    27,725    26,320

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales     8,252     6,312    54,822    53,804    84,249    84,190
    Industrial sales                     1,827     1,806     7,049     6,903     9,827     9,677
    Transportation for industrial
      customers                         12,258    13,935    37,409    41,882    50,988    56,228
      Total deliveries                  22,337    22,053    99,280   102,589   145,064   150,095
  Natural gas revenue (per decatherm)
    Residential and commercial        $   5.18  $   5.91  $   4.73  $   5.16  $   4.83  $   5.06
    Industrial sales                      2.85      3.05      2.91      3.02      2.97      2.99
    Transportation for industrial
      customers                           0.13      0.11      0.13      0.11      0.14      0.11
  Heating degree days
    Actual                                 113         0     3,355     3,291     5,526     5,541
    Normal                                 110       110     3,594     3,594     5,801     5,801
       Colder (warmer) than normal           3%               (7%)      (8%)      (5%)      (4%)
  Number of customers at September 30,
    Residential and commercial         670,652   647,078
    Industrial                           1,361     1,311
        Total                          672,013   648,389

The non-gas cost margin increased 8% in the third quarter and 2% in the first nine months of 1999 compared with the same periods of 1998 resulting primarily from gas volumes delivered to new customers and adjustments to deliveries for residential and commercial customers from prior periods. Temperature adjusted usage per customer was approximately 1.8 decatherms or 2% lower in the first nine months of 1999 compared with 1998. Temperatures were 7% warmer than normal in 1999 and 8% warmer than normal in 1998. However, the effect of warmer than normal temperatures on earnings has been mitigated by a weather-normalization adjustment.

The number of customers served by Questar Gas grew by 23,624 or 3.6% from a year ago to 672,013. The number of customer additions for the year ending December 31, 1999 is expected to be between 20,000 to 22,000.

Volumes delivered to industrial customers decreased in the 3-and 9-month periods of 1999 when compared with the same period of 1998 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchase costs declined 11% in the first nine months of 1999 when compared with the 1998 period due to lower commodity costs. Commodity costs dropped from $2.17 per decatherm in the third quarter of 1998 to $1.88 per decatherm in the third quarter of 1999. However, natural gas purchase costs rose 19% in the third quarter of 1999 over the third quarter of 1998 due to a 31% increase in gas volumes delivered to residential and commercial customers. Gas costs include charges from an affiliated company for removing carbon dioxide from gas in Questar Gas' southern system.

Questar Gas filed an application on November 25, 1998 with the Public Service Commission of Utah (PSCU) to recover the costs associated with a contract for the removal of a portion of the carbon dioxide from pipeline gas. The contract covers the costs of a new plant constructed and operated by an affiliate of Questar Gas. The Division of Public Utilities and the Committee of Consumer Services have filed testimony questioning the Company's decision to enter into the contract and opposing pass-through rate coverage for the costs under the
contract.   The Committee objected to any cost recovery in rates for the plant processing costs. The case has been heard by the PSCU but no decision has been entered at this time. The contract's annual cost of service ranges between $7.5 and $8.5 million.

Declining usage of gas per customer and the increasing investment resulting from significant growth in number of customers will likely cause Questar Gas to file a general rate case in the last quarter of 1999 or early in 2000. The last general rate case filed by Questar Gas was in 1995.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      9 Months Ended      12 Months Ended
                                     September 30,       September 30,       September 30,
                                        1999      1998      1999      1998      1999      1998
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers         $  8,863  $  9,578  $ 27,638  $ 27,731  $ 37,063  $ 36,973
  From affiliates                       19,481    17,655    54,908    53,350    72,959    71,028
    Total revenues                    $ 28,344  $ 27,233  $ 82,546  $ 81,081  $110,022  $108,001

Operating income                      $ 13,428  $ 12,251  $ 40,400  $ 39,103  $ 54,495  $ 51,691
Net income                               4,468     5,971    18,462    19,585    26,768    25,809

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          38,314    33,052    99,025    97,119   122,653   121,486
    For Questar Gas                     14,236    15,001    75,955    80,383   103,073   109,202
    For other affiliated customers       1,006     7,227     9,464    19,634    16,708    29,869
      Total transportation              53,556    55,280   184,444   197,136   242,434   260,557

   Transportation revenue
    (per decatherm)                   $   0.32  $   0.32  $   0.28  $   0.27  $   0.29  $   0.28

Revenues were 4% higher in the third quarter of 1999 and 2% higher in the first nine months of 1999 due primarily to the addition of carbon dioxide removal services. Beginning in the third quarter of 1999 a subsidiary of Questar Pipeline, Questar Transportation Services, initiated operations to remove
carbon dioxide from pipeline gas owned by Questar Gas.   Revenues for gas
storage increased from an expansion of the Clay Basin storage complex beginning
in May of 1998.   Lower firm-transportation revenues have partially offset the increases in storage and carbon dioxide removal services. Average daily demand in the first nine months of 1999 was lower than in 1998 as a result of the expiration of several firm-transportation contracts.

Earnings from unconsolidated affiliates includes the Company's share of operating results reported by TransColorado Gas Transmission Co. and Overthrust Pipeline Co. Questar Pipeline's share of TransColorado's 1999 pretax operating loss was $3.2 million. The TransColorado Pipeline has been in service since March 31, 1999. The quantity of gas flowing through the pipeline has been below the current capacity of 160 MDth per day and priced at discounted rates because of poor basin differentials between the Rocky Mountains and the San Juan basin. The Company has a right to put its 50% ownership of the pipeline to the other owner over a 12-month period beginning March 31, 2001. Questar Pipeline has guaranteed $100 million or 50% of a TransColorado Gas Transmission Co. bank loan used to finance construction of the pipeline.

The Federal Energy Regulatory Commission issued a preliminary determination approving Questar Southern Trails' proposal to convert a 700-mile pipeline from liquid transportation to natural gas transportation. However, an issuance of a certificate is dependent on completion of a favorable environmental review. Questar Pipeline is actively working to complete the environmental review and to obtain contracts with shippers to provide the market support for incurring the conversion costs.

Consolidated Results of Operations

Improved prices and production of natural gas, oil and natural gas liquids were the primary drivers of higher consolidated revenues in the third quarter and first nine months of 1999 when compared with the same periods in 1998. In addition, gas-distribution revenues increased in the third quarter reflecting slightly higher usage per customer and an adjustment of prior quarters sales volumes. Revenues from gas distribution were lower in the first nine months of 1999 due to a reduction of the gas-cost component collected in rates and lower gas volumes delivered.

Natural gas and other product purchases increased 34% in the third quarter because of increased sales to residential and commercial customers and higher prices paid for energy-marketing gas and oil traded. In the nine month comparison, lower sales to gas distribution customers and lower gas costs allowed in rates caused the natural gas and other product purchases account to fall. The gas cost included in third quarter distribution rates in Utah declined from $2.17 per decatherm in 1998 to $1.88 per decatherm in 1999.

Operating and maintenance (O & M) expenses increased 13% in the third quarter and 4% in the first nine months of 1999 when compared with the same periods in 1998. Increased activities due to adding gas and oil properties, gas distribution customers and telecommunication operations resulted in higher O & M expenses. These increases were partially offset by labor-cost savings associated with an early retirement program for eligible Regulated Services employees. Labor-cost savings have amounted to about $4.7 million in 1999 as a result of the early retirement program. Questar InfoComm, which conducts telecommunications and information-technology services, announced an early-retirement program that will take effect November 1. Forty-eight of the 51 eligible employees took advantage of the offer.

Depreciation expenses were higher in the 1999 periods when compared to the 1998 periods primarily due to increased investment in property, plant and equipment and increased gas production. The full-cost amortization rate for combined U.S. and Canadian operations was $.81 per equivalent Mcf for the first nine months of 1999 and $.84 in 1998. The decrease in other taxes in the 1999 periods was the result of lower production and payroll taxes.

Interest and other income was higher in the 1999 periods presented compared with the prior year periods primarily due to increased selling prices and the number of shares of Nextel Communications sold. Questar sold 802,469 shares in the first nine months of 1999 and realized a pretax gain of $25.7 million. The Company sold 220,000 shares and a pretax gain of $4.7 million a year earlier. The sales resulted in after-tax gains of $15.6 million or $.19 per share in 1999 and $2.8 million and $.03 per share in 1998. A $5.7 million pretax gain was recorded in the second quarter of 1998 on an exchange of an interest in a local affiliate for shares of Nextlink.

The Company's share of operating results from unconsolidated affiliates have been net losses in the 1999 periods due primarily to TransColorado Pipeline
losses previously discussed.   Earnings from gas processing plants and
Overthrust Pipeline have partially offset these losses.

Debt expense was 12% higher in the first nine months of 1999 as a result of increased borrowings beginning in the second half of 1998 to fund capital projects.

The effective income tax rate for the first nine months was 33% in 1999 and 30% in 1998. The Company recognized $5,373,000 of production-related tax credits in the 1999 period and $5,800,000 in the 1998 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities for the first nine months of 1999 was $49,909,000 less than was generated in the same period of 1998. The decrease in cash flow resulted primarily from timing differences in the collection of gas costs by gas-distribution operations and payment on accounts to vendors.

Investing Activities

A comparison of capital expenditures for the first nine months of 1999 and 1998 plus an estimate for calendar year 1999 is below. The Company expects that 1999 capital spending will be lower than the forecast shown.

                                                          Forecast
                                       Actual            12 Months
                                     9 Months Ended        Ended
                                     September 30,       Dec. 31,
                                        1999      1998      1999
                                               (In Thousands)

Market Resources                       $90,464  $216,952  $353,600
Regulated Services
    Natural gas distribution            35,602    42,233    62,500
    Natural gas transmission            27,457    59,812    64,300
    Other                                  912       415    15,600
          Total Regulated Services      63,971   102,460   142,400
Corporate and other operations           7,614     7,411    49,500
                                      $162,049  $326,823  $545,500

Financing Activities

The Company used cash flow generated from operations, from the sale of investments and from a net increase in long-term debt to fund capital expenditures, reduce short-term borrowings, repurchase shares of its common stock and pay dividends to holders of common stock. In the third quarter of 1999, the Company repaid the remaining $6 million balance of a loan related to a leveraged employee stock ownership plan. The Company intends to finance 1999 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt.

In April 1999, the Company announced plans to repurchase up to $50 million worth of its shares over the next two years. It intends to use the proceeds from the sales of Nextel shares to fund a portion of those repurchases. The Company repurchased 532,800 shares through the end of October.

Short-term borrowings amounted to $120.7 million of commercial paper and $10 million of bank loans at September 30, 1999. A year earlier the short-term debt was composed of $168.8 million of commercial paper and $61 million of bank loans. The Company has bank lines of credit, which serve as backup to borrowings made under the commercial paper program. In 1999, Market Resources entered into a senior revolving credit facility with a syndication of banks which has a $295 million capacity. Market Resources had borrowed $264 million as of September 30, 1999 under this arrangement. Questar Pipeline borrowed $42 million in October 1999 on its medium term note program. The notes have a ten year life and a weighted average coupon rate of 7.48%.

Year 2000 Issues

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The team identified 55 projects among Questar and its affiliated companies that were classified into application software, infrastructure, non-information technology equipment or critical third-party associations. As of September 30, 1999 those 55 projects have been assessed, remediated, tested and determined to be completed. In the process, Questar employees contacted more than 8,000 vendors and suppliers to assess their readiness to meet obligations to the Company. The estimated cost of the Y2K project is $5.1 million.

The Company has no cause to believe that Y2K will disrupt operations but has developed contingency plans to ensure service is not disrupted due to Y2K problems. Operators, engineers, information-technology, communications and other employees will be available during the last half of December 1999 and into January 2000, to be prepared to respond to unforeseen contingencies that may arise. Failure to correct a material Y2K problem could result in an interruption, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

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

                              PART II

                         OTHER INFORMATION

Item 5.  Other Information.

     a. On October 28, 1999, the Board of Directors of Questar Corporation (Questar or the Company) appointed Teresa Beck to serve as a director for a term that will end in May of 2001. Ms. Beck, age, 45, was President of American Stores Company from March of 1998 to June of 1999, when it merged with Albertson's. During her 17 years with American Stores, she served in several accounting and financial positions prior to being named President.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QUESTAR CORPORATION
                                   (Registrant)



November 10, 1999                   /s/R. D. Cash
    (Date)                          R. D. Cash
                                    Chairman of the Board, President
                                    and Chief Executive Officer



November 10, 1999                   /s/ S. E. Parks
   (Date)                           S. E. Parks
                                    Vice President, Treasurer and
                                    Chief Financial Officer