Form 10-K405
period 1999-12-31
QUESTAR CORP
filed 2000-03-27
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1999 OR

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

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K.   [ x]

     The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on March 1, 2000, was $1,154,878,615 (based on the closing price of such stock).

     On March 1, 2000, 80,626,691 shares of the registrant's common stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.


                         TABLE OF CONTENTS


Heading                                                      Page

                              PART I

Items 1.
and 2.    BUSINESS AND PROPERTIES
             General
             Market Resources, Exploration and Production
             Market Resources, Gathering and Processing
             Market Resources, Wholesale Marketing
             Market Resources, General
             Regulated Services, Introduction
             Regulated Services, Retail Distribution
             Regulated Services, Transmission and Storage
             Regulated Services, Other Services
             Other Services
             Employees
             Environmental Matters
             Research and Development
             Oil and Gas Operations

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

SIGNATURES


                             FORM 10-K
                        ANNUAL REPORT, 1999

                              PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

     Registrant Questar Corporation ("Questar" or "the Company") is a diversified energy services holding company. It has two basic divisions--Market Resources and Regulated Services. Market Resources engages in energy development and production; gas gathering and processing; and wholesale gas, electricity and hydrocarbon liquids marketing and trading. Regulated Services conducts interstate gas transmission and storage activities and retail gas distribution services. The Company is also involved in information and communication systems and technologies.

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

     As is noted in the following organization chart, Questar's Regulated Services unit includes a subholding entity,Questar Regulated Services Company ("QRS"), Questar Gas, Questar Pipeline Company ("Questar Pipeline") and Questar Energy Services, Inc. ("QES"). Market Resources entities are owned through another subholding company, Questar Market Resources, Inc. ("QMR"). They include Wexpro Company ("Wexpro"), Questar Exploration and Production Company ("Questar E&P") and its Canadian affiliates, Celsius Energy Resources Ltd. ("Celsius Ltd.") and Canor Energy, Ltd. ("Canor"), Questar Gas Management Company ("QGM"), and Questar Energy Trading ("Questar Energy Trading").

     The Company's information and communication activities are conducted by Questar InfoComm, Inc. ("Questar InfoComm") which, in turn, owns approximately 90 percent of Questar MetroNet Services
("MetroNet"), a new entity organized to take advantage of opportunities in electronic commerce.



 Questar Corporation

     Questar InfoComm, Inc. (Information, Communication, and
       Electronic Measurement Services)

          Questar MetroNet Services, Inc. (Networking,
          Website, and Data Security Services)

     Questar Market Resources, Inc. (Subholding Company)

          Wexpro Company (Production)
          Questar Exploration and Production Company (Celsius
            Energy Resources, Ltd, and Canor Energy, Ltd.)
            (Exploration and Production)
          Questar Energy Trading Company (Marketing)
          Questar Gas Management Company (Gathering and Processing)

     Questar Regulated Services Company (Subholding Company)

          Questar Gas Company (Retail Distribution)
          Questar Pipeline Company (Transportation and Storage)
          Questar Energy Services Inc. (Retail Services)


     As a diversified provider of energy services, the Company believes that its structure enhances its operating flexibility as traditional regulated activities (interstate transmission and storage and retail distribution) become more competitive. Questar's structure should enhance its financial strength and flexibility by providing a balance between the relative stability of regulated operations and revenues associated with rate-base assets and the earnings growth potential of exploration and production operations, wholesale marketing, gathering and processing.

     Questar intends to continue emphasizing the ownership of assets, reserves, pipelines, storage reservoirs, distribution systems, as it offers new and traditional services in a changed environment with different rules. The Company has important partnerships and joint venture arrangements and will continue to pursue new alliances to strengthen its position and to minimize its risks.

     Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note 13 in the Notes to Consolidated Financial Statements.

     The Company's activities are discussed below.

Market Resources, Exploration and Production

     The Company has been in the exploration and production ("E&P") business since its organization in 1935. Through the ensuing years, the Company's E&P activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 1999 was a banner year for the Company's E&P operations as record production volumes and reserves were announced, Wexpro's investment base increased, the Pinedale Anticline area of Wyoming became very active, and negotiations led to the January purchase of additional Canadian reserves.

     During 1999, Universal Resources Corporation and Celsius Energy Company were merged to form Questar E&P. A Canadian company, Celsius Ltd., is included in the Company's E&P operations. Wexpro, a production company subject to a unique settlement agreement, is included in the group for some reporting purposes. These entities form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration. The E&P group also maintains a geographical balance and diversity, while concentrating its activities in core areas where it has accumulated geological knowledge and has significant expertise. Core areas of activity include the Rocky Mountain region of Wyoming and Colorado; the Midcontinent region of Oklahoma, the Texas Panhandle, East Texas, and the Upper Gulf Coast; the Southwest region of northwestern New Mexico and southwestern Colorado; and the Western Canadian Sedimentary Basin located primarily in Alberta, Canada.

     Natural gas remains the primary focus of the Company's E&P operations. As of year-end 1999, the Company had proved reserves (excluding Questar Gas's cost-of-service reserves) of 514.7 billion cubic feet ("Bcf") of gas and 16.4 million barrels ("MMBbls") of oil and natural gas liquids, compared to 489.0 Bcf of gas and 16.4 MMBbls of oil as of the same date in 1998. (Any references to oil in this report include natural gas liquids.) On an energy-equivalent basis ratio of six thousand cubic feet ("MCF") of natural gas to one barrel ("Bbl") of crude oil, natural gas comprised 84 percent of total non-cost-of-service provided reserves. Proved developed reserves constituted 85 percent of the total non-cost of service proved reserves reported. Approximately 4 percent of the group's natural gas reserves and 17 percent of its oil reserves are located in Canada.
See "Oil and Gas Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

     On January 26, 2000, the E&P group expanded its operations in Canada by completing the acquisition of Canor. Canor owns and/or operates more than 800 wells located primarily in Alberta. This acquisition expands Canadian reserves by 61.1 billion cubic feet equivalent ("Bcfe") and adds approximately 150,000 net acres of undeveloped leasehold acreage. (Canor's reserves are not included in the reserve totals reported above.)

     The E&P companies, including Wexpro, participated in 235 (gross) wells in 1999, compared to 205 wells in 1998. The 235 wells included 167 gas wells, 10 oil wells, 19 dry holes and 39 wells in progress (waiting on completion or drilling) at year-end. The overall drilling success in 1999 was 90.3 percent.

     Gas production increased from 51.3 Bcf in 1998 to 62.7 Bcf in 1999. The increase in production was attributable to reserve acquisitions and expanded development activities. Questar E&P received an average selling price of $2.00 per Mcf in 1999, compared to $1.92 per Mcf in 1998. Gas production is produced from four separate gas producing regions; the Midcontinent area, the San Juan Basin area, the Rocky Mountain area, and the western Canada area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation.

     Gas prices remained volatile during 1999. The E&P group hedges as much as 50-60 percent of its natural gas production in order to minimize the effect of price volatility on revenues. Hedging activities are conducted by Questar Energy Trading.

     The E&P companies increase their activities and minimize their risks by finding partners that will drill wells on their acreage to acquire an interest in any resulting production. One example of this strategy is the joint venture that Questar E&P has with Texaco Corp. that resulted in five gas-development wells being completed in the Moxa Arch region of southwestern Wyoming.

     During 1999, the E&P companies, on a combined basis, produced 2.9 MMBbls of oil, equivalent to the 2.9 MMBbls in 1998. The production was sold at an average price of $14.49 per barrel in 1999, compared to $12.69 per barrel in 1998.

     The E&P group continued to generate Section 29 tax credits during 1999. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells be commenced prior to January 1, 1993. Properties are often referred to as "tight sands," "coal seams," or low permeability formations from which it is generally more expensive to produce gas. During 1999, Questar E&P recorded $5.3 million in Section 29 credits. (Wexpro does not have an economic interest in the cost-of-service gas produced from Questar Gas's properties.)

     The production of oil and gas is subject to regulation by appropriate federal and state agencies in the United States and by federal and provincial agencies in Canada. In general, these regulatory agencies are authorized to make and enforce regulations to prevent waste of oil and gas, protect the correlative rights and opportunities to produce oil and gas by owners of a common reservoir, and protect the environment. Many leases held or operated by the E&P group are federal or Crown leases subject to additional regulatory requirements. Agencies are generally imposing more restrictions on access to leasehold acreage, thereby increasing the planning time to obtain drilling permits and limiting the E&P group's flexibility to adapt quickly to circumstances.

     Questar E&P maintains regional offices in Denver, Colorado and Tulsa and Oklahoma City in Oklahoma. Canadian operations are managed through an office in Calgary, Alberta. All of the companies own wells and field equipment on properties they operate.

     Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Questar Gas. Questar Gas's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981.

     Wexpro, unlike other members of the E&P group, does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 10 in the Notes to Consolidated Financial Statements.) Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its investment. In connection with its successful development gas drilling, Wexpro charges Questar Gas for its costs plus a specified rate of return (currently 21.7 percent on an after-tax basis and adjusted annually based on a specified formula) on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 1999, Wexpro's investment (net of deferred income taxes) in cost-of-service operations was $108.9 million compared to $97.6 million at year-end 1998. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities and retained experts.

     The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 49 percent of Questar Gas's system requirements during 1999. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 1999, the average wellhead cost of Questar Gas's cost-of-service gas was $1.54 per decatherm ("Dth"), which is lower than Questar Gas's average price for field-purchased gas.

     Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. Wexpro, in 1999, produced 38.9 billion cubic feet equivalent ("Bcfe") of natural gas and liquids from Questar Gas's cost-of-service properties and added reserves of 54.1 Bcfe through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

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

     In January of 2000, Questar E&P and Wexpro completed a successful well in the Pinedale Anticline development in Wyoming and anticipate completing a second successful well in the area. The Questar companies own drilling rights to 14,800 gross acres in the area and have a combined average working interest of 60 percent. Based on 80-acre spacing for drilling sites, the companies estimate there is a potential for 130 drilling locations and estimate ultimate reserves of 4-11 Bcfe per well.

Market Resources, Gathering and Processing

     QGM conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the FERC. QGM was originally established in 1993 to construct and operate the Blacks Fork processing plant in southwestern Wyoming. It expanded in 1996 when Questar Pipeline spun down its gathering assets and activities. QGM was then moved from Questar Pipeline to the Market Resources group in mid-1996 and acquired the processing plants that formerly belonged to Questar E&P.

     QGM's gathering system, which consists of 1,400 miles of gathering lines, compressor stations, field dehydration plants, and measuring stations, was largely built to gather production from Questar Gas's cost-of-service properties. During 1999, QGM gathered
32.1 million decatherms ("MMDth") of natural gas for Questar Gas, compared to 29.9 MMDth in 1998, for which it received $4.7 million in demand charges. Under the terms of a contract that was assigned with the gathering assets from Questar Pipeline, QGM is obligated to gather Questar Gas's cost-of-service production for the life of the properties.

     QGM's gathering system was originally built as a regulated asset; QGM now must operate in a different competitive environment. Often, new wells will have connections with more than one gathering system, and producers insist that gathering systems be tied to more than one pipeline. QGM, however, has been able to expand the volumes of gas it gathers. During 1999, it expanded its total gathering volumes from
120.5 MMDth in 1998 to 136.7 MMDth in 1999.

     In addition to gathering activities, QGM is also engaged in processing activities. It owns a 50 percent interest in the Blacks Fork processing plant, which has a total daily capacity of 84 million cubic feet ("MMcf") and will be expanded in 2000. This plant, which is located in southwestern Wyoming, strips liquids (e.g., ethane, butane) from natural gas volumes. QGM and Wexpro jointly own a processing facility located in the Canyon Creek area of southwestern Wyoming that has a total operating capacity of 45 MMcf per day. QGM also owns interests in other processing plants in the Rocky Mountain and MidContinent areas. The 1999 increase in liquid prices restored the profitability of QGM's processing plants.

Market Resources, Wholesale Marketing

     Questar Energy Trading conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is produced by affiliates) to build a flexible and reliable portfolio. Questar Energy Trading aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities.
During 1999, Questar Energy Trading marketed a total of 101.1 MMDth of natural gas, 2.0 MMBbls of liquids, and 10 megawatt-hours of electricity and earned a margin of $.036 per equivalent Dth. (The volumes and margins exclude affiliated production.)

     Questar Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving owned production and marketing purchases. Questar Energy Trading hedges with a third party at least a portion of owned production and does so with a variety of contracts for different periods of time. Questar Energy Trading does not engage in speculative hedging transactions. (See Note 5 in the Notes to Consolidated Financial Statement for additional information relating to hedging activities.)

     As a wholesale marketing entity, Questar Energy Trading concentrates on markets in the Pacific Northwest, Rocky Mountains, Midwest, and western Canada that are close to reserves owned by affiliates or accessible by major pipelines.

     Questar Energy Trading is expanding its capabilities in order to sustain its activities in an increasingly competitive environment in which sellers and purchasers are becoming more sophisticated. Through a limited liability company, Questar Energy Trading has a certificate issued by the Federal Energy Regulatory Commission ("FERC") to construct and operate a storage reservoir, with 4.5 Bcf of capacity, in southwestern Wyoming adjacent to several interstate pipelines.

Market Resources, General

     Investment in Questar's Market Resources segment is growing faster than its Regulated Services segment. The volatility of commodity prices makes it imperative for the Market Resources group to manage risks and form strategic alliances. This segment will continue to expand the scope of its activities with joint venture or alliance relationships.

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

Regulated Services, Introduction

     Questar's Regulated Services segment includes Questar Gas, a retail distribution utility; Questar Pipeline, an interstate pipeline; QES, an entity engaged in retail energy services, particularly appliance financing and energy management services; and QRS, a subholding company that provides administrative services to all these entities. All members of the Regulated Services group have common officers and share service functions, e.g., marketing, planning, business development, engineering, compensation, legal, regulatory affairs, accounting, and budgeting. All Regulated Services employees share base and incentive compensation programs and are expected to work together to improve customer service and operating efficiency. The integration of the entities has resulted in lower operating and maintenance costs and better coordination of activities and projects.

Regulated Services, Retail Distribution

     Customers and Deliveries. Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 1999, it was serving 686,317 sales and transportation customers, a 3.5 percent increase from the 663,392 customers as of year-end 1998. (Customers are defined in terms of active meters.)

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

     Questar Gas added 22,925 customers in 1999, which was the sixth consecutive year in which it added at least 20,000 customers. Utah's population is continuing to grow faster than the national average, and Questar Gas expects to add 17,000-21,000 customers each year for the next several years.

     Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) consumes over 75 percent of his total gas requirements in the coldest six months of the year. Questar Gas's revenue forecasts used to set rates are based on normal temperatures. As measured in degree days, temperatures in Questar Gas's service area were 8 percent warmer than normal in 1999, which was the sixth consecutive year in which temperatures have been warmer than normal.

     Questar Gas's sensitivity to weather and temperature conditions, however, has been ameliorated by adopting a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which has been in effect since 1997, adjusts the non-gas portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

     During 1999, Questar Gas sold 82.2 MMDth to residential and commercial customers, compared to 83.2 MMDth in 1998. General service sales to residential and commercial customers were responsible for 88 percent of Questar Gas's total revenues in 1999. The decline in sales volumes reflects a one percent decrease in the average usage of gas on a temperature-adjusted basis between 1998 and 1999. Questar Gas customers are continuing to use more efficient gas-burning appliances.

     Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 1999-2000 heating season, Questar Gas used a design-day demand of 999,650 Dth for firm sales customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm-transportation customers; the combined design-day requirement for supply and transportation capacity is 1,129,133 Dth. Questar Gas's management believes that the distribution system is adequate to meet the demands of its firm customers.

     Questar Gas has been providing transportation service since 1986. It has worked diligently to retain its transportation customers with cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Questar Gas's sales rates.

     Questar Gas's largest transportation customers, as measured by revenue contributions in 1999, are the Geneva Steel plant in Orem, Utah; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City.

     Questar Gas's total industrial deliveries, including both sales and transportation, decreased from 65.1 MMDth in 1998 to 61.5 MMDth in 1999, reflecting a slowdown in operations by a major customer.

     Gas Supply. Questar Gas's competitive position has been strengthened as a result of owning natural gas producing properties. During 1999, it satisfied 49 percent of its system requirements with the cost-of-service gas produced from such properties. These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Questar Gas's investment in these properties is included in its utility rate base.

     Questar Gas had reserves of 353.4 Bcf as of year-end 1999, compared to 339.8 Bcf as of year-end 1998. (The reserve numbers do not include volumes attributable to royalty interests.) The average wellhead cost associated with Questar Gas's cost-of-service reserves was below the cost of purchased gas. During 1999, Questar Gas recorded $1.9 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Questar Gas believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

     Questar Gas uses storage capacity at Clay Basin (a base-load storage facility owned and operated by Questar Pipeline) to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

     Questar Gas has a balanced and diversified portfolio of gas supply contracts with suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under longer-term contracts, primarily during the winter heating season. The contracts have market-price provisions and are either of short-term duration or renewable on an annual basis upon agreement of the parties. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In its latest semi-annual pass-through application, Questar Gas estimated that its average cost of purchased gas would be $2.61 per Dth for gas delivered to the upstream pipeline.

     Competition. Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Questar Gas to retain 90-95 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. Questar Gas has virtually 100 percent of the space heating and water heating offered in new homes within its service area that are connected to its system.

     Although Questar Gas is a public utility and has no direct competition from other distributors of natural gas for residential and commercial customers, it competes with other energy sources. Questar Gas continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources.

     Questar Gas is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Its market share for other gas appliances, e.g., ranges and dryers, has historically been less than 30 percent, which is significantly lower than its over 90 percent market share for furnaces and water heaters. Questar Gas continues to focus marketing efforts to develop incremental load in existing homes and new construction.

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

     The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Questar Gas's service area and provides an alternative delivery source for transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River pipeline. The existence of this interstate pipeline system has made it possible for Questar Gas to extend service into a new area in Utah and to develop a second source of supply for its central and its southern Utah system. Questar Gas has taps on the Kern River line for the delivery of additional peak-day supplies to meet increasing demand.

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

     Questar Gas has been reviewing the opportunities and risks associated with unbundling and believes that it is well-positioned to succeed in a competitive environment. Questar Gas is accurately described as an efficient local distribution company. It has consistently increased the number of customers served per employee as it has consolidated activities and taken advantage of technological developments. Its operating efficiency is buttressed by owning the reserves to meet 40-50 percent of its current demand and by having storage capacity to balance the relationship between production of its reserves and seasonal demands of residential customers.

     Questar Gas and other retail distribution companies have been subject to governmental regulation as a substitute for competition. Other industries--airline, trucking, telecommunication, financial service, and interstate pipeline--have been and are being deregulated, and competitive market forces are forcing these industries to focus on operating efficiency. The substitution of competition for regulation has caused Questar Gas and other distribution companies to continue to review their costs and reexamine their commitment to sales service.

     Questar Gas offers its Wyoming residential and commercial customers a "supplier choice" program that was approved by the PSCW in 1998. Under the terms of this program, general service customers in Wyoming have the option of selecting a different supplier of natural gas while purchasing transportation and associated services from Questar Gas. As of the date of this report, no other supplier has offered to provide service under the program. Questar Gas expects to continue offering the program to its Wyoming customers and hopes that it will provide valuable information about customer preferences.

     The state of Utah and the PSCU are actively involved in reviewing the restructuring and unbundling of telephone and electric utility services. Questar Gas anticipates that electric utility service will be unbundled before retail gas distribution service. Given its attractive rates and high customer service ratings, Questar Gas does not believe that its residential customers will push for rapid unbundling of gas utility services in Utah.

     Regulation. As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. (Questar Gas's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, rates for Questar Gas's Idaho customers are regulated by the PSCU.) Questar Gas's natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions.

     Questar Gas has consistently endeavored to balance the costs of adding more than 20,000 customers each year with the cost savings associated with reducing labor costs, consolidating activities, and utilizing new technology.

     In December of 1999, Questar Gas was disappointed to receive an order from the PSCU that denied its application to recover certain gas-processing costs in its pass-through proceedings. Questar Gas, in order to give its customers time to adjust the combustion settings for gas appliances in its service area to handle lower-Btu gas, determined to enhance the Btu of such gas by contracting to have carbon dioxide removed from it and agreeing to pay the costs associated with this activity. Questar Gas included the processing costs in its pass-through application filed in June of 1999.

     The PSCU's order forced Questar Gas to accelerate the timing of a request for general rate relief. In its general rate case application, which was filed with the PSCU on December 17, 1999, Questar Gas requested a total rate increase of $22.2 million and interim rate relief equal to the approximate amount of the annual disallowance for gas processing costs. The PSCU approved Questar Gas's request for interim relief and permitted it to collect an annualized increase of $7.065 million, subject to refund, effective January 1, 2000.

     In its application, Questar Gas is also requesting a return of equity of 12 percent (compared to its current return on equity of 11.3-11.5 percent). It pointed out that it has been 15 years since it received a significant general rate increase and noted that its net investment has increased by $305 million, its customer-per-employee ratio has increased from 292 to 559, and its usage per customer has decreased by 17 percent. Hearings are scheduled to begin June 5, 2000. Under Utah law, the PSCU has 240 days from the filing date, or August 14, 2000, in which to consider Questar Gas's general rate case application and issue an order concerning it.

     Questar Gas has also appealed the PSCU's decision denying it the ability to collect processing costs as part of its pass-through proceedings.

     Questar Gas has supported legislative efforts to address regulatory problems in Utah. In early 2000, the Utah state legislature adopted legislation to direct the PSCU to balance the interests of consumers and investors, encourage rate-case settlements without protracted and adversarial proceedings, and to consider future "known and measurable" changes in setting rates. The legislation also consolidated two regulatory agencies into one. This legislation won't become effective until July 1, 2001, and won't affect the outcome of Questar Gas's general rate case proceedings in 2000, but should provide for better regulatory processes in the future.

     During 1999, Questar Gas also filed a general rate application to decrease its rates in Wyoming as a result of lower operating costs. After public hearings, the PSCW permitted Questar Gas to continue reflecting a return on equity of 11.83 percent in its Wyoming rates and to reflect processing costs in such rates.

     Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. The most recent pass-through case reflected an increase in gas costs, and the resulting rates became effective December 1, 1999.

     Questar Gas also increased its Utah rates effective January 1, 2000, to reflect the impact of an interim order in its Utah general rate case. The typical residential customer in Utah would have an annual bill of $611.19, using rates in effect as of January 1, 2000, compared to an annual bill of $564.56, using rates in effect as of July 1, 1999.

     Miscellaneous. Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 20,696 miles of street mains, service lines, and interconnecting pipelines. Questar Gas has consolidated many of its activities in its operations center located in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Questar Gas has fee title to the properties on which its operation and service centers are constructed.

Regulated Services, Transmission and Storage

     Questar Pipeline is an interstate pipeline company transports natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado and stores gas volumes in Utah and Wyoming. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline is subject to regulation by the FERC as to rates and charges for storage and transportation of gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, accounts and records, and depreciation and amortization policies. Questar Pipeline holds certificates of public convenience and necessity granted by the FERC for the transportation and underground storage of natural gas in interstate commerce and for the facilities required to perform such operations.

     Transmission System. Questar Pipeline, as an open-access pipeline, transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Questar Pipeline has a 72 percent ownership interest in Overthrust Pipeline Company ("Overthrust") and, through a subsidiary, a 50 percent ownership interest in TransColorado Gas Transmission Company ("TransColorado").

     Questar Pipeline's transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple connections to other major pipeline systems and access to major producing areas. Questar Pipeline's transmission system connects with the transmission systems of Colorado Interstate Gas Company ("CIG"), the middle segment (commonly referred to as the "WIC segment") of the Trailblazer pipeline system, The Williams Companies, Inc. ("Williams") including Kern River, and TransColorado. These connections provide access to markets outside Questar Gas's service area and allow Questar Pipeline to transport gas for nonaffiliated customers.

     Questar Pipeline's transmission system includes 1,734 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Questar Gas's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas.) This system includes two major segments, often referred to as the northern and southern systems; the northern system segment extends from northwestern Colorado through southwestern Wyoming into northern Utah, and the southern system segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

     Questar Pipeline's largest transportation customer is Questar Gas. During 1999, Questar Pipeline transported 105.5 MMDth for Questar Gas, compared to 107.5 MMDth in 1998. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Questar Gas as well as some volumes purchased by Questar Gas directly from field producers.

     Questar Gas has reserved firm transportation capacity of about 800,000 Dth per day on an ongoing basis, or about 72 percent of Questar Pipeline's reserved capacity. (Questar Gas also contracts for additional capacity during the heating season.) Questar Pipeline's transportation agreement with Questar Gas was extended in 1999 for another three years and expires on June 30, 2002. Questar Gas paid reservation charges of $50.7 million to Questar Pipeline in 1999; these charges include reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Questar Gas releases it to others, primarily industrial transportation customers and marketing entities.

     Questar Pipeline recovers approximately 95 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay primarily for access to transportation capacity. Consequently, Questar Pipeline's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly impacted by fluctuating demand based on the vagaries of weather or natural gas prices. Its revenues may be adversely affected if the FERC changes its basic regulatory scheme of "straight fixed-variable" rates.

     Questar Pipeline's total system throughput decreased from 255.1 MMDth in 1998 to 253.5 MMDth in 1999. This decrease was primarily attributable to lower transportation volumes for affiliated customers other than Questar Gas, which declined from 26.9 MMDth in 1998 to 12.2 MMDth in 1999. The overall decrease in volumes resulted in a one percent decrease in revenues associated with transportation service, or $69.9 million in 1999 compared to $70.8 million in 1998.

     In addition to the transmission system described above, Questar Pipeline has a 72 percent interest in and is the operating partner of Overthrust, a general partnership that owns and operates the Overthrust segment of Trailblazer. (Its percentage increased from 54 percent to 72 percent effective January 1, 2000, when it purchased the 18 percent owned by Enron Overthrust Pipeline Company.) Trailblazer, in turn, is a major 800-mile line that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments. Although the Overthrust segment is currently underutilized, Questar Pipeline and its remaining partners are reviewing opportunities, including backhauling, to increase its value.

     The Kern River pipeline, which is owned by Williams, was built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California. It runs through Utah's Wasatch Front, making it possible for some large industrial customers to bypass both Questar Gas and Questar Pipeline by buying transportation service on Kern River. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, has also provided Questar Pipeline with opportunities to make additional connections with outside markets.

     At year-end 1999, Questar Pipeline recorded a writedown of $49.7 million ($31.3 million on an after-tax basis) of its interest in the TransColorado pipeline project. Questar TransColorado, Inc. which is a subsidiary of Questar Pipeline, and a subsidiary of Kinder Morgan, Inc. (formerly KN Energy) each have a 50 percent interest in the project. This project, which commenced operations March 31, 1999, was built to transport natural gas from the Rocky Mountain area that was traditionally priced lower than other gas supplies, e.g., San Juan, to California and Midwestern markets through interconnections with major pipeline systems. Constructed at an approximate cost of $310 million, the pipeline originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico.

     In its first nine months of operation, TransColorado incurred significant losses because gas prices did not reflect basis differentials that encouraged producers and market aggregators to transport volumes on the line. Questar Pipeline determined that the situation was not temporary in nature. Questar Pipeline has a contractual right to put its 50 percent interest in TransColorado to its partner during a one-year period commencing March 31, 2001.

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

     Storage and Processing. Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. The facility has a capacity of
117.5 Bcf. Clay Basin has been operational since 1977 and has been successfully expanded several times. Storage service is important to parties that need to balance purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. The storage capacity at Clay Basin is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.3 Bcf of working gas capacity at Clay Basin. Other large customers, in addition to Questar Gas, include Williams; Washington Natural Gas Company, a utility in the state of Washington; and BC Gas Utility Ltd., a distribution utility in British Columbia, Canada. Questar Pipeline also offers interruptible storage service at Clay Basin and allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

     New Projects. During 1999, Questar Pipeline received a preliminary decision from the FERC in favor of its proposed conversion of an oil pipeline to natural gas. The 700-mile pipeline, which Questar Pipeline named the Southern Trails line after acquiring it in 1998, extends from the Four Corners area of Utah, Colorado, New Mexico, and Arizona to Long Beach, California. The FERC determined that a certificate of public convenience and necessity should be issued to Southern Trails under the optional certificate procedure and dismissed as "speculative" allegations made by intervening parties that the line would result in idle capacity and unrecovered costs on other systems. Final regulatory approval is dependent on the completion of a favorable environmental review.

     Questar Pipeline has delayed its original plan to complete the conversion and install the necessary compressors in 2000. It is optimistic that California regulators will take action to allow more competition, which will facilitate its efforts to market capacity to California customers. Questar Pipeline will not convert the line to natural gas service until it receives the FERC certificate, regulatory issues restricting its ability to compete for transportation customers in California are resolved, and rights-of-way are obtained.

     Questar Pipeline has a pending application before the FERC to construct and operate a new line, identified as Main Line 104, that is
75.6 miles long and 24 inches in diameter and extends from Price, Utah, near the Ferron area of coalbed methane gas, to Questar Gas's system at Payson, Utah, and the Kern River line near Elberta, Utah. CIG is a 50 percent partner in the project, which is estimated to cost $81 million and which will provide approximately 272,000 Dth of additional firm transportation capacity. Questar Gas has contracted with Questar Pipeline for approximately 22 percent of the additional capacity on the line, which is scheduled to be in service before the winter heating season of 2001-02.

     Through a subsidiary, Questar Pipeline also owns the processing plant near Price, Utah, that removes carbon dioxide from coalbed methane gas in order to raise the Btu content of the gas enough to be safely and efficiently used for appliances in Questar Gas's service area.

     Miscellaneous. Questar Pipeline extended its footprint to other parts of the western United States by participating in the TransColorado pipeline project and purchasing the Southern Trails line. There are market risks associated with these projects, as evidenced by Questar Pipeline's decision to writedown its investment in TransColorado. Questar Pipeline's efforts to make the Southern Trails line successful are affected by its ability to address regulatory constraints and to compete with a local distribution company in southern California.

     Questar Pipeline does not currently plan to file a general rate case in 2000. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

     Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and increased the risks associated with new projects. Questar Pipeline has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets and it has significant storage capacity with Clay Basin. Questar Pipeline intends to take advantage of these assets by increasing its "intra-hub capacity" or its ability to quickly and reliably move gas between receipt and delivery points and by expanding its storage capacity and services. Questar Pipeline is currently reviewing the feasibility of a salt cavern storage project in southwestern Wyoming.

Regulated Services, Other Services

     QES was organized in 1996 to pursue opportunities created by the deregulation of energy markets and was transferred from QMR to QRS effective January 1, 1999. It provides energy management equipment, installation, and service contracts for commercial and industrial clients and home security systems, service contracts, and equipment financing to residential customers. QES is currently reviewing additional opportunities.

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

     Questar InfoComm provides information, communication, and electronic measurement services. It operates a regional microwave system that covers much of Utah and southwestern Wyoming. This digital system was originally built to satisfy the needs of Questar's operations, but also carries data for alternative telephone providers and other external customers. Questar InfoComm installs and maintains telephone-switching equipment and voice-mail systems. It built and leases a fiber optic telephone network in parts of Salt Lake City for an alternative telephone provider, Nextlink Communication, and owns shares of stock issued by Nextlink.

     Questar InfoComm, in addition to Nextlink, owns equity positions in other companies that are involved in telecommunications. It owns an equity interest in Evolution Networks, a private company organized in 1999 to take advantage of opportunities with integrating and extending microwave facilities, and Parker Vision, a Florida-based firm that develops wireless technology and new equipment using such technology.

     During 1999, Questar InfoComm launched a new project, tentatively referred to as MetroNet Services, that will combine data centers, Web enablement, and network services, for small to medium-sized businesses. To support this project, Questar InfoComm organized and staffed a new subsidiary, transferred its 22,800-square foot E-Commerce Center in Salt Lake to the subsidiary, and purchased two small network-service providers. Questar InfoComm also anticipates the purchase of a web-enablement entity early in the second quarter and has begun construction of a second E-Commerce Center in Salt Lake County. The E-Commerce Center provides facilities for hosting applications and support services for web applications in a secure and reliable environment with high-speed connections to communications networks. The Center is fully leased by Questar companies and other tenants.

     Questar InfoComm also owns a Colorado-based manufacturing company, Questar Baseline Industries, Inc. ("Baseline"), that develops and manufactures gas-analysis systems. This entity was purchased in 1998 to support Questar InfoComm's strategy to expand its gas-analysis expertise and applied technology services.

     As of year-end 1999, Questar retained 781,481 shares of its original 3.9 million shares issued by Nextel, an international wireless communication company. The Company acquired this stock in 1994 when it sold Questar Telecom, a specialized mobile radio subsidiary, to Nextel. During 1999, Questar InfoComm also sold a portion of its investment in Nextlink, an alternative telephone provider.

     The Company is using the money realized from the sale of Nextel and Nextlink shares to fund its stock repurchase program. Through March 1, 2000, Questar had repurchased 2,500,700 shares, at a cost of $40.6 million, since it announced a $50 million program in the spring of 1999.

     Questar no longer owns the office building in downtown Salt Lake City that serves as its headquarters facility. It does have a long-term lease for the building and has approximately 750 employees in it. Questar, through a subsidiary, continues to own property adjacent to the building that is currently used for parking and will continue to review proposals to develop it.

     Through an affiliate, Questar also owns 14.5 acres of commercial real estate in Salt Lake County that was the site of the Wasatch Chemical clean-up activities. See Legal Proceedings. Although the Company intends to continue owning the property to minimize any future problems associated with environmental compliance, it believes that the property can earn attractive returns when leased.

Employees

     As of December 31, 1999, Questar and its affiliates had 2,288 employees compared to 2,338 at year-end 1998. Of this total, 1,497 worked for the Regulated Services segment, 410 worked for Market Resources entities, and 381 worked for corporate, Questar InfoComm, MetroNet, and Baseline. None of these employees is represented under collective bargaining agreements. During the fourth quarter of 1999, Questar InfoComm offered an early-retirement program to eligible employees; the window program was accepted by 50 employees. Questar has comprehensive benefit plans for its employees. Employee relations are generally deemed to be satisfactory.

Environmental Matters

     Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 1999, Questar continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

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

Oil and Gas Operations

     Oil and gas operations are significant to the business functions and financial condition of Questar. (All information set forth below relates to the Company on a consolidated basis.) Certain information concerning the Company's oil and gas operations is presented in Note 11 in the Notes to Consolidated Financial Statements. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

     Reserve Reports. The following is a reconciliation of reserve quantities reported in Note 10 in the Notes to Consolidated Financial Statements and reserve quantities reported to other regulatory agencies:

     The Company, on a consolidated basis, is reporting 868.1 Bcf of natural gas reserves at year-end 1999. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

     During 1999, the Company filed estimated reserves as of year-end 1998 on Form EIA-23 with the Energy Information Administration in the Department of Energy and will submit a comparable report for 1999. Although the Company used the same technical and economic assumptions when it filed this report, it was obligated to report reserves on wells it operates, not on all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

     Questar Gas files information using a FERC Form 2 format with the PSCU and PSCW and lists gas reserves of 403.4 Bcf (working interest) at December 31, 1999, which include reserves attributable to royalty interests. The 353.4 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note 11 exclude reserves attributable to royalty interests.

     Questar Pipeline files a Form 2 (Annual Report) with the FERC. The Form 2 discloses Questar Pipeline's cushion gas of 61.6 Bcf at December 31, 1999. This gas is not included in the total reserve number.

     Oil and Gas Production.1

                             1999           1998            1997

     Natural gas (MMcf)    101,602        88,447          84,896
     Oil (Mbbl)              2,934         2,953           2,962

     1Production quantities from all properties, including cost-of-service properties.

     Average Sales Price.2
                              1999     1998     1997

     Natural gas per Mcf    $ 2.00   $ 1.92   $ 1.89
     Oil per bbl             14.49    12.69    18.29

     2Average sales price is calculated on production excluding cost-of-service volumes.

     Average Production (Lifting) Cost. The average production cost Mcfe excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6 Mcf of gas.

                                1999      1998      1997

     Production cost per Mcfe   $.63      $.67      $.68

     Producing Wells at December 31, 1999.

                                   Gas        Oil

     Gross wells                   3,805    1,342
     Net wells                     1,438      513

     The numbers for gross wells include 127 wells with multiple completions.

     Leasehold Acreage at December 31, 1999. Questar can retain its interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. Leasehold acreage is located in the United States and Canada. Approximately 78 percent of the domestic unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 22 percent is attributable to fee leases that generally have three- to five-year terms. About 30 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken. Substantially all the Canadian unproved acreage is related to Crown or government leases, which provide for five-year terms.

     The following chart lists the Company's consolidated productive and unproved acreage:

                          Productive              Unproved
                       Gross       Net        Gross       Net

United States      2,376,855   779,868    1,772,353   754,138
Canada                76,339    20,765      100,929    41,518

   Total           2,453,194   800,633    1,873,282   795,656

     Net Productive and Dry Wells Drilled.

                  Exploratory Wells      Development Wells
                  1999   1998   1997     1999  1998   1997

     Productive             2      3       84    61     36
     Dry             1      3               8     5      7

     Total           1      5      3       92    66     43

     Present Activities. At year-end 1999, Questar affiliates had a working interest in 32 wells waiting on completion and 7 wells being drilled.

     Delivery Commitments. Questar Gas is obligated to deliver natural gas to approximately 686,300 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

     The E&P group sells a majority of its oil and gas production through Questar Energy Trading on the spot-market or under short-term contracts that provide for price readjustments.

ITEM 3.  LEGAL PROCEEDINGS

     There are various legal proceedings pending against the Company and its affiliates. Significant cases are discussed below.

     Questar E&P is a named defendant in a class action lawsuit involving royalty payments that is pending in an Oklahoma state court. (Named defendants also include Questar and QMR, in addition to nonaffiliated companies.) The plaintiffs in the lawsuit, Bridenstine vs. Kaiser Francis Oil Company, allege fraud and contract claims and allege damages against all defendants for a 17-year period in excess of $54,000,000 plus punitive damages. The primary claim alleges that a transportation fee charged against royalty payments was improper and excessive. The claims involve wells connected to an intrastate pipeline system that QGM presently owns and operates. Questar E&P and another defendant, Kaiser Francis, are the major working interest owners and operate a majority of the wells connected to the system.

     Questar E&P disputes the claims; a jury trial in the case is scheduled for August of 2000.

     Questar and some affiliates are involved in several cases filed by an independent producer, Jack Grynberg. The first significant case resulted in an adverse jury verdict in 1994; the presiding federal district court judge in Wyoming entered a judgment as a matter of law that vacated most portions of the original jury verdict. The Tenth Circuit Court of Appeals, in January of 2000, reinstated some portions of the original jury verdict. Specifically, the appellate court reversed the trial court's judgment on take-or-pay, breach of contract, intentional interference with a contract, and price on deregulation claims. The Tenth Circuit upheld the district court's determination on duty to decontrol, working interest ownership, and stolen gas claims.

     Questar Gas, as a result of acquiring Questar Pipeline's gas purchase contracts, is liable for the judgment and has paid approximately $5.1 million to satisfy it. Questar Gas plans to include any amounts that it pays to Grynberg in its gas purchase balancing account.

     Grynberg filed a second case before the same federal district court in 1997, alleging new claims, including antitrust and fraud, in addition to the same claims raised in the initial litigation for a later period of time. This case has been stayed pending the outcome of the Tenth Circuit appeal, although the district court did rule favorably on the Questar parties' motion for a partial summary judgment.

     Questar affiliates are also named defendants in a lawsuit filed by Grynberg under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming's federal district court. The cases involve allegations of industry-wide mismanagement of the value of gas on which royalty payments are due the federal government. The complaint also seeks treble damages and imposition of civil penalties.

     Finally, Grynberg has filed a case against Questar Pipeline in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property. Grynberg cites mismanagement to support claims for breach of contract, negligent mispresentation, fraud, breach of fiduciary responsibilities, etc.

     With the exception of the first case that has been resolved by the Tenth Circuit, it is too early to estimate the outcome of the various cases filed by Grynberg against Questar affiliates.

     The Company continues to monitor the Wasatch Chemical property in Salt Lake City, which is still included on the national priorities list, commonly known as the "Superfund" list. The Wasatch Chemical property was the location of chemical mixing operations and is the subject of a 1992 consent order. Questar conducted the necessary soil remediation and groundwater remediation activities and expects that the site will be eventually removed from the Superfund list.

     See "Regulated Services, Retail Distribution, Regulation" for a review of significant regulatory proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of stockholders during the last quarter of 1999.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 12 in the Notes to Consolidated Financial Statements. As of March 20, 2000, Questar had 12,046 shareholders of record and estimates that it had an additional 20,000-23,000 beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA

                                             1999       1998       1997       1996       1995
                                          (In Thousands, Except Per Share Amounts)
Revenues                                    $924,219   $906,256   $936,337   $817,981   $649,287
Operating expenses
  Natural gas and other product purchases    342,129    365,168    399,941    314,271    199,419
  Write-down of oil and gas properties                   34,000      6,000
  Other expenses                             402,172    374,307    360,241    332,087    307,842
    Total operating expenses                 744,301    773,475    766,182    646,358    507,261

    Operating income                        $179,918   $132,781   $170,155   $171,623   $142,026

Interest and other income                     74,700     18,202     19,667     12,040     15,753

Write-down of investment in
partnership                                  (49,700)

Net income                                   $98,830    $76,899   $104,795    $98,145    $83,786

Basic earnings per common share                $1.20      $0.93      $1.27      $1.20      $1.03
Diluted earnings per common share              $1.20      $0.93      $1.27      $1.19      $1.02

Dividends per share                            $0.67      $0.65      $0.62      $0.60      $0.58
Book value per common share                    11.37      10.62      10.30       9.41       8.76

Total assets                              $2,237,997 $2,161,281 $1,945,017 $1,816,225 $1,584,553
Net cash provided from operating
activities                                   214,998    284,685    202,678    182,921    204,171
Capital expenditures                         268,004    461,347    212,797    291,835    118,188

Capitalization
   Long-term debt, less current portion      735,043    615,770    541,986    555,509    421,695
   Redeemable cumulative preferred stock                                        4,828      4,957
   Common stock                              925,845    877,958    845,778    772,085    712,675
     Total capitalization                 $1,660,888 $1,493,728 $1,387,764 $1,332,422 $1,139,327

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

Questar Corporation earned $98.8 million in 1999, representing a 29% improvement over net income reported for 1998. However, there were several notable transactions in both 1999 and 1998.
Eliminating these notable transactions results in an increase of income of 2% in 1999 as indicated by the following tables.

Earnings impact of notable transactions after income taxes:

                                               1999        1998        1999        1998
                                            (In Thousands)          (Per Share)
Net income as reported                          $98,830     $76,899       $1.20       $0.93
Gain from sales of Nextel
     shares                                     (33,400)     (2,847)      (0.40)      (0.03)
Gain from sales of
   Nextlink shares                               (3,482)     (1,500)      (0.04)      (0.02)
Write-down of investment
   in partnership                                31,300                    0.38
Early retirement costs                            1,781                    0.02
Full cost write-down                                         20,315                    0.25
Recurring net income                            $95,029     $92,867       $1.16       $1.13

Recurring net income by lines of business:

                                               1999        1998        Change    Percentage
                                            In thousands
Questar Market Resources                        $45,866     $34,052     $11,814          35%
Questar Regulated Services                       42,379      54,827     (12,448)        -23%
Corporate and other operations                    6,784       3,988       2,796          70%
                                                $95,029     $92,867      $2,162           2%

Questar Market Resources' net income rose 35% in 1999 compared with 1998 due primarily to a 22% increase in natural gas production, higher commodity prices and increased investment by Wexpro in gas-development properties.

Net income of Questar Regulated Services decreased
23% in 1999 because of operating losses from the TransColorado Pipeline, higher operating expenses to serve a rapidly growing distribution customer base, lower gas usage per distribution customer and the disallowance of rate coverage in Utah of certain already incurred gas- processing costs.

Net income of corporate and other operations increased 70%, excluding the sales of securities and the expense of an early retirement program. The improvement resulted from increased information-technology services provided to affiliated companies and through sales of electronic- commerce internet services.

RESULTS OF OPERATIONS

QUESTAR MARKET RESOURCES (Market Resources) conducts
Questar's exploration and production, gas gathering and processing and energy marketing. Following is a summary of financial results and operating information.

                                                        Year Ended December 31,
                                                1999        1998        1997
                                            (Dollars In Thousands)
OPERATING INCOME
Revenues
  Natural gas sales                            $125,245     $98,767     $89,489
  Oil and natural gas liquids                    41,521      36,722      53,722
     sales
  Cost-of-service gas operations                 61,705      61,448      52,950
  Energy marketing                              243,296     234,565     297,413
  Gas gathering and processing                   22,341      21,954      25,998
  Other                                           4,203       4,816       4,068
        Total revenues                          498,311     458,272     523,640

Operating expenses
  Energy purchases                              239,201     230,462     291,851
  Operating and maintenance                      79,916      74,863      71,858
  Depreciation and amortization                  78,608      71,377      67,078
  Write-down of oil and
   gas properties                                            34,000       6,000
  Other taxes                                    21,516      24,988      25,569
  Oil-income sharing                              2,292       1,053       2,347
        Total operating expenses                421,533     436,743     464,703
          Operating income                      $76,778     $21,529     $58,937

OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                        62,712      51,309      47,442
    Oil and natural gas liquids
     (in Mbbl)                                    2,866       2,894       2,938
Production revenue
     Natural gas (per Mcf)                        $2.00       $1.92       $1.89
     Oil and natural gas liquids (per bbl)       $14.49      $12.69      $18.29
Wexpro investment base, net
     of deferred income taxes
     (in 000)                                  $108,890     $97,594     $72,867
Energy-marketing volumes
    (in thousands of equivalent
      Dth)                                      112,982     113,513     142,601
Natural gas-gathering
  volumes (in MDth)
    For unaffiliated customers                   84,961      72,908      57,586
    For Questar Gas                              32,050      29,893      28,506
    For other affiliated
      customers                                  19,659      17,720      17,679
        Total gathering                         136,670     120,521     103,771
    Gathering revenue (per Dth)                   $0.15       $0.16       $0.21

Market Resources' operating income increased 38% in 1999 compared with 1998 excluding a 1998 full- cost write-down. Primary factors were an increase in gas production, higher commodity prices and an increase in the Wexpro investment base.

Revenues from natural gas sales were 27% higher in 1999 compared with 1998. Gas production rose 22% and selling prices were 4% higher. Revenues from selling oil and natural gas liquids (NGL) climbed
13% in 1999 due to a 14% increase in average selling prices.

Market Resources achieved a 132% reserve replacement ratio in 1999. Reserve additions, revisions and purchases amounted to 139 Bcfe, with the largest part of the increased reserves coming through drilling results. Market Resources drilled 235 wells (93 net wells), including Wexpro's cost-of-service drilling, with a 90% success rate.
Market Resources sold 34 Bcfe of nonstrategic reserves, mostly in the Permian Basin and Kansas with combined daily production of 4.3 million cubic feet of gas and 1,100 barrels of oil. The sale proceeds reduced the full cost amortization rate in the fourth quarter of 1999. Reserve replacement in 1998 was 250% and 173 Bcfe, primarily the result of acquiring an estimated 150 billion cubic feet equivalent of proved oil and gas reserves, primarily in Oklahoma, as well as in Texas, Arkansas and Louisiana.

Wexpro's investment base, net of deferred income taxes, grew 12% to $108.9 million as of December
31, 1999, through successful development drilling.
Wexpro's effective after-tax return on investment in those properties averaged 18.9% in at the end of 1999. A summary of the Wexpro settlement agreement is provided in Note 10 to the consolidated financial statements.

Market Resources achieved a five-year average finding cost of $.85 per thousand cubic feet equivalent (Mcfe), including cost-of-service reserves, in 1999 compared with $.93 per Mcfe in 1998.

During 1999, Market Resources had forward contracts in place on approximately 59% of gas production at an average price of $2.03 per Mcf, net back to the well. Approximately 56% of oil production, excluding oil produced by Wexpro, was hedged for an average price of $15.02 per barrel, net back to the well, which was equivalent to $16.33 per barrel using the West Texas Intermediate benchmark. At
December 31, 1999, approximately 52% of
company-owned gas production for 2000 and 2001 was under hedging contracts with prices, net back to the well, between $2.15 and $2.23 per Mcf. Oil production in 2000 and 2001 is hedged at $17.22 to $17.67 per barrel, net back to the well, on approximately 84% of production, excluding Wexpro.

A 31% drop in the average selling price of oil and NGL caused a $34 million write-down of oil and gas properties in the fourth quarter of 1998 under full-cost accounting rules. The write-down reduced income by $20.3 million after taxes. Revenues for Market Resources decreased 12% in 1998 compared with 1997, due primarily to lower marketing revenues and lower selling prices for oil and NGL. Natural gas production improved 8% primarily as a result of producing properties acquired in September 1998.

Revenues and product purchases for marketing activities increased 4% in 1999 compared with 1998 resulting in no change in the margin year to year.
The Company received refunds from pipelines as a result of orders issued by the Federal Energy
Regulatory Commission (FERC). Marketing volumes were unchanged year to year.

Revenues from gas gathering and processing grew 2% in 1999. Gathering volumes increased 13% because of increased drilling and gas production in the Rocky
Mountain region.

Operating and maintenance expenses increased 7% in 1999 primarily due to an increase in the number of gas and oil properties. Production costs in aggregate increased 10% in 1999 compared with 1998, but were 6% lower on an equivalent Mcf basis. The full-cost amortization rate was $.80 per thousand cubic feet equivalent for 1999, down from $.85 in 1998. However, depreciation and amortization expense increased 10% in 1999 because of higher production of gas.

QUESTAR REGULATED SERVICES (Regulated Services) conducts Questar's natural gas- distribution, transmission, storage and nonregulated retail energy services.

Natural Gas Distribution - Questar Gas conducts the
Company's natural gas distribution operations.
Following is a summary of financial results and operating information:

                                                        Year Ended December 31,
                                                1999        1998        1997
                                            (Dollars In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial
      sales                                    $396,882    $425,452    $399,174
  Industrial sales                               28,938      29,555      24,459
  Industrial transportation                       6,594       6,480       6,491
  Other                                          17,523      15,336      18,099
        Total revenues                          449,937     476,823     448,223
  Natural gas purchases                         257,265     281,004     248,933
           Margin                               192,672     195,819     199,290

Operating expenses
  Operating and maintenance                     103,308      96,923     101,719
  Depreciation and amortization                  36,426      33,261      31,160
  Other taxes                                     7,625       8,185       8,174
        Total operating expenses                147,359     138,369     141,053
          Operating income                      $45,313     $57,450     $58,237

OPERATING STATISTICS
Natural gas volumes (in MDth)
  Residential and commercial
     sales                                       82,201      83,231      85,747
  Industrial deliveries
    Sales                                         9,823       9,681       9,523
    Transportation                               51,643      55,461      51,313
      Total industrial                           61,466      65,142      60,836
        Total deliveries                        143,667     148,373     146,583
Natural gas revenue (per Dth)
  Residential and commercial                      $4.83       $5.11       $4.66
  Industrial sales                                 2.95        3.05        2.57
  Transportation for industrial
     customers                                     0.13        0.12        0.13
System natural gas cost (per Dth)                 $2.61       $2.57       $2.62
Heating degree days (normal
 5,801)                                           5,317       5,462       5,465
  Warmer than normal                                  8%          6%          6%
Number of customers at December 31,
   Residential and commercial                   684,950     662,084     640,496
   Industrial                                     1,367       1,308       1,200
                                                686,317     663,392     641,696

Questar Gas' operating income was 21% lower in 1999 when compared with 1998 primarily due to lower gas usage per customer, higher operating expenses to serve a rapidly growing customer base and a disallowance of rate coverage in Utah of already incurred certain gas-processing costs. The Public
Service Commission of Utah (PSCU) denied Questar
Gas' request to recover $3.6 million of expenses incurred in the second half of 1999 for the removal of carbon dioxide from a portion of its gas supply.
The Company asked for recovery of these costs as part of a routine semiannual gas-cost filing. The action of the PSCU combined with lower usage per customer, prompted Questar Gas to file a general rate case in December 1999. The Company is seeking
$22 million of rate relief for gas processing and other costs. The Wyoming Public Service Commission approved recovery of gas-processing costs.

Questar Gas requested and received interim rate relief of $7.1 million effective January 1, 2000.
The Company had asked for interim rate relief to partially offset higher costs during the rate case process. The interim rate relief will be collected subject to refund pending the PSCU's final order that must be issued under state law by August 14, 2000.

Usage per residential customer was two decatherms or 1% lower in 1999 compared with 1998 and ten decatherms or 7% lower in 1998 compared with 1997.
Usage per customer is calculated on a
temperature-adjusted basis. Temperatures were warmer than normal in 1999. However, the financial impact of warmer weather has been minimized because of a weather normalization adjustment in rates. Questar
Gas added 22,925 customers, resulting in a 3.5%
growth rate in 1999, and 21,696 customers, or a 3.4% growth rate in 1998. Customer additions in 2000 are expected to reach 20,000 to 21,000.

Gas deliveries to industrial customers decreased by 6% in 1999 because a major steel-producing customer reduced operations and filed for protection under the bankruptcy laws. Industrial deliveries increased in 1998 compared with 1997 due to the effects of a strong regional economy. Margins from gas delivered to industrial customers, either for gas sold or transported, are substantially lower than from gas delivered to residential and commercial customers.

Operating and maintenance expenses were 7% higher in 1999. Increased costs associated with serving a growing number of customers were partially offset by lower labor costs. Labor costs were about $3 million lower in 1999 as a result of an early retirement program effective July 31, 1998. Depreciation increased 10% in 1999, reflecting additional investment in facilities and information-technology to serve the growing number of customers.

Natural Gas Transmission - Questar Pipeline conducts the Company's natural gas-transmission and storage operations. Following is a summary of financial results and operating information:

                                                        Year Ended December 31,
                                                1999        1998        1997
                                            (Dollars In Thousands)
OPERATING INCOME
Revenues
  Transportation                                $69,885     $70,824     $68,837
  Storage                                        37,647      36,463      34,410
  Processing                                      3,570
  Other                                           1,058       1,270       2,190
        Total revenues                          112,160     108,557     105,437

Operating expenses
  Operating and maintenance                      38,534      38,832      37,334
  Depreciation and amortization                  16,743      13,927      14,797
  Other taxes                                     2,488       2,600       2,816
        Total operating expenses                 57,765      55,359      54,947
          Operating income                      $54,395     $53,198     $50,490

OPERATING STATISTICS
Natural gas transportation
 volumes (in MDth)
   For unaffiliated customers                   135,886     120,747     116,215
   For Questar Gas                              105,499     107,501     110,311
   For other affiliated customers                12,153      26,878      37,797
       Total transportation                     253,538     255,126     264,323
   Transportation revenue
     (per Dth)                                    $0.28       $0.28       $0.26
Clay Basin storage, working gas-
    capacity (in Bcf)                              51.3        51.3        46.3

Questar Pipeline's operating income increased 2% in 1999 due primarily to the addition of gas-processing operations. A subsidiary of Questar
Pipeline removes carbon dioxide from certain gas supplies to make them suitable for Questar Gas' system. A $20 million plant was completed and began operation mid-year 1999.

Revenues from storage operations increased 3% in 1999 as a result of expanding firm-storage capacity at the company's Clay Basin facility. Storage capacity was enlarged in May 1998 and is 100% subscribed under long-term contracts. A majority of the contractual volumes has remaining terms of at least 10 years. Questar Gas has contracted for 26% of firm-storage capacity for at least eight years.

Transportation revenues decreased 1% in 1999 due to the decrease in gas volumes transported for affiliated companies. As of December 31, 1999, approximately 76% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 848,000 dth per day, representing 76% of the total reserved daily-transportation capacity at December 31, 1999. This contract, which accounts for 83% of the demand charges collected by Questar
Pipeline, was amended in 1999 extending the term to June 2002.

Questar Pipeline's O & M expenses decreased 1% in
1999 compared with 1998 due primarily to labor- cost savings from a reduction in the number of employees in the third quarter of 1998. Depreciation expense increased 20% in 1999 resulting from capital investment in facilities and information-technology systems.

Questar Pipeline recorded a $49.7 million pre-tax write-down of its investment in a partnership in 1999. A subsidiary of Questar Pipeline is a 50% partner, along with a Kinder Morgan Inc. subsidiary, in the TransColorado Pipeline. With continuing low volumes due to unfavorable regional transportation economics, the Company experienced an other-than-temporary decline in its partnership investment and recorded a write-down. The write-down resulted in a $31.3 million after-tax reduction in net income.

The TransColorado Pipeline extends 292 miles from northwestern Colorado to a northern New Mexico pipeline hub and cost approximately $310 million.
Questar Pipeline has a contractual option to put its 50% ownership of the pipeline interest to its partner, beginning April 1, 2001. The option has a one-year life. Questar's share of TransColorado's operating losses in 1999 averaged $900,000 per month for its nine months of operations. The Company had reported TransColorado's operating results in losses from unconsolidated affiliates.

A subsidiary of Questar Pipeline, Questar Line 90
Company, purchased an oil pipeline for $38 million in 1998. The line extends from the Paradox producing basin of northwestern New Mexico to Long Beach, California. The Company intends to convert this line, named Questar Southern Trails Pipeline, to transport natural gas to customers in the Los
Angeles basin. Environmental and regulatory review processes are continuing. The FERC has given preliminary approval for conversion of the pipeline.
A certificate could be granted in the last half of 2000.

CORPORATE AND OTHER OPERATIONS - This business segment is responsible for information-technology and communications services and corporate administration.

Sales of shares of Nextel and Nextlink stock and the early retirement of information-technology personnel were significant transactions reported by Corporate and Other Operations in 1999. The sales of 1.15 million Nextel shares generated $33.4 million and 165,000 Nextlink shares resulted in $3.5 million of net income in 1999. A $2.9 million expense associated with an early retirement window reduced
1999 net income by $1.8 million. Of the 53 eligible employees, 50 selected the early retirement option.
Operating expenses are expected to be $2.8 million lower in 2000 as a result of lower labor costs. In
1998, 220,000 Nextel shares were sold resulting in $2.8 million of net income. Conversion from an interest in a local Nextlink affiliate to shares of the parent, net of expenses, represented a $1.5 million after-tax gain in 1998.

Questar InfoComm, which supplies
information-technology services, is developing an
e-commerce business that will combine internet
services, network design and facilities
infrastructure. Questar InfoComm acquired two
computer networking businesses in 1999.   Questar
has invested $30 million into the project, with the possibility of an initial public offering in 2000 or 2001.

CONSOLIDATED OPERATING RESULTS

Revenues: Consolidated revenues increased 2% in 1999 compared with 1998 due primarily to increased gas production, higher selling prices for gas, oil and NGL and the revenues from electronic commerce services. These increases were largely offset by lower revenues from gas distribution, a function of lower gas costs collected in rates. Consolidated revenues were 3% lower in 1998 compared with 1997.
Increased revenues from natural gas distribution and transmission operations and higher natural gas production and prices were more than offset by reduced energy-marketing sales and lower oil and NGL prices.

Natural gas and other product purchases: Natural gas and other product purchases were 6% lower in 1999 due to lower gas costs allowed in distribution rates. Natural gas and other product purchases were 9% lower in 1998 compared with 1997 as a result of decreased purchases of gas and oil for energy-marketing sales.

Operating and maintenance: Operating and maintenance expenses (O & M) increased 9% in 1999 compared with 1998. The increase resulted from higher costs of serving a growing number of gas-distribution customers, additional gas and oil producing properties, the costs of e-commerce operations and the costs of an early retirement program for information-technology employees. O & M increased 4% in 1998 compared with 1997 because of higher expenses related to development of new computer and communications systems, operations of additional gas properties and the growth in the number of customers served. Labor costs were about
$4.6 million lower in 1999 compared with 1998 and $2.8 million lower in 1998 compared with 1997 as a result of an early retirement program accepted by 178 employees effective July 31, 1998.

Depreciation and amortization: Depreciation and amortization was 10% higher in 1999 as a result of increased gas production and investment in exploration and production, distribution and transmission facilities. The full-cost amortization rate was $.80 per Mcfe in 1999 compared with $.85 per Mcfe in 1998. The reduction in the amortization rate resulted primarily from increasing reserves and selling properties from the full-cost asset pool at prices in excess of the book value. Depreciation and amortization increased 6% in 1998 as a result of increased capital investment in all business segments and higher gas and oil production. In addition to depreciation expense, the Company wrote down the book value of oil and gas properties by $34 million in 1998 and $6 million in 1997.

Other taxes: Other taxes, primarily production and property related, decreased in 1999 because of lower oil revenues in prior years. Production taxes are based on prior-year production values.

Interest and other income: Gains from selling shares of Nextel and Nextlink were recorded in interest and other income and represent the dominating reason for the year-to-year increase.

                                                        Year ended December 31,
                                                            1999        1998        1997
                                                        (In Thousands)
Sales and conversion of interests
    in securities                                           $60,720     $10,474      $9,376
Return earned on working-gas inventory                        2,198       1,892       1,317
Allowance for borrowed funds used
     during construction                                      2,017       1,426         781
Interest income and other earnings                            9,765       4,410       8,193
     Interest and other income                              $74,700     $18,202     $19,667

Operations of unconsolidated affiliates: This income-statement line item includes the $49.7 million write-down of investment in a partnership that occurred in 1999 and the operating results of unconsolidated affiliates. Questar's share of the loss reported by TransColorado Pipeline amounted to $5.9 million, which comprised an operating loss of $8.2 million reduced by capitalized financing charges (AFUDC) of $2.3 million. Earnings from unconsolidated affiliates were 33% lower in 1998 when compared with 1997 due to lower amounts of AFUDC and an operating loss incurred by a liquids-processing plant.

Debt expense: Increased borrowings to finance capital investments and higher interest rates resulted in interest expense increases of 12% in 1999 and 10% in 1998.

Income taxes: The effective combined federal, state and foreign income tax rate was 32.6% in 1999, 27.4% in 1998 and 30.3% in 1997. Income tax rates were below the combined statutory rate of about 38% primarily due to tax credits for tight-sands gas production. Production tax credits of $7.2 million in 1999, $8 million in 1998 and $9.3 million in 1997 reduced income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities decreased to $215 million in 1999 from $284.7 million reported in 1998 due to working capital changes. Capital expenditures amounted to $268 million in 1999, down from $461.3 million reported in 1998, which included purchases of gas and oil reserves and an oil pipeline.

Operating Activities:

                                                        Year Ended December 31,
                                                1999        1998        1997
                                                        (In Thousands)
Net cash provided from operating
  activities                                   $214,998    $284,685    $202,678

Net cash provided from operating activities decreased 24% in 1999 when compared with 1998. The decline resulted from the payment of accounts payable. The balance in payables was higher at the end of 1998 due to construction projects completed in 1999. The write-downs of investment in partnership and oil and gas properties were noncash expenses.

Investing Activities:

Capital expenditures amounted to $268 million in 1999 and $461.3 million in 1998. Capital expenditures in 1998 included $158 million for gas and oil reserve-purchases and $38 million for an oil pipeline; no similar transactions occurred during 1999. Following is some detail of capital expenditures for 1999 and 1998, and a forecast for 2000:

                                                        Year Ended December 31,
                                                2000
                                              Forecast      1999        1998
                                            (In Thousands)
Questar Market Resources
                                                $15,797      $1,538      $5,898
                                                 57,422      64,642      60,402
                                                 10,372      19,464       6,789
                                                 61,123       3,704     158,000
                                                 11,263      12,856       8,434
                                                  7,925      12,703      11,046
                                                  1,605      19,362       3,977
                                                165,507     134,269     254,546
Questar Regulated Services
Natural gas distribution
                                                 34,851      40,632      35,106
                                                 10,787       9,445      15,338
                                                  5,119       4,170      14,859
                                                 12,528      14,200      11,025
                                                 63,285      68,447      76,328
Natural gas transmission
                                                 17,932      11,936      21,395
                                                  3,492       1,571       6,284
                                                 24,046      14,414      26,000
                                                 10,000      14,639      39,471
                                                  1,000       2,912      16,259
                                                  6,901       4,952       4,909
                                                 63,371      50,424     114,318

Other                                            15,088       1,385         493
                                                141,744     120,256     191,139

Corporate and other operations
                                                 23,562       4,296
                                                  5,779       3,472       7,850
                                                              2,726       1,724
                                                    162       2,985       6,088
                                                 29,503      13,479      15,662
                                               $336,754    $268,004    $461,347

Questar Market Resources
Capital expenditures in 1999 were primarily comprised of exploration and development of gas and oil reserves and a $9.1 million equity contribution in a partnership that operates a liquids-processing plant. Market Resources participated in drilling
235 wells (93 net wells) in 1999 that resulted in 167 gas wells, 10 oil wells, 19 dry holes and 39 wells in progress at year-end. The 1999 success rate was 90%. Early in 2000, Market Resources purchased
100% of the common stock of a Canadian company with 61 Bcfe of gas and oil reserves for $61 million.

Questar Regulated Services - Natural gas distribution
Expansion of the distribution system in response to the rapid customer growth was the focus of capital spending. The distribution system was extended by 720 miles of main, feeder and service lines.

Questar Regulated Services - Natural gas transmission
Capital spending included equity investment in a partnership to complete construction of the TransColorado Pipeline, costs of a crude-oil pipeline which will be converted to transport gas in the future, expansion of the traditional gas-transmission network and completion of a gas-processing plant.

Corporate and Other Operations

Capital expenditures included acquiring e-commerce operations and improving information-technology facilities.

Financing Activities:

The Company used cash flow generated from operations, the sale of investments and a net increase in long-term debt to fund capital expenditures, reduce short-term borrowings, repurchase shares of its common stock and pay dividends to holders of common stock. Proceeds from a sale of nonstrategic gas and oil properties were placed in an escrow account pending reinvestment in strategic producing properties.

In April 1999, the Company announced plans to repurchase up to $50 million worth of its shares over the next two years. By the end of 1999, 1.7 million shares with a cost of $28.3 million had been purchased. The Company used part of the $75.1 million in proceeds from the sales of Nextel and other securities to fund those stock repurchases.

Short-term borrowings amounted to $128.4 million of commercial paper and $15.7 million of bank loans at December 31, 1999. A year earlier, short-term debt consisted of $171.1 million of commercial paper and $50 million of bank loans. The weighted average interest rate on balances at December 31 was 6.14% in 1999 and 5.38% in 1998. Commercial-paper borrowings are backed by short-term line-of-credit arrangements and rated P1 and A1 by Moody's and Standard and Poor's, respectively.

In 1999, Market Resources entered into a long-term senior-revolving-credit facility with a syndication of banks. The credit facility has a $295 million capacity. Market Resources had borrowed $264.9 million as of December 31, 1999 under this arrangement. Questar Pipeline borrowed $42 million in October 1999 through a medium-term note program.
The notes have a 10-year life and a weighted-average coupon rate of 7.48%.

The Company typically has negative net working capital at December 31 because of short-term borrowings. These borrowings are seasonal and generally peak at the end of the year because of cold-weather gas purchases. However, Questar had substantially more current liabilities than current assets at December 31, 1998, because of the short-term debt connected with the Market Resources' acquisitions. The short-term borrowings were converted into long-term debt early in 1999.

Questar's consolidated capital structure consisted of 44% long-term debt and 56% common shareholders' equity at December 31, 1999. Moody's and Standard and Poor's have rated the long-term debt of Questar
Gas and Questar Pipeline A1 and A+, respectively.
Questar Market Resources' debt rating is BBB+ by Standard and Poor's and Baa3 by Moody's. Questar
Market Resources intends to refinance a portion of its debt with the proceeds from the sale of senior notes in 2000.

Market Risk

Questar's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that may subject it to exchange-rate risk.
However, the exposure is not significant due to the amount of the foreign investment. Market Resources also has reserved certain volumes of pipeline capacity for which it is obligated to pay $3 million annually for the next seven years, whether or not it is able to market the capacity to others.

Energy-Price Risk Management: Energy-price risk is a function of changes in commodity prices as supply and demand fluctuate. Market Resource bears a majority of the risk associated with changes in commodity prices. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The Company does not enter into hedging contracts for speculative purposes.

Market Resources held hedge contracts covering the price exposure for about 72.1 million Dth of gas and
2.4 million bbls of oil at December 31, 1999. A year earlier the contracts covered 45.3 million Dth of natural gas and 464,000 bbls of oil. The hedging contracts exist for a significant share of Questar-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 1999, had terms extending through December 2001, with about 65% of those contracts expiring by the end of 2000.

The mark-to-market adjustment of gas and oil price-hedging contracts at December 31, 1999 was a negative $6.2 million. The calculation used energy prices posted on the NYMEX from the last trading day of 1999. A 10% decline in gas and oil prices would cause a positive mark-to-market adjustment of $16.7 million. Conversely, a 10% increase in prices results in a $16.3 million negative mark-to-market adjustment. The fair value of hedging contracts at December 31, 1998, was $6 million. A 10% decline in gas and oil prices would cause the fair value of the contracts to increase by $3.9 million. A 10% increase in prices results in a $4.1 million lower fair value calculation. The sensitivity calculations do not consider the effect of gains or losses recognized on the underlying physical side of these transactions, which should largely offset the change in value.

Interest-Rate Risk Management:  The Company owed
$735 million of long-term debt at December 31, 1999, of which $470.1 million was secured at a fixed rate.
The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The fair value of Questar's long-term debt amounted to $735.4 million at December 31, 1999. The fair-value calculation was based upon quoted market prices and the discounted present value of cash flows using the Company's current borrowing rates. If interest rates declined by 10%, fair value would increase to $753.3 million and interest costs paid on variable-rate long-term debt would decrease about
$1.7 million. The fair value of Questar's long-term debt amounted to $670.1 million at December 31, 1998. If interest rates declined by 10%, fair value would increase to $693.6 million and interest costs paid on variable-rate long-term debt would decrease about $1.1 million. The sensitivity calculations do not represent the cost to retire the debt securities. The book value of variable-rate debt approximates fair value.

Securities Available for Sale: Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day to day market volatility. A 10% change in prices would result in either an up or down change in value of $9.5 million in 1999 and $5.7 million in 1998, respectively.

Foreign Currency Risk Management: The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt.
The net assets of the foreign operation were negative at December 31, 1999. Long-term debt held by the foreign operation, amounting to $59.9 million
(U.S.), is expected to be repaid from future operations of the foreign company. In January 2000, Market Resources purchased 100% of the outstanding common stock of a Canadian company for $61 million
(U.S.).

Year 2000

Questar Corporation established a team to address the issue of computer programs and embedded computer chips being unable to distinguish between the year
1900 and the year 2000 (Y2K).  The team identified
55 projects among Questar and its affiliated companies that were assessed, remediated, tested and determined to be completed. In the process, Questar employees contacted more than 8,000 vendors and suppliers to assess their readiness to meet obligations to Questar. The cost of the Y2K project was approximately $5.1 million.

The Company did not experience a disruption of operations because of Y2K. Preparation for Y2K provided several benefits. The Company completed an inventory of its primary systems and a testing laboratory. Systems were tested and remediated where necessary. The testing laboratory will become an important part of the information-technology management. In response to the Y2K challenge, business contingency plans were revised and successfully tested.

Forward-Looking Statements

The annual report contains forward-looking statements about future operations, capital spending, regulatory matters and expectations of Questar. According to management, these statements are made in good faith and are reasonable representations of the Company's expected performance at the time. Actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, regulatory issues, weather conditions, availability of gas and oil properties for sale and other factors beyond the control of the Company. These other factors include the rate of inflation, quoted price of securities available for sale and adverse changes in the business or financial condition of the Company.

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

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 3, 2000.

     The following individuals are serving as executive officers of the Company:

                               Primary Positions Held with
Name                           the Company and Affiliates

R. D. Cash         57    Chairman of the Board of Directors (May 1985);
                         President and Chief Executive Officer, Director
                         (May 1984); Chairman of the Boards of
                         Directors, all affiliates except Questar Energy
                         Trading.

D. N. Rose         55    President and Chief Executive Officer, Questar
                         Gas (October 1984), Questar Pipeline (March
                         1997), QRS (December 1996), QES (January 1999);
                         Executive Vice President, Questar (February
                         1996); Senior Vice President, Questar (May 1985 to February 1996); Director (May 1984);
                         Director, Questar Gas (May 1984), Questar
                         Pipeline (May 1996), QRS (December 1996), and
                         QES (January 1999).

Gary L. Nordloh    52    President and Chief Executive Officer, all
                         Market Resources affiliates (at various times beginning in March 1991); Executive Vice
                         President, Questar (February 1996); Senior Vice
                         President, Questar (March 1991 to February
                         1996); Director, (October 1996); Director, QMR
                         (May 1991), all Market Resources subsidiaries
                         (various times beginning in June 1989);
                         Chairman, Questar Energy Trading (August 1998).

Clyde M. Heiner    61    Senior Vice President, Questar (May 1984);
                         President and Chief Executive Officer, Questar
                         InfoComm (February 1993) and MetroNet (October
                         1999); Director, QMR (May 1984), Questar
                         InfoComm (February 1993), and MetroNet (October
                         1999).

S. E. Parks        48    Vice President, Treasurer and Chief Financial
                         Officer, Questar and all affiliates except
                         Questar Energy Trading (February 1996);
                         Treasurer, Questar and affiliates except
                         Questar Energy Trading (at various dates beginning in May 1984); Director, Questar E&P
                         (May 1996) and MetroNet (October 1999).

Connie C. Holbrook  53   Vice President and Corporate Secretary (October
                         1984); General Counsel (April 1999); Corporate
                         Secretary, Questar Gas and other affiliates except Questar Energy Trading (at various dates beginning in March 1982); Director, Questar E&P
                         (June 1987), QRS (December 1996), and MetroNet
                         (October 1999).

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 2000 annual meeting, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labeled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2000 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2000 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

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

   3.1.* Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)

   3.2.* Bylaws (as amended effective August 11, 1998). (Exhibit No. 3.2. to Form 10-Q Report for Quarter ended June 30, 1998.)

   4.1.*1 Rights Agreement dated as of February 13, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C. pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 4. to Current Report on Form 8-K dated February 13, 1996.)

   4.2.* Questar Dividend Reinvestment and Stock Purchase Plan. (Exhibit No. 4. to Current Report on Form 8-K dated
             February 8, 2000.)

   10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

   10.2.*2 Questar Corporation Annual Management Incentive Plan, as amended and restated effective May 18, 1999. (Exhibit No. 10.1. to Form 10-Q Report Quarter ended June 30,
             1998.)

   10.3.*2 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

   10.4.2 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 8, 2000.

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

   10.12.*2 Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

   10.13.*2  Questar Corporation Deferred Share Make-Up Plan.
             (Exhibit No. 10.8. to Form 10-Q Report for Quarter Ended June 30, 1998.)

   10.14.*2 Questar Corporation Special Situation Retirement Plan. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

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

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1999.


                    ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a) (1) and (2), and (d)

                   LIST OF FINANCIAL STATEMENTS

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   YEAR ENDED DECEMBER 31, 1999

                        QUESTAR CORPORATION

                       SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Corporation and subsidiaries are included in Item 8:

     Consolidated Statements of income - Years ended December 31, 1999, 1998 and 1997

     Consolidated balance sheets - December 31, 1999 and 1998

     Consolidated statements of common shareholder's equity - Years ended December 31, 1999, 1998 and 1997

     Consolidated statements of cash flows - Years ended December 31, 1999, 1998 and 1997

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


                  Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and common shareholders' equity and cash flows for each of three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with audit standards generally accepted in the United States. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                        /s/Ernst & Young
                                           Ernst & Young
Salt Lake City, Utah
February 7, 2000

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                    Year Ended December 31,
                                                          1999           1998          1997
                                                                    (In Thousands, Except Per Share Amounts)
REVENUES                                                   $924,219       $906,256    $936,337

OPERATING EXPENSES
  Natural gas and other product
     purchases                                              342,129        365,168     399,941
  Operating and maintenance                                 231,704        212,358     204,834
  Depreciation and amortization                             137,744        125,157     118,037
  Write-down of oil and gas properties                                      34,000       6,000
  Other taxes                                                32,724         36,792      37,370

    TOTAL OPERATING EXPENSES                                744,301        773,475     766,182

     OPERATING INCOME                                       179,918        132,781     170,155

INTEREST AND OTHER INCOME                                    74,700         18,202      19,667

OPERATIONS OF UNCONSOLIDATED
AFFILIATES
Income (loss)                                                (4,356)         2,917       4,341
Write-down of investment in
   partnership                                              (49,700)
                                                            (54,056)         2,917       4,341

DEBT EXPENSE                                                (53,944)       (47,971)    (43,766)

     INCOME BEFORE INCOME TAXES                             146,618        105,929     150,397

INCOME TAXES                                                 47,788         29,030      45,602

     NET INCOME                                             $98,830        $76,899    $104,795

EARNINGS PER COMMON SHARE
   Basic and diluted                                          $1.20          $0.93       $1.27

Average common shares outstanding
  Basic                                                      82,547         82,365      82,166
  Diluted                                                    82,676         82,817      82,667

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                          1999           1998
                                                     (In Thousands)
ASSETS
CURRENT ASSETS
  Cash and short-term investments                            $8,291        $17,489
  Accounts receivable                                       143,987        141,186
  Unbilled gas accounts receivable                           37,287         36,444
  Inventories, at lower of average
    cost or market
    Gas stored underground                                   26,913         26,797
    Materials and supplies                                   10,701         11,020
      Total inventories                                      37,614         37,817
  Purchased-gas adjustments                                     432          2,067
  Prepaid expenses and deposits                              11,249         11,864
     TOTAL CURRENT ASSETS                                   238,860        246,867

PROPERTY, PLANT AND EQUIPMENT
  Market Resources                                        1,469,676      1,412,641
  Regulated Services - gas distribution                   1,013,599        948,280
  Regulated Services - gas transmission                     698,236        670,456
  Regulated Services - other                                  4,493          3,066
  Corporate and other operations                             72,769         70,079
                                                          3,258,773      3,104,522
LESS ALLOWANCES FOR DEPRECIATION
     AND AMORTIZATION
  Market Resources                                          778,695        717,129
  Regulated Services - gas distribution                     421,111        382,657
  Regulated Services - gas transmission                     228,784        215,589
  Regulated Services - other                                  2,542          2,216
  Corporate and other operations                             40,727         39,290
                                                          1,471,859      1,356,881
     NET PROPERTY, PLANT AND EQUIPMENT                    1,786,914      1,747,641

SECURITIES AVAILABLE FOR SALE                                94,945         56,910

INVESTMENT IN UNCONSOLIDATED
     AFFILIATES                                              25,269         58,638

OTHER ASSETS
  Cash held in escrow                                        36,727
  Unamortized costs of reacquired debt                       12,513         13,326
  Income taxes recoverable from
     customers                                               11,852          9,409
  Other noncurrent assets                                    30,917         28,490
      TOTAL OTHER ASSETS                                     92,009         51,225

                                                         $2,237,997     $2,161,281

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       December 31,
                                                          1999           1998
                                                     (In Thousands)
CURRENT LIABILITIES
  Short-term debt                                          $144,115       $221,100
  Accounts payable and accrued expenses
    Accounts and other payables                             132,466        170,670
    Federal income taxes                                     17,374          8,698
    Other taxes                                              22,315         22,712
    Interest                                                  7,518          7,676
      Total accounts payable and accrued expenses           179,673        209,756
  Current portion of long-term debt                               7          6,006
     TOTAL CURRENT LIABILITIES                              323,795        436,862

LONG-TERM DEBT, less current portion                        735,043        615,770

DEFERRED INCOME TAXES                                       211,112        197,206

DEFERRED INVESTMENT TAX CREDITS                               5,648          6,035

OTHER LONG-TERM LIABILITIES                                  36,554         27,450

COMMITMENTS AND CONTINGENCIES - Note 7

COMMON SHAREHOLDERS' EQUITY
  Common stock - without par value;
    350,000,000 shares authorized;
    81,418,853 outstanding at December 31,
    1999 and 82,632,078 outstanding at
    December 31, 1998                                       278,437        298,888
  Retained earnings                                         608,498        564,958
  Other comprehensive income                                 38,910         18,067
  Note receivable from employee
    investment plan (ESOP)                                                  (3,955)
     TOTAL COMMON SHAREHOLDERS' EQUITY                      925,845        877,958

                                                         $2,237,997     $2,161,281

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                       Note       Other
                                                                                     Receiv-     Compre-     Compre-
                                       Common Stock                    Retained        able      hensive      hensive
                                          Shares         Amount        Earnings     from ESOP     Income      Income
                                      (Dollars in Thousands)
Balances at January 1,
   1997                                   82,049,774       $292,613       $487,799    ($15,556)     $7,229
  Issuance of common stock                   745,212         11,328
  Purchase of common stock                  (652,902)       (12,619)
  1997 net income                                                          104,795                            $104,795
  Payment of dividends
    Preferred stock                                                           (192)
    Common stock of $.62
     per share                                                             (50,943)
  Premium paid on retired
   preferred stock                                                             (48)
  Income tax credit of
   dividends paid to ESOP                                                      252
  Collection of note
   receivable from ESOP                                                                  5,383
  Other comprehensive income
    Unrealized gain on securities
     available for sale,
     net of income
     taxes of $9,642                                                                                15,564      15,564
    Foreign currency
     translation adjustment,
     net of income
     taxes of $98                                                                                      173         173
Balances at December 31,
   1997                                   82,142,084        291,322        541,663     (10,173)     22,966    $120,532
  Issuance of common stock                   521,879          8,243
  Purchase of common stock                   (31,885)          (677)
  1998 net income                                                           76,899                             $76,899
  Payment of common
   stock dividends
   of $.6525 per share                                                     (53,747)
  Income tax credit of
   dividends paid to ESOP                                                      143
  Collection of note
   receivable from ESOP                                                                  6,218
  Other comprehensive income
    Unrealized loss on securities
     available for sale,
     net of income tax
     credit of $3,086                                                                               (4,992)     (4,992)
    Foreign currency
     translation adjustment,
     net of income
     taxes of $53                                                                                       93          93
Balances at December 31,
   1998                                   82,632,078        298,888        564,958      (3,955)     18,067     $72,000
  Issuance of common stock                   488,302          8,124
  Purchase of common stock                (1,701,527)       (28,575)
  1999 net income                                                           98,830                             $98,830
  Payment of common
   stock dividends
   of $.67 per share                                                       (55,328)
  Income tax credit of
   dividends paid to ESOP                                                       38
  Collection of note
   receivable from ESOP                                                                  3,955
  Other comprehensive income
    Unrealized gain on securities
     available for sale,
     net of income
     taxes of $13,193                                                                               21,303      21,303
    Foreign currency
     translation adjustment,
     net of income tax
     credit of $284                                                                                   (460)       (460)
Balances at December 31,
   1999                                   81,418,853       $278,437       $608,498        -        $38,910    $119,673

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                          1999           1998          1997
                                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $98,830        $76,899    $104,795
  Depreciation and amortization                             144,704        128,664     122,517
  Deferred income taxes and investment
     tax credits                                                315        (14,911)      5,541
  Write-down of investment in
     partnership                                             49,700
  Write-down of oil and gas properties                                      34,000       6,000
  (Income) loss from
   unconsolidated affiliates,
     net of cash distributions                                7,671           (360)     (2,541)
  Gain from sales and conversion
     of securities                                          (60,720)       (10,474)     (9,376)
                                                            240,500        213,818     226,936
  Changes in operating assets
   and liabilities
    Accounts receivable                                      (1,004)         9,922      (9,555)
    Inventories                                                 252         (7,238)     (6,725)
    Prepaid expenses and deposits                               615          2,556        (865)
    Accounts payable and accrued
       expenses                                             (41,549)        38,207         686
    Federal income taxes                                      8,684          2,251       7,444
    Purchased-gas adjustments                                 1,635         35,184     (13,041)
    Other                                                     5,865        (10,015)     (2,202)
    NET CASH PROVIDED FROM OPERATING
        ACTIVITIES                                          214,998        284,685     202,678

INVESTING ACTIVITIES
  Capital expenditures
     Purchase of property, plant
        and equipment                                      (221,835)      (427,680)   (199,919)
     Other investments                                      (46,169)       (33,667)    (12,878)
         Total capital expenditures                        (268,004)      (461,347)   (212,797)
  Proceeds from disposition of property,
    plant and equipment                                      44,176         44,496      13,118
  Proceeds from sales of securities                          75,126          6,759      17,268
   NET CASH USED IN INVESTING ACTIVITIES                   (148,702)      (410,092)   (182,411)

FINANCING ACTIVITIES
  Issuance of common stock                                    8,124          8,243      11,328
  Purchase of Questar common stock                          (28,575)          (677)    (12,619)
  Redemption of preferred stock                                                         (4,876)
  Issuance of long-term debt                                317,000        152,743      60,047
  Repayment of long-term debt                              (206,996)       (77,198)    (70,479)
  Increase (decrease) in short-term
     loans                                                  (76,985)        89,900      53,400
  Cash held in escrow                                       (36,727)
  Collection of note receivable
     from ESOP                                                3,955          6,218       5,383
  Income tax credit of dividends
   paid to ESOP                                                  38            143         252
  Payment of dividends                                      (55,328)       (53,747)    (51,135)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                                  (75,494)       125,625      (8,699)
CHANGE IN CASH AND SHORT-TERM
   INVESTMENTS                                               (9,198)           218      11,568
BEGINNING CASH AND SHORT-TERM
   INVESTMENTS                                               17,489         17,271       5,703
ENDING CASH AND SHORT-TERM INVESTMENTS                       $8,291        $17,489     $17,271

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar
Corporation and subsidiaries (Questar or the Company). Questar is a diversified natural gas company with two principal lines of business:
nonregulated and regulated. The Company's nonregulated activities of exploration and production, gas gathering and processing, and energy marketing are conducted by Questar Market Resources, Inc. (Market Resources). The Company's regulated activities of natural-gas distribution, transmission and storage operations are conducted by Questar
Regulated Services Co. (Regulated Services). Natural gas-distribution activities are conducted by Questar
Gas. Questar Pipeline provides natural gas transmission and storage services. Regulated
Services also includes Questar Energy Services which conducts retail energy-services operations.
Corporate and other operations include
information-technology and telecommunication services and corporate activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in Unconsolidated Affiliates:
Questar uses the equity method to account for investments in affiliates in which it does not have control. Principal affiliates include: Overthrust
Pipeline Company, TransColorado Gas Transmission
Company, Canyon Creek Compression Company and Blacks
Fork Gas Processing Company.  Generally, the
Company's investment in these affiliates equals the underlying equity in net assets, except for TransColorado where the investment was written down.
The Company experienced an other-than-temporary decline in its partnership investment caused by low volumes resulting from unfavorable regional transportation economics.

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

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The Company employs the full-cost accounting method for a majority of its gas and oil exploration and development activities. Under the full-cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. If net capitalized costs exceed the present value of estimated future net revenues from proved gas and oil reserves plus the fair value of unproved properties (the full-cost ceiling) the excess is expensed. Wexpro, a subsidiary of Market
Resources, uses the successful-efforts accounting method to account for its development activities under the terms of the Wexpro settlement agreement
(Note 10). Questar follows the provisions of Statement of Financial Accounting Standards (SFAS)
121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of."
The provisions of SFAS 121 do not supersede full-cost accounting rules, which require a quarterly full-cost ceiling test.

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

                                           1999           1998           1997
Market Resources
  Exploration and production,
   per Mcf equivalent
      Full-cost amortization rate
        (U.S. and Canada)                      $0.80          $0.85          $0.84
      Wexpro depreciation
         rate                                  $0.42          $0.39          $0.39
  Gas gathering and
     processing                                  4.4%           4.9%           5.8%
Regulated Services
  Natural gas distribution
     Distribution plant                          4.2%           4.3%           4.2%
     Gas wells, per Mcf                        $0.15          $0.17          $0.16
  Natural gas transmission                       3.4%           3.2%           3.5%
     and storage
Corporate and other
   operations                                    8.8%           8.5%           6.7%

Capitalized Interest:   Questar's regulated
subsidiaries capitalize the cost of capital employed during the construction period of plant and equipment and the Company's nonregulated subsidiaries capitalize interest costs during construction of assets when applicable. The sum of allowance for funds used during construction and capitalized interest amounted to $5,052,000 in 1999, $2,847,000 in 1998 and $2,268,000 in 1997.

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

Energy Price Risk Management:  Market
Resources enters into swaps, futures contracts or options agreements to hedge exposure to price fluctuations in connection with marketing of the Company's natural gas and oil production, and to secure a known margin for the purchase and resale of gas, oil and electricity in marketing activities.
There is a high degree of correlation between such contracts and the physical transactions. The timing of production and of the hedge contracts is closely matched. Hedge prices are established in the areas of Market Resources' production operations. The
Company settles most contracts in cash and recognizes the gains and losses on hedge transactions during the same time period as the related physical transactions. Contracts no longer qualifying for high correlation with the physical transactions would be marked-to-market and recognized in current period income. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. The
Company does not enter into hedging contracts for speculative purposes.

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

Earnings Per Share: The Company presents basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period, including ESOP shares. Diluted EPS include the potential dilution as a result of exercising stock options. This amount represents the difference between the number of basic and diluted average shares outstanding shown on the Consolidated
Statements of Income.

Comprehensive Income: Questar reports other comprehensive income on the Consolidated Statement of Shareholders' Equity. Other comprehensive income transactions that currently apply to Questar result from changes in market value of securities held for sale and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. The balances in accumulated foreign currency translation adjustments and unrealized gains on securities available for sale amounted to a negative $375,000 and $39,285,000, respectively, at December 31, 1999 and
$85,000 and $17,982,000, respectively, at December
31, 1998. Income is realized when the securities available for sale are sold. Income tax expenses associated with realized gains from selling securities available for sale, which were included in other comprehensive income in prior years, were $23.4 million in 1999, $1.9 million in 1998 and $3.8 million in 1997.

Business Segments:  Questar's lines of
business disclosures are presented based on the way top management evaluates the performance of its business segments. The information disclosed does not affect measurement of operating results, cash flows or financial position. Certain intersegment sales include intercompany profit.

Reclassifications: Certain reclassifications were made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

New accounting standard: The Company is required to adopt the accounting provisions of Statement of Financial Accounting Standards (SFAS)
133 "Accounting for Derivative Instruments and
Hedging Activities" beginning in January 2001. The new accounting rules require that the fair value of hedging instruments be measured and recorded as either assets or liabilities on the balance sheet with a regular, periodic mark-to-market adjustment.
The effect of adopting this new accounting standard is not known at this time because the Company has not completed its evaluation.

Note 2 - Purchases of Gas and Oil Companies

On January 26, 2000, a subsidiary of Market
Resources acquired 100% of the outstanding shares of
Canor Energy Ltd from NI Canada ULC, a subsidiary of
Northwest Natural Gas Co.  The cost of the cash
transaction was $US 61 million and was accounted for
as a purchase.   Canor owns and/or operates more
than 800 wells located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves are estimated at 61.1 billion cubic feet equivalent.

A subsidiary of Market Resources acquired 100% of the common stock of HSRTW, Inc., a wholly owned subsidiary of HS Resources, Inc. for $155 million, effective September 1, 1998. Market Resources obtained an estimated 150 billion cubic feet equivalent of proved oil and gas reserves primarily in Oklahoma, as well as in Texas, Arkansas and Louisiana as a result of the transaction. The cash transaction was accounted for as a purchase.

Market Resources sold nonstrategic properties in 1999, mostly in the Permian Basin and Kansas and deposited the proceeds into an escrow account pending reinvestment.

Note 3 - Debt

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $240.2 million. These lines have interest rates generally below the prime interest rate. Commercial paper borrowings are backed by the short-term line-of-credit arrangements. The details of short-term debt are as follows:

                                       December 31,
                                           1999           1998
                                      (Dollars In Thousands)
Commercial paper with
   variable interest rates                  $128,379       $171,100
Bank loans with variable
  interest rates                              15,736         50,000
                                            $144,115       $221,100
Weighted average interest
   rate at December 31                          6.14%          5.38%

The details of long-term debt are as follows:
                                       December 31,
                                           1999           1998
                                      (In Thousands)
Market Resources
  Revolving-credit loan due
     2001- 2005 with variable
     interest rates (6.54%
     at December 31, 1999)                  $264,894       $181,624

Regulated Services -
  Natural gas distribution
  Medium-term notes 6.85% to 8.43%,
    due 2007 to 2024                         225,000        225,000
Regulated Services -
  Natural gas transmission
  Medium-term notes 5.85% to 7.55%,
    due 2008 to 2019                         130,400         88,400
  9 3/8% debentures due 2021                  85,000         85,000
  9 7/8% debentures due 2020                  30,000         30,000
Corporate and other
  Revolving-credit term loan
  due 2001 with variable
    interest rates                                            6,000
  8.28% ESOP notes due 1999                                   6,000
  Other                                          155            161
    Total long-term debt
       outstanding                           735,449        622,185
 Less current portion                              7          6,006
 Less unamortized debt                           399            409
    discount
                                            $735,043       $615,770

Maturities of long-term debt for the five years following December 31, 1999, are as follows:

                                      (In Thousands)
    2000                                          $7
    2001                                       3,002
    2002                                      35,253
    2003                                       7,254
    2004                                     184,256

Cash paid for interest was $56,019,000 in 1999, $49,430,000 in 1998 and $42,289,000 in 1997.

At December 31, 1999, Questar Pipeline guaranteed
$100 million of long-term debt borrowed by TransColorado Gas Transmission Company. The partnership has borrowed $200 million under a three-year revolving-credit arrangement dated
October 1998.

Note 4 - Common Stock

Dividend Reinvestment and Stock Purchase Plan:  The
Dividend Reinvestment and Stock Purchase Plan
(Reinvestment Plan) allows shareholders to reinvest dividends or invest additional funds in common stock. The Reinvestment Plan issued common stock from the Company amounting to 371,985 shares in 1999, 329,794 shares in 1998 and 296,178 shares in
1997.  At December 31, 1999, 2,242,823 shares were
reserved for future issuance.

Employee Investment Plan:  The Employee Investment
Plan (Plan) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Plan was changed effective January 1, 1999 to limit employee purchases to pretax contributions only and to increase the Company's matching contributions of common stock to the Plan from 75% to 80% of employees' eligible contributions.

In June 1989, Questar sold 3,985,768 shares of its common stock (LESOP shares) to the trustee of the Plan to prefund its matching obligation for a 10-year period. The prefunding arrangements of the LESOP expired in June of 1999. Since then the Company's expense equals its matching contribution.

The Plan trustee financed the purchase of stock by borrowing $35 million from the Company. A note receivable from the Plan was recorded as a reduction of common shareholders' equity and was repaid using the Company's contribution and dividends paid on LESOP shares. At the same time, Questar borrowed
$35 million from a group of insurance companies.
Final payment of the loan was made July 1999.
Interest expense on these notes to the insurance companies totaled $248,000 in 1999, $716,000 in 1998 and $1,130,000 in 1997.

Questar's expense and contribution to the Plan, dividends paid by the Company to the Plan, and income tax benefits for dividends paid on Plan shares and dividends paid directly to the Plan are summarized below:

                                                     Year Ended December 31,
                                           1999           1998           1997
                                                     (In Thousands)
Company's expense and
   contribution to the Plan                   $4,713         $4,542         $4,289
Dividends paid by the Company
 to the Plan
  Allocated shares                              $942         $2,195         $1,879
  Unallocated shares                             100            374            660
                                              $1,042         $2,569         $2,539
Income tax benefits for
 dividends paid on
  Plan shares were recorded as
     Reduction of income tax expense            $360           $840           $719
     Direct increase to
        retained earnings                         38            143            252
                                                $360           $840           $719

Stock Plans:  The Company has a Long-term Stock
Incentive Plan for officers and key employees and a Stock Option Plan for nonemployee directors (Stock
Plans). The number of shares made available for a given year for options or other stock awards under the Long-term Stock Incentive Plan is 1% of the outstanding shares of common stock on the first day of the calendar year. The current plan expires after May 2001, unless it is renewed by shareholders. The option price equals the market price of the stock on the grant date. Stock options for employees have a 10-year life and vest in four equal annual installments beginning six months after grant date. Nonemployee directors may receive shares of common stock instead of cash in payment for directors fees under a separate plan. At
December 31, 1999 there were 92,124 shares available for future issuance under this plan.

No compensation expense is recorded for stock options issued to employees or directors because the option price equals the market price on the date of issue. If compensation expense had been recorded, it would be based on an estimate of the fair value of stock options granted and would reduce earnings per share by $.02 in 1999 and $.03 in 1998 and 1997.
The pro forma amounts of net income and earnings per share were calculated for options granted since
January 1, 1995. For purposes of the pro forma expense, the weighted average fair value of the options was amortized over the vesting period. The pro forma estimates rely upon subjective assumptions and the use of a mathematical model to estimate value, and may not be representative of future results.

Transactions involving option shares in the Stock
Plans are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                          Shares       Price Range       Price
Balance at January 1, 1997                 3,038,810    $9.81-16.81         $14.80
Granted                                      795,400          19.13          19.13
Cancelled                                   (155,200)   13.69-19.13          16.34
Exercised                                   (738,400)    9.81-16.81          13.43
Balance at December 31, 1997               2,940,610     9.81-19.13          16.22
Granted                                      857,800          21.38          21.38
Cancelled                                    (77,200)   13.69-21.38          17.33
Exercised                                   (437,209)    9.81-16.81          14.72
Balance at December 31, 1998               3,284,001     9.81-21.38         $17.74
Granted                                      866,400          17.00          17.00
Cancelled                                    (93,150)    9.81-21.38          17.94
Exercised                                   (138,545)    9.81-16.81          14.44
Balance at December 31, 1999               3,918,706    $9.81-21.38         $17.69

Exercisable at December
   31, 1999                                2,730,556                        $17.23
Available for future grant
   December 31, 1999                       1,279,508

The stock options at December 31, 1999 had a weighted average remaining life of 7 years. The fair value of the stock options was determined on the grant date using the Black-Scholes option valuation model. The calculated fair value of options granted and major assumptions used in the model at the date of grant were as follows:


                                           1999           1998           1997
Fair value of options at
   grant date                                  $3.16          $3.94          $3.76
Risk-free interest rate                         5.11%          5.56%          6.15%
Expected price volatility                       20.6%          20.2%          19.0%
Expected dividend yield                         3.88%          3.09%          3.19%
Expected life in years                           7.2            4.4            5.1

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

                                           1999           1998           1997
Shares of restricted stock
   awarded                                    16,919          7,620         24,274
Market price at award date                    $15.00         $17.00         $21.38

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

Note 5 -  Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company's financial instruments were as follows:

                                      December 31, 1999             December 31, 1998
                                         Carrying       Estimated      Carrying     Estimated
                                           Value       Fair Value        Value      Fair Value
                                      (In Thousands)                (In Thousands)
Financial assets
    Cash and short-term
       investments                            $8,291         $8,291        $17,489     $17,489
Financial liabilities
    Short-term loans                         144,115        144,115        221,100     221,100
    Long-term debt,including
      current portion                        735,050        728,273        622,185     670,075
Gas and oil price hedging
 contracts                                                   (6,200)                     6,000

The Company used the following methods and assumptions in estimating fair values: Cash and short-term investments and short-term loans - the carrying amount approximates fair value; Long-term debt - the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on quoted market prices, and on the discounted present value of cash flows using the Company's current borrowing rates; Gas and oil price hedging contracts - the mark-to-market adjustment of contracts is based on market prices as posted on the NYMEX from the last trading day of the year.

The average price of the oil contracts at December
31, 1999, was $18.83 per barrel and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to Company-owned production where basis adjustments would result in a net to the well price between $17.22 and $17.67 per barrel. The average price of the gas contracts at December 31, 1999 was $2.22 per Mcf representing the average of contracts with different terms including fixed, various into-the-pipe postings and NYMEX references.
Gas-hedging contracts were in place for Market
Resources-owned production and gas-marketing transactions. Transportation and heat-value adjustments on the hedges of Company-owned gas as of December 31, 1999, would result in price between $2.15 and $2.23 per Mcf, net back to the well.

Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities. In the case of gas and oil price-hedging activities, the fair value calculation does not consider the physical side of gas and oil transactions.

Energy Price Risk Management:  Market Resources held
open hedge contracts covering the price exposure for
about  72.1 million dth of gas and 2.4 million
barrels of oil at December 31, 1999, and 45.3
million dth of natural gas and 464,000 barrels of
oil at December 31, 1998.   The contracts at
December 31, 1999 had terms extending through December 2001, with about 65% of those contracts expiring by the end of 2000. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The Company does not enter into hedging contracts for speculative purposes.

Securities Available for Sale: Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day to day market volatility.

Credit Risk: The Company's primary market areas are the Rocky Mountain and Midcontinent regions of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

Note 6 - Income Taxes

Details of Questar's income tax expenses and deferred income taxes are provided in the following tables. The components of income taxes were as follows:

                                                     Year Ended December 31,
                                           1999           1998           1997
                                                     (In Thousands)
  Federal
    Current                                  $43,326        $39,454        $36,131
    Deferred                                  (2,349)        (7,160)         6,773
  State
    Current                                    6,602          3,918          5,742
    Deferred                                     437            346            639
  Deferred investment tax credits               (387)          (387)          (388)
  Foreign income taxes                           159         (7,141)        (3,295)
                                             $47,788        $29,030        $45,602

The difference between income tax expense reported and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                     Year Ended December 31,
                                           1999           1998           1997
                                                     (In Thousands)
  Income before income taxes                $146,618       $105,929       $150,397

  Federal income taxes
     at 35%                                  $51,316        $37,075        $52,639
  State income taxes,
   net of federal income
   tax benefit                                 4,576          2,773          4,138
  Tight-sands gas production
     credits                                  (7,154)        (7,953)        (9,319)
  Investment tax credits
     utilized                                   (387)          (387)          (388)
  Deferred taxes related
   to regulated assets
    that were not provided
    in prior years                               921            922            884
  Tax benefits from dividends
     paid to ESOP                               (398)          (840)          (719)
  Foreign income taxes                            48         (1,061)        (1,340)
  Other                                       (1,134)        (1,499)          (293)
    Income tax expense                       $47,788        $29,030        $45,602
  Effective income tax rate                     32.6%          27.4%          30.3%

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                       December 31,
                                           1999           1998
                                      (In Thousands)

Deferred tax liabilities
  Property, plant and
     equipment                              $219,109       $200,213
  Mark to market adjustments
  of securities
available for sale                            24,333         11,145
  Other                                       13,195         14,541
    Total deferred tax                       256,637        225,899
       liabilities

Deferred tax assets
  Associated with write-down
     of investment in
        partnership                           18,400
  Alternative minimum tax
    and production credit
    carryforwards                              2,468         12,591
  Depletion and ITC
     carryforwards                             2,140
  Other                                       22,517         16,102
    Total deferred tax
       assets                                 45,525         28,693
       Net deferred tax
          liabilities                       $211,112       $197,206

Cash paid for income taxes was $35,244,000 in 1999, $35,036,000 in 1998 and $29,653,000 in 1997.

Note 7 - Litigation and Commitments

Questar Exploration  & Production (Questar E & P),
Questar Market Resources, as well as Questar Market
Resources and Questar are named defendant in a class action lawsuit involving royalty payments in Oklahoma state court. In Bridenstine vs.
Kaiser-Francis Oil Company, the plaintiffs allege fraud and contract claims and assert damages against all defendants for a 17-year period in excess of $54,000,000 plus punitive damages. The plaintiffs' primary claim alleges that a transportation fee charged against royalty payments was improper or excessive. The claims involve wells connected to an intrastate pipeline system that Questar Gas
Management presently owns and operates.
Kaiser-Francis and Questar E & P are the major working interest owners and operators of a majority of the wells connected to this pipeline system.

The Oklahoma Supreme Court has denied defendants' appeal from the trial court's decision to certify the Bridenstine case as a class action. Questar E &
P disputes these claims. Management cannot predict the outcome of the lawsuit, which will be tried before a jury beginning August of 2000, but believes it will not have a material effect on results of operations, cash flows or the balance sheet.

Questar and its affiliates are involved in several cases filed by an independent producer, Jack
Grynberg. The first case resulted in an adverse jury verdict in 1994; the presiding federal district court judge in Wyoming entered a judgment as a matter of law that vacated most portions of the original jury verdicts. The Tenth Circuit Court of Appeals, in January of 2000, reinstated some portions of the original jury verdict.
Specifically, the appellate court reversed the trial court's judgment on take-or-pay, breach of contract, intentional interference with a contract, and price on deregulation claims. The Tenth Circuit did uphold the district court's determination on duty to decontrol, working interest ownership, and stolen gas claims.

Questar Gas, as a result of acquiring  Questar
Pipeline's gas purchase contracts, is liable for the judgment, which it estimates may be as high as $5.1 million, when interest is added to the portions of the jury verdict that were reinstated on appeal.
Questar Gas plans to include any amounts that it is required to pay to Grynberg in its gas purchase balancing account.

Grynberg filed a second case before the same federal district court in 1997, alleging new claims, including antitrust and fraud, in addition to the same claims raised in the initial litigation for a later period of time. This case has been stayed pending the outcome of the Tenth Circuit appeal, although the district court did rule favorably on Questar's motion for a partial summary judgment.

Questar affiliates are also named defendants in a lawsuit filed by Grynberg under the Federal False
Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry-wide mismanagement of the value of gas on which royalty payments are due the federal government. The complaint also seeks treble damages and imposition of civil penalties.

Finally, Grynberg has filed a case against Questar
Pipeline in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property in southwestern Wyoming. Grynberg cites mismanagement to support claims for breach of contract, negligent mispresentation, fraud, breach of fiduciary responsibilities, etc.

It is too early to estimate the outcome of the various cases, with the exception of the first case that has been resolved by the Tenth Circuit, filed by Grynberg against Questar affiliates.

There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

Questar Gas employs a diversified gas supply portfolio comprised of company-owned gas reserves and purchases from other suppliers. Historically, company-owned reserves have accounted for 45% to 50% of the yearly gas supply needs. The remaining gas supply is purchased predominately using one-year contracts which are renegotiated each year prior to the heating season. In addition, Questar Gas makes use of various storage arrangements to meet peak gas demand during certain times of the heating season.
Each year, Questar Gas purchases significant quantities of natural gas under numerous gas-purchase contracts with varying terms and conditions. Purchases under these agreements totaled $93 million in 1999, $100 million in 1998 and $122.1 million in 1997.

Questar Energy Trading has reserved certain volumes of pipeline capacity for which it is obligated to pay $3 million annually for the next seven years, whether or not it is able to market the capacity to others.

Questar sold its headquarters building under a sale and lease-back arrangement in 1998. The operating agreement commits the Company to occupy the building for the next 12 years with an option for renewal.
The annual lease payment is $3.4 million in 1999 and for the next four years.

Note 8 - Rate Regulation and Other Matters

The Public Service Commission of Utah (PSCU) denied on December 3, 1999, Questar Gas' request to recover, as part of its gas costs, the cost of removing carbon dioxide from gas processed at a new plant constructed and operated by an affiliated company. Some of the natural gas Questar Gas delivers to its customers must be processed to remove carbon dioxide, ensuring a natural gas composition that can operate safely and efficiently in customers' appliances. Gas-processing costs were estimated at about $7.5 million annually. Questar
Gas has since included gas-processing costs in a general rate case filed December 17, 1999. Questas
Gas has filed an appeal of the PSCU's decision with the Utah Supreme Court.

The PSCU on November 12, 1999 approved an annualized gas cost increase of approximately $36.9 million effective December 1, 1999, but disallowed rate coverage for $3.6 million of processing charges incurred in 1999.

Questar Gas filed a general rate case December 17, 1999 requesting $22 million of general rate relief and also asked for $7.1 million of interim rate relief. Higher costs of serving customers, inclusion of charges for the removal of carbon dioxide from part of the gas supply and lower gas usage per customer were cited among the reasons for requesting rate relief. The PSCU granted $7.1 million of interim rate relief effective January 1, 2000. Hearings have been scheduled for June 5 through June 7 of 2000. The interim relief is subject to refund, pending the commission's final order that must be issued by August 2000. Questar
Gas last filed a general rate case in 1995.

The Public Service Commission of Wyoming (PSCW) in
February 2000 reaffirmed Questar's 11.83% authorized return on equity in a general rate case filing and approved the company's request for a $377,000 rate reduction. The PSCW's rate-ruling also allowed the Company to transfer the recovery of gas-processing costs from gas costs to general rates beginning
April 2000. Cost efficiencies and slower population growth in Wyoming compared with Utah, enabled
Questar Gas to reduce its rates in Wyoming

A subsidiary of Questar Pipeline, Questar Southern
Trails Pipeline Company, filed an application with the FERC in January 1999 requesting permission to convert a 700-mile crude oil pipeline, extending from New Mexico to Long Beach, California, to carry natural gas. The application also seeks authority to install required compression equipment and to upgrade the system to carry 120 MDth of gas per day.
A preliminary determination on non-environmental issues was ordered by the FERC October 15, 1999 that provided a favorable outcome. The environmental process is continuing and the FERC will not grant a final certificate until the environmental review process is completed.

Overthrust Pipeline, a pipeline partnership operated by Questar Pipeline, filed a general rate case on October 1, 1999 requesting a $1 million increase in annual rates. Hearings before the FERC are scheduled for August 21, 2000. Overthrust is seeking a settlement with the FERC prior to the August 2000 hearing date.

The Utah legislature enacted major legislation that will restructure the state's regulatory process. The legislation creates a clear public policy to balance the needs of consumers for safe, reliable utility services at a fair price with the utilities' needs to earn fair, competitive returns. The regulatory process will be streamlined through the merging of the Division of Public Utilities and the Committee of Consumer Services into a new organization, the Office of Public Advocate. The legislation establishes a process that encourages more settlements of rate matters. The legislation also requires that post test-year known and measurable changes be taken into consideration in setting rates. The legislation will not go into effect until July 1, 2001.

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

Questar InfoComm, which conducts telecommunications and information-technology services, announced an early-retirement program effective November 1, 1999.
Fifty of the 53 eligible employees elected to retire. Costs, amounting to $2,883,000 associated with the early-retirement window, were expensed in 1999.

Eligible employees in Regulated Services were offered an early-retirement program that was effective July 31, 1998. Enhanced benefits were paid to 178 employees taking advantage of the offer.
Costs, amounting to $3,147,000 associated with the early-retirement program, are being amortized over a five-year period in accordance with anticipated regulatory treatment.

A summary of pension expense is as follows:

                                                     Year Ended December 31,
                                           1999           1998           1997
                                                     (In Thousands)
Service cost                                  $8,894         $7,746         $7,226
Interest cost                                 18,814         18,617         18,270
Expected return on plan
   assets                                    (24,059)       (23,016)       (20,970)
Prior service and other
   costs                                       1,365            872            678
Early retirement expenses                      3,744            530            651
    Pension expense                           $8,758         $4,749         $5,855

Assumptions used to calculate pension expense were as follows:

                                           1999           1998           1997
    Discount rate                               6.75%          6.75%          7.50%
    Rate of increase in
       compensation                             5.00%          5.00%          5.35%
    Long-term return on
       assets                                   9.25%          8.50%          8.50%

The status of the pension plan was as follows:

Pension Plan                               1999           1998
                                      (In Thousands)
Change in benefit obligation
Projected benefit
 obligation at January 1,                   $252,799       $269,259
Service cost                                   8,894          7,746
Interest cost                                 18,814         18,617
Plan amendments                                2,164          7,022
Change in discount rate
   assumption                                (42,321)
Actuarial loss                                35,264         15,768
Benefits paid                                (11,469)       (11,577)
Early retirement
   settlements paid                          (17,187)       (54,036)
Projected benefit
 obligation at December 31,                  246,958        252,799

Change in plan assets
  Fair value of plan assets
     at January 1,                           264,632        284,698
Actual return on plan
   assets                                     32,831         40,347
Contributions to the plan                      6,100          5,200
Benefits paid                                (11,469)       (11,577)
Early retirement
   settlements                               (17,187)       (54,036)
  Fair value of plan assets
     at December 31,                         274,907        264,632
Plan assets in excess of
projected benefit
   obligation                                 27,949         11,833
  Unrecognized net
     actuarial gain                          (36,724)       (18,012)
  Unrecognized prior
     service cost                             12,424         11,482
  Unrecognized transition
      obligation                                 210            353
Prepaid pension expense recorded
     in current assets                        $3,859         $5,656

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

Regulated Services accounts for approximately 51% of the postretirement benefit costs. The impact of postretirement benefit costs on Questar's future net income will be mitigated by the ability to recover these costs from customers. The regulatory agencies allowed Questar Gas and Questar Pipeline to recover future costs if the amounts are funded in external trusts.

A summary of the expense of postretirement benefits other than pensions follows:

                                      Year Ended December 31,
                                           1999           1998           1997
                                      (In Thousands)
Service cost                                  $1,006         $1,138         $1,075
Interest cost                                  4,545          4,094          4,050
Expected return on plan
   assets                                     (2,831)        (1,830)        (1,647)
Amortization of transition
   obligation                                  1,877          1,878          1,971
Actuarial gain                                                                 (68)
Amortization of regulatory
   liability                                     523
   Postretirement benefit
      expense                                 $5,120         $5,280         $5,381

Assumptions used to calculate postretirement benefit expense were as follows:

                                           1999           1998           1997
Discount rate                                   6.75%          6.75%           7.5%
Long-term return on assets                      9.25%          8.50%           8.5%
Health care inflation rate                     10.50%         11.00%         11.50%
                                                      decreasing to
                                                       5.5% by 2010

A 1% increase in the health care inflation rate would increase the service cost and interest cost by $300,000 and the accumulated postretirement benefit obligation by $3.3 million. A 1% decrease in the health care inflation rate would decrease the service cost and interest cost by $200,000 and the accumulated postretirement benefit obligation by
$2.8 million.

The status of the postretirement benefit programs was as follows:

Postretirement Benefits Other Than Pensions
                                           1999           1998
                                      (In Thousands)
Change in benefit obligation
Projected benefit
  obligation at January 1,                   $64,245        $59,743
Service cost                                   1,006          1,138
Interest cost                                  4,545          4,094
Plan amendments                                              (1,409)
Actuarial (gain) loss                           (498)         2,435
Benefits paid                                 (3,129)        (1,756)
Projected benefit
 obligation at December 31,                   66,169         64,245

Change in plan assets
  Fair value of plan assets
     at January 1,                            30,845         24,684
Actual return on plan                          3,732          4,161
   assets
Contributions to the plan                      3,854          3,756
Benefits paid                                 (3,129)        (1,756)
  Fair value of plan assets
     at December 31,                          35,302         30,845

Projected benefit obligation
   in excess of plan assets                  (30,867)       (33,400)
  Unrecognized transition                     24,406         26,284
     obligation
  Unrecognized net gain                       (4,594)        (3,195)
Accrued postretirement benefit
      liability recorded
      in current liabilities                ($11,055)      ($10,311)

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid.
The Company accrues both current and future costs.
Questar's postemployment liability at December 31 was $2,347,000 in 1999, $2,452,000 in 1998 and
$2,468,000 in 1997. The PSCU and the PSCW have allowed Questar Gas to recover postemployment costs of about $1.1 million, as measured at December 31, 1994, over a 10-year period.

Note 10 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas' utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from
Questar Gas' nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.7%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar
Gas, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 18.7%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar
Gas, with Wexpro retaining 46%.

c. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is approximately
21.7%.

e. Wexpro operates natural-gas properties owned by Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is approximately 13.7%.

Note 11 - Oil and Gas Producing Activities
(Unaudited)

The following information discusses Questar's oil and gas producing activities, which are located in the United States and Canada. Separate disclosures are presented for cost-of-service and noncost-of-service activities.

Cost-of-service properties are those for which the operations and return on investment are governed by the Wexpro settlement agreement (Note 10).
Production from gas properties owned or operated by Wexpro is delivered to Questar Gas at cost of service. Production from noncost-of-service properties is sold at market prices. These properties include all Questar Exploration and Production properties and Wexpro oil properties.
Production from Wexpro oil properties is sold at market prices and the income is shared with Questar
Gas after operating costs are recovered and a specified return on investment is earned.

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

NONCOST-OF-SERVICE ACTIVITIES

Capitalized Costs: The aggregate amounts of costs capitalized for noncost-of-service oil-and-gas producing activities and the related amounts of accumulated depreciation and amortization follow:

                                        December 31, 1999
                                          United         Canada          Total
                                          States
                                      (In Thousands)
  Proved properties                         $989,207        $59,006     $1,048,213
  Unproved properties                         58,248         11,529         69,777
                                           1,047,455         70,535      1,117,990
  Accumulated depreciation
     and amortization                        581,176         34,515        615,691
                                            $466,279        $36,020       $502,299


           December 31, 1998
  Proved properties                         $974,768        $49,652     $1,024,420
  Unproved properties                         49,724         12,763         62,487
                                           1,024,492         62,415      1,086,907
  Accumulated depreciation
     and amortization                        538,480         29,163        567,643
                                            $486,012        $33,252       $519,264

           December 31, 1997
  Proved properties                         $805,614        $42,882       $848,496
  Unproved properties                         19,200         13,390         32,590
                                             824,814         56,272        881,086
  Accumulated depreciation
     and amortization                        472,773          9,643        482,416
                                            $352,041        $46,629       $398,670

Full-Cost Amortization: Unproved properties held by United States and Canadian operations are excluded from amortization until evaluation. A summary of costs excluded from the amortization pool at December 31, 1999, and the year in which these costs were incurred are listed below. Costs excluded from amortization include $11,529,000 associated with
Canadian properties.

                                                                             Year Costs Incurred
                                                                                                     1996 and
                                           Total          1999           1998           1997          Prior
                                                                    (In Thousands)
  Leaseholds                                 $55,462        $11,728        $24,788         $5,492       $13,454
  Exploration                                 14,315          2,447          2,956          2,276         6,636
                                             $69,777        $14,175        $27,744         $7,768       $20,090

Costs Incurred: The following costs were incurred in noncost-of-service oil- and gas-producing activities:

                                                     Year Ended December 31,

                                      United             Canada          Total
                                      States
                 1999                 (In Thousands)
  Property acquisition
    Unproved                                 $12,547           $351        $12,898
    Proved                                     3,746             18          3,764
  Exploration                                  7,467            501          7,968
  Development                                 53,814          3,745         57,559
                                             $77,574         $4,615        $82,189

                 1998
  Property acquisition
    Unproved                                 $29,367           $145        $29,512
    Proved                                   126,723          3,144        129,867
  Exploration                                 10,055          1,222         11,277
  Development                                 45,497          5,363         50,860
                                            $211,642         $9,874       $221,516

                 1997
  Property acquisition
    Unproved                                  $4,057           $203         $4,260
    Proved                                     2,155                         2,155
  Exploration                                  9,975          1,198         11,173
  Development                                 45,067          4,437         49,504
                                             $61,254         $5,838        $67,092

Results of Operations: Following are the results of operations of noncost-of-service oil- and gas-producing activities before corporate overhead and interest expenses. The Company recorded write-downs of oil and gas properties in 1998 and 1997.

                                      Year Ended December 31,
                                          United         Canada          Total
                                          States
                 1999                 (In Thousands)
  Revenues
  From unaffiliated
       customers                             $59,682        $12,316        $71,998
    From affiliates                           97,618                        97,618
      Total revenues                         157,300         12,316        169,616

  Production expenses                         46,671          3,681         50,352
  Oil-income sharing under Wexpro
      settlement agreement                     2,292                         2,292
  Depreciation and
     amortization                             58,477          3,512         61,989
      Total expenses                         107,440          7,193        114,633
Revenues less expenses                        49,860          5,123         54,983
  Income tax expense
    (credit) - Note 1                         13,294          2,567         15,861
    Results of operations before
      corporate overhead and
      interest expenses                      $36,566         $2,556        $39,122

                 1998
  Revenues
  From unaffiliated
       customers                             $60,092        $10,384        $70,476
    From affiliates                           69,561                        69,561
      Total revenues                         129,653         10,384        140,037

  Production expenses                         42,739          3,004         45,743
  Oil-income sharing under Wexpro
      settlement agreement                     1,053                         1,053
  Depreciation and
     amortization                             50,628          5,275         55,903
  Write-down of oil and gas
     properties                               19,000         15,000         34,000
      Total expenses                         113,420         23,279        136,699
Revenues less expenses                        16,233        (12,895)         3,338
  Income tax expense
    (credit) - Note 1                            634         (5,300)        (4,666)
    Results of operations before
      corporate overhead and
      interest expenses                      $15,599        ($7,595)        $8,004

                1997
  Revenues
    From unaffiliated
      customers                              $60,650         $8,694        $69,344
    From affiliates                           76,858                        76,858
      Total revenues                         137,508          8,694        146,202

  Production expenses                         41,981          2,424         44,405
  Oil-income sharing under Wexpro
      settlement agreement                     2,347                         2,347
  Depreciation and
      amortization                            46,372          5,374         51,746
  Write-down of oil and gas
     properties                                               3,000          3,000
      Total expenses                          90,700         10,798        101,498
Revenues less expenses                        46,808         (2,104)        44,704
  Income tax expense
    (credit) - Note 1                         10,500         (1,729)         8,771
    Results of operations before
      corporate overhead and
      interest expenses                      $36,308          ($375)       $35,933

Note 1 - Income tax expense has been reduced by gas production tax credits of $5,282,000 in 1999, $5,736,000 in 1998 and $6,633,000 in 1997.

Estimated Quantities of Proved Oil and Gas Reserves for Noncost-of-Service Properties: The majority of the reserve estimates located in the United States were made by Ryder Scott Company, H. J. Gruy and
Associates, Netherland, Sewell & Associates, and
Malkewicz Huni Associates, Incorporated, independent reservoir engineers, and the remainder by the Company's reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Jung
Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions using current prices and operating costs. All oil and gas reserves reported were located in the United
States and Canada. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                                       Natural Gas                                     Oil
                                          United         Canada          Total         United         Canada         Total
                                          States                                       States
                                      (In Million Cubic Feet)                      (In Thousands of Barrels )
Proved Reserves

Balance at January 1, 1997                   359,572         24,475        384,047         18,657         2,127         20,784
Revisions of estimates                        11,409         (4,635)         6,774         (1,847)         (316)        (2,163)
Extensions and discoveries                    24,353          4,366         28,719          1,060           898          1,958
Purchase of reserves in
   place                                       8,166                         8,166            351                          351
Sale of reserves in place                     (1,292)                       (1,292)          (450)           (3)          (453)
Production                                   (44,370)        (3,072)       (47,442)        (2,667)         (271)        (2,938)
Balance at December 31, 1997                 357,838         21,134        378,972         15,104         2,435         17,539
Revisions of estimates                           334         (3,568)        (3,234)        (3,199)          238         (2,961)
Extensions and discoveries                    28,688          1,984         30,672            730           261            991
Purchase of reserves in
    place                                    129,207          5,110        134,317          3,720            71          3,791
Sale of reserves in place                       (440)                         (440)           (76)                         (76)
Production                                   (48,584)        (2,725)       (51,309)        (2,490)         (404)        (2,894)
Balance at December 31, 1998                 467,043         21,935        488,978         13,789         2,601         16,390
Revisions of estimates                         4,041           (106)         3,935          4,746           372          5,118
Extensions and discoveries                    77,740          1,720         79,460          1,007           257          1,264
Purchase of reserves in
    place                                     17,020                        17,020            130                          130
Sale of reserves in place                    (11,984)                      (11,984)        (3,665)                      (3,665)
Production                                   (59,839)        (2,873)       (62,712)        (2,431)         (435)        (2,866)
Balance at December 31, 1999                 494,021         20,676        514,697         13,576         2,795         16,371

Proved Developed Reserves
Balance at January 1, 1997                   299,219         14,683        313,902         16,686         1,880         18,566
Balance at December 31, 1997                 300,859         16,670        317,529         13,209         1,851         15,060
Balance at December 31, 1998                 412,181         17,835        430,016         12,583         2,281         14,864
Balance at December 31, 1999                 412,252         17,076        429,328         12,410         2,565         14,975

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

                                                     Year Ended December 31,
                                          United         Canada          Total
                                          States
                                                     (In Thousands)
                 1999
  Future cash inflows                     $1,384,688       $107,227     $1,491,915
  Future production and
      development costs                     (472,937)       (31,426)      (504,363)
  Future income tax expenses                (196,395)       (10,773)      (207,168)
  Future net cash flows                      715,356         65,028        780,384
  10% annual discount
    for estimated
    timing of net cash flows                (293,670)       (23,365)      (317,035)
  Standardized measure
    of discounted
    future net cash flows                   $421,686        $41,663       $463,349

                1998
  Future cash inflows                     $1,012,259        $66,873     $1,079,132
  Future production and
      development costs                     (374,046)       (22,784)      (396,830)
  Future income tax expenses                 (81,076)                      (81,076)
  Future net cash flows                      557,137         44,089        601,226
  10% annual discount
    for estimated
    timing of net cash flows                (220,117)       (14,809)      (234,926)
  Standardized measure
    of discounted
    future net cash flows                   $337,020        $29,280       $366,300

                1997
  Future cash inflows                       $937,059        $68,550     $1,005,609
  Future production and
      development costs                     (349,624)       (25,066)      (374,690)
  Future income tax expenses                 (99,107)                      (99,107)
  Future net cash flows                      488,328         43,484        531,812
  10% annual discount
    for estimated
    timing of net cash flows                (198,070)       (14,885)      (212,955)
  Standardized measure
    of discounted
    future net cash flows                   $290,258        $28,599       $318,857

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                                     Year Ended December 31,
                                                          1999           1998           1997
                                                     (In Thousands)
Beginning balance                                          $366,300       $318,857       $416,282
    Sales of oil and gas produced, net
      of production costs                                  (119,264)       (94,294)      (101,797)
    Net changes in prices and
      production costs                                      177,481        (61,660)      (138,678)
    Extensions and discoveries, less
      related costs                                          81,833         25,787         31,535
    Revisions of quantity estimates                          32,871        (14,805)        (4,979)
    Purchase of reserves in place                             3,764        129,867          2,155
    Sale of reserves in place                               (33,043)          (540)        (3,606)
    Accretion of discount                                    36,630         31,886         41,629
    Net change in income taxes                              (68,523)        15,727         73,804
    Change in production rate                               (12,363)         7,314          5,025
    Other                                                    (2,337)         8,161         (2,513)
    Net change                                               97,049         47,443        (97,425)
Ending balance                                             $463,349       $366,300       $318,857

COST-OF-SERVICE ACTIVITIES

Capitalized Costs: Capitalized costs for cost-of-service oil- and gas-producing activities net of the related accumulated depreciation and amortization were as follows:

                                                      December 31,
                                           1999           1998           1997
                                                     (In Thousands)
  Questar Gas                                $25,380        $27,739        $32,399
  Wexpro                                     114,628        104,492         87,927
                                            $140,008       $132,231       $120,326

Costs Incurred: Costs incurred by Wexpro for cost-of-service gas-producing activities were
$20,947,000 in 1999, $24,549,000 in 1998 and
$10,281,000 in 1997.

Estimated Quantities of Proved Oil and Gas Reserves for Cost-of-Service Properties: The following estimates were made by the Company's reservoir engineers. No estimates are available for cost-of-service proved undeveloped reserves that may exist.

                                        Natural Gas        Oil
                                        (In Million    (In Thous.
                                        Cubic Feet)    of Barrels)
  Proved Developed Reserves
    Balance at January 1,
         1997                                359,877            564
      Revisions of estimates                   7,008             41
      Extensions and
          discoveries                          7,439             28
      Production                             (37,454)           (24)
    Balance at December 31, 1997             336,870            609
      Revisions of
          estimates                           15,061            (12)
      Extensions and
           discoveries                        24,987             45
      Production                             (37,138)           (59)
    Balance at December
        31, 1998                             339,780            583
      Revisions of estimates                   5,813            261
      Extensions and
         discoveries                          46,736
      Production                             (38,890)           (68)
    Balance at December
        31, 1999                             353,439            776

Note 12 - Quarterly Financial and Stock Price
Information (Unaudited) Following is a summary of quarterly financial and stock price data.

                                                                 First       Second      Third       Fourth
                                                                Quarter     Quarter     Quarter     Quarter       Year
                                                               (Dollars In Thousands, Except Per Share Amounts)
                             1999
Revenues                                                         $277,814    $177,858    $183,070    $285,477    $924,219
Operating income                                                   67,362      30,549      27,396      54,611     179,918
Net income                                                         43,364      23,070      15,102      17,294      98,830
Basic earnings per common share                                      0.52        0.28        0.19        0.21        1.20
Diluted earnings per common share                                    0.52        0.28        0.18        0.21        1.20
Dividends per common share                                          0.165       0.165        0.17        0.17        0.67
Market price per common share
  High                                                             $19.38      $19.94      $19.63      $19.13      $19.94
  Low                                                              $16.13      $15.81      $17.88      $14.75      $14.75
  Close                                                            $16.94      $19.13      $18.13      $15.00      $15.00
Price-earnings ratio on closing price                                17.8        18.4        16.2        12.5         12.5
Annualized dividend yield on closing price                            3.9%        3.5%        3.8%        4.5%        4.5%
Market-to-book ratio on closing price                                1.52        1.69        1.58        1.32        1.32
Average number of common shares traded per day                        201         147         138         179         166

                             1998
Revenues                                                         $300,083    $179,157    $150,282    $276,734    $906,256
Operating income                                                   67,056      25,084      18,173      22,468     132,781
Net income                                                         40,882      16,196       8,235      11,586      76,899
Basic earnings per common share                                      0.50        0.19        0.10        0.14        0.93
Diluted earnings per common share                                    0.49        0.19        0.10        0.14        0.93
Dividends per common share                                         0.1575       0.165       0.165       0.165      0.6525
Market price per common share
  High                                                             $22.28      $22.38      $19.81      $20.38      $22.38
  Low                                                              $20.19      $18.69      $15.81      $17.38      $15.19
  Close                                                            $20.78      $19.63      $19.25      $19.38      $19.38
Price-earnings ratio on closing price                                16.4        15.1        15.9        20.8         20.8
Annualized dividend yield on closing price                            3.2%        3.4%        3.4%        3.4%        3.4%
Market-to-book ratio on closing price                                1.94        1.84        1.82        1.82        1.82
Average number of common shares traded per day                        171         165         169         188         173

                             1997
Revenues                                                         $358,378    $151,453    $138,632    $287,874    $936,337
Operating income                                                   71,922      23,448      20,342      54,443     170,155
Net income                                                         40,974      13,607      15,726      34,488     104,795
Basic and diluted earnings per common share                          0.50        0.16        0.19        0.42        1.27
Dividends per common share                                         0.1525      0.1525      0.1575      0.1575        0.62
Market price per common share
  High                                                             $20.25      $21.50      $21.44      $22.38      $22.38
  Low                                                              $17.81      $17.13      $19.19      $18.38      $17.13
  Close                                                            $18.00      $20.19      $20.28      $22.31      $22.31
Price-earnings ratio on closing price                                14.2        16.3        16.0        17.5         17.5
Annualized dividend yield on closing price                            3.4%        3.0%        3.1%        2.8%        2.8%
Market-to-book ratio on closing price                                1.84        2.05        2.01        2.17        2.17
Average number of common shares traded per day                        124         182         172         148         157

Note 13 - Operations by Line of Business
Following is a summary of operations by line of business for the Year Ended December 31.

                                                               Questar Regulated Services
                                                     Natural     Natural               Corporate      Inter-
                                           Questar     Gas         Gas                   & Other     company        Questar
                                            Market Distribu-      Trans-                 Opera-       Trans-       Consoli-
                                         Resources     tion      mission      Other      tions       actions         dated
                                       (In thousands)
                 1999
Revenues
  From unaffiliated customers             $418,603    $447,606     $36,922     $2,260     $18,828                     $924,219
  From affiliated companies                 79,708       2,331      75,238        196      38,851     ($196,324)
                                           498,311     449,937     112,160      2,456      57,679      (196,324)       924,219
Operating expenses
  Natural gas and other
      product purchases                    239,201     257,265                                         (154,337)       342,129
  Operating and maintenance                 79,916     103,308      38,534      2,474      47,167       (39,695)       231,704
  Depreciation and
     amortization                           78,608      36,426      16,743         14       5,953                      137,744
  Other expenses                            23,808       7,625       2,488         24       1,071        (2,292)        32,724
    Total operating expenses               421,533     404,624      57,765      2,512      54,191      (196,324)       744,301
    Operating income (loss)                 76,778      45,313      54,395        (56)      3,488                      179,918
Interest and other income                    4,272       2,980       4,229      1,014      73,406       (11,201)        74,700
Income (loss) from
   unconsolidated affiliates                   763                  (5,109)                   (10)                      (4,356)
Write-down of investment
in partnership                                                     (49,700)                                            (49,700)
Debt expense                               (17,363)    (20,062)    (17,466)      (605)     (9,649)       11,201        (53,944)
Income tax (expense) credit                (18,584)     (9,012)      5,260       (102)    (25,350)                     (47,788)
    Net income (loss)                      $45,866     $19,219     ($8,391)      $251     $41,885                      $98,830
Identifiable assets                       $831,186    $722,290    $517,981    $11,423    $155,117                   $2,237,997
Investment in unconsolidated
    affiliates                              13,301                  11,724                    244                      $25,269
Capital expenditures                       134,269      68,447      50,424      1,385      13,479                     $268,004

                 1998
Revenues
  From unaffiliated customers             $382,791    $475,754     $37,156     $2,355      $8,200                     $906,256
  From affiliated companies                 75,481       1,069      71,401         99      39,707     ($187,757)
                                           458,272     476,823     108,557      2,454      47,907      (187,757)       906,256
Operating expenses
  Natural gas and other
      product purchases                    230,462     281,004                                         (146,298)       365,168
  Operating and maintenance                 74,863      96,923      38,832      3,518      38,628       (40,406)       212,358
  Depreciation and
     amortization                           71,377      33,261      13,927         17       6,575                      125,157
  Write-down of oil and gas
     properties                             34,000                                                                      34,000
  Other expenses                            26,041       8,185       2,600                  1,019        (1,053)        36,792
    Total operating expenses               436,743     419,373      55,359      3,535      46,222      (187,757)       773,475
    Operating income (loss)                 21,529      57,450      53,198     (1,081)      1,685                      132,781
Interest and other income                    3,638       3,566          78        655      22,756       (12,491)        18,202
Income (loss) from
     unconsolidated
     affiliates                               (930)                  4,011                   (164)                       2,917
Debt expense                               (12,631)    (19,792)    (14,456)      (385)    (13,198)       12,491        (47,971)
Income tax (expense) credit                  2,131     (13,816)    (14,940)       339      (2,744)                     (29,030)
    Net income (loss)                      $13,737     $27,408     $27,891      ($472)     $8,335                      $76,899
Identifiable assets                       $778,694    $699,727    $556,226     $8,519    $118,115                   $2,161,281
Investment in unconsolidated
    affiliates                               3,673                  54,712                    253                      $58,638
Capital expenditures                       254,546      76,328     114,318        493      15,662                     $461,347

                 1997
Revenues
  From unaffiliated customers             $451,233    $445,684     $36,343       $595      $2,482                     $936,337
  From affiliated companies                 72,407       2,539      69,094        135      36,453     ($180,628)         -
                                           523,640     448,223     105,437        730      38,935      (180,628)       936,337
Operating expenses
  Natural gas and other
      product purchases                    291,851     248,933                                         (140,843)       399,941
  Operating and maintenance                 71,858     101,719      37,334      2,359      29,002       (37,438)       204,834
  Depreciation and
     amortization                           67,078      31,160      14,797          9       4,993                      118,037
  Write-down of oil and gas
     properties                              6,000                                                                       6,000
  Other expenses                            27,916       8,174       2,816                    811        (2,347)        37,370
    Total operating expenses               464,703     389,986      54,947      2,368      34,806      (180,628)       766,182
    Operating income (loss)                 58,937      58,237      50,490     (1,638)      4,129                      170,155
Interest and other income                    5,854       3,388       1,323        314      19,488       (10,700)        19,667
Income (loss) from
     unconsolidated
     affiliates                               (288)                  4,629                                               4,341
Debt expense                               (10,882)    (19,119)    (13,536)      (186)    (10,743)       10,700        (43,766)
Income tax (expense) credit                (11,522)    (13,492)    (16,338)       567      (4,817)                     (45,602)
    Net income (loss)                      $42,099     $29,014     $26,568      ($943)     $8,057                     $104,795
Identifiable assets                       $648,170    $601,720    $410,481     $2,610    $282,036                   $1,945,017
Investment in unconsolidated
    affiliates                               2,508                  26,977                    467                       29,952
Capital expenditures                        92,310      65,375      32,596         77      22,439                      212,797

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

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


  /s/ R. D. Cash              Chairman, President and Chief
 R. D. Cash                   Executive Officer (Principal
                              Executive Officer)


  /s/ S. E. Parks             Vice President, Treasurer and Chief
 S. E. Parks                  Financial Officer (Principal Financial
                              and Accounting Officer)

*R. D. Cash                   Director
*Teresa Beck                  Director
*Patrick J. Early             Director
*U. Edwin Garrison            Director
*W. W. Hawkins                Director
*Robert E. Kadlec             Director
*Marilyn S. Kite              Director
*Dixie L. Leavitt             Director
*Gary G. Michael              Director
*G. L. Nordloh                Director
*Scott S. Parker              Director
*D. N. Rose                   Director
*Harris H. Simmons            Director


March 24, 2000                *By /s/ R. D. Cash
      Date                         R. D. Cash, Attorney in Fact


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

 3.1.* Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)

 3.2.*    Bylaws (as amended effective August 11, 1998).  (Exhibit No.
          3.2. to Form 10-Q Report for Quarter ended June 30, 1998.)

 4.1.*1 Rights Agreement dated as of February 13, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C.
          pertaining to the Company's Shareholder Rights Plan.
          (Exhibit No. 4. to Current Report on Form 8-K dated February
          13, 1996.)

 4.2.*    Questar Dividend Reinvestment and Stock Purchase Plan.
          (Exhibit No. 4. to Current Report on Form 8-K dated February
          8, 2000.)

 10.1.* Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

 10.2.*2 Questar Corporation Annual Management Incentive Plan, as amended and restated effective May 18, 1999. (Exhibit No.
          10.1. to Form 10-Q Report Quarter ended June 30, 1998.)

 10.3.*2 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No.
          10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

 10.4.2 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective February 8, 2000.

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

 10.12.*2 Questar Corporation Directors' Stock Plan as approved May
          21, 1996.  (Exhibit No. 10.15. to Form 10-Q Report for
          Quarter ended June 30, 1996.)

 10.13.*2 Questar Corporation Deferred Share Make-Up Plan.  (Exhibit
          No. 10.8. to Form 10-Q Report for Quarter Ended June 30,
          1998.)

 10.14.*2 Questar Corporation Special Situation Retirement Plan.
          (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

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

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1999.