Form 10-Q
period 2000-03-31
QUESTAR CORP
filed 2000-05-15
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                Class                 Outstanding as of April 30, 2000
Common Stock, without par value          79,997,847 shares


QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                      3 Months Ended        12 Months Ended
                                       March 31,             March 31,
                                         2000       1999       2000         1999

REVENUES                               $ 336,702  $ 277,814  $  983,107  $  883,987

OPERATING EXPENSES
  Natural gas and other
    product purchases                    144,502    116,005     370,626     339,131
  Cost of goods sold                       4,865        746      14,544       3,357
  Operating and maintenance               57,036     51,659     226,656     210,504
  Depreciation and amortization           35,882     33,632     139,994     128,717
  Write-down of oil and
    gas properties                                                           34,000
  Other taxes                             12,277      8,410      36,591      35,191

    TOTAL OPERATING EXPENSES             254,562    210,452     788,411     750,900

    OPERATING INCOME                      82,140     67,362     194,696     133,087

INTEREST AND OTHER INCOME                 12,212     12,068      74,844      23,942

OPERATIONS OF UNCONSOLIDATED
AFFILIATES
Income  (loss)                             1,219      1,460      (4,597)      4,025
Write-down of investment
 in partnership                                                 (49,700)
                                           1,219      1,460     (54,297)      4,025

DEBT EXPENSE                             (15,560)   (12,971)    (56,533)    (49,428)

   INCOME BEFORE INCOME TAXES             80,011     67,919     158,710     111,626

INCOME TAXES                              29,781     24,555      53,014      32,245

           NET INCOME                  $  50,230  $  43,364  $  105,696  $   79,381


EARNINGS PER COMMON SHARE
     Basic                             $    0.62  $    0.52  $     1.30  $     0.95
     Diluted                           $    0.62  $    0.52  $     1.29  $     0.95

Average common shares outstanding
     Basic                                80,782     82,655      81,655      82,605
     Diluted                              80,782     82,772      81,755      82,921

Dividends per common share             $    0.17  $   0.165  $    0.675  $     0.66

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                       March 31,              December 31,
                                          2000        1999        1999
                                      (Unaudited)
                                                  (In Thousands)
ASSETS
Current assets
  Cash and short-term investments      $    3,857  $    3,240  $    8,291
  Accounts receivable                     186,913     148,409     181,274
  Inventories                              20,823      21,649      37,614
  Purchased-gas adjustments                                           432
  Other current assets                     11,727      10,097      11,249
    Total current assets                  223,320     183,395     238,860

Property, plant and equipment           3,367,394   3,121,559   3,258,773
Less allowances for depreciation and
  amortization                          1,507,540   1,390,608   1,471,859
    Net property, plant and equipment   1,859,854   1,730,951   1,786,914

Securities available for sale,
     approximates fair value              111,808      75,392      94,945
Investment in unconsolidated
  affiliates                               33,437      61,880      25,269
Other assets                               92,040      45,058      92,009

                                       $2,320,459  $2,096,676  $2,237,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term loans                     $  137,000  $  127,000  $  144,115
  Accounts payable and accrued
   expenses                               192,583     181,124     179,673
  Purchased-gas adjustments                15,065      12,598
  Current portion of long-term debt             7       6,006           7
    Total current liabilities             344,655     326,728     323,795

Long-term debt, less current portion      763,226     614,168     735,043
Other liabilities                          34,963      27,666      36,554
Deferred income taxes and investment
  tax credits                             223,333     205,562     216,760

Common shareholders' equity
  Common stock                            258,862     300,508     278,437
  Retained earnings                       644,989     594,705     608,498
  Other comprehensive income               50,431      31,294      38,910
  Note receivable from ESOP                            (3,955)
    Total common shareholders' equity     954,282     922,552     925,845

                                       $2,320,459  $2,096,676  $2,237,997

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  3 Months Ended
                                                   March 31,
                                                      2000        1999
                                                  (In Thousands)
OPERATING ACTIVITIES
  Net income                                       $   50,230  $   43,364
  Depreciation and amortization                        37,249      34,958
  Deferred income taxes and
    investment tax credits                             (5,733)     (5,955)
  Income from unconsolidated affiliates,
     net of cash distributions                         (1,124)       (557)
  Gain from sales of securities                        (9,044)     (9,391)
                                                       71,578      62,419

  Changes in operating assets and liabilities          36,749      39,437
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                       108,327     101,856

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                     (98,594)    (22,258)
    Other investments                                  (7,024)     (3,707)
      Total capital expenditures                     (105,618)    (25,965)
  Proceeds from (costs of) disposition of
    property, plant and equipment                        (371)      4,793
  Proceeds from the sales of securities                11,573      13,569
      NET CASH USED IN INVESTING
        ACTIVITIES                                    (94,416)     (7,603)

FINANCING ACTIVITIES
  Issuance of common stock                                589       1,847
  Common stock repurchased                            (20,164)       (227)
  Issuance of long-term debt                           33,402       3,640
  Repayment of long-term debt                          (4,997)     (5,986)
  Decrease in short-term loans                        (12,506)    (94,100)
  Payment of dividends                                (13,739)    (13,636)
  Other                                                  (583)         19
NET CASH USED IN FINANCING
ACTIVITIES                                            (17,998)   (108,443)
    Foreign currency translation
     adjustment                                          (347)        (59)
      DECREASE IN CASH AND
        SHORT-TERM INVESTMENTS                     $   (4,434) $  (14,249)

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


Note 2 - Purchase of Gas and Oil Company

On January 26, 2000, Questar Market Resources, a subsidiary of Questar, acquired 100% of the outstanding shares of Canor Energy Ltd from NI Canada ULC, a subsidiary of Northwest Natural Gas Co. The cost of the cash transaction was $US 61
million and was accounted for as a purchase.   Canor owns
and/or operates more than 800 wells located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves are estimated at 61.1 billion cubic feet equivalent.

Note 3 - Debt Offering

On April 12, 2000, Questar Market Resources filed a registration statement with the Securities and Exchange Commission (SEC) for a public debt offering. Upon acceptance by the SEC, Questar Market Resources intends to issue $150 million of senior notes. The proceeds will be used to repay a portion of the outstanding debt of Questar Market Resources.

Note 4 - Comprehensive Income

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

                                                  3 Months Ended
                                                   March 31,
                                                      2000        1999
                                                  (In thousands)
Comprehensive Income:
Net income                                         $   50,230  $   43,364
Other comprehensive income
   Unrealized gain on securities available for sal     18,162      21,636
   Foreign currency translation adjustment               (520)        (76)
      Other comprehensive income before
          income taxes                                 17,642      21,560
     Income taxes on other comprehensive income         6,121       8,240
         Net other comprehensive income                11,521      13,320
            Total comprehensive income             $   61,751  $   56,684

Note 5 - Operations by Line of Business

                                      3 Months Ended          12 Months Ended
                                       March 31,               March 31,
                                          2000        1999        2000       1999
                                      (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Questar Market Resources             $  119,471  $   94,643  $  443,431  $379,308
  Questar Regulated Services
     Natural gas distribution             199,527     172,093     475,040   456,058
     Natural gas transmission               9,596       9,021      37,497    37,112
     Other                                    625         549       2,336     2,468
        Total Regulated Services          209,748     181,663     514,873   495,638
  Corporate and other operations            7,483       1,508      24,803     9,041
                                       $  336,702  $  277,814  $  983,107  $883,987

REVENUES FROM AFFILIATES
  Questar Market Resources             $   22,290  $   21,203  $   80,795  $ 81,658
  Questar Regulated Services
     Natural gas distribution                 993         209       3,115     1,278
     Natural gas transmission              20,262      18,145      77,355    71,362
     Other                                     68          28         236       107
  Corporate and other operations            9,304      12,435      35,720    41,581
                                       $   52,917  $   52,020  $  197,221  $195,986

OPERATING INCOME (LOSS)
  Questar Market Resources             $   25,675  $   14,343  $   88,110  $ 21,517
  Questar Regulated Services
     Natural gas distribution              38,749      37,807      46,255    57,046
     Natural gas transmission              15,035      13,064      56,366    53,456
     Other                                    (46)        (68)        (34)     (933)
        Total Regulated Services           53,738      50,803     102,587   109,569
  Corporate and other operations            2,727       2,216       3,999     2,001
         OPERATING INCOME              $   82,140  $   67,362  $  194,696  $133,087

NET INCOME (LOSS)
  Questar Market Resources             $   15,049  $    8,253  $   52,662  $ 11,971
  Questar Regulated Services
     Natural gas distribution              20,715      20,258      19,676    26,952
     Natural gas transmission               7,124       6,962      (8,229)   28,299
     Other                                     59                     310      (376)
        Total Regulated Services           27,898      27,220      11,757    54,875
  Corporate and other operations            7,283       7,891      41,277    12,535
          NET INCOME                   $   50,230  $   43,364  $  105,696  $ 79,381

Note 6 - Reclassifications

Certain reclassifications were made to the 1999 financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
March 31, 2000
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production, Wexpro, Questar Gas Management and Questar Energy Trading, collectively, (Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of Market Resources' financial results and operating information.

                                      3 Months Ended          12 Months Ended
                                       March 31,               March 31,
                                          2000        1999        2000        1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers        $  119,471  $   94,643  $  443,431  $  379,308
    From affiliates                        22,290      21,203      80,795      81,658
      Total revenues                   $  141,761  $  115,846  $  524,226  $  460,966

  Operating income                     $   25,675  $   14,343  $   88,110  $   21,517
  Net income                               15,049       8,253      52,662      11,971

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet     16,950      15,048      64,614      54,263
    Oil and natural gas liquids
      (in thousands of barrels)               682         747       2,801       2,987
  Production revenue
    Natural gas (per thousand
      cubic feet)                      $     2.17  $     1.86  $     2.08  $     1.89
    Oil and natural gas liquids
      (per barrel)                     $    22.28  $    10.65  $    17.41  $    11.78

  Marketing volumes in energy
    equivalent decatherms (in
      thousands of decatherms)             27,025      34,159     105,848     119,329

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers             21,778      20,291      86,448      74,676
    For Questar Gas                         9,853       8,237      33,666      29,579
    For other affiliated customers          5,164       4,559      20,264      18,010
      Total gathering                      36,795      33,087     140,378     122,265

   Gathering revenue (per decatherm)   $     0.14  $     0.16  $     0.15  $     0.16

Market Resource's net income rose 82% in the first quarter of 2000 when compared with the first quarter of 1999 due primarily to increased production of natural gas and higher prices received for gas, oil and natural gas liquids (NGL).

Revenues increased 22% for the first quarter of 2000 and 14% for the 12 months of 2000 when compared with the corresponding periods of the prior year. First quarter revenues from selling natural gas increased $8.8 million as a result of a 17% increase in price and a 13% increase in volumes of gas produced. Production benefited from a successful development drilling program and acquisition of Canadian producing properties in the first quarter of 2000. Canadian gas production grew 94% to 1.6 billion cubic feet (Bcf), while U.S. production increased 8% to 15.4 Bcf. Market Resources recently announced another successful well in our Pinedale, Wyoming tight-sands play. The Mesa No. 6 well produced during initial testing at the rate of 11 million cubic feet of gas and almost 100 barrels of oil per day. Market Resources owns an average 60% working interest at Pinedale, based on an 80-acre spacing.

A 109% increase in the average price of oil and NGL more than offset the effect of lower production to result in a 91% increase in first quarter revenues. Production of oil and NGL decreased in the first quarter as a result of selling nonstrategic properties in the fourth-quarter of 1999. Higher prices also benefited the operations of liquids-extraction plants that experienced improved results for the first quarter of 2000.

Volumes of gas gathered increased 11% in the first quarter reflecting more production in the areas served by the Questar Gas Management. Excess transportation capacity and settlement of gas imbalances by the energy-trading activities caused an $841,000 after-tax loss in the first quarter of 2000.

Net income for Wexpro increased $.7 million to $5.8 million in the first quarter of 2000. Wexpro expanded its investment in development-drilling projects in response to higher regional demand. Wexpro develops gas reserves on behalf of an affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. At year-end 1999, Wexpro earned an average 18.9% after-tax return on investment in those properties.

Market Resources employs hedging strategies to fix commodity prices on a portion of its gas and oil production. Beginning April 2000, about 40% of natural gas production through the end of 2001 is hedged at an average price of $2.15 per Mcf, net back to the well. Beginning April 2000 and extending through 2001, approximately 80% of oil excluding Wexpro production, is hedged at an average price of $17.22 per barrel, net back to the well.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                      3 Months Ended          12 Months Ended
                                       March 31,               March 31,
                                          2000        1999        2000        1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers        $  199,527  $  172,093  $  475,040  $  456,058
    From affiliates                           993         209       3,115       1,278
      Total revenues                      200,520     172,302     478,155     457,336
  Natural gas purchases                   122,430      98,722     280,973     261,628
      Margin                           $   78,090  $   73,580  $  197,182  $  195,708

  Operating income                     $   38,749  $   37,807  $   46,255  $   57,046
  Net income                           $   20,715  $   20,258  $   19,676  $   26,952

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales       33,908      32,425      83,684      81,342
    Industrial sales                        3,204       2,940      10,087       9,791
    Transportation for industrial
      customers                            14,017      13,351      52,309      53,980
      Total deliveries                     51,129      48,716     146,080     145,113

  Natural gas revenue (per decatherm)
    Residential and commercial         $     5.41  $     4.87  $     5.05  $     4.98
    Industrial sales                         3.27        3.01        3.03        3.02
    Transportation for industrial
      customers                        $     0.13  $     0.13  $     0.13  $     0.13
  Heating degree days
    Actual                                  2,353       2,296       5,374       5,366
    Normal                                  2,743       2,743       5,801       5,801
       Warmer than normal                      14%         16%          7%          7%
  Number of customers at March 31,
    Residential and commercial            687,985     666,301
    Industrial                              1,363       1,329
        Total                             689,348     667,630

Questar Gas' margin increased 6% in the first quarter and 1% in the twelve months ended March 31, 2000 compared with the same periods of 1999 resulting primarily from interim rate relief received January 1, 2000 and gas volumes delivered to new customers. The increase was partially offset by a 2% decline in gas usage per customer.

The Public Service Commission of Utah (PSCU) granted Questar Gas' request for $7.1 million of interim rate relief, subject to refund, pending outcome of the Company's request for a general rate increase. The Company is seeking approximately $22 million of rate relief to offset higher costs. The PSCU must rule on the Company's general rate filing by August 14, 2000. The number of customers served by Questar Gas grew by 21,718 or 3.3% from a year ago to 689,348. Questar Gas expect to add between 20,000 to 21,000 new customers in 2000. Temperature adjusted usage per customer was approximately one decatherm or 2% lower in the first quarter of 2000 compared with the same period in 1999. Temperatures were warmer than normal for all periods presented.

Volumes delivered to industrial customers increased by 6% in the 3-month period ended March 31, 2000. Industrial deliveries were 2% lower in the twelve months ended March 31, 2000 because a major steel-producing customer reduced operations. The margin earned from gas delivered to industrial customers is substantially lower than from gas delivered to residential and commercial customers.

Questar Gas' natural gas purchase costs increased in the three-and twelve-month periods of 2000 when compared with the 1999 periods due to an increase in the volumes of gas sold and higher commodity costs. Questar Gas files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Questar Gas filed a general rate case December 17, 1999 requesting approximately $22 million of general rate relief and also asked for $7.1 million of interim rate relief. Higher costs of serving customers, inclusion of charges for the removal of carbon dioxide from part of the gas supply and lower gas usage per customer were cited among the reasons for requesting rate relief. The PSCU granted $7.1 million of interim rate relief, subject to refund, effective January 1, 2000. The Division of Public Utilities and the Committee of Consumer Services, state regulatory agencies, filed direct testimony on April 19, 2000 recommending annual revenue increases, including the interim relief, of $10.3 million and $1.8 million, respectively. Questar Gas is preparing rebuttal testimony, which is due May 24, 2000. Hearings have been scheduled to begin June 5, 2000. The PSCU's final order on the rate case must be issued by August 14, 2000.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                      3 Months Ended          12 Months Ended
                                       March 31,               March 31,
                                          2000        1999        2000        1999
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers          $    9,596  $    9,021  $   37,497  $   37,112
  From affiliates                          20,262      18,145      77,355      71,362
    Total revenues                     $   29,858  $   27,166  $  114,852  $  108,474

Operating income                       $   15,035  $   13,064  $   56,366  $   53,456
Net income (loss)                           7,124       6,962      (8,229)     28,299

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers             29,095      25,946     139,035     113,915
    For Questar Gas                        36,315      35,635     106,179     104,805
    For other affiliated customers          1,325       3,380      10,098      25,400
      Total transportation                 66,735      64,961     255,312     244,120

   Transportation revenue
      (per decatherm)                  $     0.27  $     0.27  $     0.28  $     0.29

Revenues were higher in the 3-and 12-month periods of 2000 compared with the 1999 periods due primarily to the addition of gas-processing operations. A subsidiary of Questar Pipeline, Questar Transportation Services, began operations at mid-year 1999 to remove carbon dioxide from certain gas supplies to make them suitable for Questar Gas' system. Transportaion revenues increased 4% in the 2000 quarter compared with 1999 from the addition of several firm-transportation contracts. Transportation revenues were flat in the twelve month periods.

Earnings from unconsolidated affiliates were lower in the 2000 periods compared with the 1999 periods. Capitalized financing costs (AFUDC) of $1,265,000 associated with the TransColorado pipeline was recorded in the first quarter 1999, with no comparable amounts recorded in the 2000 quarter. The decline in earnings for the twelve months was due mainly to lower AFUDC from TransColorado and a 1999 pretax operating loss from a TransColorado of $8.2 million, representing the Company's share.

Consolidated Results of Operations

Improved prices for natural gas, oil and natural gas liquids
(NGL) and an increase in natural gas production were the primary drivers of higher consolidated revenues in the 3- and 12-month periods of 2000 when compared with the same periods in 1999. In addition, higher natural gas prices translated into an increase in gas-distribution revenues in the 2000 periods presented, since the cost of natural gas is recovered from customers.

Natural gas and other product purchases increased in the 2000 periods presented because of higher prices paid for natural gas, primarily reflected in distribution activities.

Cost of goods sold includes the costs of computer equipment for resale by Questar MetroNet Services. Questar MetroNet Services is a new operation beginning in the last half of 1999, that, in addition to providing secure data processing centers, also configures and sells hardware and software for networks. Questar MetroNet Services is a subsidiary of Questar InfoComm.

Operating and maintenance (O & M) expenses increased 10% in the first quarter and 8% in the 12-months ended March 31, 2000 when compared with the same periods in 1999. Increased activities due to adding gas and oil properties and gas-distribution customers were the primary causes of higher O & M expenses.

Depreciation and amortization expense was higher in the 2000 periods when compared to the 1999 periods primarily due to increased investment in property, plant and equipment and increased gas production. The full-cost amortization rate for combined U.S. and Canadian operations was $.80 per equivalent Mcf for the first quarter of 2000, down from $.83 in the first quarter of 1999. Other taxes increased in the 2000 periods because of higher revenues from gas and oil produced. In addition, other taxes increased in the first quarter comparison because of an adjustment of prior year taxes by gas-distribution operations.

Pretax gains from selling securities available for sale were largely unchanged in the first quarter of 2000 when compared with the same period of 1999. However, pretax gains from selling securities available for sale were responsible for the increase in interest and other income in the comparison of the 12-months ended March 31, 2000 with the same period of 1999.

The unconsolidated affiliates reported operating losses for the 12-months ended March 31, 2000 primarily due to TransColorado Pipeline losses. The Company's share of operating losses reported by TransColorado Pipeline was $8.2 million before taxes in 1999.

Debt expense was higher in the 2000 periods as a result of increased borrowings to fund capital projects.

The effective income tax rate for the first quarter was 37.2%
in 2000 and 36.2% in 1999. The Company recognized $1,604,000 of production-related tax credits in the 2000 period and $1,810,000 in the 1999 period.

Liquidity and Capital Resources
Operating Activities

Net cash provided from operating activities for the first quarter of 2000 was 6% more than was generated in the same period of 1999. The increase in cash flow resulted primarily from higher net income.

Investing Activities

A comparison of capital expenditures for the first quarter of 2000 and 1999 plus an estimate for calendar year 2000 is
presented below.   The Company acquired a Canadian company,
Canor Energy LTD, in 2000 in a cash transaction for $US 61 million.

                                                                Forecast
                                         Actual                12 Months
                                      3 Months Ended             Ended
                                       March 31,               Dec. 31,
                                          2000        1999        2000
                                                  (In Thousands)
Questar Market Resources                  $74,945     $14,113    $165,500
Questar Regulated Services
    Natural gas distribution               10,167       5,109      63,300
    Natural gas transmission               17,616       4,880      68,300
    Other                                      13          39      10,100
          Total Questar Regulated Serv     27,796      10,028     141,700
Corporate and other operations              2,877       1,824      31,900
                                         $105,618     $25,965    $339,100

Financing Activities

The Company used cash flow generated from operations, from the sale of investments and from a net increase in long-term debt to fund capital expenditures, reduce short-term borrowings, repurchase shares of its common stock and pay dividends to holders of common stock. The Company intends to finance 2000 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt.

The Company announced that it had reached its goal of repurchasing up to $50 million worth of its shares and would seek to purchase another $25 million worth over the next 12 months. In the first four months of 2000, Questar repurchased approximately 1.5 million of its shares for $23 million. Since its inception in April of 1999, the Company has repurchased 3.1 million shares of its common stock for $51.2 million. The Company has used proceeds from the sales of Nextel shares to fund a portion of these repurchases.

Short-term borrowings amounted to $137 million of commercial paper at March 31, 2000 compared with $127 million of commercial paper a year earlier. The Company has bank lines of credit, which serve as backup to borrowings made under the commercial paper program. Market Resources filed a registration statement with the Securities and Exchange Commission (SEC) on April 12, 2000 for a public debt offering. Upon acceptance by the SEC, Market Resources intends to borrow $150 million of senior notes and use the proceeds to repay a portion of its existing debt.

Revenue Recognition Guideline Issued by the Securities and
Exchange Commission

In December 1999, the SEC issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements." The issue is the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The effect of adopting this accounting guideline is not known at this time because the Company has not completed its evaluation. For the Company, the guidelines of SAB 101 are effective in the second quarter of 2000.

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

                        QUESTAR CORPORATION
                        (Registrant)



May 12, 2000             /s/R. D. Cash
    (Date)               R. D. Cash
                         Chairman of the Board, President and
                         Chief Executive Officer



May 12, 2000             /s/ S. E. Parks
   (Date)                S. E. Parks
                         Vice President, Treasurer and
                         Chief Financial Officer