Form 10-Q
period 2000-06-30
QUESTAR CORP
filed 2000-08-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

          Class                 Outstanding as of July 31, 2000
Common Stock, without par value          80,113,584 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended        6 Months Ended        12 Months Ended
                                           June 30,              June 30,               June 30,
                                             2000       1999       2000       1999       2000         1999
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                   $ 232,542  $ 177,858  $ 569,244  $ 455,672  $1,037,791  $  882,688

OPERATING EXPENSES
  Natural gas and other product purchases     74,999     55,030    219,501    171,035     390,595     333,911
  Cost of goods sold                           6,434      1,035     11,299      1,781      19,943       4,029
  Operating and maintenance                   58,549     50,042    115,585    101,701     235,163     207,380
  Depreciation and amortization               35,960     33,570     71,842     67,202     142,384     133,950
  Write-down of oil and gas properties                                                                 34,000
  Other taxes                                 11,551      7,632     23,828     16,042      40,510      30,866

    TOTAL OPERATING EXPENSES                 187,493    147,309    442,055    357,761     828,595     744,136

    OPERATING INCOME                          45,049     30,549    127,189     97,911     209,196     138,552

INTEREST AND OTHER INCOME                     10,831     16,428     23,043     28,496      69,247      32,921

OPERATIONS OF UNCONSOLIDATED
AFFILIATES
Income  (loss)                                   482     (1,586)     1,701       (126)     (2,529)      2,151
Write-down of investment in partnership                                                   (49,700)
                                                 482     (1,586)     1,701       (126)    (52,229)      2,151

DEBT EXPENSE                                 (16,282)   (12,428)   (31,842)   (25,399)    (60,387)    (50,910)

   INCOME BEFORE INCOME TAXES                 40,080     32,963    120,091    100,882     165,827     122,714

INCOME TAXES                                  13,875      9,893     43,656     34,448      56,996      36,459

           NET INCOME                      $  26,205  $  23,070  $  76,435  $  66,434  $  108,831  $   86,255


EARNINGS PER COMMON SHARE
     Basic and diluted                     $    0.33  $    0.28  $    0.95  $    0.80  $     1.35  $     1.04

Average common shares outstanding
     Basic                                    80,078     82,678     80,414     82,660      80,971      82,665
     Diluted                                  80,352     82,870     80,551     82,814      81,091      82,890

Dividends per common share                 $    0.17  $   0.165  $    0.34  $    0.33  $     0.68  $     0.66

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                       June 30,              December 31,
                                         2000        1999        1999
                                     (Unaudited)
                                                 (In Thousands)
ASSETS
Current assets
  Cash and short-term investments     $   19,559              $    8,291
  Accounts receivable                    172,198  $  109,479     181,274
  Inventories                             26,616      23,262      37,614
  Purchased-gas adjustments                                          432
  Other current assets                    10,515       8,962      11,249
    Total current assets                 228,888     141,703     238,860

Property, plant and equipment          3,413,170   3,178,668   3,258,773
Less allowances for depreciation and
  amortization                         1,542,561   1,424,361   1,471,859
    Net property, plant and equipment  1,870,609   1,754,307   1,786,914

Securities available for sale             89,470      80,032      94,945
Investment in unconsolidated affiliat     33,601      70,877      25,269
Other assets                              74,218      50,158      92,009

                                      $2,296,786  $2,097,077  $2,237,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess
    of cash balances                              $    1,629
  Short-term loans                    $  146,309     112,100  $  144,115
  Accounts payable and accrued expense   158,879     139,711     179,673
  Purchased-gas adjustments                3,301       1,453
  Current portion of long-term debt            7       6,006           7
    Total current liabilities            308,496     260,899     323,795

Long-term debt, less current portion     764,704     656,189     735,043
Other liabilities                         43,504      27,275      36,554
Deferred income taxes and investment
  tax credits                            224,846     216,069     216,760

Common shareholders' equity
  Common stock                           257,361     300,283     278,437
  Retained earnings                      657,585     604,159     608,498
  Other comprehensive income              40,290      36,158      38,910
  Note receivable from ESOP                           (3,955)
    Total common shareholders' equity    955,236     936,645     925,845

                                      $2,296,786  $2,097,077  $2,237,997

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    6 Months Ended
                                                        June 30,
                                                     2000        1999
                                                     (In Thousands)
OPERATING ACTIVITIES
  Net income                                      $   76,435  $   66,434
  Depreciation and amortization                       74,622      70,525
  Deferred income taxes and
    investment tax credits                             1,573       1,426
  (Income) loss from unconsolidated affiliates,
     net of cash distributions                        (1,537)      1,337
  Gain from sales of securities                      (16,609)    (19,780)
                                                     134,484     119,942

  Changes in operating assets and liabilities         (3,557)     21,281
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                      130,927     141,223

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                   (155,263)    (79,884)
    Other investments                                 (7,324)    (16,332)
      Total capital expenditures                    (162,587)    (96,216)
  Proceeds from the disposition of
    property, plant and equipment                      1,764       4,900
  Proceeds from the sales of securities               24,931      27,466
      NET CASH USED IN INVESTING
        ACTIVITIES                                  (135,892)    (63,850)

FINANCING ACTIVITIES
  Issuance of common stock                             2,141       3,629
  Common stock repurchased                           (23,217)     (2,235)
  Issuance of long-term debt                          37,476     174,327
  Repayment of long-term debt                         (6,342)   (136,002)
  Change in short-term loans                           1,751    (109,000)
  Cash released from escrow account                   32,414
  Checks outstanding in excess of cash balances                    1,629
  Payment of dividends                               (27,348)    (27,271)
  Other                                                               38
NET CASH USED IN FINANCING
ACTIVITIES                                            16,875     (94,885)
    Foreign currency translation
     adjustment                                         (642)         23
      INCREASE (DECREASE) IN CASH AND
        SHORT-TERM INVESTMENTS                    $   11,268  $  (17,489)

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Purchase of Companies

On January 26, 2000, a subsidiary of Questar Market Resources (QMR or the Company) acquired 100% of the outstanding shares of Canor Energy Ltd from NI Canada ULC, a subsidiary of Northwest Natural Gas Co for cash of $US 61 million plus the assumption of $5.4 million of short-term debt. The
transaction was accounted for as a purchase.   Canor owns
and/or operates more than 800 wells located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves are estimated at 61.1 billion cubic feet equivalent.

On June 1, 2000, Questar MetroNet, a subsidiary of Questar InfoComm, purchased 100% of the outstanding shares of Consonus of Portland, in exchange for shares of Questar MetroNet, cash and an assumption of debt. On the same day, Consonus was merged with Questar MetroNet and the Consonus name was retained. Consonus is a provider of e-business consulting, application development and managed hosting services. The transaction was accounted for as a purchase.

Note 3 - Comprehensive Income

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

                                                 3 Months Ended          6 Months Ended
                                                   June 30,               June 30,
                                                     2000        1999       2000       1999
                                                 (In thousands)
Comprehensive Income:
Net income                                        $   26,205  $   23,070  $ 76,435  $   66,434
Other comprehensive income (loss)
   Unrealized gain (loss) on securities
       available for sale                            (15,586)      8,150     2,576      29,786
   Foreign currency translation adjustment            (1,040)       (272)   (1,560)       (491)
      Other comprehensive income (loss) before
          income taxes                               (16,626)      7,878     1,016      29,295
     Income taxes on other comprehensive
         income (loss)                                (6,485)      3,014      (364)     11,204
         Net other comprehensive income (loss)       (10,141)      4,864     1,380      18,091
            Total comprehensive income            $   16,064  $   27,934  $ 77,815  $   84,525

Note 4 - Operations by Line of Business

                                     3 Months Ended          6 Months Ended        12 Months Ended
                                       June 30,                June 30,              June 30,
                                         2000        1999        2000       1999       2000       1999
                                     (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Questar Market Resources              $144,089     $95,848    $263,560  $190,491    $491,672  $380,942
  Questar Regulated Services
     Natural gas distribution             66,957      69,952     266,484   242,045     472,045   451,742
     Natural gas transmission             10,305       9,754      19,901    18,775      38,048    37,778
     Other                                 1,324         563       1,949     1,112       3,097     2,443
        Total Regulated Services          78,586      80,269     288,334   261,932     513,190   491,963
  Corporate and other operations           9,867       1,741      17,350     3,249      32,929     9,783
                                        $232,542    $177,858    $569,244  $455,672  $1,037,791  $882,688

REVENUES FROM AFFILIATES
  Questar Market Resources            $   21,112  $   18,374  $   43,402  $ 39,577  $   83,533  $ 80,288
  Questar Regulated Services
     Natural gas distribution              1,217         222       2,210       431       4,110     1,381
     Natural gas transmission             19,102      17,282      39,364    35,427      79,175    71,133
     Other                                    68          52         136        80         252       138
  Corporate and other operations           7,743      10,480      17,047    22,915      32,983    42,356
                                      $   49,242  $   46,410  $  102,159  $ 98,430  $  200,053  $195,296

OPERATING INCOME (LOSS)
  Questar Market Resources            $   30,455  $   16,911  $   56,130  $ 31,254  $  101,654  $ 23,842
  Questar Regulated Services
     Natural gas distribution             (1,965)     (2,470)     36,784    35,337      46,760    56,117
     Natural gas transmission             14,684      13,908      29,719    26,972      57,142    53,318
     Other                                   130        (149)         84      (217)        245      (683)
        Total Regulated Services          12,849      11,289      66,587    62,092     104,147   108,752
  Corporate and other operations           1,745       2,349       4,472     4,565       3,395     5,958
         OPERATING INCOME             $   45,049  $   30,549  $  127,189  $ 97,911  $  209,196  $138,552

NET INCOME (LOSS)
  Questar Market Resources            $   17,182  $   10,432  $   32,231  $ 18,685  $   59,412  $ 12,935
  Questar Regulated Services
     Natural gas distribution             (3,330)     (2,836)     17,385    17,422      19,182    26,497
     Natural gas transmission              7,076       7,032      14,200    13,994      (8,185)   28,271
     Other                                   173         (10)        232       (10)        493      (179)
        Total Regulated Services           3,919       4,186      31,817    31,406      11,490    54,589
  Corporate and other operations           5,104       8,452      12,387    16,343      37,929    18,731
         NET INCOME                   $   26,205  $   23,070  $   76,435  $ 66,434  $  108,831  $ 86,255

Note 5 - Debt Offering

On April 12, 2000, Questar Market Resources filed a registration statement with the Securities and Exchange
Commission for a public debt offering. Following effectiveness of such registration statement, Questar Market
Resources intends to issue $150 million of notes and use the proceeds to repay a portion of the outstanding debt of Questar
Market Resources.

Note 6 - Reclassifications

Certain reclassifications were made to the 1999 financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
June 30, 2000
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production, Wexpro, Questar Gas
Management and Questar Energy Trading, collectively,
(Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of Market
Resources' financial results and operating information.

                                     3 Months Ended      6  Months Ended     12 Months Ended
                                      June 30,            June 30,            June 30,
                                        2000      1999      2000      1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers       $144,089  $ 95,848  $263,560  $190,491  $491,672  $380,942
    From affiliates                     21,112    18,374    43,402    39,577    83,533    80,288
      Total revenues                  $165,201  $114,222  $306,962  $230,068  $575,205  $461,230

  Operating income                    $ 30,455  $ 16,911  $ 56,130  $ 31,254  $101,654  $ 27,942
  Net income                            17,182    10,432    32,231    18,685    59,412    12,935

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic
        feet)                           17,674    15,341    34,624    30,389    66,947    57,609
    Oil and natural gas liquids
      (in thousands of barrels)
Questar Exploration & Production           563       588     1,117     1,194     2,234     2,415
Wexpro                                     140       127       268       268       555       570
Total oil and NGL production               703       715     1,385     1,462     2,789     2,985
  Production revenue
    Natural gas (per thousand
      cubic feet)                     $   2.48  $   1.93  $   2.33  $   1.90  $   2.21  $   1.89
    Oil and natural gas liquids
      (per barrel)                    $  20.98  $  13.99  $  21.62  $  12.28  $  19.18  $  12.05
  Marketing volumes in energy
    equivalent decatherms (in
      thousands of decatherms)          25,180    26,158    52,205    60,317   104,870   118,474
  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers          23,261    21,835    45,039    42,126    87,874    78,731
    For Questar Gas                      9,235     8,682    19,088    16,919    34,219    31,213
    For other affiliated customers       6,514     4,560    11,678     9,119    22,218    18,055
      Total gathering                   39,010    35,077    75,805    68,164   144,311   127,999

   Gathering revenue (per decatherm)  $   0.13  $   0.15  $   0.14  $   0.15  $   0.14  $   0.15

Revenues reported for the 2000 periods presented were substantially higher than the revenues for the comparable
1999 periods as a result of higher prices for gas and oil and increased gas production. The average natural gas price per thousand cubic feet (Mcf) rose 28% in the second quarter and 23% in the first half of 2000 when compared with the same periods of 1999. The increase in gas prices reflected a strong demand caused largely by the use of natural gas in the generation of electricity. Oil and natural gas liquids (NGL) prices increased 45% in the second quarter and 71% per barrel in the first half of 2000 (excluding Wexpro oil production). Oil and NGL prices have increased steadily over the past year as production generally declined and demand rose.

Of the current 6 Bcf per month gas production, approximately 42% is covered by hedge contracts at an average price of $2.20 per Mcf, net back to the wellhead.
About one-third of the contracts are collars and the remainder are fixed price contracts. The floor price of collar arrangements is used in calculating the average hedged price. Approximately 76% of oil, excluding Wexpro production, is hedged at an average price of $17.14 per barrel, net back to the wellhead through the end of 2001.

The second quarter of 2000 includes record production levels with an average monthly production of 7 billion cubic feet equivalent, excluding Wexpro. Production benefited from a successful development drilling program and the first quarter acquisition of Canadian producing properties. Canadian gas production grew 165% to 1.9 billion cubic feet (Bcf). U.S. gas production was 8% above year-ago levels at 15.8 Bcf as increased drilling activity offset a property sale in the fourth quarter of 1999. However, the increased drilling did not fully replace the oil and NGL production as a result of selling nonstrategic properties in the fourth-quarter of 1999.

Wexpro's net income increased $1.9 million to $11.7 million in the first half of 2000. Wexpro expanded its investment in development-drilling projects in response to higher regional demand. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. At year-end
1999, Wexpro earned an average 18.9% after-tax return on investment in those properties. In addition, increased oil and NGL prices resulted in higher earnings for Wexpro and an increase in shared oil profits for Questar Gas.

Gas-management and energy-trading operations reported $2.5
million in combined earnings for the first half of 2000 versus $1.5 million a year ago. Volumes of gas gathered increased 11% in the first half of 2000 reflecting more production in the areas served. Higher prices benefited the operations of liquids-extraction plants that experienced improved results for the second quarter and first half of 2000. The plants extract and sell liquids from the natural gas stream. Increased commodity prices caused revenues from energy-marketing activities to be higher in the 2000 periods but were offset by the low value of transportation contracts and settlement of gas imbalances.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        2000      1999      2000      1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers       $ 66,957  $ 69,952  $266,484  $242,045  $472,045  $451,742
    From affiliates                      1,217       222     2,210       431     4,110     1,381
      Total revenues                    68,174    70,174   268,694   242,476   476,155   453,123
  Natural gas purchases                 35,779    36,741   158,209   135,463   280,011   256,404
         Margin                       $ 32,395  $ 33,433  $110,485  $107,013  $196,144  $196,719

  Operating income (loss)             $ (1,965) $ (2,470) $ 36,784  $ 35,337  $ 46,760  $ 56,117
  Net income (loss)                     (3,330)   (2,836)   17,385    17,422    19,182    26,497
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    33,908    32,425    83,684    81,342    83,684    81,342
    Industrial sales                     3,204     2,940    10,087     9,791    10,087     9,791
    Transportation for industrial
      customers                         14,017    13,351    52,309    53,980    52,309    53,980
      Total deliveries                  51,129    48,716   146,080   145,113   146,080   145,113
OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales     9,197    14,145    43,105    46,570    78,736    82,309
    Industrial sales                     2,047     2,282     5,251     5,222     9,852     9,806
    Transportation for industrial
      customers                         13,865    11,800    27,882    25,151    54,374    52,665
      Total deliveries                  25,109    28,227    76,238    76,943   142,962   144,780
  Natural gas revenue (per decatherm)
    Residential and commercial        $   5.93  $   4.15  $   5.52  $   4.65  $   5.31  $   4.88
    Industrial sales                      2.99      2.83      3.16      2.93      3.07      3.01
    Transportation for industrial
      customers                       $   0.11  $   0.13  $   0.12  $   0.13  $   0.12  $   0.13
  Heating degree days
    Actual                                 492       946     2,845     3,242     4,920     5,413
    Normal                                 741       741     3,484     3,484     5,801     5,801
       Colder (Warmer) than normal        (34%)       28%     (18%)      (7%)     (15%)      (7%)
  Number of customers at June 30,
    Residential and commercial         686,827   665,221
    Industrial                           1,352     1,356
        Total                          688,179   666,577

Questar Gas experienced a seasonal loss of $3.3 million in the 2000 period. In the comparable year-earlier quarter, the utility recorded a $2.8 million loss. The Company continued to see the impact of costs associated with strong customer growth and lower usage per customer.
Questar Gas addressed these issues in a general rate case order received August 11, 2000 and discussed below.

Questar Gas' margin decreased 3% in the second quarter of 2000 when compared with the second quarter of 1999. The lower margin was due primarily to a timing difference caused by a change in procedure for recording gathering costs. Gathering costs are recognized on a straight-line basis where before the costs were seasonal. The regulatory procedure did not increase gathering costs from year to year. The margin was slightly higher in the first half of 2000 compared with 1999. The higher margin was the result of interim rate relief which more than offset higher costs including costs of carbon dioxide removal.

The PSCU granted Questar Gas' request for $7.1 million of interim rate relief, subject to refund, effective January
1, 2000. On August 11, 2000, the PSCU issued a final order which granted $13.5 million in general rate relief and authorized a return on equity of 11 percent. The $13.5 million increase includes the $7.1 million of interim rate relief and allows the collection of $5 million annually for carbon dioxide processing costs. The Company will be allowed to collect the full amount of the increase in its rates immediately upon the filing of tariff provisions.
The number of customers served by Questar Gas grew by 21,602 or 3.2% from a year ago to 688,179. The number of customer additions for the year ending December 31, 2000 is expected to be between 20,000 to 21,000.

Volumes delivered were 11% lower in the second quarter and 1% lower for the first half of 2000 when compared with the same periods in 1999. The decrease was due to warmer weather in 2000 when compared with 1999. Temperatures were warmer than normal for all periods presented in 2000. The effects of warmer weather were mitigated by the weather normalization adjustment.

Questar Gas' natural gas purchase costs increased in the six-and twelve-month periods of 2000 when compared with the 1999 periods due to higher commodity costs. Commodity rates for the first half were $2.23 per Dth in 2000 and $1.72 per Dth in 1999. Gas purchases were lower in the second quarter because of lower gas sales volumes. The
Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                     3 Months Ended      6 Months Ended      12 Months Ended
                                      June 30,            June 30,            June 30,
                                        2000      1999      2000      1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers         $ 10,305  $  9,754  $ 19,901  $ 18,775  $ 38,048  $ 37,778
  From affiliates                       19,102    17,282    39,364    35,427    79,175    71,133
    Total revenues                    $ 29,407  $ 27,036  $ 59,265  $ 54,202  $117,223  $108,911

Operating income                      $ 14,684  $ 13,908  $ 29,719  $ 26,972  $ 57,142  $ 53,318
Net income (loss)                        7,076     7,032    14,200    13,994    (8,185)   28,271

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers          35,803    34,765    64,898    60,711   140,073   117,391
    For Questar Gas

                                        24,046    26,084    60,361    61,719   104,141   103,838
    For other affiliated customers       1,676     5,078     3,001     8,458     6,696    22,929
      Total transportation              61,525    65,927   128,260   130,888   250,910   244,158


   Transportation revenue (per
      decatherm)                      $   0.29  $   0.26  $   0.28  $   0.27  $   0.29  $   0.29

Revenues were higher in the 2000 periods compared with the 1999 periods due to gas-processing operations added mid-year 1999 and increased transportation demand.
Gas-processing revenues amounted to $1.7 million in the second quarter and $3.5 million in the first half of 2000.
The gas-processing operations remove carbon dioxide from certain gas supplies to make them suitable for Questar
Gas' system. Transportation revenues increased 2% in the second quarter and 3% in the first half of 2000 compared to the same periods of 1999 as a result of the addition of several short-term firm-transportation contracts. Storage revenues were 3% lower in the second quarter and 1% lower in the first half of 2000.

Earnings from unconsolidated affiliates in the second quarter and first half of 1999 included operating losses from the TransColorado Pipeline that were not repeated in the same periods of 2000. In the fourth quarter of 1999, the Company wrote down its subsidiary's investment in the TransColorado Pipeline.

On June 15, 2000, a lawsuit was filed against Questar
Pipeline Company and several of its affiliates by the partner in the TransColorado Pipeline. The Company filed a counterclaim July 27, 2000.

Consolidated Results of Operations

Much improved prices for natural gas, oil and natural gas liquids (NGL) and an increase in natural gas production were the primary reasons of higher consolidated revenues in the 3-, 6- and 12-month periods of 2000 when compared with the same periods in 1999. In addition, higher natural gas prices translated into an increase in gas-distribution revenues in the 2000 periods presented, since the cost of natural gas is recovered from customers.

Natural gas and other product purchases increased in the 2000 periods presented because of higher prices paid for natural gas, reflected in distribution operations and energy-trading activities.

Cost of goods sold primarily includes the costs of computer equipment and services for resale by Consonus.
The gross margin associated amounted to $4.2 million in the first half of 2000 compared with $1 million in the first half of 1999. Consonus is a new operation that began in the last half of 1999. The activities include providing secure data processing centers, and configuring and selling hardware and software for networking.

Operating and maintenance (O & M) expenses were higher in the 2000 periods presented when compared with the same periods in 1999 primarily due to adding gas and oil properties, including a purchase of a Canadian gas and oil company, and an increasing number of gas-distribution customers. The higher cost of serving distribution customers is a continuing concern that Questar Gas is attempting to resolve in a general rate case. Also, higher gas prices have increased the cost of replacing gas in extraction plant operations.

The full-cost amortization rate for U.S. operations dropped $.03 to $.79 per thousand cubic feet equivalent of production (Mcfe) compared with the second quarter of 1999. The U.S. rate is expected to be about $.77 in the third quarter of 2000. The declining U.S. rate has driven the combined U.S. and Canadian full-cost amortization rate to $.80 per energy-equivalent Mcf (Mcfe) for the first half of 2000 compared with $.82 for the comparable 1999 period. The lower rate was due to successfully adding reserves through drilling and purchases, while selling nonstrategic properties at favorable prices. Depreciation and amortization expenses were higher in the 2000 periods presented when compared with the 1999 periods. Increased production volumes from full-cost properties more than offset the lower amortization rates. Increased investment in other properties also resulted in higher depreciation expense in the 2000 periods.

Higher commodity prices and increased production volumes resulted in an increase in production-related taxes reported in other taxes on the income statement. Debt expense was higher in the 2000 periods presented because of increased borrowings and higher short-term interest rates.

Pretax gains from selling securities available for sale were lower in the first half of 2000 when compared with the first half of 1999. The Company sold 510,000 shares of Nextel in the 2000 period compared with 1.4 million in the 1999 period. Sales of securities resulted in after tax gains of $10.2 million in the first half of 2000 and $11.8 million in 1999.

Earnings from unconsolidated affiliates in the second quarter and first half of 1999 included operating losses from the TransColorado Pipeline that were not repeated in the same periods of 2000. In the fourth quarter of 1999, the Company wrote down its subsidiary's investment in the TransColorado Pipeline.

The effective income tax rate for the first half was 36.4% in 2000 and 34.1% in 1999. The effective income tax rate increased largely because of a reduction in production-related tax credits and a higher portion of earnings coming from Canada, where income tax rates are higher. The Company recognized $3,175,000 of production-related tax credits in the 2000 period and $3,547,000 in the 1999 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities for the first half of 2000 was 7% lower than the amount generated in the same period of 1999. The 2000 period includes approximately $36.4 million of interest-bearing hedge account deposits related with energy-trading activities with no comparable amounts in the prior year period.

Investing Activities

A comparison of capital expenditures for the first half of
2000 and 1999 plus an estimate for calendar year 2000 is
presented below.   The Company acquired a Canadian
company, Canor Energy LTD, in 2000 for a cash payment of $US 61 million and assumed $5.4 million of debt.

                                                          Forecast
                                       Actual            12 Months
                                     6 Months Ended        Ended
                                      June 30,            Dec. 31,
                                        2000      1999      2000
                                               (In Thousands)
Questar Market Resources              $101,455  $ 53,791  $175,700
Questar Regulated Services
    Natural gas distribution            28,580    19,960    63,300
    Natural gas transmission            25,234    16,661    57,900
    Other                                   88       655     5,500
          Total Questar Regulated
               Services                 53,902    37,276   126,700
Corporate and other operations           7,230     5,149    34,300
                                      $162,587  $ 96,216  $336,700

Financing Activities

The Company used cash flow generated from operations, from the sale of investments, from a net increase in long-term debt and cash released from an escrow account to fund capital expenditures, reduce short-term borrowings, repurchase shares of its common stock and pay dividends to holders of common stock. The Company intends to finance
2000 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt.

The Company announced that it had reached its goal of repurchasing up to $50 million worth of its shares and would seek to purchase another $25 million worth over the next 12 months. In the first half of 2000, Questar repurchased approximately 1.5 million of its shares for $23 million. Since its inception in April of 1999, the Company has repurchased 3.1 million shares of its common stock for $51.2 million. The Company has used proceeds from the sales of Nextel shares to fund a portion of these repurchases.

Short-term borrowings amounted to $146.3 million, principally commercial paper, at June 30, 2000 compared with $112.1 million of commercial paper a year earlier.
The Company has bank lines of credit, which serve as backup to borrowings made under the commercial paper program. Market Resources filed a registration statement with the Securities and Exchange Commission on April 12,
2000 for a public debt offering. Following effectiveness of such registration statement, Market Resources intends to borrow $150 million of notes and use the proceeds to repay a portion of its existing debt.

Regulatory Matters

Questar Gas filed a general rate case December 17, 1999 requesting approximately $22 million of general rate relief. Higher costs of serving customers, inclusion of charges for the removal of carbon dioxide from part of the gas supply and lower gas usage per customer were among the reasons for requesting rate relief. The PSCU issued a final order on August 11, 2000 which granted $3.5 million of annualized rate relief and approved an 11 percent return on equity. The $13.5 million includes the $7.1 million interim rate relief and $5 million of annual carbon dioxide processing costs.

Public Utilities and the Committee of Consumer Services.
Through those discussions the Company has reached agreement on all revenue requirements with the exception of return on equity, affiliate postage cost and the costs associated with carbon dioxide processing. The Company and the Division reached a settlement on the carbon dioxide processing issue. The PSCU has held hearings on these settlements and the contested issues. The PSCU has until August 14, 2000 to issue a final order concerning the case.

The Federal Energy Regulatory Commission (FERC) issued a final order granting a certificate of convenience and necessity to Questar's Southern Trails Pipeline. The
FERC's July 28 ruling came after the agency became satisfied that the pipeline was in the public convenience and necessity and could be completed in an environmentally sound manner. Southern Trails must receive final environmental approvals from state and federal agencies before conversion to carry natural gas can begin. Questar
Pipeline is actively working on right-of-way issues and exploring marketing opportunities to subscribe Southern
Trail's pipeline capacity.

Revenue Recognition Guideline Issued by the Securities and
Exchange Commission

In December 1999, the SEC issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements."
The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The effect of adopting this accounting guideline is not known at this time because the Company has not completed its evaluation. The SEC has postponed the effective date of this ruling from the second quarter of 2000 to the fourth quarter.

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

                          PART II
                    OTHER INFORMATION

Item 1.   Legal Proceedings.

     a. On June 15, 2000, a lawsuit was filed against Questar Pipeline Company ("Questar Pipeline") and several of its affiliates including Questar Corporation ("Questar" or the "Company"). The lawsuit, which was filed in a Colorado state district court, was brought by KN TransColorado Inc. ("KNTC"), a subsidiary of Kinder Morgan, Inc. Questar TransColorado, Inc. ("QTC"), a wholly owned subsidiary of Questar Pipeline, and KNTC are 50 percent partners in the TransColorado Gas Transmission Company ("TC Partnership"), the partnership that constructed, owns, and currently operates the TransColorado pipeline project. QTC has a contractual right to put its 50 percent interest in the TC Partnership to KNTC during a 12-month period commencing March 31, 2001, for $121,000,000 (subject to adjustments specified in the agreement).

     KNTC's complaint basically alleges that the named Questar affiliates breached their fiduciary duties to TC Partnership and KNTC by developing and working on a plan to construct and operate a new pipeline that would compete with the TransColorado pipeline and render such pipeline economically unviable. The complaint contains claims for declaratory relief, breach of fiduciary duty, breach of contract, breach of implied covenants of good faith and fair dealing, misrepresentation, tortious concealment, rescission, estoppel, imposition of a constructive trust, an accounting, and dissolution of the TC Partnership. KNTC is seeking damages in the amount of $150,000,000 plus punitive damages and a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable.

     The Questar affiliates have filed a counterclaim and third party complaint against KNTC and its affiliates, including Kinder Morgan. In it, the Questar defendants request a declaratory judgment that the contractual agreements concerning the put are binding and enforceable and seek damages of at least $185,000,000. Questar Pipeline claims that KNTC and its affiliates wrongfully induced the Questar affiliates to expend funds to build the line and breached the contracts between the parties.

     The Questar affiliates deny any wrongdoing of any kind, believe that the allegations are totally without merit, and intend to vigorously defend against the claims and pursue their counterclaims.

     Pending the resolution of the lawsuit, QTC and KNTC, on behalf of the TC Partnership, and Questar Pipeline and Kinder Morgan, as guarantors, have executed an amendment to the credit agreement for financing the project to provide that KNTC's lawsuit seeking to dissolve the partnership does not constitute an event of default under the terms of the credit agreement.

     b. Questar Exploration and Production Company ("Questar E&P"), an indirect wholly owned subsidiary of the Company, is the primary defendant in a class action lawsuit--Bridenstine v. Kaiser Francis Oil Company--pending in an Oklahoma state court. Questar itself and Questar Gas Management Company, another affiliate, are also named defendants together with nonaffiliated entities. See the Company's Form 10-K Report for 1999, Item 3. Legal Proceedings .
The plaintiffs recently claimed additional damages, which have increased from an estimated $54,000,000 to an estimated $80,000,000 plus punitive damages. Questar E&P disputes the claims. The trial judge delayed the jury trial from August of 2000 to January of 2001, but has not yet ruled on motions filed by the defendants for partial summary judgment.

Item 5.   Other Information.

     a. Marilyn S. Kite resigned her position as a director of the Company and Questar Pipeline effective July 1, 2000. She resigned after her appointment to serve as the first female member of the Wyoming Supreme Court. Ms. Kite had served as a director since May of 1997. The Board of Directors has not yet appointed a director to fill the remainder of her term, which expires in May of 2002.

     b. Effective August 1, 2000, Glenn H. Robinson, age 50, was appointed to serve as Vice President and Chief Information Officer of the Company. He was concurrently appointed to serve as President and Chief Executive Officer of Questar InfoComm, Inc., and Interstate Land Corporation, which are two wholly owned subsidiaries engaged in information technology and real estate activities, respectively. With his new positions, Mr. Robinson is a member of the Company's management committee and is classified as an executive officer. Mr. Robinson, who has over 26 years of service, had been serving as Vice President and Controller of the entities within the Company's Regulated Services unit.

     c. Mr. Clyde M. Heiner, age 62, resigned from his positions as Senior Vice President for the Company and President and Chief Executive Officer of Questar InfoComm and Interstate Land to devote full time to his responsibilities with Consonus, Inc., (formerly Questar MetroNet Services, Inc.) Consonus was organized in 1999 to pursue a new project that combines data centers, web enablement, and network services. Mr. Heiner will continue to be classified as an executive officer of the Company.


                              SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUESTAR CORPORATION
                                      (Registrant)


August 14, 2000                        /s/S. E. Parks
   (Date)                                 S. E. Parks

                                          Vice President, Treasurer and
                                          Chief Financial Officer (Duly
                                          authorized officer and
                                          principal financial officer)