Form 10-Q
period 2000-09-30
QUESTAR CORP
filed 2000-11-14
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

      Class               Outstanding as of  October 31, 2000
Common Stock, without par value          80,523,141 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                          3 Months Ended        9 Months Ended        12 Months Ended
                                          September 30,         September 30,         September 30,
                                             2000       1999       2000       1999       2000         1999
                                          (In Thousands, Except Per Share Amounts)
REVENUES                                   $ 245,117  $ 183,070  $ 814,361  $ 638,742  $1,099,838  $  915,476

OPERATING EXPENSES
  Natural gas and other product purchases     84,902     55,015    304,403    226,050     420,482     347,840
  Cost of goods sold                           6,712      3,737     18,011      5,518      22,918       6,569
  Operating and maintenance                   59,925     53,665    175,510    155,366     241,423     211,291
  Depreciation and amortization               35,016     34,824    106,858    102,026     142,576     136,911
  Write-down of full-cost oil and gas properties                                                       34,000
  Other taxes                                 13,218      8,433     37,046     24,475      45,295      31,090

    TOTAL OPERATING EXPENSES                 199,773    155,674    641,828    513,435     872,694     767,701

    OPERATING INCOME                          45,344     27,396    172,533    125,307     227,144     147,775

INTEREST AND OTHER INCOME                     11,398      8,565     34,441     37,061      72,080      39,035

OPERATIONS OF UNCONSOLIDATED
AFFILIATES
Income  (loss)                                 1,151     (1,819)     2,852     (1,945)        441        (400)
Write-down of investment in partnership                                                   (49,700)
                                               1,151     (1,819)     2,852     (1,945)    (49,259)       (400)

DEBT EXPENSE                                 (16,013)   (13,349)   (47,855)   (38,748)    (63,051)    (52,045)

   INCOME BEFORE INCOME TAXES                 41,880     20,793    161,971    121,675     186,914     134,365

INCOME TAXES                                  14,617      5,691     58,273     40,139      65,922      41,243

           NET INCOME                      $  27,263  $  15,102  $ 103,698  $  81,536  $  120,992  $   93,122


EARNINGS PER COMMON SHARE
     Basic                                 $    0.34  $    0.19  $    1.29  $    0.99  $     1.50  $     1.13
     Diluted                               $    0.34  $    0.18  $    1.29  $    0.98  $     1.50  $     1.12

Average common shares outstanding
     Basic                                    80,223     82,622     80,344     82,648      80,587      82,655
     Diluted                                  80,862     82,827     80,649     82,820      80,815      82,871

Dividends per common share                 $    0.17  $    0.17  $    0.51  $    0.50  $     0.68  $    0.665

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30,           December 31,
                                            2000        1999        1999
                                        (Unaudited)
ASSETS                                              (In Thousands)
Current assets
  Cash and cash equivalents              $   25,386              $    8,291
  Accounts receivable                       155,554  $  117,671     181,274
  Inventories, at lower of average cost
      or market -
      Gas and oil storage                    26,695      25,177      26,913
  Materials and supplies                     10,075      11,197      10,701
  Purchased-gas adjustments                  11,159      13,374         432
  Prepaid expenses and other                  8,880      11,263      11,249
    Total current assets                    237,749     178,682     238,860

Property, plant and equipment             3,461,958   3,227,751   3,258,773
Less allowances for depreciation and
  amortization                            1,568,810   1,456,652   1,471,859
    Net property, plant and equipment     1,893,148   1,771,099   1,786,914

Securities available for sale                67,396     103,672      94,945
Investment in unconsolidated affiliates      35,237      68,019      25,269
Goodwill                                     21,453       1,465       7,750
Cash held in escrow                                                  36,727
Other assets                                 49,653      45,336      47,532

                                         $2,304,636  $2,168,273  $2,237,997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess
    of cash balances                                 $    5,020
  Short-term loans                       $  152,458     130,700  $  144,115
  Accounts payable and accrued expenses     188,465     139,717     179,680
    Total current liabilities               340,923     275,437     323,795

Long-term debt                              724,052     692,070     735,043
Other liabilities                            32,412      25,667      29,944
Deferred income taxes and investment
  tax credits                               228,070     231,335     216,760
Minority interest                            17,447                   6,610
Common shareholders' equity
  Common stock                              261,432     295,467     278,437
  Retained earnings                         671,215     605,208     608,498
  Other comprehensive income                 29,085      43,089      38,910
    Total common shareholders' equity       961,732     943,764     925,845

                                         $2,304,636  $2,168,273  $2,237,997

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    9 Months Ended
                                                    September 30,
                                                        2000        1999
                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  103,698  $   81,536
  Depreciation and amortization                         111,219     106,652
  Deferred income taxes and
    investment tax credits                               11,406      12,382
  (Income) loss from unconsolidated affiliates,
     net of cash distributions                           (1,316)      4,195
  Gain from sales of securities                         (23,361)    (26,115)
                                                        201,646     178,650

  Changes in operating assets and liabilities            23,765     (15,484)
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                         225,411     163,166

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                      (216,865)   (132,478)
    Other investments                                    (9,324)    (29,571)
      Total capital expenditures                       (226,189)   (162,049)
  Proceeds from the disposition of
    property, plant and equipment                         1,965       4,860
  Proceeds from the sales of securities                  36,388      34,619
      NET CASH USED IN INVESTING
        ACTIVITIES                                     (187,836)   (122,570)

FINANCING ACTIVITIES
  Issuance of common stock                                7,561       6,006
  Common stock repurchased                              (24,566)     (9,427)
  Issuance of long-term debt                             39,791     210,000
  Repayment of long-term debt                           (48,423)   (142,000)
  Change in short-term loans                              7,900     (90,400)
  Cash released from escrow account                      36,727
  Checks outstanding in excess of cash balances                       5,020
  Payment of dividends                                  (40,981)    (41,324)
  Other                                                   1,873       3,993
     NET CASH USED IN FINANCING
      ACTIVITIES                                        (20,118)    (58,132)
    Foreign currency translation
     adjustment                                            (362)         47
      INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                             $   17,095  $  (17,489)

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2 - Purchase of  Companies

On January 26, 2000, a subsidiary of Questar Market Resources
(QMR) acquired 100% of the outstanding shares of Canor Energy Ltd from NI Canada ULC, a subsidiary of Northwest Natural Gas Co for cash of $US 61 million plus the assumption of $US 5.4 million of short-term debt. The transaction was accounted for as a
purchase.   Canor owns and/or operates more than 800 wells
located in Alberta, British Columbia and Saskatchewan provinces of Canada. Canor's proven gas and oil reserves are estimated at
61.1 billion cubic feet equivalent.

On June 1, 2000, Questar MetroNet, a subsidiary of Questar InfoComm, purchased 100% of the outstanding shares of Consonus of Portland, in exchange for shares of Questar MetroNet, cash and an assumption of debt. On the same day, Consonus was merged with Questar MetroNet and the Consonus name was retained. Consonus is a provider of e-business consulting, applications development and managed hosting services. The transaction was accounted for as a purchase.

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

                                                    3 Months Ended          9 Months Ended
                                                    September  30,          September  30,
                                                        2000        1999       2000       1999
                                                    (In thousands)
Comprehensive Income:
Net income                                           $   27,263  $   15,102  $103,698  $   81,536
Other comprehensive income (loss)
   Unrealized gain (loss) on securities
       available for sale                               (17,491)     11,266   (14,915)     41,052
   Foreign currency translation adjustment                 (763)        (42)   (2,323)       (533)
      Other comprehensive income (loss) before
          income taxes                                  (18,254)     11,224   (17,238)     40,519
     Income taxes on other comprehensive
         income (loss)                                   (7,049)      4,293    (7,413)     15,497
         Net other comprehensive income (loss)          (11,205)      6,931    (9,825)     25,022
            Total comprehensive income               $   16,058  $   22,033  $ 93,873  $  106,558

Note 4 - Operations by Line of Business

                                        3 Months Ended          9 Months Ended        12 Months Ended
                                        September  30,          September  30,        September  30,
                                            2000        1999        2000       1999       2000       1999
                                        (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Questar Market Resources                 $166,163    $111,943    $429,723  $302,434    $545,892  $402,204
  Questar Regulated Services
     Natural gas distribution                58,287      53,957     324,771   296,002     476,375   457,758
     Natural gas transmission                10,454       8,863      30,355    27,638      39,639    37,063
     Other                                      492         499       2,441     1,611       3,090     2,320
        Total Regulated Services             69,233      63,319     357,567   325,251     519,104   497,141
  Corporate and other operations              9,721       7,808      27,071    11,057      34,842    16,131
        Total                              $245,117    $183,070    $814,361  $638,742  $1,099,838  $915,476

REVENUES FROM AFFILIATES
  Questar Market Resources               $   21,240  $   17,057  $   64,642  $ 56,634  $   87,716  $ 77,744
  Questar Regulated Services
     Natural gas distribution                 1,265         866       3,475     1,297       4,509     1,569
     Natural gas transmission                17,733      19,481      57,097    54,908      77,427    72,959
     Other                                       71          56         207       136         267       164
  Corporate and other operations              8,818       6,643      25,865    29,558      35,158    37,728
        Total                            $   49,127  $   44,103  $  151,286  $142,533  $  205,077  $190,164

OPERATING INCOME (LOSS)
  Questar Market Resources               $   39,227  $   19,214  $   95,357  $ 50,468  $  121,667  $ 29,614
  Questar Regulated Services
     Natural gas distribution                (8,883)     (6,711)     27,901    28,626      44,588    58,042
     Natural gas transmission                13,739      13,428      43,458    40,400      57,453    54,495
     Other                                     (150)        (59)        (66)     (276)        154      (469)
        Total Regulated Services              4,706       6,658      71,293    68,750     102,195   112,068
  Corporate and other operations              1,411       1,524       5,883     6,089       3,282     6,093
        Total                            $   45,344  $   27,396  $  172,533  $125,307  $  227,144  $147,775

NET INCOME (LOSS)
  Questar Market Resources               $   24,008  $   11,308  $   56,239  $ 29,993  $   72,112  $ 16,065
  Questar Regulated Services
     Natural gas distribution                (7,889)     (5,867)      9,496    11,555      17,160    27,725
     Natural gas transmission                 6,566       4,468      20,766    18,462      (6,087)   26,768
     Other                                        8          48         240        38         453       (17)
        Total Regulated Services             (1,315)     (1,351)     30,502    30,055      11,526    54,476
  Corporate and other operations              4,570       5,145      16,957    21,488      37,354    22,581
        Total                            $   27,263  $   15,102  $  103,698  $ 81,536  $  120,992  $ 93,122

Note 5 - Financing

On April 12, 2000, Questar Market Resources filed a registration statement with the Securities and Exchange Commission for a public debt offering. Following effectiveness of such registration statement, Questar Market Resources intends to issue $150 million of notes and use the proceeds to repay a portion of the outstanding debt of Questar Market Resources.

In the third quarter of 2000, QMR initiated an unrated commercial paper program with a $100 million capacity. Commercial paper borrowings are limited to and supported by available capacity on QMR's existing revolving credit facility. At September 30, 2000, QMR had a commercial paper balance of $31.5 million.

Note 6 - Reclassifications

Certain reclassifications were made to the 1999 financial statements to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
September 30, 2000
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production, Wexpro, Questar Gas
Management and Questar Energy Trading, collectively,
(Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of Market
Resources' financial results and operating information.

                                    3 Months Ended      9  Months Ended     12 Months Ended
                                    September 30,       September 30,       September 30,
                                       2000      1999      2000      1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers      $166,163  $111,943  $429,723  $302,434  $545,892  $402,204
    From affiliates                    21,240    17,057    64,642    56,634    87,716    77,744
      Total revenues                 $187,403  $129,000  $494,365  $359,068  $633,608  $479,948

  Operating income                   $ 39,227  $ 19,214  $ 95,357  $ 50,468  $121,667  $ 29,614
  Net income                           24,008    11,308    56,239    29,993    72,112    16,065

OPERATING STATISTICS
  Production volumes
    Natural gas (in million
       cubic feet)                     17,361    15,557    51,985    45,946    68,751    60,356
    Oil and natural gas liquids
       (in thousands of barrels)
      Questar E & P                       562       576     1,679     1,770     2,220     2,410
      Wexpro                              126       151       395       419       531       578
  Production revenue
    Natural gas (per thousand cubic  $   2.98  $   2.03  $   2.55  $   1.94  $   2.46  $   1.94
    Oil and natural gas liquids
      (per barrel)
      Questar E & P                  $  20.06  $  15.40  $  20.48  $  13.18  $  19.47  $  12.86
      Wexpro                         $  29.06  $  17.78  $  26.63  $  14.75  $  25.77  $  13.60

Wexpro investment base at
    Sept. 30, net of deferred income
    taxes (in millions)              $  116.1  $  106.3

  Marketing volumes in energy equivalent
     decatherms  (in thousands of
      Decatherms)                      26,948    27,512    79,147    87,829   104,300   118,910
  Natural gas gathering volumes
       (in thousands of Decatherms)
    For unaffiliated customers         23,205    22,359    68,244    64,485    88,720    82,476
    For Questar Gas                     7,500     5,338    26,588    22,257    36,381    30,847
    For other affiliated customers      6,476     4,964    18,154    14,083    23,730    18,632
      Total gathering                  37,181    32,661   112,986   100,825   148,831   131,955
    Gathering revenue (per
      Decatherm)                     $   0.13  $   0.15  $   0.13  $   0.15  $   0.13  $   0.15

8

Continued strength in commodity prices and increased gas production in 2000 resulted in revenues that were substantially higher than the revenues reported for the comparable 1999 periods. The average natural gas price per thousand cubic feet (Mcf) increased 47% in the third quarter and 31% in the first nine months of 2000 when compared with the same periods of 1999. Double-digit gas production growth also contributed to the increase in revenues in the 2000 periods. Oil and natural gas liquids prices increased 30% in the third quarter and 55% per barrel in the first nine months of 2000 (excluding
Wexpro's oil production).

The higher gas price realizations were the combined results of hedging contracts on a portion of the gas produced and higher spot prices on the remainder.
Approximately 42% of the gas produced in the third quarter was sold under hedge contracts at an average price of $2.20 per Mcf, net back to the wellhead. About one-third of the contracts are collars and the remainder are fixed price contracts. The floor price of collar arrangements was used in calculating the average hedged price. Approximately 77% of oil produced in the third quarter, excluding Wexpro production, was hedged at an average price of $17.03 per barrel, net back to the wellhead.

Gas production benefited from a successful development drilling program and the first quarter acquisition of Canadian producing properties. In the third quarter, Canadian gas production grew 143% to 1.8 billion cubic feet (Bcf). U.S. gas production was 5% above year-ago levels at 15.6 Bcf as increased drilling activity offset a property sale in the fourth quarter of 1999. However, the increased drilling did not fully replace the production of oil and NGL's as a result of selling nonstrategic properties in the fourth-quarter of 1999.

QMR's third quarter net income increased $12.7 million representing a 112% improvement over the third quarter of 1999. Net income for the first nine months of 2000 was 88% higher compared with the same period of 1999. Higher commodity prices and gas production were the primary reasons for the increase. Also, earnings for Wexpro and gathering, processing and marketing were higher.

Wexpro's net income increased $2.7 million in the first
nine months of 2000 due to increased investment in
development-drilling projects.   Wexpro develops gas
reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. In addition, higher oil and NGL prices contributed to Wexpro's improved earnings.

Gathering, processing and marketing operations reported a $4.3 million increase of earnings for the first nine months of 2000 versus the 1999 period. The increase resulted primarily from higher liquids prices realized from processing plants and QMR's share of AFUDC recorded on a storage facility.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.

                                    3 Months Ended      9  Months Ended     12 Months Ended
                                    September 30,       September 30,       September 30,
                                       2000      1999      2000      1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers      $ 58,287  $ 53,957  $324,771  $296,002  $476,375  $457,758
    From affiliates                     1,265       866     3,475     1,297     4,509     1,569
      Total revenues                   59,552    54,823   328,246   297,299   480,884   459,327
  Natural gas purchases                32,619    26,839   190,828   162,302   285,791   260,628
         Margin                      $ 26,933  $ 27,984  $137,418  $134,997  $195,093  $198,699

  Operating income (loss)            $ (8,883) $ (6,711) $ 27,901  $ 28,626  $ 44,588  $ 58,042
  Net income (loss)                    (7,889)   (5,867)    9,496    11,555    17,160    27,725

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales    7,462     8,252    50,567    54,822    77,946    84,249
    Industrial sales                    1,993     1,827     7,244     7,049    10,018     9,827
    Transportation for industrial
      customers                        12,899    12,258    40,781    37,409    55,015    50,988
      Total deliveries                 22,354    22,337    98,592    99,280   142,979   145,064
  Natural gas revenue (per decatherm)
    Residential and commercial       $   5.79  $   5.18  $   5.56  $   4.73  $   5.37  $   4.83
    Industrial sales                     4.25      2.85      3.46      2.91      3.35      2.97
    Transportation for industrial
      customers                      $   0.12  $   0.13  $   0.12  $   0.13  $   0.12  $   0.14
  Heating degree days
       Colder (warmer) than normal          7%        3%     (18%)      (7%)     (15%)      (5%)
  Number of customers at September 30,
    Residential and commercial        690,205   670,652
    Industrial                          1,345     1,361
        Total                         691,550   672,013

The margin decreased 4% in the third quarter of 2000 when compared with the prior-year quarter due to changes in the rate treatment of gathering and processing costs.
The margin increased 2% for the nine-month period of 2000 compared with 1999 primarily from higher residential and commercial rates and from an increased number of residential customers.

The Public Service Commission of Utah (PSCU) issued a final order on August 11, 2000, which granted $6.5 million of additional annualized rate relief over and above the $7 million interim rate relief granted on January 1, 2000, that includes the collection of $5 million annually for gas processing costs. The rate order also allows for an 11% return on equity. The number of customers served by Questar Gas grew by 19,537 or 2.9% from a year ago to 691,550. The number of customer additions for the year ending December 31, 2000 is expected to be between 20,000 to 21,000.

Volumes delivered were unchanged in the third quarter and were 1% lower for the nine and twelve-month periods of 2000 when compared with the same periods in 1999.
Temperature adjusted usage of gas per customer was 3% lower in the 2000 quarter compared with the prior year quarter and unchanged for the nine-month periods year-to-year. Weather was 7% colder than normal in the third quarter of 2000 and 3% colder than normal in the 1999 quarter. For the nine-month periods, weather was 18% warmer in 2000 compared with 7% warmer in the comparable 1999 period. The effects of warmer weather were mitigated somewhat by a weather normalization adjustment.

Questar Gas' natural gas purchase costs increased in each of the 2000 periods presented when compared with the 1999 periods due to higher commodity costs. Commodity rates for the first half were $2.23 per Dth in 2000 compared to $1.72 per Dth in 1999. In the third quarter, commodity rates were $2.23 per Dth in 2000 compared to $1.88 per Dth in 1999. Natural gas purchases in the third quarter of 2000 were partially offset by $1.3 million due to a one-time refund of gas processing costs. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis. Effective October 1, 2000, the PSCU approved on an interim basis a $63 million pass-through filing that increased Utah natural gas rates 12.7%. Also effective
October 1, 2000, the Wyoming Public Service Commission approved a $2.5 million pass-through filing for Wyoming natural gas rates.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.

                                    3 Months Ended      9  Months Ended     12 Months Ended
                                    September 30,       September 30,       September 30,
                                       2000      1999      2000      1999      2000      1999
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers        $ 10,454  $  8,863  $ 30,355  $ 27,638  $ 39,639  $ 37,063
  From affiliates                      17,733    19,481    57,097    54,908    77,427    72,959
    Total revenues                   $ 28,187  $ 28,344  $ 87,452  $ 82,546  $117,066  $110,022

Operating income                     $ 13,739  $ 13,428  $ 43,458  $ 40,400  $ 57,453  $ 54,495
Net income (loss)                       6,566     4,468    20,766    18,462    (6,087)   26,768

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers         35,803    34,765    64,898    60,711   140,073   117,391
    For Questar Gas                    13,357    14,236    73,718    75,955   103,262   103,073
    For other affiliated customers      1,676     5,078     3,001     8,458     6,696    22,929
      Total transportation             50,836    54,079   141,617   145,124   250,031   243,393

   Transportation revenue
      (per decatherm)                $   0.28  $   0.32  $   0.28  $   0.28  $   0.28  $   0.29

Revenues were higher in the nine months and twelve months ended September 30, 2000 when compared with the same periods of 1999 due to gas-processing operations added mid-year 1999 and increased transportation demand. A
$1.3 million reduction in and subsequent refund of processing fees in September 2000 caused third quarter
2000 revenues to fall below third quarter 1999 levels.
Processing fees are determined on the basis of cost of service. The refund was the result of lower depreciation costs. Even considering the refund, gas-processing revenues for the first nine months of 2000 were $2.7 million higher than was reported for the same period of 1999. The gas-processing operations remove carbon dioxide from certain gas supplies to make them suitable for Questar Gas' system. Transportation revenues increased 3% in the third quarter and the first nine months of 2000 as a result of the addition of several short-term firm-transportation contracts. Storage revenues were 1% lower in the third quarter and the first nine months of 2000.

Earnings from unconsolidated affiliates in 1999 included the Company's share of losses reported by TransColorado of $2.6 million for the third quarter and $3.2 million for the first nine months that were not repeated in the same periods of 2000. In the fourth quarter of 1999, the Company wrote down its subsidiary's investment in the TransColorado Pipeline.

On June 15, 2000, a lawsuit was filed against Questar
Pipeline Company and several of its affiliates by the
partner in the TransColorado Pipeline.  The Company filed
a counterclaim July 27, 2000.   The Company has been
incurring expenses in the defense of its position in the case.

Consolidated Results of Operations

Higher prices for natural gas, oil and natural gas
liquids (NGL) and increased natural gas production were
the primary reasons of higher consolidated revenues in
the 3-, 9- and 12-month periods of 2000 when compared
with the same periods in 1999.   Higher natural gas
prices also resulted in an increase in gas-distribution revenues in the 2000 periods presented, because the cost of natural gas is recovered from customers.

Natural gas and other product purchases increased in the 2000 periods presented because of higher prices paid for natural gas, reflected in distribution operations and energy-trading activities.

The costs of goods sold primarily includes the costs of computer equipment and services for resale by Consonus.
The gross margin associated amounted to $5.9 million in the first nine months of 2000 compared with $1.1 million in the first nine months of 1999. Consonus is a new operation that began in the last half of 1999. The activities include providing secure data processing centers, and configuring and selling hardware and software for networking.

Operating and maintenance (O & M) expenses were higher in the 2000 periods presented when compared with the same periods in 1999 primarily due to adding gas and oil properties, including a purchase of a Canadian gas and oil company, and an increasing number of gas-distribution customers. In addition, the O & M expense for the nine months of 1999 was reduced by approximately $4 million for some one-time expense adjustments in the regulated companies due to capitalizing costs incurred in constructing plant assets. As a result of higher gas prices, the cost of replacing gas in extraction plant operations has increased in 2000. Another factor for higher O & M expenses in the 2000 periods was the cost associated with defense in several ongoing legal cases.

The combined U.S. and Canadian full-cost amortization
rate for the first nine months of 2000 declined $.02 to
$.79 per thousand cubic feet equivalent of production
(Mcfe) compared with the rate a year ago.   The lower
rate was due to successfully adding reserves through drilling and purchases, while selling nonstrategic properties at favorable prices. Depreciation and amortization expenses were higher in the 2000 periods presented when compared with the 1999 periods because increased production volumes from full-cost properties more than offset the lower amortization rates. Also, increased investment in other properties resulted in a higher depreciation expense in the 2000 periods. The fourth quarter full-cost amortization rate is expected to be $.78 per Mcfe. Depreciation expense was reduced by $1.3 million in the third quarter of 2000 reflecting a change from 10 years to 20 years in the estimated useful life of the gas processing plant.

Higher commodity prices and increased production volumes resulted in an increase in production-related taxes reported in other taxes on the income statement. Debt expense was higher in the 2000 periods presented because of increased borrowings and higher floating interest rates.

Pretax gains from selling securities available for sale amounted to $23.4 million in the first nine months of 2000 compared with $26.1 million in the same period of 1999. Sales of securities resulted in after tax gains of

$14.3 million in the 2000 period compared with $15.6 million in 1999. In addition, capitalized financing costs amounted to $3.8 million in first nine months of 2000, up from $1.4 million in 1999.

Earnings from unconsolidated affiliates in the third quarter and first nine months of 1999 included operating losses from the TransColorado Pipeline that were not repeated in the same periods of 2000. In the fourth quarter of 1999, the Company wrote down its subsidiary's investment in the TransColorado Pipeline.

The effective income tax rate for the first nine months was 36% in 2000 and 34% in 1999. The effective income tax rate increased largely because of a reduction in nonconventional fuel tax credits and a higher portion of earnings coming from Canada, where income tax rates are higher. The Company recognized $4.7 million of nonconventional fuel tax credits in the 2000 period and $5.4 million in the 1999 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities for the first nine months of 2000 was $62.2 million higher than the amount generated in the same period of 1999 as a result of increased net income and not repeating the timing differences in the payment on accounts to vendors as occurred in 1999. In addition, the 2000 period includes approximately $25 million cash outflow due to interest-bearing deposits related with energy-trading activities with no comparable amounts in the prior year period.

Investing Activities

A comparison of capital expenditures for the first nine
months of 2000 and 1999 plus an estimate for calendar
year 2000 is presented below.   The Company acquired a
Canadian company, Canor Energy LTD, in 2000 for a cash payment of $US 61 million and assumed $US 5.4 million of debt.

                                                         Forecast
                                      Actual            12 Months
                                    9 Months Ended        Ended
                                    September 30,       Dec. 31,
                                       2000      1999      2000
                                              (In Thousands)
Questar Market Resources             $137,183  $ 90,464  $189,100
Questar Regulated Services
    Natural gas distribution           46,123    35,602    63,300
    Natural gas transmission           32,285    27,457    58,000
    Other                                 588       912     2,100
          Total Questar Regulated
             Services                  78,996    63,971   123,400
Corporate and other operations         10,010     7,614    24,300
                                     $226,189  $162,049  $336,800

Financing Activities

The Company used cash flow generated from operations, from the sale of investments, and cash released from an escrow account to fund capital expenditures, reduce net long-term borrowings, repurchase shares of its common stock and pay dividends to holders of common stock. The
Company intends to finance 2000 capital expenditures through net cash provided from operating activities, bank borrowings and issuing long-term debt.

In the first nine months of 2000, Questar repurchased approximately 1.5 million of its shares for $23 million.
Since its inception in April of 1999, the Company has repurchased 3.2 million shares of its common stock for $51.4 million. The Company has used proceeds from the sales of Nextel shares to fund a portion of these repurchases.

Short-term borrowings amounted to $152.5 million, principally commercial paper, at September 30, 2000 compared with $130.7 million of a year earlier. In the third quarter of 2000, Questar Market Resources (QMR) initiated an unrated commercial paper program with a $100 million capacity. QMR had borrowed $31.5 million under this program as of September 30. The Company has bank lines of credit, which serve as backup to borrowings made under the commercial paper program. QMR filed a registration statement with the Securities and Exchange
Commission on April 12, 2000 for a public debt offering.
Following effectiveness of such registration statement, QMR intends to borrow $150 million of notes and use the proceeds to repay a portion of its existing debt.

Pinedale Drilling Program

Test results from four wells drilled in the Pinedale
Anticline in western Wyoming tend to validate and may enhance earlier estimates of the field's productive potential. In evaluating the new wells, the Company compared them with two other Questar Pinedale Anticline wells completed in the first quarter of 2000. The four wells were evaluated as if flow-tested in the same manner as the earlier wells. The two earlier wells had initial production rates of slightly more than 11 million cubic feet of gas and between 89 and 113 barrels of condensate per day. The four new wells are expected to have comparative initial production rates between 7 and 11 million cubic feet per day. The data supports our estimation of 135-150 potential well locations, based on 80-acre spacing. If 40-acre spacing is determined to be appropriate, the potential well locations and reserves could double. Based on short-term testing, pressures in the new wells have generally been higher than previously modeled, which tends to confirm estimates of a potential average 5 to 6 Bcfe of reserves per well. However, short-term tests are insufficient to determine estimated reserves.

Early Retirement Offered

On August 28, 2000, Questar's Regulated Services unit announced an early retirement window program to be effective October 31, 2000. A total of 281 employees and 14 disability recipients from Questar Gas, Questar
Pipeline and Questar Regulated Services were eligible for the enhanced benefit. The offer was accepted by 262 of Regulated Services' employees and all 14 long-term disability recipients. The window program is projected to result in pretax labor cost savings for Regulated
Services of over $1 million in 2000 and $6-8 million yearly.

Regulatory Matters

Effective October 1, 2000, the PSCU approved on an interim basis a $63 million increase in its Utah natural gas rates which resulted in a 12.7 percent increase for the typical residential Utah customer. The increase was based on recent significant increases in natural gas prices at the wellhead and was part of Questar Gas' gas-cost-adjustment or "pass-through" filings. Such filings enable the company to adjust rates at least twice each year to reflect changes in gas-supply costs. These costs are passed on to the customer on a dollar-for-dollar basis with no markup. The impact of the gas cost increase on customers was lessened by the fact that close to 50% of the Company's annual supply comes from its own wells and is priced to customers at cost of service prices rather than market prices. Also, effective October 1, 2000, the Wyoming Public Service
Commission approved a $2.5 million pass-through filing for Wyoming natural gas rates.

The Federal Energy Regulatory Commission (FERC) issued a final order granting a certificate of convenience and necessity to Questar's Southern Trails Pipeline. The
FERC's July 28 ruling came after the agency became satisfied that the pipeline was in the public convenience and necessity and could be completed in an environmentally sound manner. Southern Trails must receive final environmental approvals from state and federal agencies before conversion to carry natural gas can begin. Under the terms of the certificate, the Company has two years in which to convert the line to carry natural gas. Questar Pipeline is actively working on right-of-way issues and exploring marketing opportunities to subscribe Southern Trails' pipeline capacity.

Market Risk

The Company's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in floating interest rates. The
Company has an investment in a foreign operation that may subject it to exchange-rate risk. QMR also has reserved certain volumes of pipeline capacity for which it is obligated to pay $3 million annually for the next seven years, whether or not it is able to market the capacity to others.

Energy-Price Risk Management: Energy-price risk is a function of changes in commodity prices as supply and demand fluctuate. Market Resource bears a majority of the risk associated with changes in commodity prices. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The
Company does not enter into derivative contracts for speculative purposes.


At September 30, 2000, Questar Market Resources held hedge contracts covering the price exposure for about
49.8 million decatherms of gas and 1.3 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of gas-marketing transactions. Hedge contracts at September
30, 2000, had terms extending through October 2002, with about 22% of those contracts expiring by the end of 2000.

The mark-to-market adjustment of gas and oil price-hedging contracts at September 30, 2000, was a negative $80.8 million. A 10% decline in gas and oil prices would cause a positive $18.9 million mark-to-market adjustment resulting in a negative $61.9 million balance. Conversely, a 10% increase in prices results in a $18.8 million negative mark-to-market adjustment resulting in a negative $99.6 million balance as of September 30, 2000. The calculation used energy prices posted on the NYMEX from the last trading day of September 2000. The sensitivity calculations do not consider the effect of gains or losses on the associated physical side of these transactions, which should largely offset the change in value.

Interest-Rate Risk Management: As of September 30, 2000, the Company owed $297.1 million of variable rate debt.
The book value of variable-rate debt approximates fair value.

Securities Available for Sale: Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day to day market volatility. A 10% change in prices would result in either an increase or decrease in value of $6.7 million as of September 30, 2000.

Foreign Currency Risk Management: The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounts to $58.9 million (U.S.), and is expected to be repaid from future operations of the foreign company.


New Accounting Standards

The Company is required to adopt the accounting
provisions of Statement of Financial Accounting Standard
(SFAS) 133 "Accounting for Derivative Instruments and
Hedging Activities" as amended by SFAS 138, by January
2001. The new accounting rules require that the fair
value of derivative instruments be measured and recorded
as either assets or liabilities in the balance sheet.
The Statement requires that changes in the derivatives
fair value must be recognized currently in earnings
unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows
derivatives' gains and losses to offset related results
on the hedged items in the income statement.   Companies
must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

The Company is evaluating its derivatives and how the new accounting standards apply. The Company believes its derivatives to be highly effective and would qualify as hedges under SFAS 133 as amended by SFAS 138.
If any portion of the hedge instrument is deemed to be ineffective, as defined, changes in the value of that portion would be reflected in the income statement. The
Company is currently evaluating its derivatives for ineffectiveness, as defined in the standards.

Revenue Recognition Guideline Issued by the Securities and Exchange Commission

In December 1999, the SEC issued Staff Accounting
Bulletin (SAB) 101, "Revenue Recognition in Financial
Statements." The SAB raised issues concerning the timing of recording revenues given that sales transactions may contain some conditions allowing customers to return products or receive refunds. The SEC expects companies that make conditional sales to postpone fully recognizing revenues until the earnings process is completed. The
Company records revenues when services are provided or products are delivered. Periodically revenues are collected subject to refunds pending final orders from regulatory agencies. In those situations, revenues are reported net of estimated refunds. The pronouncement is effective for Questar beginning with the fourth quarter of 2000 and is not expected to cause a change in the method used to record revenues.


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

Important assumptions and other significant factors that could cause actual results to differ materially from those discussed in forward-looking statements include changes in: general economic conditions, gas and oil prices and supplies, competition, regulatory issues, weather conditions, availability of gas and oil properties for sale and other factors beyond the control of the Company. These other factors include the rate of inflation, volatility of quoted prices of securities available for sale and adverse changes in the business or financial condition of the Company.

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

                               Part II
                          Other Information

Item 1.   Legal Proceedings.

     a. On October 31, 2000, KN TransColorado, Inc. ("KNTC"), a subsidiary of Kinder-Morgan, Inc. ("Kinder-Morgan") filed a motion to dissolve the TransColorado Gas Transmission Company ("TC Partnership") and appoint a receiver to operate the TransColorado pipeline project. The motion was filed as part of the complex litigation that is pending in a Colorado state district court in which Questar Corporation ("Questar" or the "Company") has been named as a defendant together with its affiliates Questar Pipeline Company ("Questar Pipeline") and Questar TransColorado Inc. ("QTC").
 See the Company's Form 10-Q Report for the quarter ended June 30, 2000, Item 1. Legal Proceedings, for additional information concerning the case. The litigation involves claims and counterclaims concerning QTC's contractual right to put its 50 percent ownership interest in the TC Partnership to KNTC during the 12-month period commencing March 31, 2001. QTC and KNTC each have a 50 percent interest in the TC Partnership.

     QTC has submitted KNTC 's motion to dissolve the TC Partnership and appoint a receiver to the administrative agent for the TC Partnership's $200,000,000 credit facility to determine if it has any impact on the terms of such facility. After the original complaint was filed in June of 2000, QTC and KNTC, on behalf of the TC Partnership, and Questar Pipeline and Kinder-Morgan, as guarantors, executed an amendment to the credit agreement that the complaint itself did not constitute an event of default. Questar Pipeline has provided a guaranty of $100,000,000 for the credit facility.

     Questar Pipeline and its affiliates have filed a motion to dismiss KNTC's complaint or, in the alternative, to stay the action and refer some issues raised in the complaint to the Federal Energy Regulatory Commission for resolution. They also filed a counterclaim and third party complaint against KNTC and its affiliates, including Kinder-Morgan

     b. Questar Exploration and Production Company ("Questar E&P"), an indirect wholly owned subsidiary of the Company, is involved in a major class action case--Bridenstine v. Kaiser Francis Oil Company-- pending in an Oklahoma state court. The trial judge recently postponed the jury trial from January to February of 2001. Although Questar E&P is the primary Questar defendant, Questar itself and Questar Market Resources, Inc., the direct parent of Questar E&P, are both named as defendants in addition to nonaffiliated parties.

     The plaintiffs' primary claim alleges that a transportation fee charged against royalty payments was improper or excessive over the course of a 17-year period. While the underlying complaint does not specify damages, estimates of aggregate damage claims have been as high as $80 million; the plaintiffs are also seeking punitive damages. The claims involve wells connected to an intratstate pipeline system in Oklahoma. Kaiser Francis and Questar E&P are the major working interest owners and operators of a majority of the wells connected to the system. Questar E&P, however, has not owned its working interest for the duration of the period under review in the proceedings. See the Company's Form 10-Q Report for the quarter ended June 30, 2000, Item 1. Legal Proceedings, for additional information concerning the case.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are filed as part of this report:

     Exhibit No.    Exhibit

     10.1.* Questar Corporation Annual Management Incentive Plan as amended and restated effective October 26, 2000.

     10.2.* Questar Corporation Deferred Compensation Plan for Directors as amended and restated effective October 26, 2000.

     10.3.*         Questar Corporation Long-term Stock Incentive
                    Plan as amended and restated effective October
                    26, 2000.

     *Exhibit so marked is a management contract or compensation plan or arrangement.

     (b) During the third quarter of 2000, Questar filed two Current Reports on Form 8-K. In the first report, dated August 28, 2000, the Company announced that an early retirement window program was being offered to 281 employees and 14 disability recipients in the Regulated Services unit to be effective October 31, 2000. Questar also disclosed expected labor cost savings associated with the special program. The second report, which was dated September 11, 2000, disclosed some information concerning reserve estimates associated with successful drilling activities in the Pinedale Anticline area of southwestern Wyoming. Neither report contained any financial statements.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUESTAR CORPORATION
                                      (Registrant)


November 10, 2000                      /s/R. D. Cash
   (Date)                                 R. D. Cash
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer


November 10, 2000                      /s/S. E. Parks
   (Date)                                  S. E. Parks
                                           Vice President, Treasurer
                                           and Chief Financial Officer

                             EXHIBIT LIST

Exhibit No.           Exhibit

       10.1.*         Questar Corporation Annual Management
                      Incentive Plan as amended and restated
                      effective October 26, 2000.

       10.2.* Questar Corporation Deferred Compensation Plan for Directors as amended and restated effective October 26, 2000.

       10.3.* Questar Corporation Long-term Stock Incentive Plan as amended and restated effective October 26, 2000.

*Exhibit so marked is a management contract or compensation plan or arrangement