Form 10-K405
period 2000-12-31
QUESTAR CORP
filed 2001-03-26
CIK 751652

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)
X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
      DECEMBER 31, 2000 OR

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

      Common Stock, Without Par Value, with   New York Stock Exchange
      Common Stock Purchase Rights

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

     The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on March 1, 2001, was $2,167,204,320 (based on the closing price of such stock).

     On March 1, 2001, 80,647,952 shares of the registrant's common stock, without par value, were outstanding.

Documents Incorporated by Reference. Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.


                          TABLE OF CONTENTS


Heading                                                           Page

                                PART I

Items 1.
and 2.     BUSINESS AND PROPERTIES . . . . . . . . . . . . . . . . . 1
            General. . . . . . . . . . . . . . . . . . . . . . . . . 1
            Market Resources, General. . . . . . . . . . . . . . . . 3
            Market Resources, Exploration and Production . . . . . . 3
            Market Resources, Gathering and Processing . . . . . . . 6
            Market Resources, Wholesale Marketing. . . . . . . . . . 7
            Market Resources, Regulation . . . . . . . . . . . . . . 8
            Market Resources, Competition and Customers. . . . . . . 9
            Regulated Services, Introduction . . . . . . . . . . . . 9
            Regulated Services, Retail Distribution. . . . . . . . . 9
            Regulated Services, Transmission and Storage . . . . . .14
            Regulated Services, Other Services . . . . . . . . . . .18
            Other Operations . . . . . . . . . . . . . . . . . . . .18
            Employees. . . . . . . . . . . . . . . . . . . . . . . .19
            Environmental Matters. . . . . . . . . . . . . . . . . .20
            Research and Development . . . . . . . . . . . . . . . .20
            Oil and Gas Operations . . . . . . . . . . . . . . . . .20

Item 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .22

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . .24

                               PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .24

Item 6.    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . .25

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATION . . . . . . . . . . . . . . . . . . . . . . . .26

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK. . . . . . . . . . . . . . . . . . . . . . . . . . .37

Item 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . .40

Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .40

                               PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . .40

Item 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .41

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . .42

Item 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . .42

                               PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .42

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .81


                              FORM 10-K
                         ANNUAL REPORT, 2000

                                PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

General

       Registrant Questar Corporation ("Questar" or "the Company") is a diversified energy services holding company that is involved in the full spectrum of natural gas activities through two divisions Market Resources and Regulated Services. Market Resources engages in energy development and production; gas gathering and processing; and wholesale gas, electricity and hydrocarbon liquids marketing and trading. Regulated Services conducts interstate gas transmission and storage activities and retail gas distribution services. The Company is also involved in information and communication systems that were built to serve its own needs and are being expanded in size and scope to meet the needs of other customers.

       Questar was organized in 1984 and became a publicly held entity when the shareholders of Questar Gas Company (then known as Mountain Fuel Supply Company, "Questar Gas") approved a corporate reorganization. Questar was created to provide organizational and financial flexibility and to achieve a more clearly defined separation of utility and nonutility activities. Questar is a "holding company," as that term is defined in the Public Utility Holding Company Act of 1935, because Questar Gas is a natural gas utility. The Company, however, qualifies for and claims an exemption from provisions of such act applicable to registered holding companies.

       As is noted in the following chart, Questar's Market Resources unit includes a subholding company, Questar Market Resources, Inc. ("QMR"), which owns Wexpro Company ("Wexpro"), Questar Exploration and Production Company ("Questar E&P") and its Canadian affiliates, Celsius Energy Resources Ltd. ("Celsius") and Canor Energy, Ltd. ("Canor"), Questar Gas Management Company ("Questar Gas Management"), and Questar Energy Trading Company ("Questar Energy Trading"). Questar's Regulated Services unit also includes a subholding entity--Questar Regulated Services Company ("QRS")--in addition to Questar Gas, Questar Pipeline Company ("Questar Pipeline") and Questar Energy Services, Inc. ("QES").

       The Company's information and communication activities are conducted by Questar InfoComm, Inc. ("Questar InfoComm") which, in turn, owns approximately 82 percent of Consonus, Inc. (Consonus," formerly known as Questar MetroNet Services).

QUESTAR
CORPORATION

       Questar InfoComm, Inc.
        (Information, Communication, and
        Electronic Measurement Services)

          Consonus, Inc.
           (Networking, Website, and Data Security Services)


       Questar Market Resources, Inc.
        (Subholding Company)

          Wexpro Company
           (Manages and Develops Cost-of-Service Properties for Questar
            Gas)

          Questar Exploration and Production Company, Celsius Energy
           Resources, Ltd., and Canor Energy, Ltd.
            (Exploration and Production)

          Questar Energy Trading Company
           (Wholesale Marketing, Trading, Storage)

          Questar Gas Management Company
           (Gathering and  Processing)


       Questar Regulated Services Company
        (Subholding Company)

          Questar Gas Company
           (Retail Distribution)

          Questar Pipeline Company
           (Transportation and Storage)

          Questar Energy Services Inc.
           (Retail Services)

       As a diversified provider of energy services, Questar believes that its structure enhances its operating flexibility to take advantage of the earnings growth potential of exploration and production operations, wholesale marketing, gathering and processing even as it continues to take advantage of opportunities to expand its regulated activities through customer additions and new pipeline projects. The Company's management is convinced that its experience in the various activities along the natural gas value chain--production, gathering, processing, transportation, storage, distribution--enable it to develop and implement strategies for taking advantage of opportunities associated with the growing demand for natural gas. Questar, however, is also concerned about the increased risks associated with traditional utility operations as regulators and politicians fail to understand the need for competitive returns and to reward efficient operators.

       Questar intends to continue emphasizing the ownership of assets--reserves, pipelines, storage reservoirs, distribution systems--as it fulfills stated objectives to enter new markets and take advantage of the convergence of natural gas and electricity. The Company has important joint venture arrangements and will continue to pursue new alliances to strengthen its position and exploit its assets.

       Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note 10 of the Notes to Consolidated Financial Statements under Item 14.

       The Company's activities are discussed below.

Market Resources, General.

       The Market Resources unit is the primary growth area within the Company. Questar expects to spend approximately 60-70 percent of its budgeted capital expenditures over the next five years on nonregulated activities, primarily to expand oil and gas reserves through drilling and acquisitions and to enlarge an infrastructure of gathering systems, processing plants, header facilities, and nonregulated storage facilities. The diversity of activities within the group enhances a basic strategy to pursue complementary growth. As Questar E&P, Celsius and Canor (QMR's three exploration and production subsidiaries), for example, find and acquire new reserves, Questar Gas Management should have more opportunities to expand gathering and processing activities, and Questar Energy Trading should have more physical production to support its marketing programs.

Market Resources, Exploration and Production

       The Company has been in the exploration and production ("E&P") business since its organization in 1935. Through the ensuing years, the Company's E&P activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 2000 was the second consecutive banner year for the Company's E&P operations as record production volumes and reserves were announced and the expectations for the Pinedale Anticline area of Wyoming were validated.

       Questar's E&P group includes Questar E&P and its Canadian subsidiaries Celsius and Canor. These entities form a unique E&P group that conducts a blended program of low-cost development drilling, low-risk reserve acquisition, and high-quality exploration.

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

       Natural gas remains the primary focus of the Company's E&P operations. As of year-end 2000, the Company had proved reserves (excluding Questar Gas's cost-of-service reserves) of 639.9 billion cubic feet ("Bcf") of gas and 15.0 million barrels ("MMBbls") of oil and natural gas liquids, compared to 514.5 Bcf of gas and 13.9 MMBbls of oil as of the same date in 1999. (Any references to oil in this report include natural gas liquids.) On an energy-equivalent basis ratio of six thousand cubic feet ("Mcf") of natural gas to one barrel ("Bbl") of crude oil, natural gas comprised approximately 87.6 percent of total non-cost-of-service proved reserves. Proved developed gas reserves constituted 76.5 percent of the total non-cost of service proved gas reserves reported. Approximately 9.4 percent of the group's proved natural gas reserves and 24.7 percent of its proved oil reserves are located in Canada. See "Oil and Gas Operations," a separate section of this Report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

       During 2000, E&P companies and Wexpro, on a combined basis, participated in 316 gross wells (94 net), compared to 235 gross wells (93 net) in 1999. The 316 wells included 223 gas wells, 18 oil wells, 21 dry holes and 54 wells in progress (waiting on completion or drilling) at year-end. The overall drilling success (on a net well count basis) in 2000 was 90 percent, compared to 91 percent in 1999.

       Questar E&P's drilling activities occurred in four core operating areas: Midcontinent and Upper Gulf Coast, Rocky
Mountains, Pinedale Anticline in western Wyoming (separated out from the Rocky Mountain area given its key importance) and western
Canada. Questar E&P was involved in more net wells located in the Midcontinent than in the Rocky Mountains, including Pinedale.

       QMR's Pinedale activities in 2000 merit special mention. During 2000, Questar E&P and Wexpro drilled nine wells and completed six of them in the Pinedale Anticline area of Sublette County, Wyoming. (Three of the wells will not be completed until June of 2001 when winter drilling restrictions are lifted.) Drilling results and initial production tests confirmed reserve expectations of 5-6 Bcf per well. As of December 31, 2000, the gross daily production from the 14 QMR wells in Pinedale was estimated at 26 MMcf and 45 BBl of oil.

       Questar E&P and Wexpro expect to continue drilling activities in Pinedale when government restrictions permit. On a combined basis, they have an approximate 60 percent average working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline and expect to drill between 135-150 wells based on 80-acre spacing during the next several years.

       QMR's activities in Pinedale illustrate its long-term approach. Wexpro held the leasehold acreage by production as a result of three wells drilled in the area during the mid-1970's. Pinedale gas reserves are contained in tight sands with a low porosity. Consequently, Questar E&P and Wexpro did not drill additional wells in the area until other companies developed new stimulation techniques that fractured sandstone formations at multiple intervals and successfully used such techniques to drill wells in neighboring fields. The Pinedale wells cost an average of $2.2 million to drill and complete. This cost reflects the completion depth of the wells (12,848 to 13,300 feet), the need for special handling and multiple stimulations, and government regulations that impose pad limitations and restrict drilling. Current production profiles suggest that the average well may produce on a long-term basis after stabilizing between 2 and 4 MMcf per day within the first year or two after completion.

       The Questar E&P group's gas production increased from 62.7 Bcf in 1999 to 69.0 Bcf in 2000. The increase in production was attributable to reserve acquisitions and expanded development
activities.   Questar E&P received an average selling price of $2.80
per Mcf in 2000, compared to $2.00 per Mcf in 1999. Gas production is produced from four separate regions--the Midcontinent area, San Juan Basin area, Rocky Mountain area, which includes the Pinedale

Anticline area, and western Canada area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation.

       Although average gas prices were significantly higher in 2000 than in 1999, spot prices remained volatile. The E&P group hedges as much as 50-60 percent of its natural gas production in order to minimize the effect of price volatility on revenues and to lock in prices that will enable it to meet strategic objectives. Hedging activities are conducted by Questar Energy Trading.

       During 2000, the E&P companies produced 2.2 MMBbls of oil, roughly equivalent to the 2.3 MMBbls in 1999. The production was sold at an average price of $20.50 per barrel in 2000, compared to $13.92 per barrel in 1999.

       The E&P group continued to generate Section 29 tax credits during 2000. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells was commenced prior to January 1, 1993. Properties are often referred to as "tight sands," "coal seams," or low permeability formations from which it is generally more expensive to produce gas. During 2000, Questar E&P recorded $4.7 million in Section 29 credits, compared to $5.3 million in 1999.

       The production of oil and gas is subject to regulation by appropriate federal and state agencies in the United States and by federal and provincial agencies in Canada. In general, these regulatory agencies are authorized to make and enforce regulations to prevent waste of oil and gas, protect the correlative rights and opportunities to produce oil and gas by owners of a common reservoir, and protect the environment. Many leases held or operated by the E&P group are federal or Crown (Canadian) leases subject to additional regulatory requirements. As illustrated by the actions taken by the Bureau of Land Management for Pinedale, agencies are generally imposing more restrictions on access to leasehold acreage, thereby increasing the planning time to obtain drilling permits and limiting the E&P group's flexibility to adapt quickly to new developments.

       Questar E&P maintains regional offices in Denver, Colorado, Tulsa, Oklahoma, and Oklahoma City, Oklahoma. Canadian operations are managed through an office in Calgary, Alberta.

       Wexpro Company. Wexpro was incorporated in 1976 as a subsidiary of Questar Gas. Questar Gas's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981.

       Wexpro, unlike the members of the E&P group, does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 9 of the Notes to Consolidated Financial Statements under Item 14.) Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its investment. In connection with its operations, Wexpro charges Questar Gas for its costs plus a specified rate of return, which averaged 19.5 percent on an after-tax basis in 2000, and is adjusted annually based on a specified formula on its net investment in such properties adjusted for working capital and deferred taxes.

At year-end 2000, Wexpro's investment (net of deferred income taxes) in cost-of-service operations was $124.8 million compared to $108.9 million at year-end 1999. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming and experts retained by these agencies.

       The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 48 percent of Questar Gas's system requirements during 2000. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 2000, the average wellhead cost of Questar Gas's cost-of-service gas was $1.78 per decatherm ("Dth"), which is lower than Questar Gas's average price for field-purchased gas.

       Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. Wexpro, in 2000, produced 45.0 billion cubic feet equivalent ("Bcfe") of natural gas and hydrocarbon liquids from Questar Gas's cost-of-service properties and added reserves of 71.3 Bcfe through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

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

       Wexpro has an ownership interest in the wells and facilities related to its oil properties and in the wells and facilities that have been installed to develop and produce gas properties described above since August 1, 1981 (a date specified by the settlement agreement referred to above). Wexpro maintains an office in Rock Springs, Wyoming, in addition to its principal office in Salt Lake City, Utah.

Market Resources, Gathering and Processing

       Questar Gas Management conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the Federal Energy Regulatory Commission (the "FERC") because the Natural Gas Act of 1938 specifically provides that the FERC's jurisdiction does not extend to facilities involved in the production or gathering of natural gas. Questar Gas Management's core system and activities, however, reflect its historical connection to Questar Pipeline's regulated activities.

       Questar Gas Management was formed in 1993 as a wholly-owned subsidiary of Questar Pipeline to construct and operate the Blacks Fork processing plant in southwestern Wyoming. It expanded in 1996 as a result of receiving Questar Pipeline's gathering assets and activities. In mid- 1996, Questar Gas Management was moved from Regulated Services to Market Resources shortly after the transfer of gathering assets and acquired the processing plants that formerly belonged to Questar E&P.

       Questar Gas Management's gathering system was originally built as part of a regulated enterprise. It consists of 1,284 miles of gathering lines, compressor stations, field dehydration plants and measuring stations and was largely built to gather production from Questar Gas's cost-of-service properties. Under a contract that was assigned when the gathering assets were transferred from Questar Pipeline, Questar Gas Management is obligated to gather the cost-of-service production for the life of the properties. During 2000, Questar Gas Management gathered 36.8 million decatherms ("MMDth") of natural gas for Questar Gas, compared to 32.1 million in 1999, for which it received $8.5 million, including $4.5 million of demand charges.

       Questar Gas Management continues to expand the volumes of gas gathered for affiliates within QMR and for nonaffiliated customers. During 2000, Questar Gas Management gathered 25.0 MMDth for QMR affiliates, compared to 19.7 MMDth in 1999, and gathered 93.0 MMDth for nonaffiliated customers, compared to 85.0 MMDth in 1999.
Questar Gas Management is interested in acquiring the existing gathering system that serves the Pinedale wells and constructing additional facilities in the area.

       Questar Gas Management continues to own a 50 percent interest in the Blacks Fork processing plant, which has a daily capacity of 84 MMcf and could be expanded. A processing plant strips liquids such as butane and ethane from natural gas volumes to enable the producers to meet pipeline specifications for their gas volumes and to take advantage of historical price advantages for natural gas liquids when compared to natural gas volumes. Questar Gas Management and Wexpro jointly own a processing facility located in the Canyon Creek area of southwestern Wyoming that has an operating capacity of 43 MMcf per day. It owns interests in other processing plants in the Rocky Mountain and Midcontinent areas.

       Questar Gas Management's 2000 increase in gathering activities reflects the increased value of natural gas volumes. It also processed more natural gas liquids during 2000 in response to their increased value, but plant volumes slowed significantly in the last months of 2000 as natural gas became disproportionately valuable when compared to natural gas liquids.

Market Resources, Wholesale Marketing

       Questar Energy Trading conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is produced by affiliates) to build a flexible and reliable portfolio. Questar Energy Trading aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities. During 2000, Questar Energy Trading marketed a total of 100.6 MMDth of natural gas and .8 MMBbls of liquids and earned a margin of $.095 per equivalent Dth. (The volumes and margins exclude affiliated production.)

       Questar Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing transactions. It executed hedges for equity production on behalf of Questar E&P with a variety of contracts for different periods of time. Questar Energy Trading does not engage in speculative hedging transactions. (See Notes 1 and 4 of the Notes to Consolidated Financial Statements included in
Item 14 of this Report for additional information relating to hedging activities.)

       As a wholesale marketing entity, Questar Energy Trading concentrates on markets in the Pacific Northwest, Rocky Mountains, Midwest, and western Canada that are close to reserves owned by affiliates or accessible by major pipelines.

       Questar Energy Trading is expanding its capabilities in order to sustain its activities in an increasingly competitive environment in which parties are becoming more sophisticated. During 2000, it, through a limited liability company, commenced operating a private storage facility in southwestern Wyoming adjacent to several interstate pipelines.

Market Resources, Regulation

       The Company's operations are subject to various levels of government controls and regulation in the United States and Canada at the federal, state/provincial, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; submitting notices relating to the presence, use and release of specified contaminants incidental to oil and gas regulations; and regulating the location of wells, the method of drilling and casing wells, surface usage and restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production. QMR's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, and the unitization or polling of oil and gas properties. State conservation laws establish the maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements for the ratable purchase of production.

       Some of QMR's leases, including many of its leases in the Rocky Mountain area, are granted by the federal government and administered by federal agencies. These leases require compliance with detailed regulations on such things as drilling and operations on the leases and the calculation and payment of royalties.

       Various federal, state and local environmental laws and regulations affect the Company's operations and costs. These laws and regulations concern the generation, storage, transportation, disposal or discharge of contaminants into the environment and the general protection of public health, natural resources, wildlife, and the environment. They also impose substantial liabilities for any failure on the part of the Company to comply with them.

       Each province in Canada and the federal government of Canada also have laws and regulations governing land tenure, royalties, production rates and taxes, and environmental protection.

Market Resources, Competition and Customers

       QMR faces competition in all aspects of its business including the acquisition of reserves and leases; obtaining goods, services, and labor; and marketing its production. The Company's competitors include multinational energy companies and other independent producers, many of which have greater financial resources than QMR has.

       The Company's business activities can be subject to seasonal variations. Historically, the demand for natural gas decreases during the summer months and increases during the winter months.
The increasing demand for natural gas to generate electricity may cause increased demand during the hottest months of the summer. Weather (both in terms of temperatures and moisture) can have dramatic impacts on natural gas prices and the Company's operations.

       The Company sells its natural gas production to a variety of customers including pipelines, gas marketing firms, industrial users, and local distribution companies. QMR's crude volumes are sold to refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not available, crude oil is trucked to storage, refining, or pipeline facilities.

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

       Effective October 31, 2000, 262 employees and 14 disability recipients within the Regulated Services unit retired pursuant to the terms of a special early retirement program. This early retirement was the fourth program offered to employees of Regulated Services within the last nine years and reflects continuing efforts to cut costs in response to competitive pressures and to reap the benefits associated with technological improvements.

Regulated Services, Retail Distribution

       Customers and Deliveries. Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 2000, it was serving 704,629 sales and transportation customers, a 2.7 percent increase from the 686,317 customers as of year-end 1999. (Customers are defined in terms of active meters.)

       Over 96 percent of Questar Gas's customers live in Utah. Questar Gas distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Questar Gas supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, and Evanston, and the southeastern Idaho community of Preston. Questar Gas has the necessary regulatory approvals granted by the Public Service Commission of Utah ("PSCU"), the Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

       Questar Gas added 18,312 customers in 2000, compared to 22,925 new customers added 1999. Utah's population is continuing to grow faster than the national average, although the rate of increase is slowing down, and Questar Gas expects to add 17,000-20,000 customers each year for the next several years.

       Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) consumes over 75 percent of his total gas requirements in the coldest six months of the year. Questar Gas's revenue forecasts used to set rates are based on normal temperatures. As measured in degree days, temperatures in Questar Gas's service area were 4 percent warmer than normal in 2000, which was the seventh consecutive year in which temperatures have been warmer than normal.

       Questar Gas's sensitivity to weather and temperature conditions, however, has been ameliorated by a weather normalization mechanism for its general service customers in Utah and Wyoming.
The mechanism, which has been in effect since 1997, adjusts the non-gas portion of a customer's monthly bill as the actual degree days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year.

       During 2000, Questar Gas sold 83.4 MMDth to residential and commercial customers, compared to 82.2 MMDth in 1999. General service sales to residential and commercial customers were responsible for 87 percent of Questar Gas's total revenues in 2000. The increase in sales volumes reflects colder weather and increased customers. Customers are continuing to decrease their usage on a temperature-adjusted basis as they use more efficient gas-burning appliances and respond to higher commodity prices with conservation measures.

       Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather.
For the 2000-01 heating season, Questar Gas used a design-day demand of 999,856 Dth for firm sales customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm-transportation customers; the combined design-day requirement for supply and transportation capacity is 1,100,700 Dth. Questar Gas's management believes that the distribution system is adequate to meet the demands of its firm customers. During the 2000-01 winter heating season, Questar Gas did curtail transportation capacity to some of its interruptible customers.

       Questar Gas has been providing transportation service since 1986. It has worked diligently to retain its transportation customers with cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Questar Gas's sales rates.

       Questar Gas's largest transportation customers, as measured by revenue contributions in 2000, are the Geneva Steel plant in Orem, Utah; the Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City. Questar Gas's total industrial deliveries, including both sales and transportation, increased from 61.5 MMDth in 1999 to 65.2 MMDth in 2000, reflecting the increased use of natural gas for electric generation.

       Gas Supply. Questar Gas's competitive position has been strengthened as a result of owning natural gas producing properties.
 During 2000, it satisfied 48 percent of its system requirements with the cost-of-service gas produced from such properties. These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Questar Gas's investment in these properties is included in its utility rate base.

       Questar Gas had reserves of 399.7 Bcfe as of year-end 2000, compared to 373.4 Bcfe as of year-end 1999. (The reserve numbers do not include volumes attributable to royalty interests but they do include oil reserves.) The average wellhead cost associated with Questar Gas's cost-of-service reserves was below the cost of field-purchased gas. During 2000, Questar Gas recorded $1.8 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Questar Gas believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

       Questar Gas uses storage capacity at Clay Basin (a base-load storage facility owned and operated by Questar Pipeline) to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

       Questar Gas has a balanced and diversified portfolio of gas supply contracts with suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. It purchases gas on the spot market and under longer-term contracts, primarily during the winter heating season. The contracts have market-price provisions and are either of short-term duration or renewable on an annual basis upon agreement of the parties. Questar Gas's gas acquisition objective is to obtain reliable, diversified sources of gas supply at competitive prices. In its latest semi-annual pass-through application, Questar Gas estimated that its average cost of purchased gas would be $6.75 per Dth for gas delivered to the upstream pipeline, compared to the $2.61 price it was quoting a year earlier.

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

       Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers. (The PSCW approved a "suppler choice" program for Questar Gas's Wyoming customers in 1998, but no supplier has yet offered to provide service under the program.) Questar Gas does compete with other energy sources. It continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources.

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

       Questar Gas and other local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services, which have been complicated by recent developments in California and other states where partial deregulation activities have resulted in market anomalies and demands for "reregulation." At this point, it is far too soon to predict a timetable for Questar Gas's unbundling of services to residential and commercial customers. Questar Gas will continue to examine its costs, take advantage of technological developments, and improve its overall efficiency in order to take advantage of opportunities in a deregulated environment.

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

       Questar Gas's 2000 general rate case proceedings culminated with the receipt of an "acceptable" decision from the PSCU in August of 2000. Specifically, the PSCU granted $13.5 million in general rate relief and authorized a return on equity of 11 percent. This dollar amount includes the $7.1 million in interim rate relief that Questar Gas was authorized to collect, subject to refund, effective January 1, 2000. Questar Gas originally requested a general rate increase of $22.2 million and a return on equity of 12 percent in December of 1999. The decision permitted Questar Gas to collect $5 million (included in the $13.5 million) of annual carbon dioxide processing costs that the PSCU had earlier refused to accept as part of Questar Gas's gas costs for pass-through treatment.

       Questar Gas was disappointed in the authorized return on equity it received from the PSCU, given its testimony concerning the response of financial markets to unattractive returns and given the increased evidence that utilities cannot earn their allowed returns when they are growing their customer base faster than the national average. It is authorized to earn a return on equity of 11.83 percent in Wyoming.

       Questar Gas has consistently endeavored to balance the costs of adding 18,000-21,000 customers each year with the cost savings associated with reducing labor costs, consolidating activities, and utilizing new technology. During 2000, Questar Gas improved its overall efficiency by closing the front office of its service centers, limiting in-home service calls to safety and emergency calls, outsourcing some non-core functions, and combining operations with Questar Pipeline.

       Regulatory treatment of processing costs has been an issue of contention for the past 18 months. Questar Gas, in order to give its customers time to adjust the combustion settings in its service area to handle lower Btu-gas, determined to enhance the Btu of such gas by contracting to have carbon dioxide removed from it and agreeing to pay the costs associated with this activity.

       Questar Gas is involved in two separate cases before the Utah Supreme Court involving the PSCU's treatment of carbon dioxide costs. The first case, which has been briefed and argued, is Questar Gas's appeal from the PSCU's order denying its application to recover the costs in its pass-through proceedings from June of 1999 through year-end 1999. The second case, which has not been argued, involves an appeal taken by a state agency from the PSCU's general rate case order allowing Questar Gas to include the processing costs in its rates.

       Questar Gas aborted its legislative efforts to address regulatory problems in Utah when the Utah state legislature voted to repeal legislation that was adopted during 2000. The legislation was designed to improve regulatory processes by consolidating two state agencies into one, encouraging rate-case settlements without protracted and adversarial proceedings, and requiring the PSCU to consider "known and measurable" changes when setting rates. The legislation received adverse reactions from consumer groups and local media, which resulted in a political decision to repeal the legislation before it could become effective.

       Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. During 2000, Questar Gas filed three pass-through applications with both the Utah and Wyoming commissions to reflect increased gas costs in its rates. In the last pass-through applications that became effective January 1, 2001, Questar Gas was allowed to reflect annualized gas costs of $504,865,533 in its Utah rates and $19,529,523 in its Wyoming rates.
 The typical residential customer in Utah would have an annual bill of $905.02, using rates in effect as of January 1, 2001, compared to an annual bill of $611.19, using rates in effect as of January 1, 2000. The PSCW and PSCU have allowed Questar Gas to collect the increased gas costs in rates, subject to refund. Both commissions scheduled public hearings to consider any issues raised in the most recent pass-through filings.

       Questar Gas has requested regulatory permission to purchase Utah Gas Service Company ("Utah Gas") and Wyoming Industrial Gas Company ("Wyoming Gas") and immediately merge these two entities into it. Utah Gas is the only other retail natural gas utility in Utah and serves the three primary cities of Vernal, Moab, and Monticello, which are located in eastern and southeastern Utah. Wyoming Gas supplies gas to Kemmerer, Wyoming, which is located in western Wyoming. As a result of the acquisition, Questar Gas would add approximately 10,500 customers. Questar Gas specified several conditions to its acquisition that include receiving regulatory approval to continue charging the acquired customers the current non-gas cost portion of their rates for 10 years.

       Miscellaneous. Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 21,660 miles of street mains, service lines, and interconnecting pipelines. Questar Gas has consolidated many of its activities in its operations center located in Salt Lake City, Utah.
 It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Questar Gas has fee title to the properties on which its operation and service centers are constructed.

Regulated Services, Transmission and Storage

       Questar Pipeline is an interstate pipeline company that transports natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado and stores gas volumes in Utah and Wyoming. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline is subject to regulation by the FERC as to rates and charges for storage and transportation of gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, accounts and records, and depreciation and amortization policies. Questar Pipeline holds certificates of public convenience and necessity granted by the FERC for the transportation and underground storage of natural gas in interstate commerce and for the facilities required to perform such operations.

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

       Questar Pipeline's transmission system includes 1,734 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Questar Gas's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas, but does not include the 700-mile Southern Trails line.) This system includes two major segments, often referred to as the northern and southern systems; the northern system segment extends from northwestern Colorado through southwestern Wyoming into northern Utah, and the southern system segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

       Questar Pipeline's largest single transportation customer is Questar Gas. During 2000, Questar Pipeline transported 108.2 MMDth for Questar Gas, compared to 105.5 MMDth in 1999. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Questar Gas as well as some volumes purchased by Questar Gas directly from field producers.

       Questar Gas has reserved firm transportation capacity of about 798,000 Dth per day on an ongoing basis, or about 66 percent of Questar Pipeline's reserved capacity. (Questar Gas also contracts for additional capacity during the heating season.)
Questar Pipeline's transportation agreement with Questar Gas was extended in mid-1999 and expires on June 30, 2002. Questar Gas paid reservation charges of $54.3 million to Questar Pipeline in 2000; these charges include reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Questar Gas releases it to others, primarily industrial transportation customers and marketing entities.

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

       Questar Pipeline's total system throughput increased from
253.5 MMDth in 1999 to 275.2 MMDth in 2000. Questar Pipeline increased the volumes it transports for nonaffiliated customers from
135.9 MMDth in 1999 to 158.6 MMDth in 2000.

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

       Questar Pipeline's 50 percent ownership interest in the TransColorado pipeline project is subject to a complex lawsuit that is described under "Legal Proceedings" later in this Report. Until this lawsuit is resolved, Questar Pipeline is effectively precluded from realizing any value by its contractual claim to sell its interest in TransColorado to its partner, a subsidiary of Kinder Morgan Inc. (formerly KN Energy), as early as March 31, 2001.

       The TransColorado pipeline project, which commenced operations on March 31, 1999, was built to transport natural gas from the Rocky Mountain area that was traditionally priced lower than other gas supplies, e.g., San Juan Basin, to California and Midwestern markets through interconnections with major pipeline systems. The pipeline originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico.

       In its two years of operation, TransColorado incurred significant losses because gas prices did not reflect basis differentials that encouraged producers and market aggregators to transport volumes on the line. Questar Pipeline wrote down its investment in TransColorado at year-end 1999. Since it is effectively precluded from exercising its put pending the outcome of the litigation, Questar Pipeline will record operating results as of April 1, 2001.

       New Projects. Questar Pipeline expects to construct a new line-- the Mainline 104 project-- during 2001 and meet its original timetable to have the project in service before the winter heating season of 2001-02. Questar Pipeline, however, does not have the final environmental approvals to construct the line. This line, which is 75.6 miles long and 24 inches in diameter, extends from Price, Utah, near the Ferron area of coalbed methane gas, to Questar Gas's system at Payson, Utah, and the Kern River line near Elberta, Utah. CIG has a 31.3 percent interest in the project, which is estimated to cost $80 million and which will provide approximately

272,000 Dth of additional firm transportation capacity. Questar Gas has contracted for approximately 22 percent of the capacity on the new line, which will allow it to have additional firm capacity to meet its long-term needs.

       Questar Pipeline, through a subsidiary, is continuing to negotiate necessary rights of way and obtain market support for the Southern Trails project. It has received regulatory approval from the FERC and formal certification from the California State Lands Commission. This project involves converting a 700-mile oil pipeline and installing the necessary compression facilities to transport natural gas volumes. The line extends from the Four Corners area where the states of Utah, Colorado, New Mexico, and Arizona meet to Long Beach, California. Current operating plans divide the line into two segments. The eastern segment extends from the San Juan Basin to the California state line and is expected to be in service in 2002. The western segment, which extends from the California state line to Long Beach needs additional market support and decisions by the California Public Utilities Commission to support competition for transportation volumes.

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

       Storage and Processing. Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. The facility has a capacity of 117.5 Bcf. Clay Basin has been operational since 1977 and has been successfully expanded several times. Storage service is important to parties that need to balance purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. The storage capacity at Clay Basin is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.3 MMDth of working gas capacity at Clay Basin. Other large customers, in addition to Questar Gas, include Williams;
Puget Sound Energy Company, a utility in the state of Washington;
and Duke Energy Trading and Marketing. Questar Pipeline also offers interruptible storage service at Clay Basin and allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

       Through a subsidiary, Questar Pipeline also owns a processing plant near Price, Utah, that removes carbon dioxide from coalbed methane gas in order to raise the Btu content of the gas to be safely and efficiently used for appliances in Questar Gas's service
area.   This plant began operations in June of 1999.

       Miscellaneous. Questar Pipeline extended its footprint to other parts of the western United States by participating in the TransColorado pipeline project and purchasing the Southern Trails line. There are market risks associated with these projects, as evidenced by Questar Pipeline's decision to writedown its investment in TransColorado. Questar Pipeline's efforts to complete the Southern Trails conversion are affected by its ability to obtain market support.

       Questar Pipeline does not currently plan to file a general rate case in 2001. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

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

       During 2000, QES concentrated on three new business activities. It partnered with Northwest Natural Gas Company, a Portland-based natural gas utility, to provide residential and commercial appliance financing for Northwest's customers. It developed a "joint trenching" business in which it works with developers to coordinate utility installations in new developments. Finally, QES introduced a program to supply contractors with a reliable energy source for winter construction projects.

Other Operations

       In addition to the two primary segments of Market Resources and Regulated Services, Questar has "other operations." This group includes Questar InfoComm, which is a full-service provider of integrated information and communication services to affiliates and external businesses; Consonus's activities; and, limited real estate operations. Stock owned by the Company or Questar InfoComm is also included in this category.

       Questar InfoComm provides information and communication services. It operates a regional microwave system that covers much of Utah and southwestern Wyoming. This digital system was originally built to satisfy the needs of Questar's operations, but also carries data for alternative telephone providers and other external customers. Questar InfoComm installs and maintains telephone-switching equipment and voice-mail systems. It built and leases a fiber optic telephone network in parts of Salt Lake City for an alternative telephone provider XO Communication ("XO" formerly Nextlink Communication) and owns shares of stock issued by XO. Questar InfoComm is currently involved with a special project to modify its proprietary software to handle electric grid customers in the United Kingdom and Europe.

       Questar InfoComm, in addition to XO, owns equity positions in other companies that are involved in telecommunications. It owns an equity interest in Evolution Networks, a private company organized in 1999 to take advantage of opportunities with integrating and extending microwave facilities, and Parker Vision, a Florida-based firm that develops wireless technology and new equipment using such technology.

       In 1999, Questar InfoComm launched Consonus (formerly known as Questar MetroNet Services), which offers managed hosting and operations services, critical data center support, network engineering and equipment sales. Consonus owns three ultra-secure Internet data centers in the Salt Lake metropolitan area and intends to construct additional data centers in other metropolitan areas. These centers are designed to protect critical systems and data from natural or man-made disasters. Consonus's customers range from small businesses that lack the expertise to design their networks to large corporations such as Hewlett-Packard that use Consonus's newest data center in West Jordan, Utah, to showcase their services and products.

       Questar InfoComm also owns a Colorado-based manufacturing company, Questar Baseline Industries, Inc. ("Baseline"), that develops and manufactures gas-analysis systems. This entity was purchased in 1998 to support Questar InfoComm's strategy to expand its gas-analysis expertise and applied technology services. Questar InfoComm transferred these functions to QRS as of January 1, 2001 and has announced its intention to sell Baseline.

       As of year-end 2000, Questar retained 802,962 shares of its original 7.8 million shares issued by Nextel, an international wireless communication company. The Company acquired this stock in 1994 when it sold Questar Telecom, a specialized mobile radio subsidiary, to Nextel.

       Questar no longer owns the office building in downtown Salt Lake City that serves as its headquarters facility. It does have a long-term lease for the building and has approximately 750 employees in it. Questar, through a subsidiary, continues to own property adjacent to the building that is currently used for parking and will continue to review proposals to develop it.

       Through an affiliate, Questar also owns 14.5 acres of commercial real estate in Salt Lake County that was the site of the Wasatch Chemical clean-up activities and is currently being utilized by the organizing committee for the Salt Lake 2002 Olympics. See Legal Proceedings. Although the Company intends to continue owning the property to minimize any future problems associated with environmental compliance, it believes that the property can earn attractive returns when leased.

Employees

       As of December 31, 2000, Questar and its affiliates had 2,022 employees compared to 2,288 employees at year-end 1999. Of this total, 1,218 worked for the Regulated Services segment, 412 worked for Market Resources entities, and 392 worked for corporate, Questar InfoComm, Consonus, and Baseline. (At year-end 1999, the Regulated Services unit had 1,497 employees. The reduction in employees reflects the impact of an early retirement program described under "Regulated Services.") None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees, but some benefit plans vary by business unit. Employee relations are generally deemed to be satisfactory.

Environmental Matters

       Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 2000, Questar continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

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

Oil and Gas Operations

       Oil and gas operations are significant to the business functions and financial condition of Questar. (All information set forth below relates to the Company on a consolidated basis.)
Certain information concerning the Company's oil and gas operations is presented in Note 12 of the Notes to Consolidated Financial Statements included in Item 14 of this Report. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

       Reserve Reports. The following is a reconciliation of reserve quantities reported in Note 12 of the Notes to Consolidated Financial Statements and reserve quantities reported to other regulatory agencies:

       The Company, on a consolidated basis, is reporting 1,018.9
Bcf of natural gas reserves at year-end 2000. This total represents the net revenue interest of all owned reserves and includes quantities attributable to cost-of-service properties.

       During 2000, the Company filed estimated reserves as of year-end 1999 on Form EIA-23 with the Energy Information
Administration in the Department of Energy and will submit a comparable report for 2000. Although Questar used the same technical and economic assumptions when it filed this report, it was obligated to report reserves on wells it operates, not on all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

       Questar Gas files information using a FERC Form 2 format with the PSCU and PSCW and lists gas reserves of 431.9 Bcf (working interest) at December 31, 2000, which include reserves attributable to royalty interests. The 379.0 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note 12 exclude reserves attributable to royalty interests.

       Questar Pipeline files a Form 2 (Annual Report) with the
FERC. The Form 2 discloses Questar Pipeline's cushion gas of 61.8 Bcf at December 31, 2000. This gas is not included in the total reserve number.

       Oil and Gas Production.1
                                             2000     1999     1998


       Natural gas (MMcf)                  110,509  101,602    88,44

       Oil (Mbbl)                            2,804    2,934     2,95


       1Production quantities from all properties, including cost-of-service properties.

       Average Sales Price.2
                                              2000     1999     1998

       Natural gas per Mcf                   $2.80   $ 2.00    $ 1.92

       Oil per bbl                          $20.50   $13.92    $12.70

       2Average sales price is calculated on production excluding cost-of-service volumes.

       Average Production (Lifting) Cost. The average production cost Mcfe excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6 Mcf of gas.

                                              2000     1999      1998

       Production cost per Mcfe               $.70     $.59      $.63


       Producing Wells at December 31, 2000.
                                                      Gas       Oil

       Gross wells                                    4,244     1,248

       Net wells                                      1,741       468

       The numbers for gross wells include 140 wells with multiple completions.

       Leasehold Acreage at December 31, 2000. Questar can retain its interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. Leasehold acreage is located in the United States and Canada. Approximately 78 percent of the domestic unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 22 percent is attributable to fee leases that generally have three- to five-year terms. About 35 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken. Substantially all the Canadian unproved acreage is related to Crown or government leases, which provide for five-year terms.

       The following chart lists the Company's consolidated productive and unproved acreage:

                           Productive                      Unproved
                        Gross         Net              Gross         Net

United States          2,348,662       779,882        1,793,625     756,033

Canada                   258,284        92,465          371,369     161,655

   Total               2,606,946       872,347        2,164,994     917,688


       Net Productive and Dry Wells Drilled.

                          Exploratory Wells           Development Wells
                       2000     1999     1998        2000    1999    1998

       Productive                          2           85      84       6

       Dry               3         1       3            6       8       5

       Total             3         1       5           91      92      66


       Present Activities. At year-end 2000, Questar affiliates had a working interest in 38 wells waiting on completion and 16 wells being drilled.

       Delivery Commitments. Questar Gas is obligated to deliver natural gas to approximately 704,600 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

       The E&P group sells a majority of its oil and gas production through Questar Energy Trading on the spot-market or under short-term contracts that provide for price readjustments.

ITEM 3.  LEGAL PROCEEDINGS.

       There are various legal proceedings pending against the Company and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Significant cases are discussed below.

       TRANSCOLORADO. Questar TransColorado, Inc. ("QTC"), a subsidiary of Questar Pipeline, owns a 50 percent interest in the TransColorado Gas Transmission Company ("TransColorado), which is the partnership that built and operates the TransColorado pipeline project. QTC and its partner, KN TransColorado, Inc. ("KNTC") are involved in a complex lawsuit that is pending in a state district court in Colorado. At center stage in the lawsuit is the validity of a contractual right claimed by QTC to put its 50 percent interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001.

       KNTC originally filed the lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline (this project--Mainline 104--is described under the section "Regulated Services, Transportation and Storage") that would compete with TransColorado, rendering it economically unviable. KNTC is seeking $150 million plus punitive damages, a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable, and a dissolution of the partnership under Colorado law.

       QTC and its affiliates subsequently filed a counterclaim and third party complaint against KNTC and its named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

       The parties have entered into a stipulation and standstill agreement that preserves the claims made by the parties pending the resolution of the litigation. On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50 percent interest in TransColorado to KNTC, subject to the standstill agreement. The Company determined that it will be required to account for its share of any operating results as of April 1, 2001. The parties are also evaluating the retention of an outside party to operate the TransColorado pipeline during the litigation, which is currently scheduled for trial in February of 2002.

       BRIDENSTINE. On January 4, 2001, a district court judge in Oklahoma approved the settlement agreement in Bridenstine v. Kaiser-Francis Oil Company, a class action lawsuit that was originally filed against Questar E&P, other named affiliates including Questar and QMR, and unrelated defendants in 1995. Pursuant to the terms of the settlement, Questar E&P and Union Pacific Resources Company (predecessor in interest to Questar E&P) paid $22.5 million, with Questar E&P's portion being $16.5 million. Although the Questar defendants disputed claims that centered on allegations of an excessive and improper transportation charged against royalty payments, they settled the lawsuit to avoid continued legal costs and the uncertainty of a jury verdict.

       GRYNBERG. Questar affiliates are named defendants in a lawsuit filed by an independent producer (Grynberg) under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The federal district judge has not ruled on the defendants' motion to dismiss.

       On March 8, 2001, the trial court judge granted a motion to dismiss another lawsuit filed by Grynberg against several Questar defendants including Questar Pipeline, Questar Gas Management and

Questar Energy Trading. This case, which was filed in a Utah state district court, claims that the Questar defendants mismeasured gas volumes attributable to Mr. Grynberg's working interest in a specified property in southwestern Wyoming. The plaintiff's allegations included breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. The judge dismissed the lawsuit based on defendants' arguments that the applicable statute of limitation had expired and, there was no basis to support fraudulent concealment claims, or independent tort claims.

       QUINQUE. Questar E&P, Questar Gas Management, Wexpro, Questar Gas, and Questar Pipeline are among the 220 named defendants in Quinque Operating Company v. Gas Pipelines, which was recently transferred from the Wyoming federal district court where it had been consolidated with the Grynberg cases to the Kansas state court where it had been originally filed. This case is very similar to the cases filed by Mr. Grynberg against the pipeline industry, but the allegations of systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government.

       Royalty class actions are being asserted in numerous states, including Wyoming, against other companies in the oil and gas production and marketing businesses in which QMR's subsidiaries participate. Similar actions could be filed against QMR and its subsidiaries.

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

       See "Regulated Services, Retail Distribution, Regulation" for a review of significant regulatory proceedings and appeals from decisions in such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company did not submit any matters to a vote of stockholders during the last quarter of 2000.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 11 of the Notes to Consolidated Financial Statements under Item 14. As of March 14, 2001, Questar had 11,279 shareholders of record and estimates that it had an additional 25,000-30,000 beneficial holders.

ITEM 6.  SELECTED FINANCIAL DATA.

                                              2000        1999        1998        1997        1996
                                          (In Thousands, Except Per Share Amounts)
Revenues                                   $1,266,153    $924,219    $906,256    $936,337    $817,981
Operating expenses
  Cost of natural gas and other
     products sold                            562,229     352,554     367,932     399,941     314,271
  Write-down of full cost oil
     and gas properties                                                34,000       3,000
  Write-down of gas gathering
     properties                                                                     3,000
  Other expenses                              444,014     391,747     371,543     360,241     332,087
    Total operating expenses                1,006,243     744,301     773,475     766,182     646,358

    Operating income                         $259,910    $179,918    $132,781    $170,155    $171,623

Interest and other income                      41,682      74,700      18,202      19,667      12,040

Write-down of investment in
partnership                                               (49,700)

Net income                                   $156,711     $98,830     $76,899    $104,795     $98,145

Basic earnings per common share                 $1.95       $1.20       $0.93       $1.27       $1.20
Diluted earnings per common share               $1.94       $1.20       $0.93       $1.27       $1.19

Dividends per share                            $0.685       $0.67     $0.6525       $0.62       $0.60
Book value per common share                     12.26       11.37       10.62       10.30        9.41

Total assets                               $2,539,045  $2,237,997  $2,161,281  $1,945,017  $1,816,225
Net cash provided from operating
   activities                                 260,373     214,998     284,685     202,678     182,921
Capital expenditures                          323,753     268,004     461,347     212,797     291,835

Capitalization
   Long-term debt, less current
      portion                                 714,537     735,043     615,770     541,986     555,509
   Redeemable cumulative
      preferred stock                                                                           4,828
   Common stock                               991,066     925,845     877,958     845,778     772,085
     Total capitalization                  $1,705,603  $1,660,888  $1,493,728  $1,387,764  $1,332,422

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

Questar Corporation earned $156.7 million in 2000, representing a 59% improvement over net income reported for 1999. Following is a year to year comparison of net income by line of business.

                                        2000        1999        Change    Percentage
                                     (Dollars in thousands)
Questar Market Resources              $   85,042  $   45,866  $   39,176          85%
Questar Regulated Services                54,332      11,079      43,253         390%
Corporate and other operations            17,337      41,885     (24,548)        -59%

                                      $  156,711  $   98,830  $   57,881          59%

Earnings per diluted common share     $     1.94  $     1.20  $     0.74          62%


Questar Market Resources' net income rose 85% in 2000 compared with 1999 due primarily to higher energy prices, a 10% increase in natural gas production and increased investment by Wexpro in gas-development properties.

Net income of Questar Regulated Services increased 390% in 2000. In 1999, Questar Pipeline recorded a write-down of its investment in the TransColorado partnership and ongoing operating losses from the TransColorado partnership. Questar Gas received a $13.5 million general rate increase effective August 11, 2000, including $7.1 million of interim rate relief beginning January 1, 2000.

Net income of corporate and other operations decreased 59% in 2000 primarily as the result of reduced sales of securities. Corporate and other operations recorded after tax gains from selling securities of $13.8 million in 2000 compared with $36.9 million in 1999.

Repurchase of 3.2 million shares of Questar common stock beginning in April 1999 and continuing through August 2000 increased earnings per share by $.04 in 2000.

RESULTS OF OPERATIONS

QUESTAR MARKET RESOURCES (Market Resources) conducts Questar's exploration and production, gas development, gathering, processing and marketing activities. Following is a summary of financial results and operating information.

                                                 Year Ended December 31,
                                         2000        1999        1998
                                     (In Thousands)
OPERATING INCOME
Revenues
  Natural gas sales                   $  193,359  $  125,245  $   98,767
  Oil and natural gas liquids sales       59,901      41,521      36,722
  Cost-of-service gas operations          74,492      61,705      61,448
  Energy marketing                       379,760     243,296     234,565
  Gas gathering and processing            29,278      22,341      21,954
  Other                                    5,263       4,203       4,816
        Total revenues                   742,053     498,311     458,272

Operating expenses
  Energy purchases                       369,752     239,201     230,462
  Operating and maintenance              106,703      79,916      74,863
  Depreciation and amortization           84,475      78,608      71,377
  Write-down of full cost oil
    and gas properties                                            34,000
  Other taxes                             36,262      21,516      24,988
  Wexpro settlement agreement -
      oil income sharing                   4,758       2,292       1,053
        Total operating expenses         601,950     421,533     436,743

          Operating income            $  140,103  $   76,778  $   21,529

OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                 68,963      62,712      51,309
    Oil and natural gas liquids
      (in Mbbl)
  Questar Exploration & Production         2,225       2,311       2,340
  Wexpro                                     521         555         554
Production revenue
     Natural gas (per Mcf)            $     2.80  $     2.00  $     1.92
     Oil and natural gas liquids
        (per bbl)
  Questar Exploration & Production    $    20.50  $    13.92  $    12.70
  Wexpro                              $    27.43  $    16.84  $    12.64
Wexpro investment base, net
     of deferred income taxes
       (in millions)                  $    124.8  $    108.9  $     97.6
Energy-marketing volumes
    (in thousands of equivalent dth)     105,632     112,982     113,513
Natural gas-gathering volumes
   (in Mdth)
    For unaffiliated customers            92,969      84,961      72,908
    For Questar Gas                       36,791      32,050      29,893
    For other affiliated customers        25,068      19,659      17,720
        Total gathering                  154,828     136,670     120,521
    Gathering revenue (per dth)       $     0.13  $     0.15  $     0.16

Revenues
Revenues were 49% higher in 2000 when compared with 1999 because of higher prices for natural gas, oil and NGL and increased natural gas production. Natural gas production rose 10% to 69 Bcf and the average selling price increased 40%. U.
S. gas production increased 3% to 61.7 Bcf, while Canadian production rose 152% to 7.3 Bcf. Questar acquired Canadian reserves and producing properties in January 2000. Approximately 53% of gas production in 2000 was hedged at an average price of $2.16 per Mcf, net to the well. Hedging activities reduced revenues from gas sales by $33.7 million in 2000, but had an insignificant impact in 1999 and 1998.

Selling prices of oil and NGL for nonregulated operations increased 47% to a combined average of $20.50 per barrel and more than offset a 4% decrease in production volumes. Approximately 73% of the nonregulated oil production was hedged at an average price of $17.36 per barrel. Hedging activities reduced revenues from oil sales by $15.5 million in 2000, but had an insignificant impact in 1999 and 1998. Production declined in 2000 as a result of selling nonstrategic properties in the fourth quarter of 1999.

For 2001, Questar has used swaps, costless collars and fixed-price contracts to hedge approximately 55% of estimated gas production based on December 2000 reserves. The average hedged price is $2.90 per Mcf (net to the well) assuming floor prices on collars. The average hedged price increases to $3.15 per Mcf (net to the well) if collar ceiling prices are assumed. Approximately 62% of 2001 estimated oil production, based on December 2000 reserves, is hedged at an average price of $17.20 per barrel, net to the well. Quantities of hedged production in any given month range between 49% and 66% for gas and 56% and 70% for oil.

Revenues from cost-of-service operations were 21% higher in 2000 compared with 1999. Wexpro manages and develops oil and natural gas properties on behalf of Questar Gas and receives a return on its investment in successful wells. The natural gas production is delivered to Questar Gas at cost of service. Oil is sold at market prices. Any net income from oil sales remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas. Questar Gas's portion is reported as oil-income sharing. Wexpro's investment base, net of deferred income taxes, grew 15% in 2000 when compared with 1999. The average return on investment was 19.5% in 2000 and 20% in 1999.

Higher energy prices were responsible for substantial increases in revenues for energy marketing and improved plant-processing margins. Increased gas demand led to higher volumes of gas gathering.

Revenues in 1999 improved 9% compared with 1998 as a result of increased prices for gas, oil and NGL and a 22% rise in gas production. Natural gas selling prices averaged 4% higher in 1999.

Operating Expenses
Operating and maintenance expenses were 34% higher in 2000 primarily due to an increase in the number of gas and oil properties and increased legal costs in the settlement of a major case. Depreciation and amortization expense increased 7% in 2000 due largely to a 10% improvement in natural gas production. The combined U.S. and Canadian full-cost amortization rate was $.79 per thousand cubic feet equivalent (Mcfe) for 2000, down from $.80 per Mcfe in 1999. Other taxes, primarily production related, rose 69% in 2000 driven by higher revenues and prices.

Nonregulated Gas and Oil Reserves Market Resources achieved a 261% reserve replacement ratio in 2000 compared with 131% in 1999. Reserve additions, revisions and purchases, net of sales in place, amounted to 214.8 Bcfe in 2000, more than double the
100.1 Bcfe added in 1999. Gains in reserves occurred through drilling results in the Pinedale Anticline and the acquisition of 61.1 Bcfe of proved reserves in Canada. In January 2001,

Market Resources closed on the sale of 290 producing properties and a gas gathering system in the Midcontinent for $27 million with an effective sale date of November 2000. The properties produced approximately 4.3 MMcf of gas and 180 barrels of oil per day, but were not compatible with the long-term strategic plans of the Company. In the fourth quarter of 1999, Market Resources sold producing properties mostly in the Permian Basin and Kansas with combined daily production of 4.3 MMcf of gas and 1,100 barrels of oil.

Market Resources achieved a five-year average finding cost of $.86 per Mcfe, excluding cost-of-service operations, in 2000 compared with $.90 per Mcfe in 1999.

QUESTAR REGULATED SERVICES (Regulated Services) conducts
Questar's natural gas- distribution, transmission, storage and nonregulated retail energy services.

Natural Gas Distribution - Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:

                                            Year Ended December 31,
                                         2000        1999        1998
                                                ( In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales    $  467,293  $  396,882  $  425,452
  Industrial sales                        38,993      28,938      29,555
  Industrial transportation                6,968       6,594       6,480
  Other                                   23,508      17,523      15,336
        Total revenues                   536,762     449,937     476,823
  Natural gas purchases                  334,193     257,265     281,004
           Margin                        202,569     192,672     195,819

Operating expenses
  Operating and maintenance              101,486     103,308      96,923
  Depreciation and amortization           34,450      36,426      33,261
  Other taxes                             10,213       7,625       8,185
        Total operating expenses         146,149     147,359     138,369

          Operating income            $   56,420  $   45,313  $   57,450

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales        83,373      82,201      83,231
  Industrial deliveries
    Sales                                 10,314       9,823       9,681
    Transportation                        54,836      51,643      55,461
      Total industrial                    65,150      61,466      65,142
        Total deliveries                 148,523     143,667     148,373

Natural gas revenue (per dth)
  Residential and commercial          $     5.60  $     4.83  $     5.11
  Industrial sales                          3.78        2.95        3.05
  Transportation for industrial
     customers                              0.13        0.13        0.12
System natural gas cost (per dth)     $     3.54  $     2.61  $     2.57
Heating degree days (normal 5,609)         5,402       5,317       5,462
  Warmer than normal                           4%          5%          3%
Number of customers at December 31,
   Residential and commercial            703,306     684,950     662,084
   Industrial                              1,323       1,367       1,308
                                         704,629     686,317     663,392

Margin (Revenues less natural gas purchases)
Questar Gas'margin increased 5% in 2000 when compared with 1999 after declining by 2% in the prior-year comparison. The improvement was primarily the result of a $13.5 million annual general rate increase. A $7.1 million portion of the Utah rate increase went into effect January 1, 2000, with the remainder reflected in rates beginning August 11, 2000. The rate case authorized
Questar Gas to earn up to an 11% return on equity and included
$5 million for annual gas processing costs. The rate case resolved an issue in which the Public Service Commission of Utah (PSCU) had denied recovery of $3.6 million of gas processing costs in 1999.

Usage per residential customer, calculated on a temperature adjusted basis, decreased in 2000 for the third consecutive year. Usage per residential customer was three decatherms or 3% lower in 2000 when compared with 1999 and two decatherms or 1% lower in 1999 compared with 1998. Temperatures have been warmer than normal for the past seven years. However, since 1995, the financial impact of warmer weather has been minimized because of a weather-normalization adjustment in rates. Customers served by Questar Gas grew by 18,312 or 2.7% in 2000, following growth rates of 3.5% in 1999 and 3.4% in 1998.

Industrial deliveries were 6% higher in 2000 due to an increase in natural gas volumes used to generate electricity. Gas deliveries to industrial customers decreased by 6% in 1999 because a major steel-producing customer reduced operations. Margins from gas delivered to industrial customers, either sold or transported, are substantially lower than from gas delivered to residential and commercial customers.

Significant gas-cost increases in the second half of 2000 due to rising demand for natural gas in the western U. S. did not affect the margin. Under rate regulation in Utah and Wyoming, Questar Gas can request authorization to recover from customers the cost of its gas supply on a dollar-for-dollar basis. Gas costs in Utah rates have risen from $1.72 per dth in 1999 to $2.91 in 2000. As of January 1, 2001, gas costs in rates rose to $4.67 per dth.

Operating expenses
Operating and maintenance expenses were 2% lower in 2000 due to decreases in legal, information technology and labor costs. Questar Gas improved a number of its information technology systems in 1999 as part of its year 2000 system-readiness program. Labor costs were lower as a result of early retirement programs effective October 31, 2000, and August 31, 1998. Operating and maintenance expenses were 7% higher in 1999 due to incremental costs of serving a growing customer base. Depreciation expense was $2.8 million lower in 2000 due to investments in several information systems being fully depreciated. Depreciation increased 10% in 1999 because of capital spending. Other taxes increased in 2000 because of a $1.4 million current-year adjustment of prior-year taxes and from higher property tax rates.

Acquisition of distribution systems Questar Gas has agreed in principle to acquire two gas distribution systems in exchange for 390,000 shares of Questar Corporation common stock. The acquisitions, pending approval from the PSCU and Public Service Commission of Wyoming (PSCW), will add about 10,500 customers in Utah and Wyoming. The transactions will be accounted for as a purchase.

Natural Gas Transmission - Questar Pipeline conducts natural gas-transmission and storage operations. Following is a summary of financial results and operating information:

                                            Year Ended December 31,
                                         2000        1999        1998
                                                 (In Thousands)
OPERATING INCOME
Revenues
  Transportation                      $   72,547  $   69,885  $   70,824
  Storage                                 37,711      37,647      36,463
  Processing                               6,763       3,570
  Other                                    2,055       1,058       1,270
        Total revenues                   119,076     112,160     108,557

Operating expenses
  Operating and maintenance               43,761      38,534      38,832
  Depreciation and amortization           15,391      16,743      13,927
  Other taxes                              3,071       2,488       2,600
        Total operating expenses          62,223      57,765      55,359

          Operating income            $   56,853  $   54,395  $   53,198

OPERATING STATISTICS
Natural gas transportation
   volumes (in Mdth)
    For unaffiliated customers           158,604     135,886     120,747
    For Questar Gas                      108,183     105,499     107,501
    For other affiliated customers         8,370      12,153      26,878
       Total transportation              275,157     253,538     255,126
   Transportation revenue (per dth)   $     0.26  $     0.28  $     0.28


Revenues
Revenues rose 6% in 2000 compared with 1999 due to an increase in the demand charges resulting from a higher quantity of transportation volumes under firm contracts and a full year of operation of a plant that removes excess carbon dioxide from the gas stream. The plant began operation mid-year 1999.

The transportation system experienced an increased demand for gas transportation resulting from colder fourth-quarter temperatures and expanded usage for regional power generation. As of December 31, 2000, approximately 77% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. Questar Gas has reserved transportation capacity from Questar Pipeline of approximately 828,000 dth per day, representing 69% of the total reserved daily-transportation capacity at December 31, 2000. This contract, which accounts for 78% of the demand charges collected by Questar Pipeline, extends through June 2002.

Revenues from storage operations were unchanged in 2000 when compared with 1999 after increasing 3% in 1999. Questar Pipeline's primary storage facility at Clay Basin in eastern Utah was enlarged in May 1998. The storage facility is 100% subscribed under long-term contracts. Most of those contractual volumes have remaining terms of at least nine years. Questar Gas has contracted for 26% of firm-storage capacity for at least seven years.

Operating expenses
Operating and maintenance expense climbed
14% in 2000 compared with 1999. A full year of expenses associated with a gas-processing plant added $2 million of expense and legal costs in a case involving the TransColorado pipeline added $1.8 million. The estimated useful life of the carbon-dioxide removal plant was increased from 10 to 20 years resulting in a $1.3 million reduction of depreciation expense in 2000. Because processing fees are determined on a cost-of-service basis, the lower depreciation expense resulted in a $1.3 million refund to Questar Gas, the primary customer
of processing services.   Depreciation expense increased 20% in
1999 resulting from capital investment in facilities and information-technology systems.

TransColorado case Questar TransColorado Inc. (QTC), a subsidiary of Questar Pipeline, and KN TransColorado, Inc.,
(KNTC), a subsidiary of Kinder Morgan, are partners in the TransColorado Gas Transmission Company (TransColorado). The partners are involved in a complex lawsuit that is pending in a state district court in Colorado. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001. QTC and KNTC entered a standstill agreement regarding various issues in the litigation. QTC provided notice to KNTC that it elected to put its interest in TransColorado as of March 31, 2001, were it not for the provisions of the standstill agreement.

Questar Pipeline recorded a $49.7 million pretax write-down of its investment in the TransColorado partnership in 1999. QTC share of TransColorado's operating losses ranged from $.3 million to $1.2 million per month.

CORPORATE AND OTHER OPERATIONS - This business segment is responsible for information-technology and communications services and corporate administration.


                                            Year Ended December 31,
                                         2000        1999        1998
                                                (In Thousands)
OPERATING INCOME
Revenues                              $   73,409  $   57,679  $   47,907

Operating expenses
  Cost of products sold                   24,640       9,651       1,515
  Operating and maintenance               33,506      37,516      37,113
  Depreciation and amortization            7,590       5,953       6,575
  Other taxes                              1,073       1,071       1,019
        Total operating expenses          66,809      54,191      46,222

          Operating income            $    6,600  $    3,488  $    1,685


Revenues
Revenues increased 27% because of the acquisitions of
Consonus of Oregon at mid-year 2000 and two computer-networking
businesses in the second half of 1999.   Questar InfoComm is
the majority owner of Consonus. Consonus is an e-commerce business that combines Internet services and network support in facilities designed to withstand many of the effects of natural disasters. The gross margin on products and services sold amounted to $8.3 million, $2.6 million and $2 million in 2000, 1999 and 1998, respectively.

Operating expenses
Operating and maintenance expenses were 11% lower in 2000 when compared with 1999. The impact of adding businesses was partially offset by the effect of an early retirement program in 1999. A $2.9 million charge associated with an early retirement program was recorded in 1999 when 50 employees elected to retire. The workforce reduction resulted in a $2.8 million decrease of operating expenses in 2000. Amortization of goodwill, incurred because of the acquisition of Consonus, amounted to $1.7 million in 2000.

CONSOLIDATED OPERATING RESULTS

Revenues
Consolidated revenues rose 37% in 2000 compared with 1999 as a result of higher energy prices, a 10% increase in gas produced from nonregulated sources and a boost in revenues from e-commerce business. Higher energy prices increased revenues from gas and oil production, energy marketing, natural gas distribution and gas plant processing. Consolidated revenues increased 2% in 1999 compared with 1998 due primarily to increased gas production, higher selling prices for energy and the revenues from electronic commerce services. These increases were largely offset by lower revenues from gas distribution due to lower gas costs collected in rates.

Cost of natural gas and other products sold
Higher energy prices were apparent in the cost of natural gas and other products sold. The dominant areas were natural gas purchased for resale to distribution customers and energy purchases in marketing transactions. In addition, the cost of e-commerce services increased in 2000. The cost of natural gas and other products sold was 4% lower in 1999 due to lower gas costs allowed in distribution rates.

Operating and maintenance
Operating and maintenance expenses
increased by 14% in 2000 when compared with 1999. Through an acquisition of Canadian properties and development drilling, Market Resources increased the number of producing properties. Legal expenses grew in 2000. A major lawsuit involving affiliates of Market Resources was settled in 2000, while a lawsuit involving affiliates of Questar Pipeline began in 2000. Operating and maintenance expenses increased 6% in 1999 compared with 1998 resulting from higher costs of serving a growing number of gas-distribution customers, adding gas and oil producing properties, and the cost of an early retirement program for information-technology employees. Labor costs were about $4.6 million lower in 1999 compared with 1998 as a result of an early retirement program offered to employees of Regulated Services in 1998.

Questar Regulated Services initiated an early retirement window program effective October 31, 2000. A total of 262 employees from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire. The window program is projected to result in pretax labor-cost savings for Regulated Services of $6-$8 million yearly.

Depreciation and amortization
Depreciation and amortization
increased 3% in 2000 when compared with 1999 as a result of increased gas production and investment in depreciable assets. A lower full-cost amortization rate partially mitigated the increased production. The combined full-cost amortization rate for U.S. and Canadian operations was $.79 per Mcfe in 2000 compared with $.80 in 1999 and $.85 in 1998. The reduction in the amortization rate resulted primarily from increasing reserves and selling properties from the full- cost asset pool at prices in excess of the book value. Software that reached the end of its depreciable life and an increase of the estimated useful life of a processing plant resulted in a $4.1 million reduction of 2000 depreciation expense. Depreciation and amortization was 10% higher in 1999 as a result of increased gas production and more investment in exploration and production, distribution and transmission facilities. The Company wrote down the book value of its full-cost oil and gas properties by $34 million in 1998 because of weak energy prices.

Other taxes
Production and property taxes increased in 2000 because of higher revenues. Lower revenues in prior years caused a decrease of other taxes in 1999. Rising property values caused higher property taxes in 2000. A current-year adjustment of a prior-year tax added $1.4 million to expense in 2000.

Interest and other income
Gain from selling securities of other
companies is a significant part of interest and other income. However, the level of securities sales dropped in 2000 because of the general decline in market value of technology companies. These sales generated a pretax gain of $26.5 million ($16.3 million after tax) in 2000 and a pretax gain of $60.7 million ($36.9 million after tax) in 1999.

                                             Year ended December 31,
                                           2000        1999        1998
                                                  (In Thousands)
Gain from sales of securities            $26,523     $60,720     $10,474
Interest income and other earnings         8,460       9,765       4,410
Allowance for borrowed funds
used during construction                   4,476       2,017       1,426
Return earned on working-gas inventory     2,223       2,198       1,892
     Interest and other income           $41,682     $74,700     $18,202

Operations of unconsolidated affiliates
Higher energy prices
and not repeating TransColorado's operating losses resulted in earnings in 2000 as opposed to losses the year before. This income-statement line item included a $49.7 million write-down of investment in the TransColorado partnership and $5.9 million of operating loss, net of AFUDC, from TransColorado in 1999.

Debt expense
Interest expense increased due to higher short- and long-term borrowing and to higher interest rates in 2000.

Income taxes
The effective combined federal, state and foreign income tax rate was 35.3% in 2000, 32.6% in 1999 and 27.4% in 1998. Income tax rates were below the combined statutory rate of about 38% primarily due to nonconventional fuel credits, which amounted to $6.5 million in 2000, $7.2 million in 1999 and $8 million in 1998. In addition, a Colorado state income tax credit derived from conducting business in a designated enterprise zone reduced state income taxes by $3.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

                                             Year Ended December 31,
                                         2000        1999        1998
                                                 (In Thousands)
Net income                              $156,711     $98,830     $76,899
Adjustments to net income                174,500     141,670     136,919
Changes in operating assets
   and liabilities                       (70,838)    (25,502)     70,867
Net cash provided from
   operating activities                 $260,373    $214,998    $284,685

Net cash provided from operating activities increased 21% in 2000 when compared with 1999 due primarily to a 59% increase in net income. Changes in operating assets and liabilities resulted in a decrease of cash flow due to the timing differences associated with the effect of higher energy prices on accounts receivable and the purchased-gas adjustments. This was partially offset by the change in accounts payable. Interest bearing deposits with energy brokers, included in accounts receivable, increased significantly in 2000. Net cash provided from operating activities decreased 24% in 1999 compared with 1998 as a result of disbursements on accounts payable. The balance in payables was higher at the end of 1998 due to construction projects completed in 1999. The write-downs of investments in partnership and oil and gas properties were noncash expenses.

Investing Activities

Capital expenditures amounted to $323.8 million in 2000 and $268 million in 1999. Capital spending in 2001 is expected to range between $368 million and $563 million. The upper spending level is contingent upon several key projects going forward. A 75-mile pipeline planned for central Utah is awaiting final environmental approval. If approval is received in 2001 and the pipeline is constructed, Questar Pipeline could spend an additional $74 million. Another major pipeline project, Questar Southern Trails Pipeline could begin construction in 2001 pending final right of way agreements. This would further increase capital spending by $45 million. The development of Questar's e-commerce business is dependent upon the level of outside venture capital invested.

                                            Year Ended December 31,
                                         2001
                                       Forecast      2000        1999
                                                (In Thousands)
Questar Market Resources
Exploratory drilling                      $8,700        $752      $1,538
Development drilling                      76,000      97,361      64,642
Other exploration                         10,700       8,647      19,464
Reserve acquisitions                      32,000      65,130       3,704
Production                                 5,100       8,382       8,746
Gathering and processing                  28,000       3,330      12,705
Electric generation                       25,000
Storage                                    7,100      11,513       4,108
General                                    1,500         855      19,362
                                         194,100     195,970     134,269

                                               Year Ended December 31,
                                         2001
                                       Forecast      2000        1999
                                                 (In Thousands)
Questar Regulated Services
Natural gas distribution
Distribution system and
customer additions                        49,900      49,454      50,077
General                                   17,800      16,313      18,370
                                          67,700      65,767      68,447
Natural gas transmission
Transmission system                       20,700      15,312      11,936
Storage                                   11,900         333       1,571
Partnerships                               7,900       9,024      14,414
Southern Trails Pipeline                              13,975      14,639
Processing plant                                         250       2,912
General                                    6,600       4,141       4,952
                                          47,100      43,035      50,424

Other                                      2,100       1,167       1,385
Total Questar Regulated Services         116,900     109,969     120,256

Corporate and other operations
Electronic commerce                       49,900      12,878       4,296
Communications and technology              3,100       1,317       3,472
General                                    3,600       3,619       5,711
                                          56,600      17,814      13,479
                                        $367,600    $323,753    $268,004

Questar Market Resources
Capital expenditures in 2000 primarily reflected exploration for and development of gas and oil reserves and a purchase of a Canadian company, which added 61 Bcfe of proved reserves. Market Resources participated in drilling 316 wells (94 net wells) in 2000 that resulted in 223 gas wells, 18 oil wells, 21 dry holes and 54 wells in progress at year end. The success rate was 92%.

Questar Regulated Services - Natural gas distribution
The distribution system was extended by 964 miles of main, feeder and service lines to accommodate the addition of 18,312 customers.

Questar Regulated Services - Natural gas transmission
Capital spending focused on expansion of the gas transmission network, conversion of a crude-oil pipeline to transport gas into Southern California and the acquisition of an additional
18% interest in a pipeline partnership.

Corporate and Other Operations
Capital expenditures included acquiring e-commerce operations and developing information- technology facilities.

Financing Activities

Cash flow generated from operations plus proceeds from the sales of securities and release of cash previously held in escrow were used to fund capital expenditures, reduce short- and long-term borrowings, repurchase shares of Questar common stock and pay dividends to holders of common stock. Proceeds from a 1999 sale of nonstrategic gas and oil properties were placed in an escrow account pending possible reinvestment in other producing properties.

In April 1999, the Company announced plans to repurchase up to $50 million of its shares over the next two years. From April 1999 through August 2000, the Company acquired 3.2 million shares for $51.4 million, with about half of those purchases occurring in 2000. The Company used part of the $121.9 million in proceeds from its 1999 and 2000 sales of Nextel and other securities to fund those stock repurchases.

Short-term borrowings amounted to $181.1 million of commercial paper and $28 million of bank loans at December 31, 2000. A year earlier, short-term debt consisted of $128.4 million of commercial paper and $15.7 million of bank loans. The weighted average interest rate on balances at December 31 was 6.68% in 2000 and 6.14% in 1999. Parent-company commercial-paper borrowings are backed by short-term line-of-credit arrangements and rated P1 and A1 by Moody's and Standard and Poor's, respectively. In the third quarter of 2000, Market Resources initiated an unrated commercial-paper program with a $100 million capacity. Commercial-paper borrowings are limited to and supported by available capacity on Market Resources' existing revolving credit facility. Market Resources had a commercial-paper balance of $12.5 million that was included in the total $181.1 million balance at December 31, 2000.

On March 6, 2001, Market Resources issued in a public offering $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. In 1999, Market Resources entered into a long-term revolving-credit facility with a syndication of banks. The credit facility has a $300 million capacity. Market Resources had borrowed $244.4 million as of December 31, 2000 under this arrangement.

On February 27, 2001, Questar Pipeline gave notice that it will redeem $30 million of its 9 7/8% debentures on March 30, 2001.
The redemption price is equal to 104.67% of the principal amount plus interest from December 1, 2000.

The Company typically has negative net working capital at December 31 because of short-term borrowings. These borrowings are seasonal and generally peak at year end because of cold-weather gas purchases. Negative working capital at year end was exacerbated by rising energy prices experienced in the second half of 2000 and extending into the first quarter of 2001.

Questar's consolidated capital structure consisted of 42% long-term debt and 58% common shareholders' equity at December 31, 2000. Moody's and Standard and Poor's have rated the long-term debt of Questar Gas and Questar Pipeline A1 and A+, respectively. Questar Market Resources' debt rating is BBB+ by Standard and Poor's and Baa2 by Moody's.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that may subject it to exchange-rate risk. Market Resources also has reserved pipeline capacity for which it is obligated to pay $3 million annually for the next six years, regardless of whether it is able to market the capacity to others.

Hedging Policy
The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. A primary objective of these hedging transactions is to protect the Company's commodity sales from adverse changes in energy prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Energy-Price Risk Management
Energy-price risk is a function of changes in commodity prices as supply and demand fluctuate. Market Resources bears a majority of the risk associated with changes in commodity prices. The Company uses hedge arrangements in the normal course of business to limit the risk of adverse price movements; however, these same arrangements usually limit future gains from favorable price movements.

Market Resources held hedge contracts covering the price exposure for about 50.5 million dth of gas and 1 million barrels of oil at December 31, 2000. A year earlier the contracts covered 72.1 million dth of natural gas and 2.4 million barrels of oil. The hedging contracts exist for a significant share of Questar-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2000, had terms extending through December 2003, with about 91% of those contracts expiring by the end of 2001.

The mark-to-market adjustment of gas and oil price-hedging contracts at December 31, 2000 was a negative $98 million and represented a liability owed to counterparties if terminated.
A 10% decline in gas and oil prices would decrease the mark-to-market adjustment by $18.1 million; while a 10% increase in prices would increase the mark-to-market adjustment by $18.1 million. The mark-to-market adjustment of gas and oil price-hedging contracts at December 31, 1999 was a negative $6.2 million. A 10% decline in gas and oil prices at that time would have caused a positive mark-to-market adjustment of $16.7 million. Conversely, a 10% increase in prices would have resulted in a $16.3 million negative mark-to-market adjustment. The calculations used energy prices posted on the NYMEX, various "into the pipe" postings and fixed prices for the indicated measurement dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

Interest-Rate Risk Management
The Company owed $714.9 million of long-term debt at December 31, 2000, of which $470.5 million was fixed-rate debt. The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The fair value of Questar's long-term debt amounted to $735.6 million at December 31, 2000. The Company owed $735.4 million of long-term debt at December 31, 1999, of which $470.1 million was fixed-rate debt. The fair value of Questar's long-term debt amounted to $728.3 million at December 31, 1999. The fair-value calculation was based upon quoted market prices and the discounted present value of cash flows using the Company's current borrowing rates. If interest rates declined by 10%, fair value would increase to $758.4 million in 2000 and $753.3 million in 1999. Interest costs paid on variable-rate long-term debt would decrease about $1.7 million. The sensitivity calculations do not represent the cost to retire the debt securities. The book value of variable-rate debt approximates fair value.

Securities Available for Sale
Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day to day market volatility. A 10% change in prices would result in a change in value of $3.3 million in 2000 and $9.5 million in 1999.

Foreign Currency Risk Management
The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation amounting to $54.4 million (U.S.) is expected to be repaid from future operations of the foreign company. In January 2000, Market Resources purchased 100% of the outstanding common stock plus debt of a Canadian company for $66.4 million (U.S.).

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "intend", "project", "estimate", "anticipate", "believe", "forecast", or
"continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the Company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate-regulatory issues, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, quoted prices of securities available for sale, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The financial statements required by this Item are submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 2, 2001.

       The following individuals are serving as executive officers of the Company:

                                       Primary Positions Held with
Name                                   the Company and Affiliates

R. D. Cash                    58       Chairman of the Board of
                                       Directors (May 1985);
                                       President and Chief Executive
                                       Officer, Director (May 1984);
                                       President (May 1984 to
                                       February 2001); Chairman of
                                       the Boards of Directors, all
                                       affiliates except Questar
                                       Energy Trading.

K. O. Rattie                  47       President and Chief Operating
                                       Officer, Director (February
                                       2001); Vice Chairman and
                                       Director, QRS, QMR, Questar
                                       Gas, Questar Pipeline and
                                       most affiliates (February 2001).

G. L. Nordloh                 53       President and Chief Executive
                                       Officer, all Market Resources
                                       affiliates (at various times
                                       beginning in March 1991);
                                       Executive Vice President,
                                       Questar (February 1996);
                                       Senior Vice President,
                                       Questar (March 1991 to
                                       February 1996); Director,
                                       (October 1996); Director, QMR
                                       (May 1991), all Market
                                       Resources subsidiaries
                                       (various times beginning in
                                       June 1989); Chairman, Questar
                                       Energy Trading (August 1998).

D. N. Rose                    56       President and Chief Executive
                                       Officer, Questar Gas (October
                                       1984), Questar Pipeline
                                       (March 1997), QRS (December
                                       1996), QES (January 1999);
                                       Executive Vice President,
                                       Questar (February 1996);
                                       Senior Vice President,
                                       Questar (May 1985 to February
                                       1996); Director (May 1984);
                                       Director, Questar Gas (May
                                       1984), Questar Pipeline (May
                                       1996), QRS (December 1996),
                                       and QES (January 1999).

S. E. Parks                   49       Senior Vice President (March
                                       2001); Vice President (
                                       February  1990 to March
                                       2001); Treasurer and Chief
                                       Financial Officer, Questar
                                       and all affiliates except
                                       Questar Energy Trading
                                       (February 1996); Treasurer,
                                       Questar and affiliates except
                                       Questar Energy Trading (at
                                       various dates beginning in
                                       May 1984); Director, Questar
                                       E&P (May 1996) and Consonus
                                       (October 1999).

Connie C. Holbrook            54       Senior Vice President (March
                                       2001); Vice President
                                       (October 1984 to March 2001);
                                       Corporate Secretary (October
                                       1984); General Counsel (April
                                       1999); Corporate Secretary,
                                       Questar Gas and other
                                       affiliates except Questar
                                       Energy Trading (at various
                                       dates beginning in March
                                       1982); Director, Consonus
                                       (October 1999).

Glenn H. Robinson             50       President and Chief Executive
                                       Officer and Director, Questar
                                       InfoComm (August 2000); Vice
                                       President and Chief
                                       Information Officer (August
                                       2000); Vice President and
                                       Controller, QRS (January 1999
                                       to August 2000), Questar Gas
                                       (April 1991 to August 2000),
                                       and Questar Pipeline
                                       (September 1996 to August 2000);

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 2001 annual meeting, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labeled "Committee Report on

Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2001 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2001 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for the Questar's 2000 annual meeting under the section entitled "Election of Directors."

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

     (a)(1)(2)  Financial Statements and Financial Statement
Schedules. The financial statements identified in the List of Financial Statements are filed as part of this Report.

     (a)(3) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 14(c).

Exhibit No.        Description

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

   10.2.2 Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 2001.

   10.3.*2         Questar Corporation Executive Incentive
                   Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.2. to
                   Form 10-Q Report for Quarter Ended June 30, 1998.)

   10.4.2          Questar Corporation Long-Term Stock Incentive
                   Plan, as amended and restated effective March 1, 2001 (subject to the receipt of shareholder approval.)

   10.5.*2         Questar Corporation Executive Severance
                   Compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.3. to
                   Form 10-Q Report for Quarter Ended June 30, 1998.)

   10.6.2 Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective October 26, 2000.

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

   10.11.2 Questar Corporation Deferred Compensation Plan, as amended and restated effective October 26, 2000.

   10.12.*2 Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to
                   Form 10-Q Report for Quarter ended June 30, 1996.)

   10.13.*2        Questar Corporation Deferred Share Make-Up Plan.
                   (Exhibit No. 10.8. to Form 10-Q Report for
                   Quarter Ended June 30, 1998.)

   10.14.*2 Questar Corporation Special Situation Retirement Plan. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

   10.15. Employment Agreement between Questar Corporation and Keith O. Rattie effective February 1, 2001.

   21.             Subsidiary Information.

   23.             Consent of Independent Auditors.

   24.             Power of Attorney.

   99.1. Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436,
                   33-15149, 33-40800, 33-40801, 33-48169,
                   333-04913, and 333-04951).
________________________

 *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

       1The name of the Rights Agent has been changed to USBank
National Association.

       2Exhibit so marked is management contract or compensation plan or arrangement.

 (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 2000.

                      ANNUAL REPORT ON FORM 10-K

               ITEM 8, ITEM 14(a) (1) and (2), and (d)

                     LIST OF FINANCIAL STATEMENTS

             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     YEAR ENDED DECEMBER 31, 2000

                         QUESTAR CORPORATION

                         SALT LAKE CITY, UTAH


FORM 10-K -- ITEM 14 (a) (1) AND (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Corporation and subsidiaries are included in Item 8:

       Consolidated statements of income--Years ended December 31, 2000, 1999 and 1998

       Consolidated balance sheets--December 31, 2000 and 1999

       Consolidated statements of common shareholders' equity--Years ended December 31, 2000, 1999 and 1998

       Consolidated statements of cash flows--Years ended December 31, 2000, 1999 and 1998

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

                    Report of Independent Auditors


Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and common shareholders' equity and cash flows for each of three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                      /s/Ernst & Young
                                         Ernst & Young

Salt Lake City, Utah
March 6, 2001

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                              Year Ended December 31,
                                                      2000        1999        1998
                                                                (In Thousands, Except Per Share Amounts)
REVENUES                                           $1,266,153  $  924,219  $  906,256

OPERATING EXPENSES
  Cost of natural gas and other products sold         562,229     352,554     367,932
  Operating and maintenance                           251,419     221,279     209,594
  Depreciation and amortization                       141,941     137,744     125,157
  Write-down of full cost oil and gas properties                               34,000
  Other taxes                                          50,654      32,724      36,792

    TOTAL OPERATING EXPENSES                        1,006,243     744,301     773,475

     OPERATING INCOME                                 259,910     179,918     132,781

INTEREST AND OTHER INCOME                              41,682      74,700      18,202

OPERATIONS OF UNCONSOLIDATED
AFFILIATES
   Income (loss)                                        3,996      (4,356)      2,917
   Write-down of investment in partnership                        (49,700)
                                                        3,996     (54,056)      2,917

DEBT EXPENSE                                          (63,510)    (53,944)    (47,971)

     INCOME BEFORE INCOME TAXES                       242,078     146,618     105,929

INCOME TAXES                                           85,367      47,788      29,030

     NET INCOME                                    $  156,711  $   98,830  $   76,899

EARNINGS PER COMMON SHARE
   Basic                                           $     1.95  $     1.20  $     0.93
   Diluted                                         $     1.94  $     1.20  $     0.93

Average common shares outstanding
   Basic                                               80,412      82,547      82,365
   Diluted                                             80,915      82,676      82,817

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS                                                  December 31,
                                                      2000        1999
                                                       (In Thousands)
CURRENT ASSETS
  Cash and cash equivalents                        $    9,416  $    8,291
  Accounts receivable                                 277,331     143,987
  Unbilled gas accounts receivable                     45,293      37,287
  Federal income taxes recoverable                      9,694
  Inventories, at lower of average
      cost or market
    Gas and oil storage                                30,062      27,360
    Materials and supplies                             10,472      10,254
  Purchased-gas adjustments                            35,565         432
  Prepaid expenses and other                            9,189      11,249
     TOTAL CURRENT ASSETS                             427,022     238,860

PROPERTY, PLANT AND EQUIPMENT
  Questar Market Resources                          1,657,291   1,469,676
  Questar Regulated Services - gas distribution     1,067,362   1,013,599
  Questar Regulated Services - gas transmission       731,246     698,236
  Questar Regulated Services - other                    5,764       4,493
  Corporate and other operations                       82,603      72,769
                                                    3,544,266   3,258,773
LESS ALLOWANCES FOR DEPRECIATION
     AND AMORTIZATION
  Questar Market Resources                            853,037     778,695
  Questar Regulated Services - gas distribution       447,496     421,111
  Questar Regulated Services - gas transmission       243,006     228,784
  Questar Regulated Services - other                    3,073       2,542
  Corporate and other operations                       43,661      40,727
                                                    1,590,273   1,471,859
     NET PROPERTY, PLANT AND EQUIPMENT              1,953,993   1,786,914

SECURITIES AVAILABLE FOR SALE                          33,019      94,945

INVESTMENT IN UNCONSOLIDATED
     AFFILIATES                                        34,505      25,269

OTHER ASSETS
  Regulatory assets                                    37,646      26,025
  Goodwill, net                                        20,514       7,750
  Cash held in escrow                                   5,387      36,727
  Other noncurrent assets                              26,959      21,507
      TOTAL OTHER ASSETS                               90,506      92,009

                                                   $2,539,045  $2,237,997

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        December 31,
                                                      2000        1999
                                                       (In Thousands)
CURRENT LIABILITIES
  Short-term debt                                  $  209,139  $  144,115
  Accounts payable and accrued expenses
    Accounts and other payables                       273,892     132,473
    Federal income taxes                                           17,374
    Other taxes                                        30,718      22,315
    Deferred income taxes                              13,515         164
    Interest                                            7,300       7,518
      Total accounts payable and
         accrued expenses                             325,425     179,844
     TOTAL CURRENT LIABILITIES                        534,564     323,959


LONG-TERM DEBT                                        714,537     735,043


DEFERRED INCOME TAXES                                 241,720     210,948


DEFERRED INVESTMENT TAX CREDITS                         5,262       5,648


OTHER LONG-TERM LIABILITIES                            33,680      29,944


MINORITY INTEREST                                      18,216       6,610


COMMITMENTS AND CONTINGENCIES - Note 7


COMMON SHAREHOLDERS' EQUITY
  Common stock - without par value; 350,000,000
     shares authorized;  80,818,274 outstanding at
     December 31, 2000 and 81,418,853 outstanding
     at December 31, 1999                             268,630     278,437
  Retained earnings                                   710,125     608,498
  Cumulative other comprehensive income                12,311      38,910
     TOTAL COMMON SHAREHOLDERS' EQUITY                991,066     925,845

                                                   $2,539,045  $2,237,997

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                                                                       Cumulative
                                                                              Note       Other      Compre-
                                      Common Stock              Retained   Receivable   Compre-      hensive
                                         Shares      Amount     Earnings   from ESOP    hensive      Income
                                                                                         Income
                                      (Dollars in Thousands)
Balances at January 1, 1998            82,142,084  $  291,322  $  541,663  $  (10,173) $   22,966
Issuance of common stock                  521,879       8,243
Purchase of common stock                  (31,885)       (677)
1998 net income                                                    76,899                          $   76,899
Payment of common stock dividends
    of $.6525 per share                                           (53,747)
Income tax benefit of dividends
   paid to ESOP                                                       143
Collection of note receivable
   from ESOP                                                                    6,218
Other comprehensive income
  Unrealized loss on securities
  available for sale, net of income
   taxes of $3,086                                                                         (4,992)     (4,992)
  Foreign currency translation
      adjustmentnet of income
      taxes of $53                                                                             93          93
Balances at December 31, 1998          82,632,078     298,888     564,958      (3,955)     18,067  $   72,000
Issuance of common stock                  488,302       8,124
Purchase of common stock               (1,701,527)    (28,575)
1999 net income                                                    98,830                          $   98,830
Payment of common stock dividends
    of $.67 per share                                             (55,328)
Income tax benefit of dividends
   paid to ESOP                                                        38
Collection of note receivable
   from ESOP                                                                    3,955
Other comprehensive income
  Unrealized gain on securities
  available for sale, net of income
  net of income taxes of $13,193                                                           21,303      21,303
Foreign currency translation
     adjustment,net of income
      taxes of $284                                                                          (460)       (460)
Balances at December 31, 1999          81,418,853     278,437     608,498      -           38,910  $  119,673
Issuance of common stock                  958,232      11,764
Purchase of common stock               (1,558,811)    (25,543)
2000 net income                                                   156,711                          $  156,711
Payment of common stock dividends
    of $.685 per share                                            (55,084)
Income tax benefit associated
  with exercise of nonqualified
 options and premature dispositions                     3,972
Other comprehensive income
  Unrealized loss on securities
  available for sale, net of income
      taxes of $16,767                                                                    (25,453)    (25,453)
  Foreign currency translation
  adjustment, net of income
  taxes of $1,018                                                                          (1,146)     (1,146)

Balances at December 31, 2000          80,818,274  $  268,630  $  710,125  $        -  $   12,311  $  130,112

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                      2000        1999        1998
OPERATING ACTIVITIES                                            (In Thousands)
  Net income                                       $  156,711  $   98,830  $   76,899
     Adjustments to reconcile net income to
      net cash provided from operating
      activities
  Depreciation and amortization                       147,645     144,704     128,664
  Deferred income taxes and investment                 54,277         315     (14,911)
    tax credits
  Write-down of investment in partnership                          49,700
  Write-down of full cost oil and gas
    properties                                                                 34,000
  (Income) loss from unconsolidated
      affiliates, net of cash distributions              (899)      7,671        (360)
  Gain from sales of securities                       (26,523)    (60,720)    (10,474)
                                                      331,211     240,500     213,818
  Changes in operating assets and liabilities
    Accounts receivable                              (136,700)     (1,004)      9,922
    Inventories                                        (2,892)        252      (7,238)
    Prepaid expenses and other                          2,077         615       2,556
    Accounts payable and accrued expenses             144,190     (41,549)     38,207
    Federal income taxes                              (27,068)      8,684       2,251
    Purchased-gas adjustments                         (35,133)      1,635      35,184
    Other assets                                      (17,144)      3,446      (7,664)
    Other liabilities                                   1,832       2,419      (2,351)
    NET CASH PROVIDED FROM OPERATING ACTIVITIES       260,373     214,998     284,685

INVESTING ACTIVITIES
  Capital expenditures
     Purchase of property, plant and equipment       (314,429)   (221,835)   (427,680)
     Other investments                                 (9,324)    (46,169)    (33,667)
         Total capital expenditures                  (323,753)   (268,004)   (461,347)
  Proceeds from disposition of property, plant
    and equipment                                       3,051      44,220      44,500
  Proceeds from sales of securities                    46,814      75,126       6,759
   NET CASH USED IN INVESTING ACTIVITIES             (273,888)   (148,658)   (410,088)

FINANCING ACTIVITIES
  Issuance of common stock                             15,736       8,124       8,243
  Purchase of Questar common stock                    (25,543)    (28,575)       (677)
  Issuance of long-term debt                           61,725     317,000     152,743
  Repayment of long-term debt                         (80,075)   (206,996)    (77,198)
  Increase (decrease) in short-term loans              64,581     (76,985)     89,900
  Cash held in escrow                                  31,340     (36,727)
  Other financing                                       2,955       3,993       6,361
  Payment of dividends                                (55,084)    (55,328)    (53,747)
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                             15,635     (75,494)    125,625
  Foreign currency translation adjustment                (995)        (44)         (4)
CHANGE IN CASH AND CASH EQUIVALENTS                     1,125      (9,198)        218
BEGINNING CASH AND CASH EQUIVALENTS                     8,291      17,489      17,271
ENDING CASH AND CASH EQUIVALENTS                   $    9,416  $    8,291  $   17,489

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is a diversified natural gas company with two principal lines of business: nonregulated and regulated. The Company's nonregulated activities of gas and oil exploration and production, gas gathering and processing, and energy marketing are conducted by Questar Market Resources, Inc. and subsidiaries (Market Resources). The Company's regulated activities of natural gas distribution, transmission and storage operations are conducted by Questar Regulated Services Co. and subsidiaries (Regulated Services). Natural gas-distribution activities are conducted by Questar Gas. Questar Pipeline provides natural gas transmission and storage services. Regulated Services also includes Questar Energy Services which conducts retail-energy services. Corporate and other operations include information-technology and telecommunication services and corporate activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in Unconsolidated Affiliates: Questar uses the equity method to account for investments in affiliates in which it does not have control. Principal affiliates and percentage ownership include: Overthrust Pipeline Company (72%), TransColorado Gas Transmission Company (50%), Canyon Creek Compression Company (15%) and Blacks Fork Gas Processing Company (50%). Generally, the Company's investment in these affiliates equals the underlying equity in net assets, except for TransColorado where the investment was written down. The Company experienced an other-than-temporary decline in its partnership investment in TransColorado caused by low volumes resulting from unfavorable regional transportation economics.

Regulation: Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). While Questar Gas also serves a small area of southeastern Idaho, the Public Utilities Commission of Idaho has deferred to the PSCU for rate oversight of this area. Questar Pipeline is regulated by the Federal Energy Regulatory Commission
(FERC). These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The financial statements of rate-regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:   Revenues are recognized in the period that
services are provided or products are delivered. Questar Gas records gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Rate-regulated companies periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. These companies establish appropriate reserves for revenues collected subject to refund. The Company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has an imbalance in excess of its share of remaining reserves in an underlying property. The Company's net gas imbalances at December 31, 2000 and 1999 were not significant.

Purchased-Gas Adjustments: Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Cash and Cash Equivalents: Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

Securities Available for Sale: The value of securities available for sale approximates fair value at the balance sheet date based on published share prices. Based on market value at the balance sheet date, the Company records unrealized gains or losses, net of income taxes, as a separate component of other comprehensive income in shareholders' equity. Gains or losses resulting from the sale of securities are included in the determination of income as incurred.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. The Company uses the full-cost accounting method for a majority of its gas and oil exploration and development activities. However, as ordered by the PSCU, the successful-efforts method of accounting is utilized with respect to costs associated with certain "cost- of-service" oil and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost- of service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (see
Note 9). In accordance with the settlement agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost-of-service properties is sold at market prices. Proceeds are credited, pursuant to the terms of the settlement agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Under the full-cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including certain directly related internal-employee costs, are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry-hole costs, lease-acquisition costs, delay rentals, and costs related to such activities. The internal costs capitalized are directly attributable to acquisition, exploration, and development activities and do not include costs related to production, general corporate overhead or similar activities. Exclusive of field-level costs, the Company capitalized $3.6 million, $3 million and $2.6 million of internal costs in 2000, 1999 and 1998, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The Company limits, on a country-by-country cost-center basis, the capitalized costs of oil and gas properties, net of accumulated amortization and related deferred taxes, to the full-cost ceiling. The full-cost ceiling comprises the present value of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not being amortized, all adjusted for the effect of related income taxes. The present value calculation is based upon current economic and operating conditions and estimated future development expenditures, discounted at 10%. If capitalized costs exceed the full-cost ceiling, the excess is expensed. In 1998, the Company recorded a $34 million write-down of oil and gas properties pursuant to the ceiling limitation required by the full-cost accounting method.

Capitalized costs are amortized, on a country-by-country cost-center basis, by an energy equivalent unit-of- production method based upon production and estimates of proved gas and oil reserves. The Company presently has two cost centers: the United States and Canada. Amortizable costs include developmental drilling in progress as well as estimates of future development costs of proved reserves, but exclude the costs of certain unproved oil and gas properties until the properties are evaluated. The estimated costs of future site restoration, dismantlement, and abandonment of producing properties are expected to be offset by the estimated salvage value of the lease and well equipment.

The aggregate costs of unproved properties not being amortized are assessed at least annually for possible impairments or reduction in value. Significant properties are assessed individually. If a reduction in value has occurred, costs being amortized are increased. Of the $76.2 million of net unproved property costs at excluded from the amortizable base at December 31, 2000, $22.9 million, $10.4 million, and $20.5 million were incurred in 2000, 1999 and 1998, respectively. Based on anticipated future exploration and development activities, the Company expects the majority of the costs of unproved properties currently excluded to be evaluated and included in the amortization calculation within the next five years.

The Company uses the successful-efforts method of accounting for costs associated with the development of cost- of-service oil and gas properties. The cost to drill and equip development wells, successful or unsuccessful, and construct appurtenant facilities are capitalized. Geological and geophysical costs are expensed as incurred.

Capitalized costs are amortized on an individual field basis using the unit-of-production method based upon proved developed oil and gas reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for producing properties are accrued as part of depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate. The following table contains the detail of Market Resources' property, plant and equipment at December 31.

                                                        2000        1999
                                                         (In Thousands)
Property, plant and equipment
Oil and gas properties - full-cost accounting
Proved properties                                    $1,082,009  $  943,349
Unproved properties, not being amortized                 76,216      69,777
Support equipment and facilities                         13,179      13,408
                                                      1,171,404   1,026,534
Cost-of-service oil and gas properties -
successful-efforts accounting                           348,403     318,451
Gathering, processing and marketing                     137,484     124,691
                                                     $1,657,291  $1,469,676

Accumulated depreciation and amortization
Oil and gas properties - full-cost accounting        $  601,620  $  544,491
Cost-of-service oil and gas properties -
successful efforts accounting                           193,029     180,867
Gathering, processing and marketing                      58,388      53,337
                                                     $  853,037  $  778,695

For the remaining Company properties, the provision for depreciation and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. The investment in natural gas distribution, transmission, storage, gathering and processing property, plant and equipment is charged to expense using the straight-line method. The costs of gas wells and related production facilities are charged to expense using the unit-of-production method. Average depreciation and amortization rates used in the 12 months ended December 31 were as follows:

                                                        2000        1999       1998
Questar Market Resources
  Exploration and production, per
  Mcf equivalent
      Full-cost amortization rate
U.S.                                                 $     0.78  $     0.81  $    0.83
Canada (in U.S. dollars)                                   0.85        0.65       1.04
Combined U.S. and Canada                                   0.79        0.80       0.85
   Cost of service oil and gas properties,                 0.44        0.42       0.39
      per Mcfe
Average depreciation and amortization rates
     used were as follows:
Questar Regulated Services
  Natural gas distribution
     Distribution plant                                     4.0%        4.2%       4.3%
     Gas wells, per Mcf                              $     0.15  $     0.15  $    0.17
  Natural gas transmission, processing
     and storage                                            3.2%        3.4%       3.2%

Goodwill: Goodwill is amortized on the straight-line method principally over 10 years. Goodwill amortization expense was $1.7 million in 2000 and the accumulated amortization balance was $1.8 million at December 31, 2000.

Capitalized Interest and Allowance for Funds Used During
Construction:   Questar's regulated subsidiaries capitalize the
cost of capital employed during the construction period of plant and equipment in accordance with FERC guidelines. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. The Company's nonregulated subsidiaries capitalize interest costs during construction of assets when it is applicable. Interest costs related to full cost oil and gas activities are expensed in the period incurred. Under provisions of the Wexpro settlement agreement, the Company capitalizes AFUDC on cost-of-service construction projects and records the amount in other income. Debt expense was reduced by $4,224,000 in 2000, $3,035,000 in 1999 and $1,421,000 in 1998. AFUDC included in interest and other income amounted to $4,476,000 in 2000, $2,017,000 in 1999 and $1,426,000 in 1998.

Reacquisition of Debt: Gains and losses on the reacquisition of debt by rate-regulated affiliates are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment.

Foreign Currency Translation: The Company conducts gas and oil exploration and production activities in western Canada. The local currency is the functional currency of the Company's foreign operations. Translation from the functional currency to
U. S. dollars is performed for balance-sheet accounts using the exchange rate in effect at the balance-sheet date. Revenue and expense accounts are translated using an average exchange rate. Adjustments resulting from such translations are reported as a separate component of other comprehensive income in shareholders' equity. Deferred income taxes have been provided on translation adjustments because the earnings are not considered to be permanently invested.

Hedging Policy: The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. A primary objective of these hedging transactions is to protect the Company's commodity sales from adverse changes in energy prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Energy-Price Risk Management: Market Resources enters into swaps, futures contracts or options agreements to hedge exposure to price fluctuations in connection with marketing of the Company's natural gas and oil production, and to secure a known margin for the purchase and resale of gas, oil and electricity in marketing activities. It is expected that there is a high degree of correlation between the changes in market value of such contracts and the market price ultimately received on the hedged physical transactions. The timing of production and of the hedge contracts is closely matched. Hedge prices are established in the areas of Market Resources' production operations. The Company settles most contracts in cash and recognizes the gains and losses on hedge transactions during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. Contracts which do not have high correlation with the related physical transactions are marked-to-market and recognized in the current-period income.

Interest-Rate Risk Management: The Company borrows funds under both fixed and variable interest rate arrangements.
Variable-rate agreements expose the Company to market risk related to changes in interest rates.

Credit Risk: The Company's primary market areas are the Rocky Mountain regions of the United States and Canada and the Midcontinent region of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions.
Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from non-performance are unlikely to occur.

Income Taxes: Questar files income tax reports on a consolidated basis in accordance with the Internal Revenue Code and associated regulations. Questar's subsidiaries account for income taxes on a separate-return basis. Rate- regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. Questar Gas and Questar Pipeline have adopted procedures with their regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions.

Earnings Per Share: The Company presents basic and diluted earnings per share (EPS) on the income statement. Basic EPS are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period. Diluted EPS includes the potential dilution from exercising stock options, which is the reason for the difference between the number of basic and diluted average shares outstanding.

Comprehensive Income: Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in the Consolidated Statement of Shareholders' Equity. Other comprehensive income transactions that currently apply to Questar result from changes in the market value of securities held for sale and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income is realized when the securities available for sale are sold. Income taxes associated with realized gains from selling securities available for sale, which were included in other comprehensive income in prior years, were $10.2 million in 2000, $23.4 million in 1999 and $1.9 million in 1998. Beginning in 2001, other comprehensive income will include mark-to-market adjustments of the Company's qualified energy derivatives. The balances of cumulative other comprehensive income (loss) for the 12 months ended December 31, were as follows:

                                                       2000        1999
                                                        (In Thousands)
Unrealized gain on securities                           $13,832     $39,285
Foreign currency translation adjustment                  (1,521)       (375)
Cumulative other comprehensive income                   $12,311     $38,910


Business Segments: Questar's line-of-business disclosures are presented based on the way senior management evaluates the performance of its business segments. Certain intersegment sales include intercompany profit.

New accounting standard: The Company is required to adopt the accounting provisions of Statement of Financial Accounting Standards 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) beginning in January 2001. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholders' equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company expects to record a liability for derivative instruments of approximately $121 million. The offset to this amount, net of income taxes, will be recorded as a loss in other comprehensive income in the shareholders' equity section of the balance sheet. The fair-value calculation does not consider changes in fair value of the corresponding scheduled physical transactions. The Company has identified a number of contracts that are derivative instruments as defined by SFAS 133, but are specifically excluded from the provisions of SFAS 133 on the basis of normal sales and purchase transactions. These contracts are primarily located in the natural gas distribution and transmission activities.

Reclassifications: Certain reclassifications were made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

Note 2 - Debt

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $220 million. These lines have interest rates generally below the prime interest rate. Commercial paper borrowings are backed by the short-term line-of-credit arrangements. The details of short-term debt are as follows:

                                                          December 31,
                                                        2000        1999
                                                         (In Thousands)
Commercial paper with variable interest rates          $181,100    $128,379
Bank loans with variable interest rates                  28,039      15,736
                                                       $209,139    $144,115

Weighted average interest rate at December 31              6.68%       6.14%

The details of long-term debt are as follows:
                                                          December 31,
                                                        2000        1999
                                                         (In Thousands)
Questar Market Resources
  Revolving-credit loan due
    2001- 2005 with variable
     interest rates (7.01% at
    December 31, 2000)                                 $244,377    $264,894
Questar Regulated Services - Natural
   gas distribution
  Medium-term notes 6.85% to 8.43%, due 2007
    to 2024                                             225,000     225,000
Questar Regulated Services -
   Natural gas transmission
  Medium-term notes 5.85% to 7.55%, due 2008
    to 2019                                             130,400     130,400
  9 3/8% debentures due 2021                             85,000      85,000
  9 7/8% debentures due 2020                             30,000      30,000
Corporate and other                                         148         155
    Total long-term debt outstanding                    714,925     735,449
 Less current portion                                         8           7
 Less unamortized debt discount                             380         399
                                                       $714,537    $735,043


Maturities of long-term debt for the five years following
December 31, 2000, in thousands of dollars are as follows:


    2001                                         $8
    2002                                      6,977
    2003                                     16,978
    2004                                    186,980
    2005                                      6,981

Cash paid for interest was $66,833,000 in 2000, $56,019,000 in
1999 and $49,430,000 in 1998.

As of December 31, 2000, Questar Pipeline guaranteed $100 million of long-term debt borrowed by TransColorado Gas
Transmission Company. The partnership has borrowed $200 million under a three-year revolving-credit arrangement that will expire unless renewed by October 2001.

Market Resources revolving-credit loan contains covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity. On March 6, 2001, Market Resources issued in a public offering $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate debt. On February 27, 2001, Questar Pipeline gave notice that it will redeem $30 million of its 9 7/8% debentures on March 30, 2001. The redemption price is equal to 104.67% of the principal amount plus interest from December 1, 2000.

Note 3 - Common Stock

Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows parties interested in owning Questar common stock to reinvest dividends or invest additional funds in common stock. The Company can use unissued shares or purchase shares in the open market in order to meet shareholders' purchase demands. The Reinvestment Plan issued total shares of 322,062, 371,985 and 329,794 in 2000, 1999 and 1998, respectively. At December 31, 2000, 1,920,761 shares were reserved for future issuance.

Employee Investment Plan: The Employee Investment Plan (Plan) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. Since January 1, 1999, the Company has matched 80% of
employees-pretax purchases up to a maximum of 6%.   Prior to that
date, the Company matched 75% of employees' eligible contributions. The Company's expense equals its matching contribution. Questar's expense and contribution to the Plan amounted to $5,042,000, $4,713,000 and $4,542,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Stock Plans: The Company has a Long-term Stock Incentive Plan for officers and employees and a Stock Option Plan for nonemployee directors (Stock Plans). The number of shares made available for a given year for options or other stock awards under the Long-term Stock Incentive Plan is 1% of the outstanding shares of common stock on the first day of the calendar year.
The current plan was amended March 1, 2011, subject to shareholders approval. The option price equals the market price of the stock on the grant date. Stock options for employees have a 10-year life and vest in four equal annual installments beginning six months after grant date. Nonemployee directors may receive shares of common stock instead of cash in payment for directors fees under a separate plan. At December 31, 2000 there were 90,729 shares available for future issuance under this plan.

No compensation expense is recorded for stock options issued to employees or directors because the exercise price equals the market price on the date of issue. If compensation expense had been recorded, it would be based on an estimate of the fair value of stock options granted and would reduce earnings per share by
$.03 in 2000 and 1998 and $.02 in 1999.   For purposes of the
pro-forma expense, the weighted average fair value of the options was amortized over the vesting period. The pro-forma estimates rely upon subjective assumptions and the use of a mathematical model to estimate value, and may not be representative of future results.

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                                    Weighted
                                                                    Average
                                           Shares     Price Range   Exercise
                                                                     Price
Balance at January 1, 1998                2,940,610  $ 9.81-$19.13   $16.22
Granted                                     857,800          21.38    21.38
Cancelled                                   (77,200)  13.69- 21.38    17.33
Exercised                                  (437,209)   9.81- 16.81    14.72
Balance at December 31, 1998              3,284,001    9.81- 21.38    17.74
Granted                                     866,400          17.00    17.00
Cancelled                                   (82,900)   9.81- 21.38    17.94
Exercised                                  (138,445)   9.81- 16.81    14.44
Balance at December 31, 1999              3,929,056    9.81- 21.38    17.69
Granted                                   1,289,050          15.00    15.00
Cancelled                                   (89,254)  13.69- 21.38    17.19
Exercised                                (1,301,361)   9.81- 21.38    15.99
Balance at December 31, 2000              3,827,491   $9.81-$21.38   $17.37

Exercisable at December 31, 2000          2,464,368                  $17.98
Available for future grant at
   December 31, 2000                      1,191,636

The stock options at December 31, 2000 had a weighted average remaining life of 4.6 years. The fair value of the stock options was determined on the grant date using the Black-Scholes option-valuation model. The calculated fair value of options granted and major assumptions used in the model at the date of grant were as follows:

                                            2000        1999        1998
Fair value of options at grant date           $3.38       $3.16       $3.94
Risk-free interest rate                        6.79%       5.11%       5.56%
Expected price volatility                      25.1%       20.6%       20.2%
Expected dividend yield                        4.53%       3.88%       3.09%
Expected life in years                          7.0         7.2         4.4

In addition to stock options, the Company issued restricted shares to officers and employees as part of its payment of bonuses. Compensation expense is recorded when the bonus is earned. Restricted stock vests in two equal, annual installments beginning one year after grant. Stock is issued at the market price on date of grant. Recipients of restricted stock awards are entitled to full voting rights and receipt of dividends.

                                            2000        1999        1998
Shares of restricted stock awarded           46,053      16,919       7,620
Market price at award date                   $28.01      $15.00      $17.00

Shareholder Rights: On February 13, 1996, Questar's Board of Directors declared a stock-right dividend for each outstanding share of common stock. The stock rights were issued March 25, 1996. The rights become exercisable if a person, as defined, acquires 15% or more of the Company's common stock or announces an offer for 15% or more of the common stock. Each right initially represents the right to buy one share of the Company's common stock for $87.50. Once any person acquires 15% or more of the Company's common stock, the rights are automatically modified. Each right not owned by the 15% owner becomes exercisable for the number of shares of Questar's stock that have a market value equal to two times the exercise price of the right. This same result occurs if a 15% owner acquires the Company through a reverse merger when Questar and its stock survive. If the Company is involved in a merger or other business combination at any time after the rights become exercisable, rightsholders will be entitled to buy shares of common stock in the acquiring company having a market value equal to twice the exercise price of each right. The rights may be redeemed by the Company at a price of $.005 per right until 10 days after a person acquires 15% ownership of the common stock. The rights expire March 25, 2006.

Note 4 -  Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company's financial instruments were as follows:

                                            December 31, 2000      December 31, 1999
                                          Carrying   Estimated   Carrying    Estimated
                                            Value    Fair Value    Value    Fair Value
                                                            (In Thousands)
Financial assets
    Cash and cash equivalents                $9,416      $9,416      $8,291     $8,291
Financial liabilities
    Short-term loans                        209,139     209,139     144,115    144,115
    Long-term debt                          714,545     735,554     735,050    728,273
Gas and oil price-hedging contracts                     (98,000)                (6,200)

The Company used the following methods and assumptions in estimating fair values: Cash and cash equivalents and short-term loans - the carrying amount approximates fair value; Long-term debt - the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on quoted market prices, and on the discounted present value of cash flows using the Company's current borrowing rates; Gas and oil price-hedging contracts - the mark-to-market adjustment of contracts is based on market prices as posted on the NYMEX from the last trading day of the year.

The average price of the oil contracts at December 31, 2000, was $18.30 per barrel and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to Company-owned production where basis adjustments would result in a net to the well price of $17.20 per barrel. The average price of the gas contracts at December 31, 2000 was $3.87 per MMBtu representing the average of contracts with different terms including fixed, various "into the pipe" postings and NYMEX references. Gas-hedging contracts were in place for Market Resources-owned production and gas-marketing transactions. Removing transportation and heat-value adjustments on the hedges of Company-owned gas as of December 31, 2000, would result in a price between $2.90 and $3.15 per Mcf, net back to the well.

Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities. In the case of gas and oil price-hedging activities, the fair value calculation does not consider the the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production).

Energy-Price Risk Management
Market Resources held hedge contracts covering the price exposure for about 50.5 million dth of gas and 1 million barrels of oil at December 31, 2000. A year earlier the contracts covered 72.1 million dth of natural gas and 2.4 million barrels of oil. The hedging contracts exist for a significant share of Questar-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2000, had terms extending through December 2003, with about 91% of those contracts expiring by the end of 2001. A primary objective of energy-price hedging is to protect product sales from adverse changes in energy prices. The Company does not enter into hedging contracts for speculative purposes.

Securities Available for Sale
Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day-to-day market volatility. Common shares of Nextel Communications, XO Communications and ParkerVision represented the Company's primary investments. At December 31, 2000, the Company holdings amounted to 803,000 shares of Nextel, 214,000 shares of ParkerVision and 237,000 shares of XO.

Credit Risk.
The Company's primary market areas are the Rocky Mountain regions of the United States and Canada and the Midcontinent region of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions, and believes that losses from non-performance are unlikely to occur.

Note 5 - Income Taxes

Details of Questar's income tax expenses and deferred income taxes are provided in the following tables. The components of income taxes were as follows:

                                               Year Ended December 31,
                                            2000        1999        1998
                                                    (In Thousands)
Federal
Current                                     $24,758     $43,326     $39,454
Deferred                                     49,481      (2,349)     (7,160)
State
Current                                       4,067       6,602       3,918
Deferred                                      1,053         437         346
Deferred investment tax credits                (386)       (387)       (387)
Foreign income taxes                          6,394         159      (7,141)
                                            $85,367     $47,788     $29,030


The difference between income tax expense reported and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                Year Ended December 31,
                                            2000        1999        1998
                                                    (In Thousands)

Income before income taxes                 $242,078    $146,618    $105,929

Federal income taxes at 35%                 $84,727     $51,316     $37,075
State income taxes, net of federal
   income tax benefit                         3,328       4,576       2,773
Nonconventional fuel credits                 (6,453)     (7,154)     (7,953)
Investment tax credits utilized                (386)       (387)       (387)
Deferred taxes related to regulated
   assets that were not provided in
   prior years                                  921         921         922
Tax benefits from dividends paid
   to ESOP                                                 (398)       (840)
Foreign income taxes                          2,474          48      (1,061)
Other                                           756      (1,134)     (1,499)
Income tax expense                          $85,367     $47,788     $29,030

Effective income tax rate                      35.3%       32.6%       27.4%

Significant components of the Company's deferred income taxes were as follows:

                                                          December 31,
                                                        2000        1999
                                                         (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                        $256,368    $215,055
  Mark-to-market adjustments of securities
    available for sale                                    8,568      24,333
  Other                                                   9,826      13,477
    Total deferred tax liabilities                      274,762     252,865

Deferred tax assets
  Write-down of investment
    in partnership                                       11,806      18,706
  Alternative minimum tax and nonconventional-
    fuel-credit carryforwards                                 3       2,468
  Deferred compensation                                   7,443       4,910
  Depletion and ITC carryforwards                         1,995       2,140
  Other                                                  11,795      13,693
    Total deferred tax assets                            33,042      41,917
       Deferred income taxes - noncurrent              $241,720    $210,948

Deferred income taxes - current
  Purchased -gas adjustment                             $13,515        $164

Cash paid for income taxes was $54,088,000, $35,244,000 and $35,036,000 in 2000, 1999 and 1998, respectively.

Note 6 - Litigation and Commitments

Bridenstine vs. Kaiser-Francis Oil Company
On January 4, 2001, a district court judge in Texas County, Oklahoma, approved the settlement agreement reached by the Questar defendants and Union Pacific Resources Company, predecessor in interest to Questar Exploration & Production (QE&P), as defendants in the Bridenstine case. Under the terms of the settlement, the Company and Union Pacific Resources paid a total of $22.5 million ($16.5 million by the Company) to resolve all of the issues in the litigation. The Questar defendants disputed plaintiffs' claims, but settled the lawsuit to avoid the uncertainty of a jury verdict. Payment of the settlement funds did not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

TransColorado case
Questar TransColorado Inc. (QTC) and its partner, KN TransColorado, Inc., (KNTC) in the TransColorado Gas Transmission Company (TransColorado) are involved in a complex lawsuit that is pending in a state district court in Colorado. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001.

KNTC originally filed a lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline that would compete with TransColorado, rendering TransColorado economically unviable.
KNTC is seeking damages in excess of $150 million plus punitive damages; a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable; and a dissolution of the partnership under Colorado law. QTC and its affiliates subsequently filed a counterclaim and third-party complaint against KNTC and named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

The trial judge denied the motion filed by the Questar defendants to stay the proceedings and remove some issues to be considered by the FERC. The parties have entered into a standstill agreement that preserves the claims made by Questar and by KNTC pending the resolution of the litigation. On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50% interest in TransColorado to KNTC. The parties have agreed to hire an outside party to operate the TransColorado pipeline during the pending litigation. The trial is scheduled for February of 2002.

Grynberg lawsuits
Questar affiliates are named defendants in a lawsuit filed by independent gas producer Jack J. Grynberg under the Federal False Claims Act. This case and the 75 substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry wide mismeasurement and undervaluation of gas on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The Wyoming district court judge has not ruled on the defendants' motion to dismiss.

Grynberg has filed a case against Questar Pipeline, Questar Energy Trading and Questar Gas Management in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property in southwestern Wyoming. Grynberg alleges breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. On March 8, 2001, the trial judge granted defendants' motion to dismiss a case by Grynberg.

It is too early to estimate the outcome of the other cases filed by Grynberg against Questar affiliates.

There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

Commitments
Historically, 45% to 50% of Questar Gas's gas-supply portfolio has been provided from company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from various suppliers under agreements with a duration of one year or less and index-based pricing. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $184 million, $93 million and $100 million in 2000, 1999 and 1998, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

Questar Energy Trading has contracted for firm-transportation services with various pipelines to transport 76.2 Mdths per day of gas. The contracts extend for the next six years and have an annual cost of approximately $3 million. Due to market conditions and competition, it is possible that Questar Energy Trading may be unable to sell enough gas to fully utilize the contracted capacity.

Questar sold its headquarters building under a sale and lease-back arrangement in November 1998. The operating agreement commits the Company to occupy the building for the next 11 years with an option for renewal. The minimum future payments under the terms of long-term operating leases for the Company's primary office locations, including its headquarters building, for the five years following December 31, 2000, are as follows:

                                         (In Thousands)
2001                                         $4,507
2002                                          4,314
2003                                          4,155
2004                                          3,677
2005                                          3,633
Thereafter                                   37,121

Total minimum future rental payments have not been reduced for sublease rental receipts of $187,000, and $24,000, which are expected to be received in the years ended December 31, 2001, and 2002, respectively. Total rental expense amounted to $4,402,000
in 2000, $4,321,000 in 1999 and $563,000 in 1998.   Sublease
rental receipts were $96,000 in 2000 and $94,000 in 1999.

Note 7 - Rate Regulation and Other Matters

State rate regulation
On August 11, 2000, the Public Service Commission of Utah (PSCU) issued an order in the general rate case filed by Questar Gas. The PSCU granted $13.5 million in general rate relief and authorized an 11% return on equity. The $13.5 million in general rate relief includes the $7.1 million in interim rate relief that Questar Gas was authorized to collect, subject to refund,
effective January 1, 2000.   The PSCU's order allows Questar Gas
to collect $5 million of carbon-dioxide-processing costs yearly.

In February 2000, the Public Service Commission of Wyoming (PSCW) reaffirmed Questar Gas's 11.83% authorized return on equity in a general rate case filing and approved the request for a $377,000 rate reduction. Cost efficiencies and slower population growth in Wyoming compared with Utah, enabled Questar Gas to reduce its rates in Wyoming. The PSCW's rate-ruling also ordered the Company to transfer the recovery of carbon dioxide gas processing costs from gas costs to general rates beginning April 2000.

Questar Gas routinely files semi-annual applications with the PSCU and the PSCW requesting permission to reflect annualized gas cost increases or decreases depending on gas prices. These requests for gas cost increases or decreases are passed on to customers on a dollar-for-dollar basis with no markup.

On May 31, 2000, Questar Gas filed with the PSCW to reflect annualized gas costs of $11.1 million in rates for Wyoming customers. The filing reflected a $53,000 increase from the previous filing. The PSCW authorized Questar Gas to reflect the request in rates effective July 1, 2000. On June 14, 2000, Questar Gas filed a request with the PSCU to reflect annualized gas costs of $286.6 million in rates for Utah customers effective July 1, 2000. The request slightly decreased rates for residential and commercial customers. However, the PSCU, by an interim order, chose to make no adjustment in rates.

Due to the rapidly rising gas prices caused by a high demand for energy, Questar Gas filed an out-of-period pass-on application on September 19, 2000, with the PSCW seeking approval to reflect an increase of annualized gas costs of $2.5 million in rates for Wyoming customers. The PSCW authorized the requested gas-cost increase in rates effective October 1, 2000. On September 20, 2000, Questar Gas filed a special pass-through application with the PSCU requesting permission to reflect annualized gas cost increases of $63.5 million in rates for Utah customers. The PSCU, by interim order, authorized Questar Gas to reflect the increase in rates effective October 1, 2000.

As a result of a continuing growing demand for energy and the accompanying pressure on energy prices, Questar Gas filed on December 19, 2000, with the PSCU to reflect a $167.5 million increase of annualized gas cost in rates for Utah customers. The PSCU, by interim order, authorized Questar Gas to reflect the increase in rates effective January 1, 2001. On December 19, 2000, Questar Gas filed an application with the PSCW to increase gas costs in Wyoming rates by $7.1 million. The PSCW authorized the increase in Wyoming gas rates effective January 1, 2001.

Federal rate regulation
The Federal Energy Regulatory Commission (FERC) issued a final order granting a certificate of public convenience and necessity to Questar's Southern Trails Pipeline. The FERC's July 28, 2000, ruling came after the agency became satisfied that the pipeline was in the public convenience and necessity and could be completed in an environmentally sound manner. The California State Lands Commission has formally certified the Environmental Impact Report for the Southern Trails Pipeline. Questar Pipeline is actively working on right-of-way issues and exploring marketing opportunities to subscribe Southern Trail's pipeline capacity.

Questar Pipeline has received a preliminary determination from the FERC to construct a 75-mile natural gas pipeline from the Price area in eastern Utah to a proposed interconnect with Kern River Gas Transmission Co. near Elberta, Utah. A final order is contingent upon completion of an environmental impact statement. The proposed expansion of Questar Pipeline's interstate system will parallel an existing Questar pipeline for 57 miles from Price to Payson, Utah. The $80 million project, referred to as Main Line 104, will be 24 inches in diameter, with a maximum operating pressure of 1,400 pounds per square inch.

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

The Company offered early retirement windows to specific groups of employees in 2000, 1999 and 1998. Questar's Regulated Services has offered early retirement windows to eligible employees in 2000 and 1998. In 2000, a total of 276 employees and recipients of long-term disability from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire effective October
31. The $14.4 million cost of the early retirement window will be amortized over a five-year period in accordance with regulatory treatment. In 1998, Regulated Services offered an early retirement window that was accepted by 178 eligible employees. The $3.1 million cost of the window is being amortized over a five-year period beginning August 1998.

Questar InfoComm, which conducts telecommunications and information-technology services, announced an early retirement program effective November 1, 1999. Fifty employees elected to retire and the $2.9 million cost was expensed in 1999.

A summary of pension expense is as follows:

                                                Year Ended December 31,
                                            2000        1999        1998
                                                    (In Thousands)
Service cost                                 $7,354      $8,894      $7,746
Interest cost                                18,447      18,814      18,617
Expected return on plan assets              (23,782)    (24,059)    (23,016)
Prior service and other costs                 1,581       1,365         872
Recognized net actuarial gain                  (552)
Early retirement expenses                     1,340       3,744         530
    Pension expense                          $4,388      $8,758      $4,749


Assumptions used to calculate pension expense were as follows:

                                               2000        1999        1998

    Discount rate                              7.75%       6.75%       6.75%
    Rate of increase in compensation           5.00%       5.00%       5.00%
    Long-term return on assets                 9.25%       9.25%       8.50%

The status of the pension plan was as follows:

Pension Plan                                2000        1999
                                             (In Thousands)
Change in benefit obligation
Projected benefit obligation
   at January 1,                           $246,958    $252,799
Service cost                                  7,354       8,894
Interest cost                                18,447      18,814
Plan amendments                               8,153       2,164
Change in discount rate assumption                      (42,321)
Actuarial loss                               34,096      35,264
Benefits paid                               (11,275)    (11,469)
Early retirement settlements paid           (80,946)    (17,187)
Projected benefit obligation
   at December 31,                          222,787     246,958
Change in plan assets
  Fair value of plan assets
     at January 1,                          274,907     264,632
Actual return on plan assets                  4,284      32,831
Contributions to the plan                     3,000       6,100
Benefits paid                               (11,275)    (11,469)
Early retirement settlements paid           (80,946)    (17,187)
  Fair value of plan assets
     at December 31,                        189,970     274,907
Plan assets less the projected
benefit obligation                          (32,817)     27,949
  Unrecognized net actuarial
     (gain) loss                              3,053     (36,724)
  Unrecognized prior-service cost            19,138      12,424
  Unrecognized transition obligation             67         210
(Current liability) prepaid
   pension expense                         ($10,559)     $3,859

Postretirement Benefits Other Than Pensions: Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company is amortizing its transition obligation over a 20-year period, which began in 1992.

Regulated Services accounts for approximately 50% of the postretirement benefit costs. The impact of postretirement benefit costs on Questar's future net income will be mitigated by the ability to recover these costs from customers. The regulatory agencies allow Questar Gas and Questar Pipeline to recover future costs if the amounts are funded in external trusts.

A summary of the expense of postretirement benefits other than pensions follows:

                                              Year Ended December 31,
                                            2000        1999        1998
                                                  (In Thousands)
Service cost                                   $823      $1,006      $1,138
Interest cost                                 4,979       4,545       4,094
Expected return on plan assets               (3,241)     (2,831)     (1,830)
Amortization of transition obligation         1,877       1,877       1,878
Amortization of regulatory liability                        523
   Postretirement-benefit expense            $4,438      $5,120      $5,280

Assumptions used to calculate postretirement benefit expense were as follows:

                                              2000        1999        1998

Discount rate                                  7.75%       6.75%       6.75%
Long-term return on assets                     9.25%       9.25%       8.50%
Health care inflation rate                    10.00%      10.50%      11.00%
                                         decreasing  decreasing  decreasing
                                           to 6.5%    to 5.5%     to 5.5%
                                           by 2008    by 2010     by 2010

A 1% increase in the health-care inflation rate would increase the service cost and interest cost by $290,000 and the accumulated postretirement benefit obligation by $3.3 million. A 1% decrease in the health-care inflation rate would decrease the service cost and interest cost by $210,000 and the accumulated postretirement benefit obligation by $2.8 million. The status of the postretirement benefit programs was as follows:

Postretirement Benefits Other Than Pensions

                                            2000        1999
                                             (In Thousands)
Change in benefit obligation
Projected benefit obligation
    at January 1,                           $66,169     $64,245
Service cost                                    823       1,006
Interest cost                                 4,979       4,545
Actuarial gain                                 (701)       (498)
Benefits paid                                (3,406)     (3,129)
Projected benefit obligation
   at December 31,                           67,864      66,169

                                            2000        1999
                                             (In Thousands)
Change in plan assets
  Fair value of plan assets
     at January 1,                           35,302      30,845
Actual return on plan assets                    389       3,732
Contributions to the plan                     3,017       3,854
Benefits paid                                (3,406)     (3,129)
  Fair value of plan assets
     at December 31,                         35,302      35,302
Projected benefit obligation
       in excess of plan assets             (32,562)    (30,867)
  Unrecognized transition obligation         22,529      24,406
  Unrecognized net gain                      (2,442)     (4,594)
Accrued postretirement benefit
     liability recorded in
     current liabilities                   ($12,475)   ($11,055)

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. In 2000, 14 former employees of Questar Regulated Services and recipients of postemployment benefits accepted early retirement benefits. Questar's postemployment liability at December 31, 2000, 1999 and 1998 was $1,381,000, $2,347,000 and $2,452,000,
respectively.

Note 9 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.64%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 18.64%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

c. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is approximately 21.64%.

e.  Wexpro operates natural-gas properties owned by Questar Gas.
Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is approximately 13.64%.

Note 10 - Operations by Line of Business
Following is a summary of operations by line of business for the Year Ended December 31.

                                               Questar Regulated Services
                                  Questar   Natural Gas Natural Gas    Other     Corporate  Intercompany  Questar
                                   Market     Distri-      Trans-                  & Other  Transactions  Consol-
                                 Resources     bution     mission                Operations                idated
                                                                     (In Thousands)

          2000
Revenues
  From unaffiliated customers      $649,200    $531,988     $42,500      $3,642     $38,823              $1,266,153
  From affiliated companies          92,853       4,774      76,576         283      34,586   ($209,072)
                                    742,053     536,762     119,076       3,925      73,409    (209,072)  1,266,153
Operating expenses
  Cost of natural gas and
      other products sold           369,752     334,193                   2,253      24,640    (168,609)    562,229
  Operating and maintenance         106,703     101,486      43,761       1,668      33,506     (35,705)    251,419
  Depreciation and amortization      84,475      34,450      15,391          35       7,590                 141,941
  Other expenses                     41,020      10,213       3,071          35       1,073      (4,758)     50,654
    Total operating expenses        601,950     480,342      62,223       3,991      66,809    (209,072)  1,006,243
    Operating income (loss)         140,103      56,420      56,853         (66)      6,600                 259,910
Interest and other income            10,631       1,673       3,025       1,349      36,926     (11,922)     41,682
Income from unconsolidated
     affiliates                       2,776                   1,220                                           3,996
Debt expense                        (22,922)    (21,041)    (17,584)       (722)    (13,163)     11,922     (63,510)
Income tax expense                  (45,546)    (12,889)    (13,689)       (217)    (13,026)                (85,367)
    Net income                      $85,042     $24,163     $29,825        $344     $17,337                $156,711
Identifiable assets              $1,027,509    $830,889    $538,408     $19,640    $122,599              $2,539,045
Investment in unconsolidated
    affiliates                       15,417                  19,088                                          34,505
Capital expenditures                195,970      65,767      43,035       1,167      17,814                 323,753

               1999
Revenues
  From unaffiliated customers      $418,603    $447,606     $36,922      $2,260     $18,828                $924,219
  From affiliated companies          79,708       2,331      75,238         196      38,851   ($196,324)
                                    498,311     449,937     112,160       2,456      57,679    (196,324)    924,219
Operating expenses
  Cost of natural gas and
      other products sold           239,201     257,265                     774       9,651    (154,337)    352,554
  Operating and maintenance          79,916     103,308      38,534       1,700      37,516     (39,695)    221,279
  Depreciation and amortization      78,608      36,426      16,743          14       5,953                 137,744
  Other expenses                     23,808       7,625       2,488          24       1,071      (2,292)     32,724
    Total operating expenses        421,533     404,624      57,765       2,512      54,191    (196,324)    744,301
    Operating income (loss)          76,778      45,313      54,395         (56)      3,488                 179,918
Interest and other income             4,272       2,980       4,229       1,014      73,406     (11,201)     74,700
Income (loss) from
     unconsolidated affiliates          763                  (5,109)                    (10)                 (4,356)
Write-down of investment
    in partnership                                          (49,700)                                        (49,700)
Debt expense                        (17,363)    (20,062)    (17,466)       (605)     (9,649)     11,201     (53,944)
Income tax (expense) credit         (18,584)     (9,012)      5,260        (102)    (25,350)                (47,788)
    Net income (loss)               $45,866     $19,219     ($8,391)       $251     $41,885                 $98,830
Identifiable assets                $831,186    $722,290    $517,981     $11,423    $155,117              $2,237,997
Investment in unconsolidated
    affiliates                       13,301                  11,724                     244                  25,269
Capital expenditures                134,269      68,447      50,424       1,385      13,479                 268,004

           1998
Revenues
  From unaffiliated customers      $382,791    $475,754     $37,156      $2,355      $8,200                $906,256
  From affiliated companies          75,481       1,069      71,401          99      39,707   ($187,757)
                                    458,272     476,823     108,557       2,454      47,907    (187,757)    906,256
Operating expenses
  Cost of natural gas and
      other products sold           230,462     281,004                   1,249       1,515    (146,298)    367,932
  Operating and maintenance          74,863      96,923      38,832       2,269      37,113     (40,406)    209,594
  Depreciation and amortization      71,377      33,261      13,927          17       6,575                 125,157
  Write-down of full-cost oil
     and gas properties              34,000                                                                  34,000
  Other expenses                     26,041       8,185       2,600                   1,019      (1,053)     36,792
    Total operating expenses        436,743     419,373      55,359       3,535      46,222    (187,757)    773,475
    Operating income (loss)          21,529      57,450      53,198      (1,081)      1,685                 132,781
Interest and other income             3,638       3,566          78         655      22,756     (12,491)     18,202
Income (loss) from
     unconsolidated affiliates         (930)                  4,011                    (164)                  2,917
Debt expense                        (12,631)    (19,792)    (14,456)       (385)    (13,198)     12,491     (47,971)
Income tax (expense) credit           2,131     (13,816)    (14,940)        339      (2,744)                (29,030)
    Net income (loss)               $13,737     $27,408     $27,891       ($472)     $8,335                 $76,899
Identifiable assets                $778,694    $699,727    $556,226      $8,519    $118,115              $2,161,281
Investment in unconsolidated
    affiliates                        3,673                  54,712                     253                  58,638
Capital expenditures                254,546      76,328     114,318         493      15,662                 461,347

Questar Market Resources has subsidiaries that conducts gas and oil exploration and production activities in western Canada. Canadian operations reported revenues, measured in U. S. dollars, totaling $38.1 million, $12.3 million and $10.5 million for the 12 months ended December
31, 2000, 1999, and 1998, respectively.  Total assets at
December 31, stated in U. S. dollars, amounted to $120 million, $40.3 million and $36.9 million in 2000, 1999 and 1998, respectively.

Note 11 - Quarterly Financial and Stock Price Information (Unaudited) Following is a summary of quarterly financial and stock price data.

                                               First       Second      Third       Fourth
                                              Quarter     Quarter     Quarter     Quarter       Year
                                                    (Dollars In Thousands, Except Per Share Amounts)
        2000
Revenues                                       $336,702    $232,542    $245,117    $451,792  $1,266,153
Operating income                                 82,140      45,049      45,344      87,377     259,910
Net income                                       50,230      26,205      27,263      53,013     156,711
Basic earnings per common share                    0.62        0.33        0.34        0.66        1.95
Diluted earnings per common share                  0.62        0.33        0.34        0.65        1.94
Dividends per common share                         0.17        0.17        0.17        0.18        0.69
Market price per common share
  High                                           $19.00      $20.63      $28.00      $31.88      $31.88
  Low                                            $13.56      $17.13      $18.88      $26.00      $13.56
  Close                                          $18.56      $19.38      $27.81      $30.06      $30.06
Price-earnings ratio on closing price              14.4        14.4        18.5        15.4         15.4
Annualized dividend yield on closing price          3.7%        3.5%        2.4%        2.3%        2.3%
Market-to-book ratio on closing price              1.56        1.62        2.33        2.45        2.45
Average number of common shares traded
  per day                                           233         169         237         280         230


                    1999
Revenues                                       $277,814    $177,858    $183,070    $285,477    $924,219
Operating income                                 67,362      30,549      27,396      54,611     179,918
Net income                                       43,364      23,070      15,102      17,294      98,830
Basic earnings per common share                    0.52        0.28        0.19        0.21        1.20
Diluted earnings per common share                  0.52        0.28        0.18        0.21        1.20
Dividends per common share                        0.165       0.165        0.17        0.17        0.67
Market price per common share
  High                                           $19.38      $19.94      $19.63      $19.13      $19.94
  Low                                            $16.13      $15.81      $17.88      $14.75      $14.75
  Close                                          $16.94      $19.13      $18.13      $15.00      $15.00
Price-earnings ratio on closing price              17.8        18.4        16.2        12.5         12.5
Annualized dividend yield on closing price          3.9%        3.5%        3.8%        4.5%        4.5%
Market-to-book ratio on closing price              1.52        1.69        1.58        1.32        1.32
Average number of common shares traded
  per day                                           201         147         138         179         166


                    1998
Revenues                                       $300,083    $179,157    $150,282    $276,734    $906,256
Operating income                                 67,056      25,084      18,173      22,468     132,781
Net income                                       40,882      16,196       8,235      11,586      76,899
Basic earnings per common share                    0.50        0.19        0.10        0.14        0.93
Diluted earnings per common share                  0.49        0.19        0.10        0.14        0.93
Dividends per common share                       0.1575       0.165       0.165       0.165      0.6525
Market price per common share
  High                                           $22.28      $22.38      $19.81      $20.38      $22.38
  Low                                            $20.19      $18.69      $15.81      $17.38      $15.19
  Close                                          $20.78      $19.63      $19.25      $19.38      $19.38
Price-earnings ratio on closing price              16.4        15.1        15.9        20.8         20.8
Annualized dividend yield on closing price          3.2%        3.4%        3.4%        3.4%        3.4%
Market-to-book ratio on closing price              1.94        1.84        1.82        1.82        1.82
Average number of common shares traded
  per day                                           171         165         169         188         173

Note 12 - Supplemental Oil and Gas Information (Unaudited)

The Company uses the full-cost accounting method for the majority of its oil and gas exploration and development activities. However, as ordered by the Public Service
Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain cost- of-service oil and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (See Note 9).

Oil and Gas Exploration and Development Activities: The following information is provided with respect to Questar's oil and gas exploration and development activities, located in the United States and Canada.

Capitalized Costs

The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation and amortization follow:

As of December 31,                           United State   Canada      Total
                                                         (In Thousands)
2000
  Proved properties                             $962,942    $119,067  $1,082,009
  Unproved properties                             48,429      27,787      76,216
  Support equipment and facilities                12,002       1,177      13,179
                                               1,023,373     148,031   1,171,404
  Accumulated depreciation and amortization      558,884      42,736     601,620
                                                $464,489    $105,295    $569,784

1999
  Proved properties                             $885,333     $58,016    $943,349
  Unproved properties                             58,248      11,529      69,777
  Support equipment and facilities                12,418         990      13,408
                                                 955,999      70,535   1,026,534
  Accumulated depreciation and amortization      509,976      34,515     544,491
                                                $446,023     $36,020    $482,043

1998
  Proved properties                             $869,514     $48,723    $918,237
  Unproved properties                             49,724      12,763      62,487
  Support equipment and facilities                13,949         929      14,878
                                                 933,187      62,415     995,602
  Accumulated depreciation and amortization      469,555      29,163     498,718
                                                $463,632     $33,252    $496,884

Unproved Properties Excluded from Full-Cost Amortization

Unproved properties are excluded from full cost amortization until evaluated. A summary of costs excluded from amortization at December 31, 2000, and the period in which these costs were incurred are listed below by cost center:

                                                         Year Costs Incurred
                                                                                   1997 and
                                    Total        2000        1999        1998       Prior
                                                         (In Thousands)
United States
  Acquisition                        $35,387      $2,932      $7,266     $17,689      $7,500
  Exploration                         13,042       2,340       2,967       1,868       5,867
                                      48,429       5,272      10,233      19,557      13,367

Canada
  Acquisition                         23,786      14,903          71         534       8,278
  Exploration                          4,002       2,703         125         382         792
                                      27,788      17,606         196         916       9,070
Total U. S. and Canada               $76,217     $22,878     $10,429     $20,473     $22,437

Costs Incurred

The following costs were incurred in oil and gas exploration and development activities:


Year Ended December 31,             United
                                    States      Canada      Total
                                             (In Thousands)
2000
Property acquisition
Unproved                              $3,082     $14,885     $17,967
Proved                                 1,202      31,900      33,102
Exploration                            5,412       3,078       8,490
Development                           65,709      30,470      96,179
                                     $75,405     $80,333    $155,738

1999
Property acquisition
Unproved                             $12,547        $351     $12,898
Proved                                 3,746          18       3,764
Exploration                            7,467         501       7,968
Development                           53,488       3,745      57,233
                                     $77,248      $4,615     $81,863

                                    United
                                    States      Canada      Total
                                             (In Thousands)
1998
Property acquisition
Unproved                             $29,367        $145     $29,512
Proved                               126,723       3,144     129,867
Exploration                           10,055       1,222      11,277
Development                           43,090       5,363      48,453
                                    $209,235      $9,874    $219,109

Results of Operations

Following are the results of operations of Market
Resources' oil and gas exploration and development activities, before corporate overhead and interest expenses. The Company recorded write-downs of its full-cost oil and gas properties in accordance with the limitation of its full-cost ceiling in 1998.

                                                United
                                                States      Canada      Total
Year Ended December 31, 2000                             (In Thousands)
Revenues
   From unaffiliated customers                  $207,656     $38,072    $245,728
   From affiliates                                    18                      18
      Total revenues                             207,674      38,072     245,746

Production expenses                               49,116       9,370      58,486
Depreciation and amortization                     54,942       9,677      64,619
Total expenses                                   104,058      19,047     123,105

Revenues less expenses                           103,616      19,025     122,641
Income taxes - Note A                             33,890      10,939      44,829
Results of operations before corporate
    overhead and interest expenses               $69,726      $8,086     $77,812

Year Ended December 31, 1999
Revenues                                        $150,159     $12,316    $162,475

Production expenses                               41,948       3,681      45,629
Depreciation and amortization                     57,545       3,512      61,057
Total expenses                                    99,493       7,193     106,686

Revenues less expenses                            50,666       5,123      55,789
Income taxes - Note A                             13,616       2,567      16,183
Results of operations before corporate
    overhead and interest expenses               $37,050      $2,556     $39,606

Year Ended December 31, 1998
Revenues                                        $125,035     $10,474    $135,509

Production expenses                               38,788       3,004      41,792
Depreciation and amortization                     49,740       5,275      55,015
Write-down of oil and gas properties              19,000      15,000      34,000
Total expenses                                   107,528      23,279     130,807

Revenues less expenses                            17,507     (12,805)      4,702
Income taxes - Note A                              1,191      (5,263)     (4,072)
Results of operations before corporate
    overhead and interest expenses               $16,316     ($7,542)     $8,774

Note A - Income tax expenses have been reduced by nonconventional fuel tax credits of $4,655,000 in 2000, $5,282,000 in 1999 and $5,736,000 in 1998.

Estimated Quantities of Proved Oil and Gas Reserves

Estimates of the reserves located in the United States
were made by Ryder Scott Company, H. J. Gruy and
Associates, Inc., Netherland, Sewell & Associates, and
Malkewicz Hueni Associates, Inc., independent reservoir
engineers.  Estimated Canadian reserves were prepared by
Gilbert Laustsen Jung Associates Ltd. and Sproule
Associates Ltd.   Reserve estimates are based on a complex
and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All oil and gas reserves reported were located in the United States and Canada. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                                                         Oil
                                    United   Natural Gas                United       Oil        Total
                                    States      Canada      Total       States      Canada
                                    (MMcf)                             (MBbls)
Proved Reserves
Balance at January 1, 1998           357,529      21,134     378,663      12,664       2,435     15,099
Revisions of estimates                   378      (3,568)     (3,190)     (3,165)        238     (2,927)
Extensions and discoveries            28,598       1,984      30,582         442         261        703
Purchase of reserves in place        129,207       5,110     134,317       3,720          71      3,791
Sale of reserves in place               (440)                   (440)        (76)                   (76)
Production                           (48,584)     (2,725)    (51,309)     (1,936)       (404)    (2,340)

Balance at December 31, 1998         466,688      21,935     488,623      11,649       2,601     14,250
Revisions of estimates                 4,155        (106)      4,049       4,031         372      4,403
Extensions and discoveries            77,737       1,720      79,457         794         257      1,051
Purchase of reserves in place         17,020                  17,020         130                    130
Sale of reserves in place            (11,984)                (11,984)     (3,665)                (3,665)
Production                           (59,839)     (2,873)    (62,712)     (1,876)       (435)    (2,311)

Balance at December 31, 1999         493,777      20,676     514,453      11,063       2,795     13,858
Revisions of estimates                25,662      (7,890)     17,772         221         (64)       157
Extensions and discoveries           123,155       2,511     125,666       1,532         208      1,740
Purchase of reserves in place            846      52,000      52,846           1       1,520      1,521
Sale of reserves in place             (1,885)                 (1,885)        (17)          0        (17)
Production                           (61,722)     (7,241)    (68,963)     (1,484)       (741)    (2,225)

Balance at December 31, 2000         579,833      60,056     639,889      11,316       3,718     15,034

Proved-Developed Reserves
Balance at January 1, 1998           300,550      16,670     317,220      10,769       1,851     12,620
Balance at December 31, 1998         411,826      17,835     429,661      10,443       2,281     12,724
Balance at December 31, 1999         412,008      17,076     429,084       9,897       2,565     12,462
Balance at December 31, 2000         434,122      55,623     489,745       9,696       3,077     12,773

Standardized Measure of Future Net Cash Flows Relating to
Proved Reserves

Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. The year-end prices do not include any impact of hedging activities. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

The assumptions used to derive the standardized measure of future net cash flows are those required by accounting standards and do not necessarily reflect the Company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise.

Year Ended December 31,                         United
                                                States      Canada      Total
                                                         (In Thousands)
2000
Future cash inflows                           $5,412,945    $568,771  $5,981,716
Future production  costs                        (955,827)    (73,583) (1,029,410)
Future development costs                        (107,355)     (2,900)   (110,255)
Future income tax expenses                    (1,493,301)   (225,234) (1,718,535)
  Future net cash flows                        2,856,462     267,054   3,123,516

10% annual discount to reflect
  timing of net cash flows                    (1,314,258)   (117,637) (1,431,895)
Standardized measure of discounted
  future net cash flows                       $1,542,204    $149,417  $1,691,621

1999
Future cash inflows                           $1,332,761    $108,990  $1,441,751
Future production  costs                        (398,591)    (28,280)   (426,871)
Future development costs                         (61,034)     (3,146)    (64,180)
Future income tax expenses                      (183,767)    (11,656)   (195,423)
  Future net cash flows                          689,369      65,908     755,277
10% annual discount to reflect
   timing of net cash flows                     (283,055)    (23,193)   (306,248)
Standardized measure of discounted
   future net cash flows                        $406,314     $42,715    $449,029

1998
Future cash inflows                             $982,404     $66,885  $1,049,289
Future production  costs                        (320,355)    (22,088)   (342,443)
Future development costs                         (45,138)       (696)    (45,834)
Future income tax expenses                       (74,738)                (74,738)
  Future net cash flows                          542,173      44,101     586,274
10% annual discount to reflect
   timing of net cash flows                     (216,907)    (14,809)   (231,716)
Standardized measure of discounted
   future net cash flows                        $325,266     $29,292    $354,558

The principal sources of change in the standardized measure of discounted future net cash flows were:


                                                              Year Ended December 31,
                                                 2000        1999        1998
                                                         (In Thousands)

Beginning balance                               $449,029    $354,558    $301,162
    Sales of oil and gas produced, net
      of production costs                       (187,260)   (116,846)    (93,717)
    Net changes in prices and
      production costs                         1,636,707     170,012     (53,626)
    Extensions and discoveries, less
      related costs                              492,398      79,511      24,120
    Revisions of quantity estimates               70,155      28,665     (14,399)
    Purchase of reserves in place                 33,102       3,764     129,867
    Sale of reserves in place                     (1,867)    (33,043)       (540)
    Accretion of discount                         44,903      35,456      30,116
    Net change in income taxes                  (804,799)    (66,293)     11,550
    Change in production rate                    (50,077)     (8,859)      6,728
    Other                                          9,330       2,104      13,297
    Net change                                 1,242,592      94,471      53,396
Ending balance                                $1,691,621    $449,029    $354,558

Cost-of-Service Activities

The following information is provided with respect to cost-of-service oil and gas properties managed and developed by Wexpro and regulated by the Wexpro settlement agreement. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro settlement agreement.

Capitalized Costs

Capitalized costs for cost-of-service oil and gas properties net of the related accumulated depreciation and amortization were as follows:

                                                         December 31,
                                                 2000        1999        1998
                                                         (In Thousands)
Wexpro                                          $155,374    $137,584    $129,573
Questar Gas                                       22,620      25,380      27,739
                                                $177,994    $162,964    $157,312

Costs Incurred

Costs incurred by Wexpro for cost of service oil and gas producing activities were $32,066,000 in 2000, $21,273,000 in 1999 and $26,956,000 in 1998.

Results of Operations

Following are the results of operations of the Company's cost-of-service gas and oil development activities before corporate overhead and interest expenses.

                                                              Year Ended December 31,
                                                 2000        1999        1998
                                                         (In Thousands)
Revenues
From unaffiliated companies                      $15,179      $8,844     $10,025
From affiliates - Note A                          73,721      62,335      58,581
         Total revenues                           88,900      71,179      68,606

Production expenses                               27,861      18,548      22,439
Depreciation and amortization                     13,922      12,665      11,379
        Total expenses                            41,783      31,213      33,818

Revenues less expenses                            47,117      39,966      34,788
Income taxes                                      16,923      14,602      12,441
    Results of operations before corporate
    overhead and interest expenses               $30,194     $25,364     $22,347

Note A - Represents revenues received from Questar Gas pursuant to Wexpro Settlement Agreement.

Estimated Quantities of Proved Oil and Gas Reserves

The following estimates were made by the Company's reservoir engineers. No estimates are available for cost of service proved-undeveloped reserves that may exist.

                                             Natural Gas       Oil
                                                (MMcf)       (MBbls)
Proved Developed Reserves
Balance at January 1, 1998                       337,179       3,049
  Revisions of estimates                          15,017         (46)
  Extensions and discoveries                      25,077         333
  Production                                     (37,138)       (613)
Balance at December 31, 1998                     340,135       2,723
  Revisions of estimates                           5,699         976
  Extensions and discoveries                      46,739         213
  Production                                     (38,890)       (623)
Balance at December 31, 1999                     353,683       3,289
  Revisions of estimates                          16,523         504
  Extensions and discoveries                      50,351         234
  Production                                     (41,546)       (579)
Balance at December 31, 2000                     379,011       3,448

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of March, 2001.

                                 QUESTAR CORPORATION
                                   (Registrant)


                                 By /s/ R. D. Cash
                                    R. D. Cash
                                 Chairman and Chief
                                 Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ R. D. Cash               Chairman and Chief
  R. D. Cash                   Executive Officer (Principal
                               Executive Officer)


  /s/ S. E. Parks              Senior Vice President, Treasurer and Chief
  S. E. Parks                  Financial Officer (Principal Financial
                               and Accounting Officer)

 *R. D. Cash                   Director
 *K. O. Rattie                 Director
 *Teresa Beck                  Director
 *Patrick J. Early             Director
 *W. W. Hawkins                Director
 *Robert E. Kadlec             Director
 *Dixie L. Leavitt             Director
 *Gary G. Michael              Director
 *G. L. Nordloh                Director
 *Scott S. Parker              Director
 *D. N. Rose                   Director
 *Harris H. Simmons            Director


 March 23, 2001                *By /s/ R. D. Cash
       Date                       R. D. Cash, Attorney in Fact

                                EXHIBIT INDEX

Exhibit
Number       Description

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

10.2.2 Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 2001.

10.3.*2 Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No.
             10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.4.2 Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective March 1, 2001 (subject to the receipt of shareholder approval.)

10.5.*2 Questar Corporation Executive Severance Compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No.
             10.3. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.6.2 Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective October 26, 2000.

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

10.11.2 Questar Corporation Deferred Compensation Plan, as amended and restated effective October 26, 2000.

10.12.*2 Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

10.13.*2     Questar Corporation Deferred Share Make-Up Plan.  (Exhibit
             No. 10.8. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.14.*2 Questar Corporation Special Situation Retirement Plan. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.15. Employment Agreement between Questar Corporation and Keith O. Rattie effective February 1, 2001.

21.          Subsidiary Information.

23.          Consent of Independent Auditors.

24.          Power of Attorney.

99.1.        Undertakings for Registration Statements on Form S-3 (No.
             33-48168) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800,
             33-40801, 33-48169, 333-04913, and 333-04951).
________________________
 *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     1The name of the Rights Agent has been changed to USBank National Association.

     2Exhibit so marked is management contract or compensation plan or arrangement.

 (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 2000.