Form 10-Q
period 2001-03-31
QUESTAR CORP
filed 2001-05-15
CIK 751652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           Commission File No. 1-8796


                               QUESTAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         STATE OF UTAH                                           87-0407509
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



P.O. Box 45433, 180 East 100 South, Salt Lake City, Utah              84145-0433
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:               (801) 324-5000
                                                                  --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding as of April 30, 2001
-------------------------------                 --------------------------------
Common Stock, without par value                        80,820,432 shares


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                         3 Months Ended              12 Months Ended
                                                            March 31,                    March 31,
                                                       2001           2000          2001          2000
                                                 ---------------------------------------------------------
                                                          (In Thousands, Except Per Share Amounts)
REVENUES                                         $     562,638     $  336,702   $ 1,492,089    $  983,107

OPERATING EXPENSES
  Cost of natural gas and
     other products sold                               331,158        149,367       744,020       385,170
  Operating and maintenance                             62,824         57,036       257,207       226,656
  Depreciation and amortization                         34,930         35,882       140,989       139,994
  Other taxes                                           20,812         12,277        59,189        36,591
                                                 ---------------------------------------------------------

    TOTAL OPERATING EXPENSES                           449,724        254,562     1,201,405       788,411
                                                 ---------------------------------------------------------

    OPERATING INCOME                                   112,914         82,140       290,684       194,696

INTEREST AND OTHER INCOME                                6,241         12,212        35,711        74,844

OPERATIONS OF UNCONSOLIDATED
 AFFILIATES
  Income  (loss)                                           114          1,219         2,891        (4,597)
  Write-down of investment in partnership                                                         (49,700)
                                                 ---------------------------------------------------------
                                                           114          1,219         2,891       (54,297)

DEBT EXPENSE                                           (15,592)       (15,560)      (63,542)      (56,533)
                                                 ---------------------------------------------------------

 INCOME BEFORE INCOME TAXES                            103,677         80,011       265,744       158,710

INCOME TAXES                                            38,827         29,781        94,413        53,014
                                                 ---------------------------------------------------------

    NET INCOME                                   $      64,850     $   50,230    $  171,331    $  105,696
                                                 =========================================================


EARNINGS PER COMMON SHARE
  Basic                                          $        0.80     $     0.62    $     2.13    $     1.30
  Diluted                                        $        0.80     $     0.62    $     2.11    $     1.29


Average common shares outstanding
  Basic                                                 80,732         80,782        80,424        81,655
  Diluted                                               81,519         80,782        81,124        81,755


Dividends per common share                       $       0.175    $      0.17   $      0.69    $    0.675


See notes accompanying consolidated financial statements

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        March 31,             December 31,
                                                                   2001           2000           2000
                                                                      (Unaudited)
                                                              -------------------------------------------
                                                                              (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                                    $    3,857     $    9,416
  Accounts receivable                                         $     280,215       192,638        332,318
  Inventories, at lower of average cost or market
    Gas and oil storage                                              24,625        10,149         30,062
    Materials and supplies                                           14,669        10,674         10,472
  Purchased-gas adjustments                                          48,178                       35,565
  Prepaid expenses and other                                         10,742        11,727          9,189
                                                              -------------------------------------------
   Total current assets                                             378,429       229,045        427,022
                                                              -------------------------------------------
Property, plant and equipment                                     3,546,027     3,367,394      3,544,266
Less accumulated depreciation and
  amortization                                                    1,615,538     1,507,540      1,590,273
                                                              -------------------------------------------
    Net property, plant and equipment                             1,930,489     1,859,854      1,953,993
                                                              -------------------------------------------
Securities available for sale                                        20,067       111,808         33,019
Investment in unconsolidated affiliates                              36,408        33,437         34,505
Goodwill, net                                                        19,958         7,550         20,514
Cash held in escrow                                                  26,518        37,310          5,387
Other assets                                                         61,244        47,180         64,605
                                                              -------------------------------------------

                                                              $   2,473,113    $2,326,184     $2,539,045
                                                              ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of cash balances               $       1,390
  Short-term loans                                                  207,974    $  137,000     $  209,139
  Accounts payable and accrued expenses                             257,273       192,590        311,910
  Deferred income taxes - current                                    18,308                       13,515
  Purchased-gas adjustments                                                        15,065
  Hedging liability                                                  52,011
                                                              -------------------------------------------
    Total current liabilities                                       536,956       344,655        534,564
                                                              -------------------------------------------
Long-term debt                                                      669,578       763,226        714,537
Other liabilities                                                    26,030        27,981         33,680
Deferred income taxes and investment
  tax credits                                                       227,696       229,058        246,982
Minority interest                                                    17,674         6,982         18,216
Common shareholders' equity
  Common stock                                                      263,866       258,862        268,630
  Retained earnings                                                 760,848       644,989        710,125
  Other comprehensive income (loss)                                 (29,535)       50,431         12,311
                                                              -------------------------------------------
    Total common shareholders' equity                               995,179       954,282        991,066
                                                              -------------------------------------------

                                                              $   2,473,113    $2,326,184     $2,539,045
                                                              ===========================================


See notes accompanying consolidated financial statements

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                     3 Months Ended
                                                                        March 31,
                                                                    2001          2000
                                                              ----------------------------
                                                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                                                  $      64,850    $   50,230
  Depreciation and amortization                                      36,373        37,249
  Deferred income taxes and
    investment tax credits                                           11,571        (5,733)
  Income from unconsolidated affiliates,
    net of cash distributions                                          (286)       (1,124)
  Gain from sales of securities                                                    (9,044)
                                                              ----------------------------
                                                                    112,508        71,578
  Changes in operating assets and liabilities                       (19,933)       36,749
                                                              ----------------------------
      NET CASH PROVIDED FROM
        OPERATING ACTIVITIES                                         92,575       108,327

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                                   (46,758)     (103,985)
    Other investments                                                (2,000)       (7,024)
                                                              ----------------------------
      Total capital expenditures                                    (48,758)     (111,009)
  Proceeds from (cost of) the disposition
    of property, plant and equipment                                 29,304          (371)
  Proceeds from the sales of securities and other                       183        11,573
                                                              ----------------------------
      NET CASH USED IN INVESTING
        ACTIVITIES                                                  (19,271)      (99,807)

FINANCING ACTIVITIES
  Issuance of common stock                                            6,615           589
  Common stock repurchased                                          (11,379)      (20,164)
  Issuance of long-term debt                                        185,000        33,402
  Repayment of long-term debt                                      (227,565)       (4,997)
  Change in short-term loans                                         (1,165)       (7,115)
  Cash in escrow account                                            (21,131)         (583)
  Checks outstanding in excess of cash balances                       1,390
  Payment of dividends                                              (14,127)      (13,739)
  Other                                                                (159)
                                                              ----------------------------
      NET CASH USED IN FINANCING
        ACTIVITIES                                                  (82,521)      (12,607)
  Foreign currency translation adjustment                              (199)         (347)
                                                              ----------------------------
      Change in cash and cash equivalents                            (9,416)       (4,434)
      Beginning cash and cash equivalents                             9,416         8,291
                                                              ----------------------------
      Ending cash and cash equivalents                        $           -    $    3,857
                                                              ============================


See notes accompanying consolidated financial statements

QUESTAR CORPORATION
NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)


Note 1 - Basis of Presentation


The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended March 31, is not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


Note 2 - Comprehensive Income


Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in Shareholders' Equity. Other comprehensive income transactions that currently apply result from changes in the market value of securities held for sale, changes in the market value of energy-hedging contracts and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the securities available for sale are sold or the gas or oil underlying the hedging contracts is sold.



                                                                     3 Months Ended
                                                                        March 31,
                                                                    2001          2000
                                                              ----------------------------
                                                                      (In thousands)
Comprehensive Income:
Net income                                                    $     64,850    $     50,230
Other comprehensive income (loss)
   Unrealized loss on hedging
       transactions                                                (52,100)
   Unrealized gain (loss) on securities
       available for sale                                          (12,953)         18,162
   Foreign currency translation adjustment                          (2,645)           (520)
                                                              ----------------------------
      Other comprehensive income (loss) before
          income taxes                                             (67,698)         17,642
      Income taxes on other comprehensive
          income (loss)                                            (25,852)          6,121
                                                              ----------------------------
          Net other comprehensive income (loss)                    (41,846)         11,521
                                                              ----------------------------
            Total comprehensive income                        $     23,004    $     61,751
                                                              ============================


Note 3 - Financing


On March 30, 2001, Questar Pipeline redeemed $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. The Company intends to issue up to $250 million of medium-term notes with maturities from nine months to 30 years, subject to effectiveness of a Form S-3 filed with the Securities and Exchange Commission in May 2001. The net proceeds from the sale of the notes will be used to redeem $85 million of 9 3/8% Debentures due 2021 and to finance a portion of capital expenditures and partnership investments, estimated at $180.3 million in 2001.

On March 6, 2001, Market Resources in a public offering issued $150 million of 7.5% notes due 2011. Market Resources applied the proceeds of the debt offering to repay a portion of its outstanding floating-rate bank debt.


Note 4 - Operations by Line of Business



                                                       3 Months Ended               12 Months Ended
                                                          March 31,                    March 31,
                                                     2001          2000           2001           2000
                                                ---------------------------------------------------------
                                                                       (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Questar Market Resources                      $     230,865     $ 119,471    $  760,594      $ 443,431
  Questar Regulated Services
     Natural gas distribution                         308,939       199,527       641,400        475,040
     Natural gas transmission                          10,842         9,596        43,746         37,497
     Other                                              1,216           625         4,233          2,336
                                                ---------------------------------------------------------
        Total Regulated Services                      320,997       209,748       689,379        514,873
  Corporate and other operations                       10,776         7,483        42,116         24,803
                                                ---------------------------------------------------------
        Total                                   $     562,638     $ 336,702    $1,492,089      $ 983,107
                                                =========================================================

REVENUES FROM AFFILIATES
  Questar Market Resources                      $      27,981     $  22,290     $  98,544      $  80,795
  Questar Regulated Services
     Natural gas distribution                           1,190           993         4,971          3,115
     Natural gas transmission                          20,193        20,262        76,507         77,355
     Other                                                339            68           554            236
  Corporate and other operations                        7,047         9,304        32,329         35,720
                                                ---------------------------------------------------------
        Total                                   $      56,750     $  52,917    $  212,905      $ 197,221
                                                =========================================================

OPERATING INCOME (LOSS)
  Questar Market Resources                      $      55,603     $  25,675    $  170,031      $  88,110
  Questar Regulated Services
     Natural gas distribution                          43,327        38,749        60,998         46,255
     Natural gas transmission                          15,036        15,035        56,854         56,366
     Other                                                 84           (46)           64            (34)
                                                ---------------------------------------------------------
        Total Regulated Services                       58,447        53,738       117,916        102,587
  Corporate and other operations                       (1,136)        2,727         2,737          3,999
                                                ---------------------------------------------------------
        Total                                   $     112,914     $  82,140    $  290,684      $ 194,696
                                                =========================================================



                                                       3 Months Ended              12 Months Ended
                                                          March 31,                    March 31,
                                                     2001           2000          2001            2000
                                                ---------------------------------------------------------
                                                                       (In Thousands)
NET INCOME (LOSS)
  Questar Market Resources                      $      33,934     $  15,049     $ 103,927      $  52,662
  Questar Regulated Services
     Natural gas distribution                          23,720        20,715        27,168         19,676
     Natural gas transmission                           7,657         7,124        30,358         (8,229)
     Other                                                188            59           473            310
                                                ---------------------------------------------------------
        Total Regulated Services                       31,565        27,898        57,999         11,757
  Corporate and other operations                         (649)        7,283         9,405         41,277
                                                ---------------------------------------------------------
        Total                                   $      64,850     $  50,230     $ 171,331      $ 105,696
                                                =========================================================


Note 5 - New Accounting Standard - "Accounting for Derivative Instruments and Hedging Activities"


The Company adopted the accounting provisions of SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" beginning in January 2001. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholders' equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company recorded a $121 million hedging liability for derivative instruments. The hedging liability fell to $52 million as of March 31, 2001. Settlement of contracts accounted for $47.3 million of the decrease, while a decrease in prices of gas and oil on futures resulted in a $21.7 million decline. The offset to the hedging liability, net of income taxes, was a $32.4 million unrealized loss on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transaction recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

The contracts at March 31, 2001 had terms extending through December 2003. About 86% of those contracts, representing approximately $49 million, settle and will be reclassified from other comprehensive loss in the next 12 months.


Note 6 -  Reclassifications


Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION
March 31, 2001
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production, Wexpro, Questar Gas Management and Questar Energy Trading, collectively, (Market Resources) conduct the Company's exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of Market Resources' financial results and operating information.



                                                          3 Months Ended             12 Months Ended
                                                             March 31,                  March 31,
                                                         2001         2000          2001         2000
                                                    -----------------------------------------------------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                     $    230,865    $ 119,471     $ 760,594    $ 443,431
    From affiliates                                       27,981       22,290        98,544       80,795
                                                    -----------------------------------------------------
      Total revenues                                $    258,846    $ 141,761     $ 859,138    $ 524,226
                                                    =====================================================
  Operating income                                  $     55,603    $  25,675     $ 170,031    $  88,110
  Net income                                        $     33,934    $  15,049     $ 103,927    $  52,662

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)                   15,787       16,950        67,800       64,614
  Oil and natural gas liquids (in thousands of
      barrels)
      Questar Exploration & Production                       495          554         2,166        2,260
      Wexpro                                                 125          128           518          541
  Production revenue
    Natural gas (per thousand cubic feet)           $       4.17     $   2.17     $    3.28    $    2.08
    Oil and natural gas liquids (per barrel)
      Questar Exploration & Production              $      21.48     $  21.64     $   20.43    $   16.68
      Wexpro                                        $      27.92     $  25.07     $   28.13    $   20.41

  Wexpro investment base at March 31, net
      of deferred income taxes (in millions)        $      122.2     $  109.7

  Marketing volumes in energy equivalent
      decatherms (in thousands of decatherms)             24,028       27,025       102,635      105,848

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers                            22,085       21,778        93,276       86,448
    For Questar Gas                                       10,211        9,853        37,149       33,666
    For other affiliated customers                         6,799        5,164        26,703       20,264
                                                    -----------------------------------------------------
      Total gathering                                     39,095       36,795       157,128      140,378
                                                    =====================================================
    Gathering revenue (per decatherm)               $       0.13     $   0.14     $    0.13    $    0.15


Strong commodity prices more than offset lower production leading to an 83% increase in revenues in the first quarter of 2001 compared with the first quarter of 2000. Questar E & P reported that its average realized natural gas price rose 92% to $4.17 per thousand cubic feet (Mcf), while gas production was 7% lower and oil and natural gas liquids (NGL) production was 11% lower in the first quarter of 2001. Production volumes decreased in 2001 as a result of sales of reserves, weather-related operational delays and a natural decline in older fields.

Approximately 63% of gas volumes in the first quarter of 2001 were hedged with floors and ceilings averaging $3.28 per Mcf and $3.51 per Mcf, respectively, net to the well. The remainder of gas production realized prices averaging about $6.80 per Mcf, driven by cold winter temperatures and an energy shortage in the western United States. Approximately 52% of gas production for the remaining nine months of 2001 is hedged with floors and ceilings averaging $2.75 per Mcf and $3 per Mcf, respectively. Hedging activities reduced revenues from gas sales by $41.9 million in the first quarter of 2001.

For Questar E & P, the average selling price of oil and NGL was 1% lower in the first quarter of 2001 compared with the same period in 2000. Approximately 58% of 2001 oil production in the quarter was hedged at an average price of $17.20 per barrel, net to the well. The remainder of oil production realized prices averaging about $28 per barrel. Demand in 2001 for NGL caused prices to increase 79% over the same period in 2000. QMR does not hedge the selling price of NGL. Hedging activities reduced revenues from oil sales by $3.2 million in the first quarter of 2001.

Revenues from energy marketing increased $82.3 million in the first quarter comparison as a result of higher commodity prices. The margin from energy marketing was $4.5 million in 2001 compared with breakeven in the 2000 period.

A lower full-cost amortization rate combined with 7% lower production, on an energy equivalent basis, resulted in decreased depreciation and amortization expense in 2001. The combined U.S. and Canadian full-cost amortization rate for the first quarter of 2001 was $.79 per thousand cubic feet equivalent (Mcfe) of production compared with $.80 for the corresponding quarter a year ago. The combined rate for the second quarter of 2001 is expected to increase to $.83 per Mcfe due to higher drilling costs.

QMR's first quarter net income increased $18.9 million, representing a 125% improvement over the first quarter of 2000. The increase resulted from higher commodity prices, increased earnings for Wexpro and a gain from selling nonstrategic gathering properties.

Wexpro's net income increased $800,000 in the first quarter of 2001. Wexpro increased its investment in development-drilling projects. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas. In addition, higher oil and NGL prices contributed to Wexpro's improved earnings.

Other income was substantially higher in the first quarter of 2001 as a result of a $1.1 million pretax gain from selling nonstrategic gathering properties. The property sale was part of a larger package that included producing properties. QMR placed the $27 million of proceeds into an escrow account pending a search for suitable properties in a like kind exchange for income tax purposes.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the Company's regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts the Company's natural gas distribution operations. Following is a summary of financial results and operating information.



                                                          3 Months Ended             12 Months Ended
                                                             March 31,                   March 31,
                                                         2001         2000          2001          2000
                                                    -----------------------------------------------------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                     $    308,939    $ 199,527     $ 641,400    $ 475,040
    From affiliates                                        1,190          993         4,971        3,115
                                                    -----------------------------------------------------
      Total revenues                                     310,129      200,520       646,371      478,155
 Natural gas purchases                                   230,154      122,430       441,917      280,973
                                                    -----------------------------------------------------
         Margin                                     $     79,975    $  78,090     $ 204,454    $ 197,182
                                                    =====================================================

  Operating income                                  $     43,327    $  38,749     $  60,998    $  46,255
  Net income                                        $     23,720    $  20,715     $  27,168    $  19,676

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales                      36,704       33,908        86,169       83,684
    Industrial sales                                       3,267        3,204        10,377       10,087
    Transportation for industrial
      customers                                           14,714       14,017        55,533       52,309
                                                    -----------------------------------------------------
      Total deliveries                                    54,685       51,129       152,079      146,080
                                                    =====================================================
  Natural gas revenue (per decatherm)
    Residential and commercial                      $       7.73    $    5.41     $    6.58    $    5.05
    Industrial sales                                        5.64         3.27          4.52         3.03
    Transportation for industrial
      customers                                     $       0.13    $    0.13     $    0.13    $    0.13
  Heating degree days
      Colder (warmer) than normal                              1%         (14)%           1%          (7)%
  Number of customers at March 31,
    Residential and commercial                           704,424      687,985
    Industrial                                             1,323        1,363
                                                    --------------------------
        Total                                            705,747      689,348
                                                    ==========================


The margin increased 2% in the first quarter of 2001 and 4% in the twelve months ended March 31, 2001 compared with the same periods of 2000. The higher margin resulted primarily from a 3.9% Utah general rate increase which went into effect August 11, 2000 and higher volumes delivered to new customers. Usage per customer fell by 3 decatherm (Dth) or 5.5% in the first quarter of 2001. Volumes delivered were 7% higher in the first quarter and were 4% higher for the twelve-month periods of 2001 compared with the same periods in 2000. Weather was colder than normal in the 2001 periods presented.

Questar Gas' cost of natural gas sold increased 88% in the first quarter and 57% for the twelve-month periods of 2001compared with the 2000 periods due to higher gas costs. Gas costs in rates for the three-month period of 2001 were $4.67 per Dth compared to $2.23 per Dth in 2000. Effective January 1, 2001, the PSCU approved on an interim basis a $167 million pass-through filing that increased Utah natural gas rates 29%. Also effective January 1, 2001, the Wyoming Public Service Commission approved a $7 million pass-through filing for Wyoming natural gas rates. The Company files for adjustment of purchased-gas costs with the Utah and Wyoming Public Service Commissions on a semiannual basis.

Operating and maintenance (O & M) expenses decreased 4% in the first quarter of 2001 compared with the prior year primarily from early retirement cost savings of $1.3 million. The cost savings were partially offset by higher costs from adding new customers and increased bad debt expenses. Bad debt expenses increased by $700,000 over the first quarter of 2000 because of the effect of higher selling prices on customer collections. O & M expenses decreased 4% for the twelve months of 2001 compared with 2000 due to the early retirement, lower information technology costs and decreased legal expenses. Depreciation expenses were 5% lower in the three-month period of 2001 compared with the 2000 period as a result of computer equipment and software being fully depreciated. Other taxes decreased 30% in the first quarter comparisons because of an adjustment of prior year taxes.

Natural Gas Transmission

Questar Pipeline conducts the Company's natural gas transmission and storage operations. Following is a summary of financial results and operating information.



                                                          3 Months Ended             12 Months Ended
                                                             March 31,                  March 31,
                                                         2001         2000          2001          2000
                                                    -----------------------------------------------------
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers                       $     10,842     $  9,596     $  43,746    $  37,497
  From affiliates                                         20,193       20,262        76,507       77,355
                                                    -----------------------------------------------------
    Total revenues                                  $     31,035     $ 29,858     $ 120,253    $ 114,852
                                                    =====================================================

Operating income                                    $     15,036     $ 15,035     $  56,854    $  56,366
Net income (loss)                                   $      7,657     $  7,124     $  30,358    $  (8,229)

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                            42,434       29,095       171,943      139,035
    For Questar Gas                                       38,686       36,315       110,554      106,179
    For other affiliated customers                         1,911        1,325         8,956       10,098
                                                    -----------------------------------------------------
      Total transportation                                83,031       66,735       291,453      255,312
                                                    =====================================================
   Transportation revenue (per decatherm)           $       0.23     $   0.27     $    0.25    $    0.28


Revenues were higher in the 3-and 12-month periods of 2001 compared with the 2000 periods due primarily to increased firm-transportation demand, higher gas processing revenues for removal of carbon dioxide, and increased liquids sale prices. Transportation revenues increased 3% in both the 3- and 12-month periods of 2001 compared to 2000 primarily from a 24% increase in transportation volumes. Firm-transportation volumes increased 16.2 million decatherms or 26% in the 2001 quarter compared with the 2000 quarter as a result of increased demand for gas for electricity generation.

Operating and maintenance (O & M) expenses were 12% and 15% higher in the 3- and 12-month periods of 2001 respectively, when compared with the 2000 periods. The higher O & M expenses were due to increased legal costs of $500,000 in a case involving the TransColorado pipeline, higher fuel gas costs of $432,000 at the gas processing plant and lower amounts of labor capitalized for construction projects. Labor costs savings from the early retirement window program effective October 31, 2000, totaled about $650,000 pretax in the three-month period of 2001.

The net loss reported for the 12-month period of 2000 was due mainly to a pretax operating loss of $8.2 million from TransColorado and a writedown of investment in the partnership that holds the TransColorado investment.

Consolidated Results of Operations

Higher natural gas prices were primarily responsible for a 67% increase in revenues in the first quarter and a 52% increase in the 12-month period ended March 31, 2001. Revenues reported by exploration and production, natural gas distribution and energy marketing operations were directly affected by the higher prices. The cost of natural gas and other products sold was higher in the 2001 periods presented as a result of increased natural gas prices for natural gas distribution operations and natural gas and oil prices in energy-marketing operations.

Operating and maintenance (O & M) expenses were higher in the 2001 periods presented when compared with the same periods in 2000 primarily due to adding natural gas customers and gas and oil properties, incurring legal fees in a case involving the TransColorado pipeline and an acquisition of Consonus. Consonus was purchased mid-year 2000. Labor cost savings from an early-retirement program offered to qualifying employees of Regulated Services partially offset the other increases discussed.

Depreciation and amortization expense was 3% lower in the first quarter of 2001 when compared with the first quarter of 2000 due to lower full-cost amortization and from fully depreciating several information systems in 2000. A lower full-cost amortization rate combined with 7% lower production, on an energy equivalent basis, resulted in decreased depreciation and amortization expense in 2001. The combined U.S. and Canadian full-cost amortization rate for the first quarter of 2001 was $.79 per thousand cubic feet equivalent (Mcfe) of production compared with $.80 for the corresponding quarter a year ago.

Other taxes increased because of higher gas prices and the effect on production-related taxes. Debt expense was higher in the 2001 periods because of higher interest rates. In the first quarter of 2000, interest and other income included a $9 million pretax gain from selling securities. There were no securities sales in the first quarter of 2001. A $1.1 million gain from selling nonstrategic gathering properties was recorded in the first quarter of 2001.

The effective income tax rate for the first quarter was 37.4% in 2001 and 37.2% in 2000. The Company recognized $1.7 million of nonconventional fuel tax credits in the 2001 period and $1.6 million in the 2000 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities for the first quarter of 2001 was $15.8 million lower than the amount generated in the same period of 2000. Higher net income was more than offset by the effect of higher gas costs reflected in higher accounts receivables, the purchased-gas adjustment account and accounts payable.

Investing Activities

A comparison of capital expenditures for the first quarter of 2001 and 2000 plus an estimate for calendar year 2001 is presented below. The Company acquired a Canadian company, Canor Energy LTD, in 2000 for a cash payment of $US 61 million and assumed $US 5.4 million of debt. Capital expenditures for calendar year 2001 are estimated to be $562.5 million and include projects previously considered contingent. The forecast includes $77.5 million for a 75-mile pipeline planned for central Utah and $38 million for the Questar Southern Trails Pipeline. Also included in the forecast for corporate and other operations is $100 million for acquisitions, but no specific transaction has been identified.


                                                                                  Forecast
                                                             Actual               --------
                                                             ------              12 Months
                                                         3 Months Ended            Ended
                                                              March 31            Dec. 31,
                                                          2001         2000         2001
                                                    ----------------------------------------
                                                                  (In Thousands)
Questar Market Resources                            $     24,451    $  80,336     $ 194,100
Questar Regulated Services
    Natural gas distribution                              12,765       10,167        76,100
    Natural gas transmission                               8,658       17,616       180,300
    Other                                                    591           13         3,600
                                                    ----------------------------------------
          Total Questar Regulated Services                22,014       27,796       260,000
Corporate and other operations                             2,293        2,877       108,400
                                                    ----------------------------------------
                                                    $     48,758    $ 111,009     $ 562,500
                                                    ========================================


Financing Activities

In the first quarter of 2001, capital expenditures and a $42.6 million reduction of long-term debt were funded from net cash provided from operating activities. In 2001, $21 million of the proceeds from a sale of property were placed in an escrow account. Financing for forecasted capital expenditures for 2001 is expected to come from cash provided from operating activities, bank borrowings and issuing long-term debt.

Short-term borrowings at March 31, 2001 were comprised of $120 million of commercial paper and $88.9 million of short-term bank loans. A year earlier, the Company had issued $137 million of commercial paper. On March 6, 2001, Questar Market Resources issued $150 million of medium-term notes and used the proceeds to repay $139 million of long-term bank loans. On March 30, 2001, Questar Pipeline redeemed $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. The Questar Pipeline intends to issue up to $250 million of medium-term notes with maturities from nine months to 30 years, subject to effectiveness of a Form S-3 filed with the Securities and Exchange Commission in May 2001. The net proceeds from the sale of the notes will be used to redeem $85 million of 9 3/8% Debentures due 2021 and to finance a portion of capital expenditures and partnership investments, estimated at $180.3 million in 2001.

Regulatory Matters

The Company has secured a long-term gas-transportation contract for the entire initial capacity on the east zone of Questar's Southern Trails Pipeline project. The east zone has the capacity to transport 80,000 decatherms (Dth) per day from multiple receipt points in the prolific San Juan Basin near the Four Corners area (where Utah, Arizona, Colorado and New Mexico meet) to multiple delivery points at or near the California state line. The Company is also currently seeking customers for Southern Trails' west zone, which runs from near the California state line to the Long Beach area. The west zone has a capacity of up to 120,000 Dth per day. However, the Company's efforts to place the west zone in service have been slowed by regulatory issues. Specifically, the Residual Load Service (RLS) tariff penalty imposed by Southern California Gas, the dominant gas-transportation company in the region, deters existing customers from using alternate natural gas suppliers if they elect to switch part of their transportation to a competing pipeline in Southern California Gas' service area. Options that Southern California Gas has proposed to date, in response to the California Public Utilities Commission (CPUC) directives to eliminate the RLS, would not improve the competitive gas-transportation environment in California. The Company is supporting a cost based peaking rate option proposed by Watson Cogeneration. The CPUC has indicated that this issue will be resolved in the near future.

Effective January 1, 2001, the PSCU approved on an interim basis a $167 million increase in its Utah natural gas rates that resulted in a 29 percent increase for the typical residential Utah customer. The increase was based on recent significant increases in natural gas prices at the wellhead and was part of Questar Gas' gas-cost-adjustment or "pass-through" filings. Such filings enable the company to adjust rates at least twice each year to reflect changes in gas-supply costs. These costs are passed on to the customer on a dollar-for-dollar basis with no markup. The impact of the gas cost increase on customers was lessened by the fact that approximately 50% of the Company's annual supply comes from its own wells and is priced to customers at cost of service prices rather than market prices. Also, effective January 1, 2001, the Wyoming Public Service Commission approved a $7 million pass-through filing for Wyoming natural gas rates.

Business Development

The Company announced several growth initiatives to address the western U.S. need for expanding natural gas transportation and storage services. These growth initiatives include the following:

Expand the interstate transmission system - the Company is holding an "open season" to confirm support for expanding its core pipeline system, which serves gas-producing basins in Utah, Wyoming and the western slope of Colorado. The open season will determine the optimal size of the proposed expansion, preferred in-service dates, and receipt and delivery points shippers would utilize. Depending on customer response and federal approval, significant expansion could be completed by November 1, 2002.

Salt cavern storage facility - the Company is also holding an open season for its salt-cavern storage facility. The storage facility, which has been under development for several years is a high deliverability natural gas storage facility. Each of the four caverns will hold up to 3.5 billion cubic feet of gas and could be cycled up to 12 times a year. This facility is ideal for peaking power and other flexible services, which rely on immediate delivery of supplies.

Major trading hub - the Company is developing a new hub services such as "parking" (temporary storage) and "balancing" (matching additions and withdrawals). Development of a hub will increase liquidity, trading and transportation on and between Questar Pipeline and other interstate pipelines.

Quantitative and Qualitative Disclosures about Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons, changes in long-term interest rates and changes in the market value of securities available for sale. The Company has an investment in a foreign operation that may subject it to exchange-rate risk. QMR also has reserved pipeline capacity for which it is obligated to pay $3 million annually for the next six years, regardless of whether it is able to market the capacity to others.

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

QMR held hedge contracts covering the price exposure for about 42.6 million dth of gas and 735,000 barrels of oil at March 31, 2001. A year earlier the contracts covered 58.6 million dth of natural gas and 2.1 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at March 31, 2001, had terms extending through December 2003. About 86% of those contracts, representing approximately $49 million, settle and will be reclassified from other comprehensive loss in the next 12 months.

The financial mark-to-market adjustment of gas and oil price-hedging contracts at March 31, 2001 was a negative $48.4 million and represented a liability owed to counterparties if terminated. A 10% decline in gas and oil prices would decrease the mark-to-market adjustment by $9 million; while a 10% increase in prices would increase the mark-to-market adjustment by $8.9 million. The mark-to-market adjustment of gas and oil price-hedging contracts at March 31, 2000 was a negative $31.5 million. A 10% decline in gas and oil prices at that time would have caused a positive mark-to-market adjustment of $18 million. Conversely, a 10% increase in prices would have resulted in a $18.6 million negative mark-to-market adjustment at that date. The calculations used energy prices posted on the NYMEX, various "into the pipe" postings and fixed prices for the indicated measurement dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

INTEREST-RATE RISK MANAGEMENT
As of March 31, 2001, the Company owed $79.4 million of variable-rate long-term debt. The book value of variable-rate debt approximates fair value.

SECURITIES AVAILABLE FOR SALE
Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day to day market volatility. A 10% change in prices would result in change in value of $2 million as of March 31, 2001.

FOREIGN CURRENCY RISK MANAGEMENT
The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounts to $44.4 million (U.S.), and is expected to be repaid from future operations of the foreign company.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "could", "expect", "intend", "project", "estimate", "anticipate", "believe", "forecast", or " "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the Company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

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


                                           QUESTAR CORPORATION
                                              (Registrant)


MAY 11, 2001                               /s/ R. D. Cash
------------                               -------------------------------------
   (Date)                                  R. D. Cash
                                           Chairman of the Board and
                                           Chief Executive Officer



MAY 11, 2001                               /s/ S. E. Parks
------------                               -------------------------------------
   (Date)                                  S. E. Parks
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer