Form 10-Q
period 2001-06-30
QUESTAR CORP
filed 2001-08-14
CIK 751652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

                               Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AS OF JULY 31, 2001
-------------------------------                  -------------------------------
Common Stock, without par value                       80,955,771 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                               3 Months Ended                 6 Months Ended                 12 Months Ended
                                                  June 30,                       June 30,                        June 30,
                                            2001            2000          2001            2000            2001             2000
                                          ---------      ---------      ---------      ---------      -----------      -----------
                                                               (In Thousands, Except Per Share Amounts)
REVENUES                                  $ 285,138      $ 232,542      $ 847,776      $ 569,244      $ 1,544,685      $ 1,037,791

OPERATING EXPENSES
  Cost of natural gas and
     other products sold                    120,024         81,433        451,182        230,800          782,611          410,538
  Operating and maintenance                  59,971         58,549        122,795        115,585          258,629          235,163
  Depreciation and amortization              35,673         35,960         70,603         71,842          140,702          142,384
  Other taxes                                15,969         11,551         36,781         23,828           63,607           40,510
                                          ---------      ---------      ---------      ---------      -----------      -----------
    TOTAL OPERATING EXPENSES                231,637        187,493        681,361        442,055        1,245,549          828,595
                                          ---------      ---------      ---------      ---------      -----------      -----------
    OPERATING INCOME                         53,501         45,049        166,415        127,189          299,136          209,196

INTEREST AND OTHER INCOME                     4,309         10,831         10,550         23,043           29,189           69,247

OPERATIONS OF UNCONSOLIDATED
AFFILIATES
  Income  (loss)                             (1,206)           482         (1,092)         1,701            1,203           (2,529)
  Write-down of investment in partnership                                                                                  (49,700)
                                          ---------      ---------      ---------      ---------      -----------      -----------
                                             (1,206)           482         (1,092)         1,701            1,203          (52,229)

DEBT EXPENSE                                (14,330)       (16,282)       (29,922)       (31,842)         (61,590)         (60,387)
                                          ---------      ---------      ---------      ---------      -----------      -----------
   INCOME BEFORE INCOME TAXES                42,274         40,080        145,951        120,091          267,938          165,827

INCOME TAXES                                 15,389         13,875         54,216         43,656           95,927           56,996
                                          ---------      ---------      ---------      ---------      -----------      -----------
           NET INCOME                     $  26,885      $  26,205      $  91,735      $  76,435      $   172,011      $   108,831
                                          =========      =========      =========      =========      ===========      ===========

EARNINGS PER COMMON SHARE
     Basic                                $    0.34      $    0.33      $    1.14      $    0.95      $      2.14      $      1.35
     Diluted                              $    0.33      $    0.33      $    1.12      $    0.95      $      2.11      $      1.35

Average common shares outstanding
     Basic                                   80,864         80,078         80,803         80,414           80,619           80,971
     Diluted                                 81,638         80,352         81,583         80,551           81,444           81,091

Dividends per common share                $   0.175      $    0.17      $    0.35      $    0.34      $     0.695      $      0.68

See notes accompanying consolidated financial statements

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,               December 31,
                                                          2001            2000             2000
                                                               (Unaudited)
                                                       ----------      ----------      ------------
ASSETS                                                      (In Thousands)
Current assets
  Cash and cash equivalents                                            $   19,559      $    9,416
  Accounts receivable                                  $  143,968         173,452         332,318
  Hedging contracts                                         2,933
  Inventories, at lower of average cost or market
    Gas and oil storage                                    31,319          16,568          30,062
    Materials and supplies                                 11,678          10,048          10,472
  Purchased-gas adjustments                                46,874                          35,565
  Prepaid expenses and other                               11,348          10,515           9,189
                                                       ----------      ----------      ----------
    Total current assets                                  248,120         230,142         427,022
                                                       ----------      ----------      ----------
Property, plant and equipment                           3,649,633       3,413,170       3,544,266
Less accumulated depreciation and
  amortization                                          1,643,794       1,542,561       1,590,273
                                                       ----------      ----------      ----------
    Net property, plant and equipment                   2,005,839       1,870,609       1,953,993
                                                       ----------      ----------      ----------
Securities available for sale                              21,185          89,470          33,019
Investment in unconsolidated affiliates                    37,145          33,601          34,505
Goodwill, net                                              19,401          21,961          20,514
Cash held in escrow                                                         4,312           5,387
Regulatory and other assets                                64,662          47,945          64,605
                                                       ----------      ----------      ----------
                                                       $2,396,352      $2,298,040      $2,539,045
                                                       ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of cash balance         $    1,544
  Short-term loans                                        195,722      $  146,309      $  209,139
  Accounts payable and accrued expenses                   173,405         158,886         311,910
  Deferred income taxes - current                          17,812                          13,515
  Purchased-gas adjustments                                                 3,301
                                                       ----------      ----------      ----------
    Total current liabilities                             388,483         308,496         534,564
                                                       ----------      ----------      ----------
Long-term debt                                            661,802         764,704         714,537
Other liabilities                                          23,895          27,078          33,680
Deferred income taxes and investment
  tax credits                                             254,932         226,100         246,982
Minority interest                                          19,666          16,426          18,216

Common shareholders' equity
  Common stock                                            267,329         257,361         268,630
  Retained earnings                                       773,569         657,585         710,125
  Other comprehensive income                                6,676          40,290          12,311
                                                       ----------      ----------      ----------
    Total common shareholders' equity                   1,047,574         955,236         991,066
                                                       ----------      ----------      ----------
                                                       $2,396,352      $2,298,040      $2,539,045
                                                       ==========      ==========      ==========

See notes accompanying consolidated financial statements

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              6 Months Ended
                                                                June 30,
                                                          2001            2000
                                                       ---------       ---------
                                                            (In Thousands)
OPERATING ACTIVITIES
  Net income                                           $  91,735       $  76,435
  Depreciation and amortization                           73,415          74,622
  Deferred income taxes and
    investment tax credits                                15,880           1,573
  (Income) loss from unconsolidated affiliates,
     net of cash distributions                               365          (1,537)
  Gain from sales of securities                                          (16,609)
                                                       ---------       ---------
                                                         181,395         134,484
  Changes in operating assets and liabilities             23,749          (3,557)
                                                       ---------       ---------
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                          205,144         130,927

INVESTING ACTIVITIES
  Capital expenditures

    Property, plant and equipment                       (154,991)       (155,263)
    Other investments                                     (4,000)         (7,324)
                                                       ---------       ---------
      Total capital expenditures                        (158,991)       (162,587)
  Proceeds from the disposition of
    property, plant and equipment                         29,783           1,764
  Proceeds from the sales of securities and other            374          24,931
                                                       ---------       ---------
      NET CASH USED IN INVESTING
        ACTIVITIES                                      (128,834)       (135,892)

FINANCING ACTIVITIES
  Issuance of common stock                                11,131           2,141
  Common stock repurchased                               (12,432)        (23,217)
  Issuance of long-term debt                             285,000          37,476
  Repayment of long-term debt                           (337,059)         (6,342)
  Change in short-term loans                             (13,417)          1,751
  Cash in escrow account                                   5,387          32,414
  Checks outstanding in excess of cash balances            1,544
  Payment of dividends                                   (28,291)        (27,348)
  Other                                                    2,446
                                                       ---------       ---------
      NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                             (85,691)         16,875
    Foreign currency translation adjustment                  (35)           (642)
                                                       ---------       ---------
      Change in cash and cash equivalents                 (9,416)         11,268
      Beginning cash and cash equivalents                  9,416           8,291
                                                       ---------       ---------
      Ending cash and cash equivalents                 $      --       $  19,559
                                                       =========       =========

See notes accompanying consolidated financial statements

QUESTAR CORPORATION
NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-, six- and twelve-month periods ended June 30, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                                                         3 Months Ended             6 Months Ended
                                                            June 30,                   June 30,
                                                      2001         2000          2001            2000
                                                    -------      --------       --------       --------
                                                                       (In thousands)
Comprehensive Income:
Net income                                          $26,885      $ 26,205       $ 91,735       $ 76,435
Other comprehensive income
   Unrealized loss on hedging
       transactions                                  55,128                        3,028
   Unrealized gain (loss) on securities
       available for sale                             1,118       (15,586)       (11,835)         2,576
   Foreign currency translation adjustment            2,145        (1,040)          (500)        (1,560)
                                                    -------      --------       --------       --------
      Other comprehensive income (loss) before
          income taxes                               58,391       (16,626)        (9,307)         1,016
      Income taxes on other comprehensive
         income (loss)                               22,180        (6,485)        (3,672)          (364)
                                                    -------      --------       --------       --------
         Net other comprehensive income (loss)       36,211       (10,141)        (5,635)         1,380
                                                    -------      --------       --------       --------
            Total comprehensive income              $63,096      $ 16,064       $ 86,100       $ 77,815
                                                    =======      ========       ========       ========

Note 3 - Financing

On March 30, 2001, Questar Pipeline redeemed $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. In addition, Questar Pipeline redeemed $85 million of its 9 3/8% debentures on June 25, 2001. The redemption price was equal to 104.51% of the principal amount plus twenty-four days of interest.

On May 11, 2001, Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes, Series B, with maturities of nine months to 30 years. On May 29, 2001, Questar Pipeline issued $100 million of 10-year medium-term notes with a 7.09% coupon rate to refinance debentures and reduce short-term debt. Additional proceeds from the sale of notes will likely be used to finance a portion of capital expenditures and partnership investments, estimated at $180.3 million in 2001.

On March 6, 2001, Questar Market Resources in a public offering issued $150 million of 7.5% notes due 2011 and applied the proceeds toward repayment of a portion of its outstanding floating-rate bank debt.

Note 4 - Acquisitions

A subsidiary of Questar, QMR, acquired 100% of the common stock of Shenandoah Energy, Inc. (SEI) for approximately $406 million in cash and assumed debt on July 31, 2001. SEI is a privately held Denver-based exploration, production, gathering and drilling company. QMR obtained an estimated 415 billion cubic feet equivalent of proved oil and gas reserves, gas processing capacity, 90 miles of gathering lines, 114,000 acres of net undeveloped leasehold acreage and four drilling rigs located primarily in the Uinta Basin of eastern Utah. The transaction will be recorded according to the purchase method of accounting.
Any excess in the purchase price over fair value of the assets will be allocated to the full-cost asset pool. QMR financed the acquisition through bank borrowings and will consider selling nonstrategic assets and/or issuing equity to reduce the level of debt.

Questar Gas completed the purchase of 100% of the stock of Utah Gas Service Company and Wyoming Industrial Gas in a stock for stock exchange on July 12, 2001. With the acquisition, Questar Gas will serve about 10,500 customers in Moab, Monticello and Vernal in eastern Utah and Kemmerer and Diamondville, Wyoming. The acquisition cost $10.9 million and Questar Gas exchanged 390,000 shares of Questar common stock. The transaction will be accounted for as a purchase.

Note 5 - Operations by Line of Business

                                               3 Months Ended              6 Months Ended              12 Months Ended
                                                  June 30,                    June 30,                     June 30,
                                            2001          2000           2001           2000          2001          2000
                                          --------      --------      ----------      --------      --------      --------
                                                                 (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Questar Market Resources                $152,057      $144,089      $  382,922      $263,560    $  768,562    $  491,672
  Questar Regulated Services
     Natural gas distribution              109,859        66,957         418,798       266,484       684,302       472,045
     Natural gas transmission               12,252        10,305          23,094        19,901        45,693        38,048
     Other                                   1,115         1,324           2,331         1,949         4,024         3,097
                                          --------      --------      ----------      --------    ----------    ----------
        Total Regulated Services           123,226        78,586         444,223       288,334       734,019       513,190
  Corporate and other operations             9,855         9,867          20,631        17,350        42,104        32,929
                                          --------      --------      ----------      --------    ----------    ----------
        Total                             $285,138      $232,542      $  847,776      $569,244    $1,544,685    $1,037,791
                                          ========      ========      ==========      ========    ==========    ==========


                                          3 Months Ended                6 Months Ended                12 Months Ended
                                             June 30,                       June 30,                      June 30,
                                        2001           2000           2001            2000          2001            2000
                                      --------       --------       ---------       --------      ---------       ---------
                                                                 (In Thousands)

REVENUES FROM AFFILIATES
  Questar Market Resources            $ 24,685       $ 21,112       $  52,666       $ 43,402      $ 102,117       $  83,533
  Questar Regulated Services
     Natural gas distribution              846          1,217           2,036          2,210          4,600           4,110
     Natural gas transmission           18,660         19,102          38,853         39,364         76,065          79,175
     Other                                 392             68             731            136            878             252
  Corporate and other operations         9,179          7,743          16,226         17,047         33,765          32,983
                                      --------       --------       ---------       --------      ---------       ---------
        Total                         $ 53,762       $ 49,242       $ 110,512       $102,159      $ 217,425       $ 200,053
                                      ========       ========       =========       ========      =========       =========
OPERATING INCOME (LOSS)
  Questar Market Resources            $ 39,220       $ 30,455       $  94,823       $ 56,130      $ 178,796       $ 101,654
  Questar Regulated Services
     Natural gas distribution               (6)        (1,965)         43,321         36,784         62,957          46,760
     Natural gas transmission           14,904         14,684          29,940         29,719         57,074          57,142
     Other                                  36            130             120             84            (30)            245
                                      --------       --------       ---------       --------      ---------       ---------
        Total Regulated Services        14,934         12,849          73,381         66,587        120,001         104,147
  Corporate and other operations          (653)         1,745          (1,789)         4,472            339           3,395
                                      --------       --------       ---------       --------      ---------       ---------
        Total                         $ 53,501       $ 45,049       $ 166,415       $127,189      $ 299,136       $ 209,196
                                      ========       ========       =========       ========      =========       =========
NET INCOME (LOSS)
  Questar Market Resources            $ 23,017       $ 17,182       $  56,951       $ 32,231      $ 109,762       $  59,412
  Questar Regulated Services
     Natural gas distribution           (2,528)        (3,330)         21,192         17,385         27,970          19,182
     Natural gas transmission            6,851          7,076          14,508         14,200         30,133          (8,185)
     Other                                 184            173             372            232            484             493
                                      --------       --------       ---------       --------      ---------       ---------
        Total Regulated Services         4,507          3,919          36,072         31,817         58,587          11,490
  Corporate and other operations          (639)         5,104          (1,288)        12,387          3,662          37,929
                                      --------       --------       ---------       --------      ---------       ---------
        Total                         $ 26,885       $ 26,205       $  91,735       $ 76,435      $ 172,011       $ 108,831
                                      ========       ========       =========       ========      =========       =========


Note 6 - New Accounting Standard - "Accounting for Derivative Instruments and Hedging Activities"

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

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company recorded a $121 million hedging liability for derivative instruments. Measured at June 30, 2001, the results of hedging activities amounted to a $2.9 million current asset. Settlement of contracts accounted for $65.8 million of the decrease, while a decrease in prices of gas and oil on futures markets resulted in a $58.1 million decline. The offset to the hedging asset, net of income taxes, was a $1.9 million unrealized gain on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transaction recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

The contracts at June 30, 2001 had terms extending through December 2003. About 82% of those contracts, representing approximately $5 million, settle and will be reclassified from other comprehensive income in the next 12 months.

Note 7 -  Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION
June 30, 2001
(Unaudited)

Results of Operations
Questar Market Resources

Questar Exploration and Production, Wexpro, Questar Gas Management and Questar Energy Trading, collectively, (Market Resources or QMR) conduct exploration and production, gas gathering and processing, and energy marketing operations. Following is a summary of Market Resources' financial results and operating information.

                                                       3 Months Ended              6 Months Ended              12 Months Ended
                                                           June 30,                    June 30,                    June 30,
                                                      2001          2000         2001           2000          2001           2000
                                                    --------      --------      --------      --------      --------      --------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                     $152,057      $144,089      $382,922      $263,560      $768,562      $491,672
    From affiliates                                   24,685        21,112        52,666        43,402       102,117        83,533
                                                    --------      --------      --------      --------      --------      --------
      Total revenues                                $176,742      $165,201      $435,588      $306,962      $870,679      $575,205
                                                    ========      ========      ========      ========      ========      ========
  Operating income                                  $ 39,220      $ 30,455      $ 94,823      $ 56,130      $178,796      $101,654
  Net income                                        $ 23,017      $ 17,182      $ 56,951      $ 32,231      $109,762      $ 59,412

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)               15,844        17,674        31,631        34,624        65,970        66,947
  Oil and natural gas liquids (in thousands of
      barrels)
      Questar Exploration & Production                   522           563         1,017         1,117         2,125         2,234
      Wexpro                                             114           140           239           268           492           555
  Production revenue

    Natural gas (per thousand cubic feet)           $   3.31      $   2.48      $   3.74      $   2.33      $   3.50      $   2.21
    Oil and natural gas liquids (per barrel)
      Questar Exploration & Production              $  20.36      $  19.77      $  20.91      $  20.69      $  20.60      $  18.27
      Wexpro                                        $  26.06      $  25.87      $  27.04      $  25.49      $  28.31      $  22.85

    Wexpro investment base at June 30, net
      of deferred income taxes (in millions)        $  127.2      $  108.2

  Marketing volumes in energy equivalent
      decatherms (in thousands of decatherms)         23,524        25,180        47,552        52,205       100,979       104,870

  Natural gas gathering volumes (in
      thousands of decatherms)
    For unaffiliated customers                        24,526        23,261        46,611        45,039        94,541        87,874
    For Questar Gas                                    8,695         9,235        18,906        19,088        36,609        34,219
    For other affiliated customers                     6,601         6,514        13,400        11,678        26,790        22,218
                                                    --------      --------      --------      --------      --------      --------
      Total gathering                                 39,822        39,010        78,917        75,805       157,940       144,311
                                                    ========      ========      ========      ========      ========      ========
   Gathering revenue (per decatherm)                $   0.13      $   0.13      $   0.13      $   0.14      $   0.13      $   0.14


REVENUES

Strong natural gas prices more than offset lower production volumes resulting in revenues that were 7% higher in the second quarter and 42% higher in the first half of 2001 when compared with the corresponding 2000 periods. Questar E & P reported that its average realized natural gas price was 33% higher in the second quarter and 61% higher in the first half of 2001. Production volumes decreased in 2001 as a result of selling reserves in place and a natural decline in older fields. However, production volumes for the second half of 2001 will increase due to QMR's acquisition of Shenandoah Energy, Inc. (SEI).

On July 31, 2001, QMR acquired SEI at a cost of approximately $406 million including the assumption of debt. QMR received 415 billion cubic feet equivalent of proved reserves comprised of approximately 72% gas and 28% oil. SEI is expected to add 63 million cubic feet equivalent per day of gas and oil to QMR's nonutility production.

Approximately 58% of gas volumes in the first half of 2001 were hedged with floors and ceilings averaging $3.04 per Mcf and $3.27 per Mcf, respectively, net to the well. The remainder of gas production realized prices averaging about $5.59 per Mcf, driven by cold winter temperatures and an energy shortage in the western United States. Approximately 58% of gas production for the second half of 2001, including production from SEI properties, is hedged with floors and ceilings averaging $3.03 per Mcf and $3.40 per Mcf, respectively, net to the well. Approximately 16% of 2002 gas production is hedged at a floor of $3.55 per Mcf and a ceiling of $4.05 per Mcf, net to the well. Hedging activities reduced revenues from gas sales by $58.6 million in the first half of 2001.

For Questar E & P, prices for oil and natural gas liquids (NGL) were 1% higher in the first half of 2001. Approximately 60% of oil production in the first half of 2001 was hedged at an average price of $17.20 per barrel, net to the well. Realized prices for the remaining oil production averaged about $27 per barrel. Hedging activities reduced revenues from oil sales by $5.8 million in the first half of 2001. NGL prices increased 47% over the same period in 2000. QMR does not hedge the sales price of NGL.

Revenues from energy marketing increased $81.7 million in the first half comparison primarily due as a result of higher gas prices. The margin from energy marketing was $6.3 million in the first half of 2001 compared with $700,000 in the 2000 period.

EXPENSES

Operating and maintenance expenses were higher in the 2001 periods presented when compared with the corresponding 2000 periods. The expenses of operating producing properties increased $2.3 million in the first half comparison primarily due to adding properties. Also, the expenses of operating a gas storage facility that began operations in the third quarter of 2000 resulted in a $500,000 increase in the first half of 2001. However, legal costs were $2.1 million lower in the first half of 2001 following the settlement of a major lawsuit in the second half of 2000.

Lower production more than offset the effect of a higher full-cost amortization rate resulting in lower depreciation and amortization expense in the 2001 periods presented. The combined U.S. and Canadian full-cost amortization rate for the first half of 2001 was $.82 per thousand cubic feet equivalent (Mcfe) of production compared with $.80 for the corresponding quarter a year ago. The 2001 rate increase reflects rising costs associated with exploration and development operations as a consequence of increased industry activity.

INCOME

QMR's first half net income increased $24.7 million, representing a 77% improvement over the first half of 2000. The increase resulted from higher commodity prices and increased earnings for Wexpro. Wexpro's net income was $1.3 million higher in the first half of 2001. Wexpro increased its investment in development-drilling projects resulting in a $19 million increase in the Wexpro investment base since June 30, 2000. Wexpro develops gas reserves on behalf of affiliated company, Questar Gas, which is a rate-regulated distributor of natural gas.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information.

                                                   3 Months Ended               6 Months Ended              12 Months Ended
                                                      June 30,                     June 30,                     June 30,
                                                2001           2000           2001           2000           2001         2000
                                              ---------      ---------      ---------      ---------      --------     ---------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers               $ 109,859      $  66,957      $ 418,798      $ 266,484      $684,302     $ 472,045
    From affiliates                                 846          1,217          2,036          2,210         4,600         4,110
                                              ---------      ---------      ---------      ---------      --------     ---------
      Total revenues                            110,705         68,174        420,834        268,694       688,902       476,155
  Natural gas purchases                          76,600         35,779        306,754        158,209       482,738       280,011
                                              ---------      ---------      ---------      ---------      --------     ---------
         Margin                               $  34,105      $  32,395      $ 114,080      $ 110,485      $206,164     $ 196,144
                                              =========      =========      =========      =========      ========     =========
  Operating income (loss)                     $      (6)     $  (1,965)     $  43,321      $  36,784      $ 62,957     $  46,760
  Net income (loss)                           $  (2,528)     $  (3,330)     $  21,192      $  17,385      $ 27,970     $  19,182

OPERATING STATISTICS
 Natural gas volumes (in thousands of
   decatherms)
    Residential and commercial sales             11,422          9,197         48,126         43,105        88,394        78,736
    Industrial sales                              2,519          2,047          5,786          5,251        10,849         9,852
    Transportation for industrial
      customers                                  14,571         13,865         29,285         27,882        56,239        54,374
                                              ---------      ---------      ---------      ---------      --------     ---------
      Total deliveries                           28,512         25,109         83,197         76,238       155,482       142,962
                                              =========      =========      =========      =========      ========     =========
 Natural gas revenue (per decatherm)
    Residential and commercial                $    7.81      $    5.93      $    7.75      $    5.52      $   6.82     $    5.31
    Industrial sales                               5.02           2.99           5.37           3.16          4.93          3.07
    Transportation for industrial
      customers                               $    0.13      $    0.11      $    0.13      $    0.12      $   0.13     $    0.12
 Heating degree days
    Colder (warmer) than normal                     (12%)          (31%)           (2%)          (15%)           4%          (12%)
 Number of customers at June 30,
    Residential and commercial                  700,602        686,827
    Industrial                                    1,325          1,352
                                              ---------      ---------
         Total                                  701,927        688,179
                                              =========      =========

REVENUES

Questar Gas' margin increased 5% in the second quarter and 3% in the first half of 2001 when compared with the same periods of 2000. The higher margin was the result of a 3.9% general rate increase which went into effect August 11, 2000 higher volumes delivered and new customers. Usage per customer was down 4.5% for the six-month period in 2001. Total volumes delivered were 14% higher in the second quarter and 9% higher year-to-date in 2001 compared with 2000 due to new customers and to colder weather in 2001. Residential volumes were up 24% in the second quarter and 12% for the first half of 2001 compared with 2000. The number of new customers added to the system for the year ended December 31, 2001 is expected to be between 25,000 to 28,000 including the Utah Gas acquisition.

EXPENSES

Questar Gas' cost of natural gas sold increased 94% for the six-month period of 2001 compared with the 2000 period due to higher gas costs which was the continuation of a trend which began in the second half of 2000. Gas costs in rates for the first half of 2001 were $4.67 per Dth compared to $2.23 per Dth in 2000.

Operating and maintenance expenses decreased 2% in the first half of 2001 compared with the prior year period as a result of early retirement labor savings of $2.3 million which were partially offset by an increase in bad debt costs of $1 million. Depreciation expenses were 5% lower in both the second quarter and first half of 2001 when compared with the same period in 2000 due to computer equipment and software being fully depreciated. Other taxes decreased 15% in the first half of 2001 due to an adjustment of prior year taxes in 2000.

Natural Gas Transmission

Questar Pipeline conducts the natural gas transmission, storage and processing operations. Following is a summary of financial results and operating information.

                                                3 Months Ended         6 Months Ended         12 Months Ended
                                                   June 30,               June 30,                June 30,
                                               2001       2000       2001         2000        2001        2000
                                              -------    -------    --------    --------    --------    ---------
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers                 $12,252    $10,305    $ 23,094    $ 19,901    $ 45,693    $  38,048
  From affiliates                              18,660     19,102      38,853      39,364      76,065       79,175
                                              -------    -------    --------    --------    --------    ---------
    Total revenues                            $30,912    $29,407    $ 61,947    $ 59,265    $121,758    $ 117,223
                                              =======    =======    ========    ========    ========    =========
Operating income                              $14,904    $14,684    $ 29,940    $ 29,719    $ 57,074    $  57,142
Net income (loss)                             $ 6,851    $ 7,076    $ 14,508    $ 14,200    $ 30,133    $  (8,185)

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                 47,572     35,803      90,006      64,898     183,712      140,073
    For Questar Gas                            25,746     24,046      64,432      60,361     112,254      104,141
    For other affiliated customers                 94      1,676       2,005       3,001       7,374        6,696
                                              -------    -------    --------    --------    --------    ---------
      Total transportation                     73,412     61,525     156,443     128,260     303,340      250,910
                                              =======    =======    ========    ========    ========    =========
   Transportation revenue (per decatherm)     $  0.25    $  0.29    $   0.24    $   0.28    $   0.24    $    0.29

REVENUES

Revenues were higher in the 2001 periods compared with the 2000 periods due primarily to increased firm-transportation demand, higher gas processing revenues, and increased selling prices for hydrocarbon liquids. Transportation revenues increased 8% in the second quarter and 6% in the first half of 2001 compared with the 2000 periods primarily from increased firm-transportation volumes. Firm-transportation volumes increased 12.5 million decatherms or 22% in the 2001 quarter and 28.8 million decatherms or 24% in the first half of 2001 compared with the prior-year periods as a result of increased demand for gas for electricity generation.

EXPENSES

Operating and maintenance (O & M) expenses were higher in the 2001 periods compared with the respective 2000 periods. The higher O & M expenses in the first half of 2001 were due to increased legal costs of $1.2 million, fuel gas expenses of $.7 million at a gas processing plant, and maintenance expenses of $.5 million for the Southern Trails Pipeline. Labor cost savings from the early retirement program effective October 31, 2000, totaled about $1.2 million pretax in the six-month period of 2001.

TRANSCOLORADO PIPELINE

Earnings from unconsolidated affiliates in the second quarter of 2001 include the Company's share of operating losses from the TransColorado Pipeline partnership of $1.7 million. The net loss reported for the 12-month period of 2000 was due mainly to a pretax operating loss of $8.2 million from TransColorado and a writedown by a subsidiary of Questar Pipeline of its investment in the partnership that holds the TransColorado investment.

Consolidated Results of Operations

REVENUES

Higher natural gas prices were primarily responsible for a 23% increase in revenues in the second quarter and a 49% increase in the first half of 2001 ended June 30. The average realized selling price for natural gas increased 33% in the second quarter and 61% in the first half of 2001 and more than offset the effect of lower production volumes when compared with the same periods of 2000. Revenues reported by exploration and production, natural gas distribution and energy marketing operations were directly affected by the higher gas prices.

EXPENSES

The cost of natural gas and other products sold, which primarily includes natural gas distribution and energy marketing activities, was higher in the 2001 periods presented as a result of increased natural gas prices.

Operating and maintenance expenses were higher in the 2001 periods presented when compared with the same periods in 2000 primarily due to adding gas and oil properties and a storage facility, increasing the number of natural gas customers and acquiring an internet services business. Consonus, an internet services business acquired mid-year 2000, recorded a $1.3 million restructuring charge in the second quarter of 2001. Consonus reported after tax losses of $2 million in the second quarter and $3.7 million in the first half of 2001 due to lower internet service revenues and higher expenses. Labor cost savings from an early-retirement program offered to qualifying employees partially offset the increases discussed.

Depreciation and amortization expense was lower in the 2001 periods presented when compared with the prior year as a result of lower full-cost amortization, fully depreciating several information systems in 2000 and extending the estimated useful life of a processing plant. Amortization of goodwill was $.8 million higher in the first half of 2001.

Other taxes increased because of higher gas prices and the effect on production-related taxes. Debt expense was lower in the 2001 periods because of lower interest rates on debt. In the first half of 2000, interest and other income included a $16.6 million pretax gain from selling securities. The sales of securities resulted in after tax gains of $4.6 million and $10.1 million in the second quarter and first half of 2000, respectively. There were no securities sales in the first half of 2001. In the first quarter of 2001, the sale of nonstrategic gathering properties resulted in a $1.2 million pretax gain.

The effective income tax rate for the first half was 37.1% in 2001 and 36.4% in 2000. The Company recognized $3.3 million of nonconventional fuel tax credits in the 2001 period and $3.2 million in the 2000 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities for the first half of 2001 was $74.2 million higher than the amount generated in the same period of 2000. Increased net income, collection of cash deposited as collateral for qualifying hedges and collection of receivables were the primary explanations of the increase.

Investing Activities

A comparison of capital expenditures for the first half of 2001 and 2000 plus an estimate for calendar year 2001 is presented below. Capital expenditures for calendar year 2001 are estimated to be $863 million. The forecast includes the acquisition of SEI on July 31, 2001 for approximately $406 million, $77.5 million in 2001of a forecast $80 million cost for a 75-mile pipeline in central Utah and $38 million for the Questar Southern Trails Pipeline.

                                                       Actual                Forecast
                                                ----------------------    --------------
                                                      6 Months Ended        12 Months
                                                        June 30,              Ended
                                                  2001          2000       Dec. 31, 2001
                                                --------      --------     -------------
                                                           (In Thousands)

Questar Market Resources                        $ 83,515      $101,455       560,000
Questar Regulated Services
    Natural gas distribution                      27,835        28,580        74,900
    Natural gas transmission                      40,865        25,234       180,300
    Other                                          1,176            88         4,800
                                                --------      --------       -------
          Total Questar Regulated Services        69,876        53,902       260,000
Corporate and other operations                     5,600         7,230        35,000
                                                --------      --------       -------
                                                $158,991      $162,587      $855,000
                                                ========      ========      ========

Financing Activities

In the first half of 2001, capital expenditures and a $52.1 million reduction of long-term debt were funded from net cash provided from operating activities and proceeds from the sale of nonstrategic assets. Financing for forecasted capital expenditures for 2001 is expected to come from cash provided from operating activities, bank borrowings and issuing long-term debt. The Company financed the acquisition of SEI through bank borrowings and will consider selling nonstrategic assets and/or issuing equity to reduce the level of debt.

Short-term borrowings at June 30, 2001 were comprised of $160 million of commercial paper and $35.7 million of short-term bank loans. A year earlier, the Company had issued $98.3 million of commercial paper and $48 million of bank loans. On March 6, 2001, Questar Market Resources issued $150 million of medium-term notes and used the proceeds to repay $139 million of long-term bank loans. On May 11, 2001, Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes with maturities from nine months to 30 years. On May 29, 2001 Questar Pipeline issued $100 million of medium-term notes and used the proceeds to redeem long-term debentures and reduce short-term debt. Future issuances by Questar Pipeline will be used to finance a portion of capital expenditures and partnership investments, estimated at $180.3 million in 2001.

Regulatory Matters

Questar Southern Trails (QTS), a Questar Pipeline subsidiary, has secured a long-term gas-transportation contract for the entire initial capacity on the east segment of the Southern Trails Pipeline project. The east segment has the capacity to transport 80,000 decatherms (Dth) per day from multiple receipt points in the San Juan Basin near the Four Corners area (where Utah, Arizona, Colorado and New Mexico meet) to multiple delivery points at or near the California border. QTS is also currently seeking customers for Southern Trails' west zone, which runs from near the California state line to the Long Beach area. The west zone has a capacity of up to 120,000 Dth per day. However, QTS's efforts to place the west zone in service have been slowed by California regulatory issues. Specifically, the Residual Load Service (RLS) tariff penalty imposed by Southern California Gas, the dominant gas-transportation company in the region, deters existing customers from using alternate natural gas suppliers if they elect to switch part of their transportation to a competing pipeline in Southern California Gas' service area. On August 2, 2001, the California Public Utilities Commission (CPUC) issued an order replacing the RLS with a peaking rate. While the peaking rate is less punitive than the RLS, it does not go far enough to remove the obstacles faced by Southern Trails. QTS has urged California officials to seek expedited remedy in this situation. In light of the CPUC decision, QTS will continue its efforts to market pipeline capacity on Southern Trails, while evaluating alternative uses of the line.

Questar Gas filed semi-annual gas cost filings in June 2001 without changing the gas costs in rates. The filings were approved by the Public Service Commissions of Utah and Wyoming effective July 1, 2001. Depending upon the market prices of natural gas, the Company may file to adjust gas costs in rates for the fourth quarter of 2001.

Business Development

Questar Pipeline (QPC) announced several growth initiatives to address the western U.S. need for expanding natural gas transportation and storage services. These growth initiatives include the following:

Expand the interstate transmission system - QPC held "open seasons" to confirm support for expanding its core pipeline system, which serves gas-producing basins in Utah, Wyoming and the western slope of Colorado. The open seasons will determine needed system expansions, optimal size of the expansions, preferred in-service dates, and receipt and delivery points shippers would utilize. Depending on customer response and federal approval, significant expansion could be put in place in 2002.

Salt cavern storage facility - QPC also held an open season with good initial response for its proposed salt-cavern storage facility. QPC is working with potential customers to obtain the necessary market support for this project. The storage facility, which has been under development for several years is a high deliverability natural gas storage facility. Each of the four caverns will hold up to 3.5 billion cubic feet of gas and could be cycled up to 12 times a year. This facility is ideal for peaking power generation and other flexible services, which rely on immediate delivery of supplies.

Major trading hub - QPC has announce its intention to leverage on its unique hub and spoke pipeline system by developing new hub services such as "parking" (temporary storage) and "balancing" (matching additions and withdrawals). Development of a hub will increase liquidity, trading and transportation on and between QPC and other interstate pipelines.

Quantitative and Qualitative Disclosures about Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons, changes in long-term interest rates and changes in the market value of securities available for sale. QMR has an investment in a foreign operation that may subject it to exchange-rate risk. QMR also has reserved pipeline capacity for which it is obligated to pay $3 million annually for the next six years, regardless of whether it is able to market the capacity to others.

HEDGING POLICY

The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from downward moves in commodity prices. The Company will target between 50 and 75% of the current year's production hedged at or above plan levels by the first of March in the current year. The Company will ladder in these hedges, to reach forward beyond the current year when price levels are right. The volume of production hedged and mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

ENERGY-PRICE RISK MANAGEMENT

Oil and natural gas prices fluctuate in response to changes in supply and demand. Market Resources bears a majority of the risk associated with commodity price changes and uses hedge arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

QMR held hedge contracts covering the price exposure for about 61.6 million dth of gas and 459,000 barrels of oil at June 30, 2001. A year earlier the contracts covered 50.3 million dth of natural gas and 1.7 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions. The contracts at June 30, 2001 had terms extending through December 2003. About 82% of those contracts, representing approximately $5 million, settle and will be reclassified from other comprehensive income in the next 12 months.

The undiscounted mark-to-market adjustment of financial gas and oil price-hedging contracts at June 30, 2001 was a negative $4.3 million. A 10% decline in gas and oil prices would cause a positive mark-to-market adjustment of $7.9 million; while a 10% increase in prices would cause a negative mark-to-market adjustment of $7.9 million. The mark-to-market adjustment of gas and oil price-hedging contracts at June 30, 2000 was a negative $69.1 million. A 10% decline in gas and oil prices at that time would have caused a positive mark-to-market adjustment of $20.3 million. Conversely, a 10% increase in prices would have resulted in a $20.3 million negative mark-to-market adjustment at that date. The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

INTEREST-RATE RISK MANAGEMENT

As of June 30, 2001, the Company owed $57.3 million of variable-rate long-term debt. The book value of variable-rate debt approximates fair value.

SECURITIES AVAILABLE FOR SALE

Securities available for sale represent equity securities of high-tech and communication enterprises traded on national exchanges. In the first half of 2001, the value of these investments has decreased dramatically and is reflected in comprehensive income. As of June 30, 2001, securities of XO Communications held by the Company, had a market value less than the Company's basis. A 10% change in prices of the entire portfolio would result in a $2.1 million change of value as of June 30, 2001.

FOREIGN CURRENCY RISK MANAGEMENT

The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounts to $42.4 million (U.S.), is expected to be repaid from future operations of the foreign company.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate and regulatory issues, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, quoted prices of securities available for sale, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, and adverse changes in the business or financial condition of the Company.

                                     Part II

                                Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Questar Corporation (the "Company") held its annual meeting of stockholders on May 15, 2001. The following directors were elected at the meeting: Teresa Beck, R. D. Cash, Gary G. Michael, Gary L. Nordloh, and Scott S. Parker. The following is a tabulation of votes involving each candidate elected at the meeting:

     Name                          Votes For           Votes Withheld
     ----                          ---------           --------------
     Teresa Beck                   69,167,537             3,653,425
     R. D. Cash                    60,496,873            12,324,089
     Gary G. Michael               70,072,817             2,748,145
     Gary L. Nordloh               69,128,548             3,692,414
     Scott S. Parker               69,169,831             3,651,131

The Company's directors are divided into three classes. Other directors, whose terms extend after the annual meeting include P. J. Early, James A. Harmon (appointed to fill a vacancy effective June 1, 2001), W. W. Hawkins, Robert E. Kadlec, Dixie L. Leavitt, Keith O. Rattie, D. N. Rose, and Harris H. Simmons.

     The Company's stockholders also approved amendments to the Long-term Stock Incentive Plan. Of the 63,541,505 shares represented on this issue, 36,758,208 shares were voted in favor of the proposed amendments, 25,941,681 were voted against the proposed amendments, and 841,616 shares abstained on the issue. Brokers did not have discretionary voting on this matter. The difference between the 72,820,962 shares that were voted on the election of directors and the 63,541,505 shares voted on the proposed amendments reflects shares that could not be voted by brokers in the absence of specific instructions from beneficial owners.

ITEM 5. OTHER INFORMATION.

     James A. Harmon, age 65, was appointed to serve as a director of the Company effective June 1, 2001. He was appointed to the remainder of a term that will expire in May of 2002. He served as a director of the Company from August of 1976 to July of 1997, when he resigned to serve as Chairman and President of the Export-Import Bank of the United States. Prior to serving in this position, Mr. Harmon spent 38 years as an investment banker with Wertheim Co. and Wertheim Schroder & Co.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   The Company is not filing any exhibits as part of this report.

     b. On August 13, 2001, the Company filed a Current Report on Form 8-K dated July 31, 2001, disclosing the acquisition of Shenandoah Energy Inc. by Questar Market Resources, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUESTAR CORPORATION
                                           (Registrant)

August 13, 2001                         /s/ R. D. Cash
---------------                         --------------------------------------
   (Date)                               R. D. Cash
                                        Chairman of the Board and
                                        Chief Executive Officer


August 13, 2001                         /s/ S. E. Parks
---------------                         --------------------------------------
   (Date)                               S. E. Parks
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer