Form 10-Q
period 2001-09-30
QUESTAR CORP
filed 2001-11-14
CIK 751652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AS OF OCTOBER 31, 2001
-------------------------------               ----------------------------------
Common Stock, without par value                         81,443,447 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

                                           3 Months Ended                  9 Months Ended                   12 Months Ended
                                            September 30,                   September 30,                    September 30,
                                         2001            2000            2001            2000            2001             2000
                                     -----------     -----------     -----------     -----------     -----------     -----------
REVENUES                             $   225,142     $   245,117     $ 1,072,918     $   814,361     $ 1,524,710     $ 1,099,838

OPERATING EXPENSES
  Cost of natural gas and
    other products sold                   61,385          91,614         512,567         322,414         752,382         443,400
  Operating and maintenance               66,348          59,988         189,178         175,568         265,087         241,284
  Exploration expense                      2,606           1,621           8,101           8,228          11,208          15,973
  Depreciation, depletion and
    amortization                          36,499          35,156         108,552         107,691         143,352         142,071
  Other taxes                             11,259          13,218          48,040          37,046          61,648          45,295
                                     -----------     -----------     -----------     -----------     -----------     -----------
    TOTAL OPERATING EXPENSES             178,097         201,597         866,438         650,947       1,233,677         888,023
                                     -----------     -----------     -----------     -----------     -----------     -----------
    OPERATING INCOME                      47,045          43,520         206,480         163,414         291,033         211,815

INTEREST AND OTHER INCOME                  3,034          11,398          22,957          34,551          27,869          76,190

OPERATIONS OF UNCONSOLIDATED
  AFFILIATES
    Income (loss)                            367           1,151            (725)          2,852             419             441
    Write-down of investment
      in partnership                                                                                                     (49,700)
                                     -----------     -----------     -----------     -----------     -----------     -----------
                                             367           1,151            (725)          2,852             419         (49,259)

DEBT EXPENSE                             (17,091)        (16,013)        (47,013)        (47,855)        (62,668)        (63,051)
                                     -----------     -----------     -----------     -----------     -----------     -----------
  INCOME BEFORE INCOME TAXES              33,355          40,056         181,699         152,962         256,653         175,695

INCOME TAXES                              11,513          13,650          66,094          53,833          90,700          60,657
                                     -----------     -----------     -----------     -----------     -----------     -----------
      NET INCOME                     $    21,842     $    26,406     $   115,605     $    99,129     $   165,953     $   115,038
                                     ===========     ===========     ===========     ===========     ===========     ===========
EARNINGS PER COMMON SHARE
  Basic                              $      0.27     $      0.33     $      1.43     $      1.23     $      2.06     $      1.42
  Diluted                            $      0.27     $      0.33     $      1.42     $      1.23     $      2.04     $      1.42

Average common shares outstanding
  Basic                                   81,270          80,223          80,974          80,344          80,559          81,013
  Diluted                                 81,600          80,862          81,605          80,649          81,307          81,241

Dividends per common share           $     0.175     $      0.17     $     0.525     $      0.51     $      0.70     $      0.68

See notes accompanying consolidated financial statements

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              September 30,            December 31,
                                                          2001            2000             2000
                                                       ----------      ----------      ----------
                                                                     (In Thousands)
ASSETS
Current assets
  Cash and cash equivalents                                            $   25,386      $    9,416
  Accounts receivable                                  $  117,063         155,556         332,321
  Hedging contracts                                        41,242
  Inventories, at lower of average cost or market
    Gas and oil storage                                    51,404          23,065          30,062
    Materials and supplies                                 11,043          13,705          10,472
  Purchased-gas adjustments                                42,934           8,880          35,565
  Prepaid expenses and other                               14,475          11,159           9,189
                                                       ----------      ----------      ----------
    Total current assets                                  278,158         237,751         427,025
                                                       ----------      ----------      ----------
Property, plant and equipment                           3,924,202       3,209,587       3,287,134
Less accumulated depreciation, depletion
  and amortization                                      1,486,754       1,378,237       1,400,159
                                                       ----------      ----------      ----------
    Net property, plant and equipment                   2,437,448       1,831,350       1,886,975
                                                       ----------      ----------      ----------
Securities available for sale                              11,977          67,396          33,019
Investment in unconsolidated affiliates                    38,203          35,237          34,505
Goodwill, net                                              91,663          21,453          20,514
Cash held in escrow                                           210                           5,387
Regulatory and other assets                                65,067          49,653          64,605
                                                       ----------      ----------      ----------
                                                       $2,922,726      $2,242,840      $2,472,030
                                                       ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Checks outstanding in excess of cash balance         $   13,828
  Short-term loans                                        465,783      $  152,458      $  209,139
  Accounts payable and accrued expenses                   186,249         188,469         311,915
  Deferred income taxes - current                          16,315           3,374          13,515
                                                       ----------      ----------      ----------
    Total current liabilities                             682,175         344,301         534,569
                                                       ----------      ----------      ----------
Long-term debt                                            857,137         724,052         714,537
Other liabilities                                          22,549          32,412          33,680
Deferred income taxes and investment
  tax credits                                             298,697         198,646         218,396
Minority interest                                          19,292          17,447          18,216
Common shareholders' equity
  Common stock                                            279,801         261,432         268,630
  Retained earnings                                       744,496         634,766         671,415
  Other comprehensive income                               18,583          29,784          12,587
                                                       ----------      ----------      ----------
    Total common shareholders' equity                   1,042,876         925,982         952,632
                                                       ----------      ----------      ----------
                                                       $2,922,726      $2,242,840      $2,472,030
                                                       ==========      ==========      ==========

See notes accompanying consolidated financial statements

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             9 Months Ended
                                                              September 30,
                                                         2001             2000
                                                       ---------       ---------
                                                            (In Thousands)
OPERATING ACTIVITIES
  Net income                                           $ 115,605       $  99,129
  Depreciation and amortization                          105,469         112,057
  Deferred income taxes and
    investment tax credits                                21,566           6,974
  (Income) loss from unconsolidated affiliates,
     net of cash distributions                              (328)         (1,316)
  (Gain) loss from securities' transactions                1,473         (23,361)
                                                       ---------       ---------
                                                         243,785         193,483
  Changes in operating assets and liabilities             26,704          23,765
                                                       ---------       ---------
      NET CASH PROVIDED FROM
           OPERATING ACTIVITIES                          270,489         217,248

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                       (281,005)       (211,848)
    Acquisitions                                        (413,823)
    Other investments                                     (4,700)         (9,324)
                                                       ---------       ---------
      Total capital expenditures                        (699,528)       (221,172)
  Proceeds from the disposition of
    property, plant and equipment                         30,268           5,087
  Proceeds from the sales of securities and other            574          36,388
                                                       ---------       ---------
      NET CASH USED IN INVESTING
        ACTIVITIES                                      (668,686)       (179,697)

FINANCING ACTIVITIES
  Issuance of common stock                                23,618           7,561
  Common stock repurchased                               (12,447)        (24,566)
  Issuance of long-term debt                             501,501          39,793
  Repayment of long-term debt                           (356,615)        (48,425)
  Change in short-term loans                             256,644           7,900
  Cash in escrow account                                   5,177          36,727
  Checks outstanding in excess of cash balances           13,828
  Payment of dividends                                   (42,528)        (40,981)
  Other                                                     (264)          1,873
                                                       ---------       ---------
      NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                             388,914         (20,118)
       Foreign currency translation adjustment              (133)           (338)
                                                       ---------       ---------
        Change in cash and cash equivalents               (9,416)         17,095
        Beginning cash and cash equivalents                9,416           8,291
                                                       ---------       ---------
        Ending cash and cash equivalents               $      --       $  25,386
                                                       =========       =========

See notes accompanying consolidated financial statements

QUESTAR CORPORATION
NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-, nine- and twelve-month periods ended September 30, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


Note 2 - Change in Method of Accounting for Gas and Oil Properties

On July 1, 2001, Questar elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. The change was prompted by the recent acquisition of a company that uses successful efforts. A subsidiary, Wexpro, has always employed the successful efforts method. Management believes that the successful efforts method is preferable and will more accurately present the results of operations of the Company's exploration, development and production activities, minimize asset write-downs caused by temporary declines in gas and oil prices and reflect impairment of the carrying value of the Company's gas and oil properties only when there has been an other-than-temporary decline in their fair value.

As a result of this change in accounting, prior year and interim financial statements have been retroactively restated to reflect this change in accounting method. The effect, net of income taxes, was a reduction of retained earnings recorded retroactively as of December 31, 1995, of $37.6 million. This resulted from a reduction of net property, plant and equipment in the amount of $61.9 million and a reduction of deferred income taxes of $24.3 million. The effect of the change in accounting method on previously reported earnings was an increase in net income of $2.0 million or $.03 per diluted share for the six-month period end June 30, 2001 and a decrease in net income of $4.6 million or $.06 per diluted share in the nine-month period ended September 30, 2000.


Note 3 - Acquisitions

Questar Market Resources, a subsidiary of Questar, acquired 100% of the common stock of Shenandoah Energy, Inc. (SEI) on July 31, 2001 for $403 million in cash including assumed debt. SEI was a privately held Denver-based exploration, production, gathering and drilling company. QMR obtained an estimated 415 billion cubic feet equivalent of proved oil and gas reserves, gas processing capacity of 100 MMcf per day, 90 miles of gathering lines, 114,000 acres of net undeveloped leasehold acreage and four drilling rigs. SEI operations are located primarily in the Uintah Basin of eastern Utah. The transaction was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States. The purchase price in excess of the estimated fair value of the assets was assigned to goodwill. The acquisition was financed through bank borrowings.

Assets purchased and liabilities assumed were as follows:

                                                 (In thousands)
Current assets                                   $  17,332
Property, plant and equipment                      401,054
Goodwill                                            66,823
Other assets                                           124
Current liabilities                                (24,328)
Other liabilities                                   (8,410)
Deferred income taxes                              (54,364)
Other comprehensive loss                             4,723
                                                 ---------
  Purchase price, including acquisition costs    $ 402,954
                                                 =========

The following unaudited pro forma consolidated results of operations assume the acquisition occurred on January 1, 2000. The pro forma combined financial information reflect Questar's gas and oil operations restated using the successful efforts method of accounting. In addition, the combined financial information were adjusted for the following factors:

     Adjust depreciation expense to reflect the new basis of SEI's fixed assets. Adjust interest expense to reflect financing costs of the acquisition. Reduce operating expenses to reflect the resignation of several SEI executives.
     Allocate a portion of corporate overhead costs to SEI
     Exclude results of operations not purchased by QMR.
     Calculate income tax expense based on pro forma income before income taxes.

                                     Nine Months Ended
                                       September 30,
                                   2001            2000
                                ----------      ----------
                                     (In thousands)
Revenues                        $1,121,076      $  836,927
Net income                         113,023         103,013
Earnings per diluted share      $     1.38      $     1.28

Questar Gas completed the purchase of 100% of the stock of Utah Gas Service Company and Wyoming Industrial Gas in exchange for 390,000 shares of Questar common stock on July 12, 2001. With the acquisition, Questar Gas will serve about 10,500 customers in Moab, Monticello and Vernal in Utah and Kemmerer and Diamondville, Wyoming. The acquisition cost $10.9 million, including $6 million of goodwill, and was accounted for as a purchase.


Note 4 - Financing

QMR borrowed $403 million, including $280 million of bridge loans, to acquire SEI. QMR expects to refinance $200 million of the temporary loans through an offering of long-term notes sometime in the fourth quarter of 2001.

During the third quarter of 2001, Questar Gas filed a Form S-3 with the Securities and Exchange Commission to issue up to $100 million of medium-term notes, series D, with maturities of nine months to 30 years. On October 9, 2001, Questar Gas issued $60 million of 11-year notes with a 6.3% coupon rate.

On May 11, 2001, Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes, Series B, with maturities of nine months to 30 years. On May 29, 2001, Questar Pipeline issued $100 million of 10-year notes with a 7.09% coupon rate. On September 26, Questar Pipeline issued $80 million of 10-year medium-term notes with a coupon rate of 6.57%. Additional proceeds from the sale of notes will likely be used to finance a portion of capital expenditures and partnership investments, estimated at $270 million in 2001.

On March 30, 2001, Questar Pipeline redeemed $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. In addition, Questar Pipeline redeemed $85 million of its 9 3/8% debentures on June 25, 2001. The redemption price was equal to 104.51% of the principal amount plus twenty-four days of interest.

On October 12, 2001, Questar Pipeline borrowed $100 million for a 12-month period. The proceeds were used to repay, through a wholly-owned subsidiary, Questar TransColorado, Inc. (QTC), one-half of the outstanding and currently maturing debt owed by TransColorado Gas Transmission Company (TransColorado). QTC and KN TransColorado, Inc., a subsidiary of Kinder Morgan, each own 50% of TransColorado's debt.

On March 6, 2001, QMR, in a public offering, issued $150 million of 7.5% notes due 2011 and applied the proceeds toward repayment of a portion of its outstanding floating-rate bank debt.


Note 5 - Operations by Line of Business

                                              3 Months Ended                   9 Months Ended                 12 Months Ended
                                               September 30,                    September 30,                  September 30,
                                           2001            2000             2001            2000           2001             2000
                                        -----------     -----------     -----------     -----------     -----------     -----------
                                                                             (In Thousands)

REVENUES FROM UNAFFILIATED CUSTOMERS
  Questar Market Resources              $   130,619     $   166,163     $   513,541     $   429,723     $   733,018     $   545,892
  Questar Regulated Services
     Natural gas distribution                72,120          58,287         490,918         324,771         698,135         476,375
     Natural gas transmission                12,754          10,454          35,848          30,355          47,993          39,639
     Other                                    1,134             492           3,465           2,441           4,666           3,090
                                        -----------     -----------     -----------     -----------     -----------     -----------
        Total Regulated Services             86,008          69,233         530,231         357,567         750,794         519,104
  Corporate and other operations              8,515           9,721          29,146          27,071          40,898          34,842
                                        -----------     -----------     -----------     -----------     -----------     -----------
        Total                           $   225,142     $   245,117     $ 1,072,918     $   814,361     $ 1,524,710     $ 1,099,838
                                        ===========     ===========     ===========     ===========     ===========     ===========
REVENUES FROM AFFILIATES
  Questar Market Resources              $    22,720     $    21,240     $    75,386     $    64,642     $   103,597     $    87,716
  Questar Regulated Services
     Natural gas distribution                   578           1,265           2,614           3,475           3,913           4,509
     Natural gas transmission                17,710          17,733          56,563          57,097          76,042          77,427
     Other                                      422              71           1,153             207           1,229             267
  Corporate and other operations              6,655           8,818          22,881          25,865          31,602          35,158
                                        -----------     -----------     -----------     -----------     -----------     -----------
        Total                           $    48,085     $    49,127     $   158,597     $   151,286     $   216,383     $   205,077
                                        ===========     ===========     ===========     ===========     ===========     ===========
OPERATING INCOME (LOSS)
  Questar Market Resources              $    42,465     $    37,403     $   130,308     $    86,238     $   172,230     $   106,338
  Questar Regulated Services
     Natural gas distribution                (8,903)         (8,883)         34,418          27,901          62,937          44,588
     Natural gas transmission                14,052          13,739          43,992          43,458          57,387          57,453
     Other                                      (79)           (150)             41             (66)             41             154
                                        -----------     -----------     -----------     -----------     -----------     -----------
        Total Regulated Services              5,070           4,706          78,451          71,293         120,365         102,195
  Corporate and other operations               (490)          1,411          (2,279)          5,883          (1,562)          3,282
                                        -----------     -----------     -----------     -----------     -----------     -----------
        Total                           $    47,045     $    43,520     $   206,480     $   163,414     $   291,033     $   211,815
                                        ===========     ===========     ===========     ===========     ===========     ===========

                                              3 Months Ended                   9 Months Ended                 12 Months Ended
                                               September 30,                    September 30,                  September 30,
                                           2001            2000             2001            2000           2001             2000
                                        -----------     -----------     -----------     -----------     -----------     -----------
                                                                             (In Thousands)

NET INCOME (LOSS)
  Questar Market Resources              $    23,051     $    23,151     $    82,030     $    51,670     $   108,168     $    66,158
  Questar Regulated Services
     Natural gas distribution                (7,827)         (7,889)         13,365           9,496          28,032          17,160
     Natural gas transmission                 7,193           6,566          21,701          20,766          30,760          (6,087)
     Other                                      703               8           1,075             240           1,179             453
                                        -----------     -----------     -----------     -----------     -----------     -----------
        Total Regulated Services                 69          (1,315)         36,141          30,502          59,971          11,526
  Corporate and other operations             (1,278)          4,570          (2,566)         16,957          (2,186)         37,354
                                        -----------     -----------     -----------     -----------     -----------     -----------
        Total                           $    21,842     $    26,406     $   115,605     $    99,129     $   165,953     $   115,038
                                        ===========     ===========     ===========     ===========     ===========     ===========

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

As of January 1, 2001, the Company structured a majority of its energy derivative instruments as cash flow hedges. As a result of adopting SFAS 133 in January 2001, the Company recorded a $121 million hedging liability for derivative instruments. Measured at September 30, 2001, the results of hedging activities amounted to a $41.2 million current asset. Settlement of contracts accounted for $68 million of the change, while a decrease in prices of gas and oil on futures markets resulted in a $94.2 million change. The offset to the hedging asset, net of income taxes, was a $19.3 million unrealized gain on hedging activities recorded in other comprehensive income in the shareholder's equity section of the balance sheet. The ineffective portion of hedging transaction recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

The contracts at September 30, 2001 had terms extending through December 2003. About 77% of those contracts, representing approximately $24.6 million, settle and will be reclassified from other comprehensive income in the next 12 months.

Effective October 2001, the Company hedged $100 million of variable-rate debt by entering into a fixed-rate interest swap for one year.

Note 7 - Comprehensive Income

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

                                                         3 Months Ended                   9 Months Ended
                                                          September 30,                    September 30,
                                                      2001             2000            2001            2000
                                                    ---------       ---------       ---------       ---------
                                                                         (In thousands)
Comprehensive Income:
Net income                                          $  21,842       $  26,406       $ 115,605       $  99,129
Other comprehensive income
   Unrealized gain on hedging
       transactions                                    27,741                          30,769
   Unrealized gain on securities
       available for sale                              (7,736)        (17,491)        (19,571)        (14,915)
   Foreign currency translation adjustment             (1,953)           (700)         (2,391)         (2,176)
                                                    ---------       ---------       ---------       ---------
      Other comprehensive income (loss) before
          income taxes                                 18,052         (18,191)          8,807         (17,091)
      Income taxes on other comprehensive
         income (loss)                                  6,462          (7,049)          2,811          (7,413)
                                                    ---------       ---------       ---------       ---------
         Net other comprehensive income (loss)         11,590         (11,142)          5,996          (9,678)
                                                    ---------       ---------       ---------       ---------
            Total comprehensive income              $  33,432       $  19,357       $ 121,601       $  91,716
                                                    =========       =========       =========       =========

Note 8 -  Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION
September 30, 2001
(Unaudited)

Results of Operations
Questar Market Resources

Questar Market Resources (QMR or Market Resources) through its subsidiaries conducts gas and oil exploration, development and production, gas gathering and processing, and energy marketing operations. Wexpro, a subsidiary of QMR, conducts cost of service development of gas reserves on behalf of affiliated company, Questar Gas. Following is a summary of QMR's financial results and operating information.

                                                      3 Months Ended              9 Months Ended              12 Months Ended
                                                       September 30,               September 30,               September 30,
                                                    2001          2000          2001          2000          2001           2000
                                                  --------      --------      --------      --------      --------      --------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers                   $130,619      $166,163      $513,541      $429,723      $733,018      $545,892
    From affiliates                                 22,720        21,240        75,386        64,642       103,597        87,716
                                                  --------      --------      --------      --------      --------      --------
      Total revenues                              $153,339      $187,403      $588,927      $494,365      $836,615      $633,608
                                                  ========      ========      ========      ========      ========      ========
  Operating income                                $ 42,465      $ 37,403      $130,308      $ 86,238      $172,230      $106,338
  Net income                                      $ 23,051      $ 23,151      $ 82,030      $ 51,670      $108,168      $ 66,158

OPERATING STATISTICS
  Production volumes
    Natural gas (in million cubic feet)             18,451        17,361        50,082        51,985        67,060        68,751
  Oil and natural gas liquids (in
    thousands of barrels)
      Questar E & P, SEI                               715           562         1,732         1,679         2,278         2,220
      Wexpro                                           108           126           347           395           473           531
  Production revenue
    Natural gas (per thousand cubic feet)         $   2.94      $   2.98      $   3.44      $   2.55      $   3.47      $   2.46
    Oil and natural gas liquids (per barrel)
      Questar E & P, SEI                          $  20.24      $  20.06      $  20.63      $  20.48      $  20.61      $  19.47
      Wexpro                                      $  24.08      $  29.06      $  26.12      $  26.63      $  27.15      $  25.77

Wexpro investment base at September 30, net
  of deferred income taxes (in millions)          $    153      $    116

Marketing volumes in energy equivalent
  decatherms (in thousands of decatherms)           20,758        26,943        68,310        79,148        94,794       104,300

Natural gas gathering volumes (in
  thousands of decatherms)
  For unaffiliated customers                        21,474        23,205        68,085        68,244        92,810        88,720
  For Questar Gas                                    8,083         7,500        26,989        26,588        37,192        36,381
  For other affiliated customers                     6,382         6,476        19,782        18,154        26,696        23,730
                                                  --------      --------      --------      --------      --------      --------
    Total gathering                                 35,939        37,181       114,856       112,986       156,698       148,831
                                                  ========      ========      ========      ========      ========      ========
  Gathering revenue (per decatherm)               $   0.13      $   0.13      $   0.13      $   0.13      $   0.13      $   0.13

REVENUES

Revenues were 18% lower in the third quarter of 2001 when compared with the third quarter of 2000 due to a 23% reduction of energy marketing volumes and a 26% decrease in energy marketing prices. Gas production increased 6% over year earlier levels while average selling prices declined 1%. Production of oil and natural gas liquids (NGL) rose 27%, excluding Wexpro. Gas and oil production increases resulted from the acquisition of Shenandoah Energy Inc (SEI) on July 31, 2001. The Company estimates production for the 12 months of 2001 in the range of 83 to 85 billion cubic feet equivalent.

In the comparison of the nine month periods, revenues increased 19% in the 2001 period due to higher energy prices for natural gas production and energy marketing transactions. Average realized gas prices were 35% higher. Gas production declined 4% due, in part, to sales of assets in the first quarter and a planned shift in expenditures to cost of service drilling by Wexpro.

The Company enters hedging transactions to support the earnings targets and to protect earnings from downward moves in commodity prices. Currently, 62% of projected gas production for the fourth quarter of 2001, including production from SEI properties, is hedged at an average net-to-the-well price of $2.90 per Mcf. For the first half of 2002, about 35% of natural gas production is hedged at a price of $3.51 per Mcf. Approximately, 29% of second half 2002 gas production is hedged at $3.40 per Mcf, net-to-the-well. The Company has hedged 65% of projected fourth quarter 2001 oil production, at an average price of $20.19 per barrel, net-to-the-well. Approximately, 40% of forecast 2002 oil production is hedged at an average price of $24.45 per barrel. The forecast excludes Wexpro production and NGL production. Hedging activities reduced revenues from gas sales by $55.8 million in the first nine months of 2001 and revenues from oil sales by $8.2 million in the first nine months of 2001.

EXPENSES

Operating and maintenance expenses were higher in the 2001 periods presented when compared with the corresponding 2000 periods. The expenses of operating producing properties increased $5.1 million in the first nine months primarily due to adding properties. Also, the expenses of operating a gas storage facility that began operations in the third quarter of 2000 resulted in a $600,000 increase in the first nine months of 2001. However, legal costs were $4.9 million lower in the first nine months of 2001 following the settlement of a major lawsuit in the second half of 2000. Exploration expenses were unchanged in the nine month comparison.

Depreciation, depletion and amortization expense increased slightly in the comparison of the third quarter and first nine months of 2001 with the prior year periods. The average rate for the nine-month period was $.80 per energy equivalent Mcf (Mcfe) in 2001 compared with $.79 in 2000. Other taxes increased because of higher gas prices and the effect on production-related taxes.

OTHER INCOME

Other income includes a $10.4 million pretax gain from selling nonstrategic gas and oil and gathering properties in the first quarter of 2001. Questar Energy Trading recorded $1.9 million of capitalized interest in the third quarter of 2000 and a $1.6 million pretax gain from selling securities in the second and third quarters of 2000.

NET INCOME

QMR's net income for the first nine months of 2001 improved 59% over the first nine months of 2000. The increase resulted from higher natural gas prices and increased earnings for Wexpro. Wexpro's net income was $2.5 million higher in 2001. Wexpro increased its investment in development-drilling projects resulting in a $37 million increase in the Wexpro investment base since September 30, 2000.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information.

                                                   3 Months Ended                9 Months Ended                 12 Months Ended
                                                    September 30,                 September 30,                  September 30,
                                                2001            2000          2001           2000            2001          2000
                                              ---------      ---------      ---------      ---------      ---------     ---------
FINANCIAL RESULTS - (dollars in thousands)
  Revenues
    From unaffiliated customers               $  72,120      $  58,287      $ 490,918      $ 324,771      $ 698,135     $ 476,375
    From affiliates                                 578          1,265          2,614          3,475          3,913         4,509
                                              ---------      ---------      ---------      ---------      ---------     ---------
      Total revenues                             72,698         59,552        493,532        328,246        702,048       480,884
  Natural gas purchases                          47,061         32,619        353,815        190,828        497,180       285,791
                                              ---------      ---------      ---------      ---------      ---------     ---------
        Margin                                $  25,637      $  26,933      $ 139,717      $ 137,418      $ 204,868     $ 195,093
                                              =========      =========      =========      =========      =========     =========
  Operating income (loss)                     $  (8,903)     $  (8,883)     $  34,418      $  27,901      $  62,937     $  44,588
  Net income (loss)                           $  (7,827)     $  (7,889)     $  13,365      $   9,496      $  28,032     $  17,160

OPERATING STATISTICS
  Natural gas volumes (in thousands
    of decatherms)
    Residential and commercial sales              6,285          7,462         54,411         50,567         87,217        77,946
    Industrial sales                              1,988          1,993          7,774          7,244         10,844        10,018
    Transportation for industrial
      customers                                  13,421         12,899         42,706         40,781         56,761        55,015
                                              ---------      ---------      ---------      ---------      ---------     ---------
      Total deliveries                           21,694         22,354        104,891         98,592        154,822       142,979
                                              =========      =========      =========      =========      =========     =========
  Natural gas revenue (per decatherm)
    Residential and commercial                $    8.79      $    5.79      $    7.87      $    5.56      $    7.04     $    5.37
    Industrial sales                               5.45           4.25           5.39           3.46           5.15          3.35
    Transportation for industrial
      customers                               $    0.13      $    0.12      $    0.13      $    0.12      $    0.13     $    0.12
  Heating degree days
    Colder (warmer) than normal                     (67%)           22%            (4%)          (14%)            2%          (12%)
  Number of customers at September 30,
    Residential and commercial                  714,941        690,205
    Industrial                                    1,329          1,345
                                              ---------      ---------
      Total                                     716,270        691,550
                                              =========      =========

REVENUES

Questar Gas' margin was 5% lower in the third quarter of 2001 when compared with the third quarter of 2000. In the third quarter of 2000, the Company received a $1.3 million refund of gas processing charges that reduced gas costs. The refund represented charges from several previous quarters. The margin was $2.3 million higher in the comparison of the nine-month periods ended September 30, 2001 and 2000 as a result of a 3.9% general rate increase, effective August 11, 2000, increased gas deliveries and new customers. These factors more than offset a 4.6% decline in temperature-adjusted usage per customer in the same nine-month comparison.

Total gas volumes delivered were 6% higher in the first nine months of 2001 compared with the same period of 2000. Volumes delivered to residential customers were up 8% due to temperatures that were near normal in the 2001 period compared with 14% warmer than normal in the 2000 period and a 3.6% increase in the number of customers. The third quarter 2001 acquisition of Utah Gas and Wyoming Industrial Gas added about 10,500 customers. The Company expects its customer base at December 31, 2001 will be 25,000 to 28,000 above the previous year.

EXPENSES

Operating and maintenance expenses were lower in the 2001 periods when compared with the 2000 periods presented due primarily to lower labor costs resulting from an early retirement program effective October 31, 2000. The reduction of labor costs amounted to about $4 million in the first nine months of 2001 partially offset by a $1.3 million increase in bad debt costs. Bad debt costs have risen in the last 12 months because of the convergence of higher gas prices, increasing number of customers and higher frequency of personal and business bankruptcies. Management is closely monitoring its receivables and is enforcing its credit policies to minimize future uncollectible receivables.

Depreciation expense was lower in the 2001 periods when compared with the same periods in 2000 due to computer equipment and software being fully depreciated. Other taxes decreased 13% in the first nine months of 2001 due to an adjustment of prior year taxes in 2000.

OTHER INCOME

Interest and other income was higher in the 2001 periods when compared with the prior year periods primarily due to interest earned on the undercollected purchased-gas adjustment balance and the investment in gas stored underground.


Natural Gas Transmission

Questar Pipeline conducts the natural gas transmission, storage and processing operations. Following is a summary of financial results and operating information.

                                                   3 Months Ended           9 Months Ended           12 Months Ended
                                                    September 30,            September 30,            September 30,
                                                 2001         2000         2001        2000         2001          2000
                                              ---------    ---------    ---------    ---------    ---------    ---------
FINANCIAL RESULTS - (dollars in thousands)
Revenues
  From unaffiliated customers                 $  12,754    $  10,454    $  35,848    $  30,355    $  47,993    $  39,639
  From affiliates                                17,710       17,733       56,563       57,097       76,042       77,427
                                              ---------    ---------    ---------    ---------    ---------    ---------
    Total revenues                            $  30,464    $  28,187    $  92,411    $  87,452    $ 124,035    $ 117,066
                                              =========    =========    =========    =========    =========    =========
Operating income                              $  14,052    $  13,739    $  43,992    $  43,458    $  57,387    $  57,453
Net income (loss)                             $   7,193    $   6,566    $  21,701    $  20,766    $  30,760    $  (6,087)

OPERATING STATISTICS
Natural gas transportation volumes (in
  thousands of decatherms)
    For unaffiliated customers                   53,516       44,228      143,522      109,126      193,000      145,987
    For Questar Gas                              14,303       13,357       78,735       73,718      113,200      103,262
    For other affiliated customers                1,981        2,436        3,986        5,437        6,919        8,126
                                              ---------    ---------    ---------    ---------    ---------    ---------
      Total transportation                       69,800       60,021      226,243      188,281      313,119      257,375
                                              =========    =========    =========    =========    =========    =========
   Transportation revenue (per decatherm)     $    0.27    $    0.28    $    0.25    $    0.28    $    0.24    $    0.28

REVENUES

Revenues were higher in the 2001 periods compared with the 2000 periods due primarily to increased revenues from transportation operations and gas processing operations. Transportation revenues increased 5% in the third quarter and first nine months of 2001 compared with the 2000 periods primarily from increased demand for firm-transportation service. Firm-transportation volumes reached 64.5 million decatherms (MMDth) in the third quarter of 2001, which was 20% higher than the third quarter of 2000. In the first nine months of 2001, firm-transportation volumes were 212.9 MMDth or 23% higher when compared with the prior-year period as a result of increased regional demand and power generation. A refund of gas processing fees reduced third quarter 2000 revenues by $1.3 million. Processing fees are determined on a cost-of-service basis and the refund was a result of lower depreciation expense.

EXPENSES

Operating and maintenance (O & M) expenses were higher in the 2001 periods when compared with the 2000 periods reported primarily because of legal fees, increased transportation activities accompanying the rise in gas volumes, gas processing costs and expenses associated with Questar Southern Trails Pipeline Company. The Company and its subsidiaries have incurred legal costs of $.8 million in the third quarter and $2.1 million in the nine-month period of 2001, primarily associated with defending its position in the TransColorado lawsuit. Fuel gas and other expenses of the gas processing activities increased $.7 million in the first nine months of 2001. Maintenance expenses for the Southern Trails Pipeline were $.4 million higher in the 2001 period. These increases in the first nine months of 2001 were partially offset by $1.8 million of reduced costs resulting from an early retirement program effective October 31, 2000.

Depreciation expense was higher in the 2001 periods compared with the 2000 periods as a result of an adjustment recorded in the third quarter 2000.

OTHER INCOME

Interest and other income for the 2001 periods were higher than the 2000 periods primarily from increased AFUDC (capitalized financing costs) associated with Questar Pipeline's construction projects. Earnings from unconsolidated affiliates includes the Company's share of operating losses from the TransColorado Pipeline partnership of $.5 million in the third quarter and $2.2 million for the first nine months of 2001.

Consolidated Results of Operations

REVENUES

Revenues in the third quarter of 2001 were 8% below the amount reported in the third quarter of 2001 due primarily to a 23% reduction of energy marketing volumes and a 26% decrease in energy marketing prices. In the comparison of the nine-month periods ended September 30, revenues were 32% higher in 2001 as a result of higher prices for gas production and increased prices and volumes associated with gas delivered to distribution customers.

EXPENSES

The cost of natural gas and other products sold, primarily includes natural gas distribution and energy marketing activities, was lower in the third quarter of 2001due to a decrease in energy costs and volumes. The cost of natural gas and other products sold was higher in the nine-month period ended September 30, 2001, primarily due to increased volumes and costs of deliveries to gas distribution customers.

Operating and maintenance expenses were higher in the 2001 periods presented when compared with the same periods in 2000 primarily due to adding gas and oil properties and a storage facility, increasing the number of natural gas customers and acquiring an internet services business. Consonus, an internet services business acquired mid-year 2000, recorded a $1.8 million restructuring charge in 2001. Consonus reported after tax losses of $1.7 million in the third quarter and $5.4 million in the first nine months of 2001 due to lower internet service revenues and higher expenses. Labor cost savings from an early-retirement program offered to qualifying employees partially offset the increases discussed.

Depreciation, depletion and amortization expense increased slightly in the 2001 periods presented when compared with the prior year as a result fully depreciating several information systems in 2000 and extending the estimated useful life of a processing plant. Amortization of goodwill was $1.0 million higher in the first nine months of 2001when compared with the same period of 2000.

Other taxes increased because of higher gas prices and the effect on production-related taxes. Debt expense was higher in the third quarter of 2001 because of increased borrowings, primarily to fund an acquisition, that more than offset lower rates.

OTHER INCOME

In the first quarter of 2001, the Company sold nonstrategic gas and oil and gathering properties and realized a $10.4 million pretax gain. In the first nine months of 2000, the Company recorded a $23.4 million pretax gain from selling securities. The sales of securities resulted in after tax gains of $4.1 million and $14.3 million in the third quarter and first nine months of 2000, respectively. In the third quarter of 2001, the Company wrote down its investment in securities by $1.5 million. There were no securities sales in the first half of 2001.

The effective income tax rate for the first nine months was 36.4% in 2001 and 35.2% in 2000. The Company recognized $5.1 million of nonconventional fuel tax credits in the 2001 period and $4.7 million in the 2000 period.


Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities for the first nine months of 2001 was $53.2 million higher than the amount generated in the same period of 2000. Increased net income, collection of cash deposited as collateral for qualifying hedges and collection of receivables were the primary explanations of the increase.

Investing Activities

A comparison of capital expenditures for the first nine months of 2001 and 2000 plus an estimate for calendar year 2001 is presented below. Capital expenditures for calendar year 2001 are estimated to be $987 million.

                                                                             Forecast
                                                        Actual               12 Months
                                                    9 Months Ended            Ended
                                                     September 30,           Dec. 31,
                                                  2001          2000           2001
                                                --------      --------       -------
                                                          (In Thousands)
Questar Market Resources                        $547,937      $132,166       620,200
Questar Regulated Services
    Natural gas distribution                      53,332        46,123        76,200
    Natural gas transmission                      90,827        32,285       278,500
    Other                                          1,783           588         4,800
                                                --------      --------       -------
          Total Questar Regulated Services       145,942        78,996       359,500
Corporate and other operations                     5,649        10,010         7,300
                                                --------      --------       -------
                                                $699,528      $221,172      $987,000
                                                ========      ========      ========

Financing Activities

In the first nine months of 2001, investing activities exceeded net cash provided from operating activities by $398.2 million as a result of acquiring SEI for $403 million of cash including assumed debt. The Company financed the acquisition through bank borrowings. Financing for the remaining capital expenditures forecasted for 2001 is expected to come from cash provided from operating activities, bank borrowings and issuing long-term debt.

Short-term borrowings at September 30, 2001 were comprised of $355.4 million of commercial paper and $110.4 million of short-term bank loans. A year earlier, the Company had issued $152.5 million of commercial paper . In July 2001, QMR borrowed $403 million to finance its acquisition of SEI. QMR expects to refinance $200 million of temporary loans through an offering of long-term notes sometime in the fourth quarter of 2001. On March 6, 2001, Questar Market Resources issued $150 million of medium-term notes and used the proceeds to repay $139 million of long-term bank loans. On May 11, 2001, Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes with maturities from nine months to 30 years. Questar Pipeline issued $100 million of medium-term notes on May 29 and $80 million on September 26. Questar Gas issued $60 million of medium-term notes on October 9, 2001.


Regulatory Matters

On October 23, 2001, the Utah Supreme Court unanimously reversed a Public Service Commission of Utah (PSCU) decision and agreed with Questar Gas' position that certain gas processing costs should have been considered for recovery through usual pass-through proceedings. In December 1999, PSCU denied the Company's request to recover certain costs of processing gas to remove carbon dioxide on procedural grounds. In denying the Company's request, the PSCU provided guidance to seek recovery of future processing fees through other rate making procedures. The Company filed a general rate case that, when settled in August 2000, provided $5 million yearly toward processing costs. The Company appealed to the Utah Supreme Court, maintaining that the gas-balancing account and pass-through proceedings were the proper mechanisms for recovering those processing costs. The Court's decision sends the case back to the PSCU and allows the opportunity for the Company to seek recovery of incurred costs. The Company does not know if its further requests for recovery will be contested on other grounds.

On August 30, 2001, the Company filed a pass-on request with the Public Service Commission of Wyoming (PSCW) seeking a $4.6 million reduction of future gas costs collected in rates. The PSCW approved the request. On September 17, 2001, Questar Gas filed a pass-through request with the PSCU that will reduce gas costs in Utah rates by $110.9 millions over the 12 months following an October 1, 2001 effective date. The PSCU gave tentative approval of the request.


Business Development

On October 5, 2001, QMR announced an agreement with Western Gas Resources, Inc. to form a joint venture that will provide gas gathering and compression services to the Hoback Basin, including Pinedale Anticline and Jonah Field areas in southwest Wyoming. A subsidiary of Questar Gas Management (QGM) and a subsidiary of Western Gas Resources have formed Rendezvous Gas Services, L.L.C. Each entity will contribute certain assets to the joint venture and Rendezvous will construct and operate gas pipeline and compression facilities with the capacity to transport approximately 275 MMcf per day of gas product from Hoback Basin. In addition, the joint venture will deliver gas for blending and processing services to Granger and Blacks Fork processing plants. QGM is a 50% owner and the operator of the Blacks Fork processing plant. Western Gas Resources owns the Granger plant.


Quantitative and Qualitative Disclosures about Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that subjects it to exchange-rate risk. QMR also has reserved pipeline capacity for which it is obligated to pay $3 million annually for the next several years, regardless of whether it is able to market the capacity to others.

HEDGING POLICY

The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from downward moves in commodity prices. The Company will target between 50 and 75% of the current year's production to be hedged at or above budget levels by the end of March in the current year. The Company will ladder in these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

ENERGY-PRICE RISK MANAGEMENT

Oil and natural gas prices fluctuate in response to changes in supply and demand. Market Resources bears a majority of the risk associated with commodity price changes and uses hedge arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

QMR held hedge contracts covering the price exposure for about 69.1 million dth of gas and 1.4 million barrels of oil at September 30, 2001. A year earlier the contracts covered 49.8 million dth of natural gas and 1.3 million barrels of oil. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions. A portion of the contracts at September 30, 2001 had terms extending through December 2003. About 77% of those contracts, representing approximately $24.6 million, settle and will be reclassified from other comprehensive income in the next 12 months.

The undiscounted mark-to-market adjustment of financial gas and oil price-hedging contracts at September 30, 2001 was a positive $33.1 million. A 10% decline in gas and oil prices would add $12.6 million to the mark-to-market calculation; while a 10% increase in prices would deduct $12.7 million. The mark-to-market adjustment of gas and oil price-hedging contracts at September 30, 2000 was a negative $80.8 million. A 10% decline in gas and oil prices at that time would decrease the mark-to-market adjustment by $18.9 million to $61.9 million. Conversely, a 10% increase in prices would have resulted in an $18.8 million negative mark-to-market adjustment to a negative $99.6 million balance at that date. The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

INTEREST-RATE RISK MANAGEMENT

As of September 30, 2001, the Company owed $172 million of variable-rate long-term debt. The book value of variable-rate debt approximates fair value. Effective October 2001, the Company hedged $100 million of variable-rate debt by entering a fixed-rate interest swap for one year.

SECURITIES AVAILABLE FOR SALE

Securities available for sale represent equity securities of high-tech and communication enterprises traded on national exchanges. In 2001, the value of these investments has decreased dramatically and is reflected in comprehensive income. In the third quarter of 2001, as a result of market value falling below book basis for two consecutive quarters, the Company wrote down its investment in XO Communications $1.5 million. A 10% change in prices of the entire portfolio would result in a $1.2 million change of value as of September 30, 2001.

FOREIGN CURRENCY RISK MANAGEMENT

The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to $35.5 million (U.S.), is expected to be repaid from future operations of the foreign company.


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) 141, "Business Combinations," which addresses financial accounting and reporting for business combinations.

SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. The Company complied with this new accounting pronouncement in recording two acquisitions closed in the third quarter of 2001.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least yearly for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In 2001, the Company will continue to amortize goodwill acquired prior to July 1, 2001, but will not amortize goodwill acquired subsequent to July 1, 2001. The Company has not yet fully evaluated the impact the remaining provisions of SFAS 142.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of gas and oil and rate-regulated assets. SFAS 143 is effective for years beginning after June 15, 2002. The Company has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for years beginning after December 15, 2001. The Company has not evaluated the impact of SFAS 144.


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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include changes in general economic conditions, gas and oil prices and supplies, competition, rate and regulatory issues, regulation of the Wexpro settlement agreement, availability of gas and oil properties for sale or for exploration and other factors beyond the control of the Company. These other factors include the rate of inflation, quoted prices of securities available for sale, the weather and other natural phenomena, the effect of accounting policies issued periodically by accounting standard-setting bodies, possible adverse repercussions from terrorist attacks or acts of war, and adverse changes in the business or financial condition of the Company.

                                     Part II

                                Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   The following exhibit has been filed as part of this report.

     Exhibit No.    Exhibit
     -----------    -------
          3.        Bylaws (as amended effective October 25, 2001).

     b. The Company did not file any Current Reports on Form 8-K during the quarter.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUESTAR CORPORATION
                                          (Registrant)


NOVEMBER 13, 2001                       /s/R. D. Cash
-----------------                       ---------------------------------------
    (Date)                              R. D. Cash
                                        Chairman of the Board and
                                        Chief Executive Officer


NOVEMBER 13, 2001                       /s/S. E. Parks
-----------------                       ---------------------------------------
    (Date)                              S. E. Parks
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit
-------   -------
   3.     Bylaws (as amended effective October 25, 2001). (Exhibit No. 3.2. Form
          10-K Annual Report for 2000.)