Form 10-K405/A
period 2000-12-31
QUESTAR CORP
filed 2002-01-16
CIK 751652

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. One
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                           Commission File No. 1-8796


                               QUESTAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         State of Utah                                               87-0407509
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


180 East 100 South, P.O. Box 45433, Salt Lake City, Utah             84145-0433
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:              (801) 324-5000
                                                                ----------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                               ON WHICH REGISTERED
           -------------------                             ---------------------
           Common Stock, Without Par Value, with         New York Stock Exchange
           Common Stock Purchase Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

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

                                TABLE OF CONTENTS

HEADING                                                                                                        PAGE
                                                       PART II

Item 6.   SELECTED FINANCIAL DATA................................................................................. 2

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATION............................................................................................... 3

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................. 14

                                                       PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K................................................................................ 17

SIGNATURES....................................................................................................... 55

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

                                                      2000         1999          1998         1997         1996
                                                   -----------------------------------------------------------------
                                                             (In Thousands, Except Per Share Amounts)
Revenues                                           $1,266,153     $924,219      $906,256     $936,337     $817,981
Operating expenses
  Cost of natural gas and other products sold         562,229      352,554       367,932      399,941      314,271
  Operating and maintenance                           251,477      221,082       208,190      205,723      196,389
  Depreciation, depletion and amortization            142,491      132,164       118,745      113,063       93,827
  Other expenses                                       61,989       45,580        57,998       61,170       36,390
                                                   -----------------------------------------------------------------
    Total operating expenses                        1,018,186      751,380       752,865      779,897      640,877
                                                   -----------------------------------------------------------------

    Operating income                                 $247,967     $172,839      $153,391     $156,440     $177,104
                                                   =================================================================
Interest and other income                             $39,463      $78,700       $17,021      $22,481      $11,109

Write-down of investment in partnership                            (49,700)

Net income                                           $149,477      $96,852       $89,310      $98,630     $100,014

Basic earnings per common share                         $1.86        $1.17         $1.08        $1.20        $1.22
Diluted earnings per common share                       $1.85        $1.17         $1.08        $1.19        $1.21

Dividends per share                                    $0.685        $0.67       $0.6525        $0.62        $0.60
Book value per common share                            $11.79       $10.99        $10.27        $9.79        $8.97

Total assets                                       $2,472,027   $2,184,734    $2,111,540   $1,874,974   $1,757,116
Net cash provided from operating
activities                                            252,067      207,331       278,005      197,596      177,175
Capital expenditures                                  315,142      261,983       455,477      208,359      289,314

Capitalization

   Long-term debt, less current portion              $714,537     $735,043      $615,770     $541,986     $555,509
   Redeemable cumulative preferred stock                                                                     4,828
   Common stock                                       952,632      894,516       848,752      803,858      736,341
                                                   -----------------------------------------------------------------
     Total capitalization                          $1,667,169   $1,629,559    $1,464,522   $1,345,844   $1,296,678
                                                   =================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

On July 1, 2001, Questar Market Resources (QMR) elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. The change was prompted by an acquisition of a company that uses successful efforts. A subsidiary, Wexpro, has always employed the successful efforts method. Management believes that the successful efforts method is preferable and will more accurately present the results of operations of the Company's exploration, development and production activities, minimizes asset write-downs caused by temporary declines in gas and oil prices and reflects impairment of the carrying value of the Company's gas and oil properties only when there has been an other-than-temporary decline in their fair value.

Prior years financial statements have been retroactively restated to reflect this change in accounting method. As a result of the change in accounting method, previously reported earnings decreased $7.2 million ($.09 per share) and $2.0 million ($.03 per share) for the years ended December 31, 2000 and 1999, respectively, and increased $9.4 million ($.15 per share) for the year ended December 31, 1998.

Questar Corporation earned $149.5 million in 2000, representing a 54% improvement over net income reported for 1999. Following is a year to year comparison of net income by line of business.

                                                             2000            1999       Change       Percentage
                                                         -------------------------------------------------------
                                                                   (Dollars in thousands)
Questar Market Resources (Restated)                       $77,808         $43,888        $33,920             77%
Questar Regulated Services                                 54,332          11,079         43,253            390%
Corporate and other operations                             17,337          41,885        (24,548)            -59%
                                                         ---------------------------------------
                                                         $149,477         $96,852        $52,625             54%
                                                         =======================================

Earnings per diluted common share                           $1.85           $1.17          $0.68             58%

Questar Market Resources' net income rose 77% in 2000 compared with 1999 due primarily to higher energy prices, a 10% increase in natural gas production and increased investment by Wexpro in gas-development properties.

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

RESULTS OF OPERATIONS

QUESTAR MARKET RESOURCES (Market Resources) conducts Questar's exploration and production, gas development, gathering, processing and marketing activities. Following is a restated summary of financial results and operating information.

                                                                     YEAR ENDED DECEMBER 31,
                                                             2000            1999           1998
                                                        -------------------------------------------
                                                                       (IN THOUSANDS)
OPERATING INCOME
Revenues

  Natural gas sales                                      $193,359        $125,245        $98,767
  Oil and natural gas liquids sales                        59,901          41,521         36,722
  Cost-of-service gas operations                           74,492          61,705         61,448
  Energy marketing                                        379,760         243,296        234,565
  Gas gathering and processing                             29,278          22,341         21,954
  Other                                                     5,263           4,203          4,816
                                                        -------------------------------------------
        Total revenues                                    742,053         498,311        458,272

Operating expenses

  Energy purchases                                        369,752         239,201        230,462
  Operating and maintenance                               106,761          79,719         73,460
  Exploration                                               7,917           5,321          6,069
  Depreciation, depletion and amortization                 85,025          73,028         64,965
  Abandonment and impairment of oil
    and gas properties                                      3,418           7,535         15,137
  Other taxes                                              36,262          21,516         24,988
  Wexpro settlement agreement -
    oil income sharing                                      4,758           2,292          1,053
                                                        -------------------------------------------
        Total operating expenses                          613,893         428,612        416,134
                                                        -------------------------------------------
          Operating income                               $128,160         $69,699        $42,138
                                                        ===========================================

OPERATING STATISTICS
Production volumes

    Natural gas (in MMcf)                                  68,963          62,712         51,309
    Oil and natural gas liquids (in Mbbl)
Questar Exploration & Production                            2,225           2,311          2,340
Wexpro                                                        521             555            554
Production revenue
     Natural gas (per Mcf)                                  $2.80           $2.00          $1.92
     Oil and natural gas liquids (per bbl)
 Questar Exploration & Production                          $20.50          $13.92         $12.70
 Wexpro                                                    $27.43          $16.84         $12.64
Wexpro investment base, net
     of deferred income taxes (in millions)                $124.8          $108.9          $97.6
Energy-marketing volumes

    (in thousands of equivalent dth)                      105,632         112,982        113,513
Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers                             92,969          84,961         72,908
    For Questar Gas                                        36,791          32,050         29,893
    For other affiliated customers                         25,068          19,659         17,720
                                                        -------------------------------------------
        Total gathering                                   154,828         136,670        120,521
                                                        ===========================================
    Gathering revenue (per dth)                             $0.13           $0.15          $0.16

REVENUES

Revenues were 49% higher in 2000 when compared with 1999 because of higher prices for natural gas, oil and NGL and increased natural gas production. Natural gas production rose 10% to 69 Bcf and the average selling price increased 40%. U. S. gas production increased 3% to 61.7 Bcf, while Canadian production rose 152% to 7.3 Bcf. Questar acquired Canadian reserves and producing properties in January 2000. Approximately 53% of gas production in 2000 was hedged at an average price of $2.16 per Mcf, net to the well. Hedging activities reduced revenues from gas sales by $33.7 million in 2000 but had an insignificant impact in 1999 and 1998.

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

OPERATING EXPENSES (RESTATED)

Operating and maintenance expenses were 34% higher in 2000 primarily due to an increase in the number of gas and oil properties and increased legal costs in the settlement of a major case. Exploration expense increased 49% in 2000 compared with 1999 primarily as a result of drilling dry exploratory wells. Lower dry hole expense caused a 12% decrease in exploration expense in 1999 compared with 1998. Depreciation, depletion and amortization expense (DD&A) increased 16% in 2000 due largely to a 10% increase in natural gas production. The average DD&A rate for oil and gas properties was $.78 per thousand cubic feet equivalent (Mcfe) for 2000, up from $.71 per Mcfe in 1999. Abandonment and impairment of oil and gas properties in 1998 reflects a write off of assets amounting to $14.7 million as a result of lower energy prices. Other taxes, primarily production related, rose 69% in 2000 driven by higher revenues and prices.

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

Market Resources achieved a five-year average finding cost of $.82 per Mcfe, excluding cost-of-service operations, in 2000 compared with $.86 per Mcfe in 1999.

QUESTAR REGULATED SERVICES (Regulated Services) conducts Questar's natural gas-distribution, transmission, storage and nonregulated retail energy services.

Natural Gas Distribution - Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:

                                                                     YEAR ENDED DECEMBER 31,
                                                           2000            1999           1998
                                                        ----------------------------------------
                                                                       (IN THOUSANDS)
OPERATING INCOME
Revenues

  Residential and commercial sales                       $467,293        $396,882       $425,452
  Industrial sales                                         38,993          28,938         29,555
  Industrial transportation                                 6,968           6,594          6,480
  Other                                                    23,508          17,523         15,336
                                                        ----------------------------------------
        Total revenues                                    536,762         449,937        476,823
  Natural gas purchases                                   334,193         257,265        281,004
                                                        ----------------------------------------
                                                          202,569         192,672        195,819
Margin

Operating expenses

  Operating and maintenance                               101,486         103,308         96,923
  Depreciation and amortization                            34,450          36,426         33,261
  Other taxes                                              10,213           7,625          8,185
                                                        ----------------------------------------
        Total operating expenses                          146,149         147,359        138,369
                                                        ----------------------------------------
          Operating income                                $56,420         $45,313        $57,450
                                                        ========================================

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales                         83,373          82,201         83,231
  Industrial deliveries
    Sales                                                  10,314           9,823          9,681
    Transportation                                         54,836          51,643         55,461
                                                        ----------------------------------------
      Total industrial                                     65,150          61,466         65,142
                                                        ----------------------------------------
        Total deliveries                                  148,523         143,667        148,373
                                                        ========================================

                                                                     YEAR ENDED DECEMBER 31,
                                                            2000            1999           1998
                                                          --------------------------------------
Natural gas revenue (per dth)
  Residential and commercial                                $5.60           $4.83          $5.11
  Industrial sales                                           3.78            2.95           3.05
  Transportation for industrial customers                    0.13            0.13           0.12
System natural gas cost (per dth)                           $3.54           $2.61          $2.57
Heating degree days (normal 5,609)                          5,402           5,317          5,462
  Warmer than normal                                           4%              5%             3%
Number of customers at December 31,
   Residential and commercial                             703,306         684,950        662,084
   Industrial                                               1,323           1,367          1,308
                                                          --------------------------------------
                                                          704,629         686,317        663,392
                                                          ======================================

MARGIN (REVENUES LESS NATURAL GAS PURCHASES)

Questar Gas' margin increased 5% in 2000 when compared with 1999 after declining by 2% in the prior- year comparison. The improvement was primarily the result of a $13.5 million annual general rate increase. A $7.1 million portion of the Utah rate increase went into effect January 1, 2000, with the remainder reflected in rates beginning August 11, 2000. The rate case authorized Questar Gas to earn up to an 11% return on equity and included $5 million for annual gas processing costs. The rate case resolved an issue in which the Public Service Commission of Utah (PSCU) had denied recovery of $3.6 million of gas processing costs in 1999.

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

Natural Gas Transmission - Questar Pipeline conducts natural gas-transmission and storage operations. Following is a summary of financial results and operating information:


                                                                     Year Ended December 31,
                                                            2000            1999           1998
                                                         ----------------------------------------
                                                                      (IN THOUSANDS)
OPERATING INCOME
Revenues
  Transportation                                          $72,547         $69,885        $70,824
  Storage                                                  37,711          37,647         36,463
  Processing                                                6,763           3,570
  Other                                                     2,055           1,058          1,270
                                                         ----------------------------------------
        Total revenues                                    119,076         112,160        108,557

Operating expenses

  Operating and maintenance                                43,761          38,534         38,832
  Depreciation and amortization                            15,391          16,743         13,927
  Other taxes                                               3,071           2,488          2,600
                                                         ----------------------------------------
        Total operating expenses                           62,223          57,765         55,359
                                                         ----------------------------------------
          Operating income                                $56,853         $54,395        $53,198
                                                         ========================================

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers                            158,604         135,886        120,747
    For Questar Gas                                       108,183         105,499        107,501
    For other affiliated customers                          8,370          12,153         26,878
                                                         ----------------------------------------
       Total transportation                               275,157         253,538        255,126
                                                         ========================================
   Transportation revenue (per dth)                         $0.26           $0.28          $0.28

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

                                                                     YEAR ENDED DECEMBER 31,
                                                            2000            1999           1998
                                                         ----------------------------------------
                                                                      (IN THOUSANDS)
OPERATING INCOME
Revenues                                                  $73,409         $57,679        $47,907

Operating expenses
  Cost of products sold                                    24,640           9,651          1,515
  Operating and maintenance                                33,506          37,516         37,113
  Depreciation and amortization                             7,590           5,953          6,575
  Other taxes                                               1,073           1,071          1,019
                                                         ----------------------------------------
        Total operating expenses                           66,809          54,191         46,222
                                                         ----------------------------------------
          Operating income                                 $6,600          $3,488         $1,685
                                                         ========================================


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

CONSOLIDATED OPERATING RESULTS (Restated)

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

Questar Regulated Services initiated an early retirement window program effective October 31, 2000. A total of 262 employees from Questar Gas, Questar Pipeline and Questar Regulated Services elected to retire. The window program is projected to result in pretax labor-cost savings for Regulated Services of $6-8 million yearly.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization (DD&A) increased 8% in 2000 when compared with 1999 as a result of increased gas production and investment in depreciable assets. The average DD&A rate for oil and gas wells was $.78 per thousand cubic feet equivalent (Mcfe) in 2000, up from $.71 per Mcfe in 1999. Software that reached the end of its depreciable life and an increase of the estimated useful life of a processing plant resulted in a $4.1 million reduction of 2000 depreciation expense. DD&A was 11% higher in 1999 as a result of increased gas production and more investment in exploration and production, distribution and transmission facilities.

EXPLORATION AND ABANDONMENT AND IMPAIRMENT OF OIL AND GAS PROPERTIES

Exploration expense increased 49% in 2000 compared with 1999 primarily as a result of drilling dry exploratory wells. Lower dry hole expense caused a 12% decrease in exploration expense in 1999 compared with 1998. Abandonment and impairment of oil and gas properties in 1998 reflects a write off of assets amounting to $14.7 million as a result of lower energy prices.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                            2000            1999           1998
                                                         ----------------------------------------
                                                                       (IN THOUSANDS)
Gain from sales of securities                             $26,523         $60,720        $10,474
Interest income and other earnings                          8,025           7,523          3,087
Gain (loss) from selling properties                        (1,784)          6,242            142
Allowance for borrowed funds
     used during construction                               4,476           2,017          1,426
Return earned on working-gas inventory                      2,223           2,198          1,892
                                                         ----------------------------------------
     Interest and other income                            $39,463         $78,700        $17,021
                                                         ========================================

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

INCOME TAXES

The effective combined federal, state and foreign income tax rate was 34.4% in 2000, 32.5% in 1999 and 28.8% in 1998. Income tax rates were below the combined statutory rate of about 38% primarily due to nonconventional fuel credits, which amounted to $6.5 million in 2000, $7.2 million in 1999 and $8 million in 1998. In addition, a Colorado state income tax credit derived from conducting business in a designated enterprise zone reduced state income taxes by $3.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities (Restated)

                                                                  YEAR ENDED DECEMBER 31,
                                                           2000            1999           1998
                                                         ----------------------------------------
                                                                      (IN THOUSANDS)
Net income                                               $149,477         $96,852        $89,310
Adjustments to net income                                 173,428         135,981        118,928
Changes in operating assets and liabilities               (70,838)        (25,502)        69,767
                                                         ----------------------------------------
  Net cash provided from operating activities            $252,067        $207,331       $278,005
                                                         ========================================

Net cash provided from operating activities increased 22% in 2000 when compared with 1999 due primarily to a 54% increase in net income. Changes in operating assets and liabilities resulted in a decrease of cash flow due to the timing differences associated with the effect of higher energy prices on accounts receivable and the purchased-gas adjustments. This was partially offset by the change in accounts payable. Interest bearing deposits with energy brokers, included in accounts receivable, increased significantly in 2000. Net cash provided from operating activities decreased 25% in 1999 compared with 1998 as a result of disbursements on accounts payable. The balance in payables was higher at the end of 1998 due to construction projects completed in 1999. The write-downs of investments in partnership and oil and gas properties were noncash expenses.

Investing Activities (Restated)

Capital expenditures amounted to $315.1 million in 2000 and $262 million in 1999. Capital spending in 2001 is expected to range between $354 million and $563 million. The upper spending level is contingent upon several key projects going forward. A 75-mile pipeline planned for central Utah is awaiting final environmental approval. If approval is received in 2001 and the pipeline is constructed, Questar Pipeline could spend an additional $74 million. Another major pipeline project, Questar Southern Trails Pipeline could begin construction in 2001 pending final right of way agreements. This would further increase capital spending by $45 million. The development of Questar's e-commerce business is dependent upon the level of outside venture capital invested.


                                                                  YEAR ENDED DECEMBER 31,
                                                            2001
                                                          Forecast          2000           1999
                                                         ----------------------------------------
                                                                      (IN THOUSANDS)
Questar Market Resources
  Exploratory drilling                                     $2,500            $446         $1,173
  Development drilling                                     76,000          97,361         64,642
  Other exploration                                         2,800             342         13,808
  Reserve acquisitions                                     32,000          65,130          3,704
  Production                                                5,100           8,382          8,746
  Gathering and processing                                 28,000           3,330         12,705
  Electric generation                                      25,000
  Storage                                                   7,100          11,513          4,108
  General                                                   1,500             855         19,362
                                                         ----------------------------------------
                                                          180,000         187,359        128,248

                                                                     YEAR ENDED DECEMBER 31,
                                                          2001
                                                         Forecast           2000           1999
                                                         ----------------------------------------
                                                                  (IN THOUSANDS)
Questar Regulated Services
Natural gas distribution
Distribution system and

customer additions                                         49,900          49,454         50,077
General                                                    17,800          16,313         18,370
                                                         ----------------------------------------
                                                           67,700          65,767         68,447
Natural gas transmission

Transmission system                                        20,700          15,312         11,936
Storage                                                    11,900             333          1,571
Partnerships                                                7,900           9,024         14,414
Southern Trails Pipeline                                                   13,975         14,639
Processing plant                                                              250          2,912
General                                                     6,600           4,141          4,952
                                                         ----------------------------------------
                                                           47,100          43,035         50,424
                                                         ----------------------------------------

Other                                                       2,100           1,167          1,385
                                                         ----------------------------------------
Total Questar Regulated Services                          116,900         109,969        120,256

Corporate and other operations
Electronic commerce                                        49,900          12,878          4,296
Communications and technology                               3,100           1,317          3,472
General                                                     3,600           3,619          5,711
                                                         ----------------------------------------
                                                           56,600          17,814         13,479
                                                         ----------------------------------------
                                                         $353,500        $315,142       $261,983
                                                         ========================================

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

         (a)(3) Exhibits. The following is a list of exhibits required to be filed as a part of this Report in Item 14(c).

EXHIBIT NO.       DESCRIPTION
-----------       -----------
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

     3.1.*        Restated Articles of Incorporation as amended effective May
                  19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)

     3.2.*        Bylaws (as amended effective August 14, 2001). (Exhibit No.
                  3.2. to Form 10-Q Report for Quarter ended September 30,
                  2001.)

     4.1.*(1)     Rights Agreement dated as of February 13, 1996, between the
                  Company and Chemical Mellon Shareholder Services L.L.C.
                  pertaining to the Company's Shareholder Rights Plan. (Exhibit
                  No. 4. to Current Report on Form 8-K dated February 13, 1996.)

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

     10.2*.(2)    Questar Corporation Annual Management Incentive Plan, as
                  amended and restated effective February 13, 2001. (Exhibit No.
                  10.2. to Form 10-K Annual Report for 2000.)

     10.3.*(2)    Questar Corporation Executive Incentive Retirement Plan, as
                  amended and restated effective May 19, 1998. (Exhibit No.
                  10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)



     10.4.*(2)    Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective March 1, 2001. (Exhibit No. 10.4. to
                  Form 10-K Annual Report for 2000.)

     10.5.*(2)    Questar Corporation Executive Severance Compensation Plan, as
                  amended and restated effective May 19, 1998. (Exhibit No.
                  10.3. to Form 10-Q Report for Quarter Ended June 30, 1998.)

     10.6.*(2)    Questar Corporation Deferred Compensation Plan for Directors,
                  as amended and restated effective October 26, 2000. (Exhibit
                  No. 10.6. to Form 10-K Annual Report for 2000.)

     10.7.*(2)    Questar Corporation Supplemental Executive Retirement Plan, as
                  amended and restated effective June 1, 1998. (Exhibit No.
                  10.6. to Form 10-Q Report for Quarter Ended June 30, 1998.)

     10.8.*(2)    Questar Corporation Stock Option Plan for Directors, as
                  amended and restated effective October 29, 1998. (Exhibit No.
                  10.10. to Form 10-Q Report for Quarter Ended September 30,
                  1998.)

     10.9.*(2)    Form of Individual Indemnification Agreement dated February 9,
                  1993 between Questar Corporation and Directors. (Exhibit No.
                  10.11. to Form 10-K Annual Report for 1992.)

     10.10.*(2)   Questar Corporation Deferred Share Plan, as amended and
                  restated effective May 19, 1998. (Exhibit No. 10.7. to Form
                  10-Q Report for Quarter Ended June 30, 1998.)

     10.11.*(2)   Questar Corporation Deferred Compensation Plan, as amended and restated effective October 26, 2000. (Exhibit No. 10.11. to
                  Form 10-K Annual Report for 2000.)

     10.12.*(2)   Questar Corporation Directors' Stock Plan as approved May 21,
                  1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter
                  ended June 30, 1996.)

     10.13.*(2)   Questar Corporation Deferred Share Make-Up Plan. (Exhibit No.
                  10.8. to Form 10-Q Report for Quarter Ended June 30, 1998.)

     10.14.*(2)   Questar Corporation Special Situation Retirement Plan.
                  (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June
                  30, 1998.)

     10.15.*      Employment Agreement between Questar Corporation and Keith O.
                  Rattie effective February 1, 2001. (Filed as Exhibit No.
                  10.15. to Form 10-K Annual



                  Report for 2000.)

     21.          Subsidiary Information. (Filed as Exhibit No. 21. to Form 10-K
                  Report for 2000.)

     23.01        Consent of Independent Auditors.

     24.          Power of Attorney. (Filed as Exhibit No. 24. to Form 10-K
                  Report for 2000.)

     99.1.        Undertakings for Registration Statements on Form S-3 (No.
                  33-48168) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800,
                  33-40801, 33-48169, 333-04913, and 333-04951). (Filed as
                  Exhibit No. 99.1. to Form 10-K Report for 2000.)

-----------------------
         *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

         (1)The name of the Rights Agent has been changed to USBank National Association.

         (2)Exhibit so marked is management contract or compensation plan or arrangement.

         (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 2000.

                          ANNUAL REPORT ON FORM 10-K/A

                     ITEM 8, ITEM 14(a) (1) and (2), and (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2000

                               QUESTAR CORPORATION

                              SALT LAKE CITY, UTAH


FORM 10-K/A -- ITEM 14 (a) (1) AND (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following financial statements of Questar Corporation and subsidiaries are included in Item 8:

         Consolidated statements of income--Years ended December 31, 2000, 1999 and 1998

         Consolidated balance sheets--December 31, 2000 and 1999

         Consolidated statements of common shareholder's equity--Years ended December 31, 2000, 1999 and 1998

         Consolidated statements of cash flows--Years ended December 31, 2000, 1999 and 1998

         Notes to consolidated financial statements

Financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
Questar Corporation


We have audited the accompanying consolidated balance sheets of Questar Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for oil and gas operations.


/s/ Ernst & Young, LLP


Salt Lake City, Utah
March 6, 2001 except for
Note 1, as to which the
date is November 30, 2001 and
Note 2, as to which the date is July 31, 2001

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Restated)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          2000           1999          1998
                                                                      ------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES                                                               $1,266,153      $ 924,219     $ 906,256

OPERATING EXPENSES
  Cost of natural gas and other products sold                             562,229        352,554       367,932
  Operating and maintenance                                               251,477        221,082       208,191
  Depreciation, depletion and amortization                                142,491        132,164       118,745
  Exploration                                                               7,917          5,321         6,069
  Abandonment and impairment of oil
     and gas properties                                                     3,418          7,535        15,137
  Other taxes                                                              50,654         32,724        36,792
                                                                      ------------------------------------------

    TOTAL OPERATING EXPENSES                                            1,018,186        751,380       752,866
                                                                      ------------------------------------------

    OPERATING INCOME                                                      247,967        172,839       153,390

INTEREST AND OTHER INCOME                                                  39,463         78,700        17,021

OPERATIONS OF UNCONSOLIDATED
   AFFILIATES
     Income (loss)                                                          3,996         (4,356)        2,917
     Write-down of investment in partnership                                             (49,700)
                                                                      ------------------------------------------
                                                                            3,996        (54,056)        2,917

DEBT EXPENSE                                                              (63,510)       (53,944)      (47,971)
                                                                      ------------------------------------------

     INCOME BEFORE INCOME TAXES                                           227,916        143,539       125,357

INCOME TAXES                                                               78,439         46,687        36,047
                                                                      ------------------------------------------

     NET INCOME                                                         $ 149,477       $ 96,852      $ 89,310
                                                                      ==========================================

EARNINGS PER COMMON SHARE
   Basic                                                                   $ 1.86         $ 1.17        $ 1.08
   Diluted                                                                 $ 1.85         $ 1.17        $ 1.08

Average common shares outstanding
   Basic                                                                   80,412         82,547        82,365
   Diluted                                                                 80,915         82,676        82,817

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Restated)

ASSETS                                                                        DECEMBER 31,
                                                                          2000           1999
                                                                       ----------------------------
                                                                              (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents                                               $ 9,416        $ 8,291
  Accounts receivable                                                     277,331        143,987
  Unbilled gas accounts receivable                                         45,293         37,287
  Federal income taxes recoverable                                          9,694
  Inventories, at lower of average cost or market
    Gas and oil storage                                                    30,062         27,360
    Materials and supplies                                                 10,472         10,254
  Purchased-gas adjustments                                                35,565            432
  Prepaid expenses and other                                                9,189         11,249
                                                                       ----------------------------
     TOTAL CURRENT ASSETS                                                 427,022        238,860

PROPERTY, PLANT AND EQUIPMENT
  Questar Market Resources                                              1,400,159      1,225,321
  Questar Regulated Services - gas distribution                         1,067,362      1,013,599
  Questar Regulated Services - gas transmission                           731,246        698,236
  Questar Regulated Services - other                                        5,764          4,493
  Corporate and other operations                                           82,603         72,769
                                                                       ----------------------------
                                                                        3,287,134      3,014,418
LESS ALLOWANCES FOR DEPRECIATION
     AND AMORTIZATION
  Questar Market Resources                                                662,923        587,603
  Questar Regulated Services - gas distribution                           447,496        421,111
  Questar Regulated Services - gas transmission                           243,006        228,784
  Questar Regulated Services - other                                        3,073          2,542
  Corporate and other operations                                           43,661         40,727
                                                                       ----------------------------
                                                                        1,400,159      1,280,767
                                                                       ----------------------------
     NET PROPERTY, PLANT AND EQUIPMENT                                  1,886,975      1,733,651

SECURITIES AVAILABLE FOR SALE                                              33,019         94,945

INVESTMENT IN UNCONSOLIDATED
     AFFILIATES                                                            34,505         25,269

OTHER ASSETS
  Regulatory assets                                                        37,646         26,025
  Goodwill, net                                                            20,514          7,750
  Cash held in escrow                                                       5,387         36,727
  Other noncurrent assets                                                  26,959         21,507
                                                                       ----------------------------
      TOTAL OTHER ASSETS                                                   90,506         92,009
                                                                       ----------------------------

                                                                       $2,472,027     $2,184,734
                                                                       ============================

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              DECEMBER 31,
                                                                          2000           1999
                                                                       ----------------------------
                                                                             (IN THOUSANDS)
CURRENT LIABILITIES
  Short-term debt                                                       $ 209,139      $ 144,115
  Accounts payable and accrued expenses
    Accounts and other payables                                           273,892        132,473
    Federal income taxes                                                                  17,374
    Other taxes                                                            30,718         22,315
    Deferred income taxes                                                  13,515            164
    Interest                                                                7,300          7,518
                                                                       ----------------------------
      Total accounts payable and accrued expenses                         325,425        179,844
                                                                       ----------------------------
     TOTAL CURRENT LIABILITIES                                            534,564        323,959


LONG-TERM DEBT                                                            714,537        735,043


DEFERRED INCOME TAXES                                                     213,136        189,014


DEFERRED INVESTMENT TAX CREDITS                                             5,262          5,648


OTHER LONG-TERM LIABILITIES                                                33,680         29,944


MINORITY INTEREST                                                          18,216          6,610


COMMITMENTS AND CONTINGENCIES - Note 7


COMMON SHAREHOLDERS' EQUITY
  Common stock - without par value; 350,000,000
     shares authorized;  80,818,274 outstanding at
     December 31, 2000 and 81,418,853 outstanding
     at December 31, 1999                                                 268,630        278,437
  Retained earnings                                                       671,415        577,022
  Cumulative other comprehensive income                                    12,587         39,057
                                                                       ----------------------------
     TOTAL COMMON SHAREHOLDERS' EQUITY                                    952,632        894,516


                                                                       ----------------------------
                                                                       $2,472,027     $2,184,734
                                                                       ============================


See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Restated)

                                                                                                           CUMULATIVE
                                                       COMMON STOCK                            NOTE          OTHER         COMPRE-
                                                --------------------------     RETAINED     RECEIVABLE   COMPREHENSIVE     HENSIVE
                                                  SHARES         AMOUNT        EARNINGS      FROM ESOP       INCOME        INCOME
                                                ----------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
BALANCES AT JANUARY 1, 1998                       82,142,084   $ 291,322      $ 499,754     $ (10,173)      $ 22,955
Issuance of common stock                             521,879       8,243
Purchase of common stock                             (31,885)       (677)
1998 net income                                                                  89,310                                 $ 89,310
Payment of common stock dividends
    of $.6525 per share                                                         (53,747)
Income tax benefit of dividends paid to ESOP                                        143
Collection of note receivable from ESOP                                                         6,218
Other comprehensive income

  Unrealized loss on securities available for
      sale, net of income taxes of $3,086                                                                    (4,992)     (4,992)
  Foreign currency translation adjustment,
      net of income taxes of $214                                                                               396         396
                                               -----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                    82,632,078     298,888        535,460        (3,955)        18,359     $ 84,714
                                                                                                                    ============
Issuance of common stock                            488,302       8,124
Purchase of common stock                         (1,701,527)    (28,575)
1999 net income                                                                 96,852                                  $ 96,852
Payment of common stock dividends
    of $.67 per share                                                          (55,328)
Income tax benefit of dividends paid to ESOP                                        38
Collection of note receivable from ESOP                                                        3,955
 Other comprehensive income

  Unrealized gain on securities available for sale,
      net of income taxes of $13,193                                                                         21,303      21,303
  Foreign currency translation adjustment,
      net of income taxes of $327                                                                              (605)       (605)
                                                  ---------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                       81,418,853     278,437        577,022       -               39,057    $117,550
                                                                                                                       ============
Issuance of common stock                               958,232      11,764
Purchase of common stock                            (1,558,811)    (25,543)
2000 net income                                                                   149,477                                 $149,477
Payment of common stock dividends
    of $.685 per share                                                            (55,084)
Income tax benefit associated with exercise of
nonqualified options and premature dispositions                      3,972
Other comprehensive income

  Unrealized loss on securities available for sale,
      net of income taxes of $16,767                                                                           (25,453)    (25,453)
  Foreign currency translation adjustment,
      net of income taxes of $949                                                                               (1,017)     (1,017)
                                                  ---------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000                       80,818,274   $ 268,630      $ 671,415      $ -          $ 12,587 -    $123,007
                                                  =================================================================================

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

                                                                                YEAR ENDED DECEMBER 31,
                                                                           2000           1999          1998
                                                                       ----------------------------------------
OPERATING ACTIVITIES                                                                (IN THOUSANDS)
  Net income                                                            $ 149,477       $ 96,852      $ 89,310
  Adjustments to reconcile net income to net cash
   provided from operating activities
  Depreciation, depletion and amortization                                148,293        139,124       122,254
  Deferred income taxes and investment tax credits                         47,355         (1,087)       (7,487)
  Write-down of investment in partnership                                                 49,700
  Abandonment and impairment of oil and gas properties                      3,418          7,535        15,137
  (Income) loss from unconsolidated affiliates,
     net of cash distributions                                               (899)         7,671          (360)
  Gain from sales of properties and securities                            (24,739)       (66,962)      (10,616)
                                                                       ----------------------------------------
                                                                          322,905        232,833       208,238
  Changes in operating assets and liabilities
    Accounts receivable                                                  (136,700)        (1,004)        8,822
    Inventories                                                            (2,892)           252        (7,238)
    Prepaid expenses and other                                              2,077            615         2,556
    Accounts payable and accrued expenses                                 144,190        (41,549)       38,207
    Federal income taxes                                                  (27,068)         8,684         2,251
    Purchased-gas adjustments                                             (35,133)         1,635        35,184
    Other assets                                                          (17,144)         3,446        (7,664)
    Other liabilities                                                       1,832          2,419        (2,351)
                                                                       ----------------------------------------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                           252,067        207,331       278,005

INVESTING ACTIVITIES
  Capital expenditures

     Purchase of property, plant and equipment                           (305,818)      (215,814)     (421,810)
     Other investments                                                     (9,324)       (46,169)      (33,667)
                                                                       ----------------------------------------
         Total capital expenditures                                      (315,142)      (261,983)     (455,477)
  Proceeds from disposition of property, plant
    and equipment                                                           2,726         45,721        45,613
  Proceeds from sales of securities                                        46,814         75,126         6,759
                                                                       ----------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                                 (265,602)      (141,136)     (403,105)

FINANCING ACTIVITIES
  Issuance of common stock                                                 15,736          8,124         8,243
  Purchase of Questar common stock                                        (25,543)       (28,575)         (677)
  Issuance of long-term debt                                               61,725        317,000       152,743
  Repayment of long-term debt                                             (80,075)      (206,996)      (77,198)
  Increase (decrease) in short-term loans                                  64,581        (76,985)       89,900
  Cash held in escrow                                                      31,340        (36,727)
  Other financing                                                           2,955          3,993         6,361
  Payment of dividends                                                    (55,084)       (55,328)      (53,747)
                                                                       ----------------------------------------
    NET CASH PROVIDED FROM (USED IN)
      FINANCING ACTIVITIES                                                 15,635        (75,494)      125,625
  Foreign currency translation adjustment                                    (975)           101          (307)
                                                                       ----------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                         1,125         (9,198)          218
BEGINNING CASH AND CASH EQUIVALENTS                                         8,291         17,489        17,271
                                                                       ----------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                          $ 9,416        $ 8,291      $ 17,489
                                                                       ========================================


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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent liabilities reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

CHANGE IN METHOD OF ACCOUNTING FOR GAS AND OIL PROPERTIES: On July 1, 2001, Questar elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. The change was prompted by an acquisition of a company that uses successful efforts. A subsidiary, Wexpro, has always employed the successful efforts method. Management believes that the successful efforts method is preferable and will more accurately present the results of operations of the Company's exploration, development and production activities, minimizes asset write-downs caused by temporary declines in gas and oil prices and reflects impairment of the carrying value of the Company's gas and oil properties only when there has been an other-than-temporary decline in their fair value.

As a result, prior years and interim financial statements have been retroactively restated to reflect this change in accounting method. The effect, net of income taxes, was a reduction of retained earnings recorded retroactively as of December 31, 1995, of $37.6 million. This resulted from a reduction of net property, plant and equipment in the amount of $61.9 million and a reduction of deferred income taxes of $24.3 million. As a result of the change in accounting method, previously reported earnings decreased $7.2 million ($.09 per share) and $2.0 million ($.03 per share) for the years ended December 31, 2000 and 1999, respectively, and increased $9.4 million ($.15 per share) for the year ended December 31, 1998.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. The Company uses the successful efforts accounting method for its gas and oil exploration and development activities.

OIL AND GAS PROPERTIES

Under the successful efforts method of accounting, the Company capitalizes all costs related to property acquisitions, successful exploratory wells, and successful and unsuccessful development wells. Also, the costs of related support equipment and facilities are capitalized. The costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive. Unproved leaseholds costs are capitalized and reviewed periodically for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The Company recognizes gain or loss on the sale of properties on a field basis.

Leasehold costs are amortized on the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with oil and gas properties are depreciated on the unit-of-production method based on proved developed reserves on a field basis. Costs of future site restoration, dismantlement, and abandonment for producing properties are accrued as part of depreciation, depletion and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit of production rate.

COST-OF-SERVICE OIL AND GAS OPERATIONS

As ordered by the Public Service Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain "cost of service" oil and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost of service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (see Note 10). In accordance with the settlement agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost of service properties is sold at market prices. Proceeds are credited, pursuant to the terms of the settlement agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Capitalized costs are amortized on an individual field basis using the unit-of-production method based upon proved developed oil and gas reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for producing properties are accrued as part of depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit of production rate.


                                                                           2000            1999
                                                                       ---------------------------
                                                                             (IN THOUSANDS)
PROPERTY, PLANT AND EQUIPMENT

Oil and gas properties - successful efforts accounting
Proved properties (Restated)                                             $ 845,485       $ 717,147
Unproved properties, not being amortized (Restated)                         55,608          51,624
Support equipment and facilities                                            13,179          13,408
                                                                       ---------------------------
                                                                           914,272         782,179
Cost-of-service oil and gas properties -
successful efforts accounting                                              348,403         318,451
Gathering, processing and marketing                                        137,484         124,691
                                                                       ---------------------------
                                                                       $ 1,400,159     $ 1,225,321
                                                                       ===========================

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

Oil and gas properties - successful efforts
    accounting  (Restated)                                               $ 411,506       $ 353,399
Cost-of-service oil and gas properties -
successful efforts accounting                                              193,029         180,867
Gathering, processing and marketing                                         58,388          53,337
                                                                       ---------------------------
                                                                         $ 662,923       $ 587,603
                                                                       ===========================

For the remaining Company properties, the provision for depreciation, depletion and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. The investment in natural gas distribution, transmission, storage, gathering and processing property, plant and equipment, and is charged to expense using the straight-line method. The costs of gas wells and related production facilities are charged to expense using the unit-of-production method.

Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

                                                                             2000            1999           1998
                                                                           ---------------------------------------
Questar Market Resources

  Oil and gas properties, per Mcf equivalent (Restated)
    U.S.                                                                    $ 0.73          $ 0.72         $ 0.74
    Canada (in U.S. dollars)                                                  1.12            0.63           0.71
      Combined U.S. and Canada                                                0.78            0.71           0.74
  Cost of service oil and gas properties, per Mcfe                            0.44            0.42           0.39

Average depreciation and amortization rates used were as follows:

                                                                              2000            1999           1998
                                                                           ---------------------------------------
Questar Regulated Services
  Natural gas distribution
     Distribution plant                                                        4.0%            4.2%           4.3%
     Gas wells, per Mcf                                                     $ 0.15          $ 0.15         $ 0.17
Natural gas transmission, processing and storage                               3.2%            3.4%           3.2%

SFAS 121

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in evaluating impairment of properties.

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

INCOME TAXES: Questar files income tax reports on a consolidated basis in accordance with the Internal Revenue Code and associated regulations. Questar's subsidiaries account for income taxes on a separate-return basis. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. Questar Gas and Questar Pipeline have adopted procedures with their regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions.

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

December 31, were as follows:

                                                                            2000            1999
                                                                          -------------------------
                                                                           (IN THOUSANDS)
Unrealized gain on securities                                              $13,832         $39,285
Foreign currency translation adjustment (Restated)                          (1,245)           (228)
                                                                          -------------------------
Cumulative other comprehensive income                                      $12,587         $39,057
                                                                          =========================

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

NOTE 2 - SUBSEQUENT EVENT - ACQUISITION

Market Resources acquired 100% of the common stock of Shenandoah Energy, Inc.
(SEI) on July 31, 2001 for $403 million in cash including assumed debt. SEI was a privately held Denver-based exploration, production, gathering and drilling company. Market Resources obtained an estimated 415 billion cubic feet equivalent of proved oil and gas reserves, gas processing capacity of 100 MMcf per day, 90 miles of gathering lines, 114,000 acres of net undeveloped leasehold acreage and four drilling rigs. SEI operations are located primarily in the Uintah Basin of eastern Utah. The transaction was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States. The purchase price in excess of the estimated fair value of the assets was assigned to goodwill. The acquisition was financed through bank borrowings.

Note 3 - Debt

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $220 million. These lines have interest rates generally below the prime interest rate. Commercial paper borrowings are backed by the short-term line-of-credit arrangements. The details of short-term debt are as follows:

                                                                                 DECEMBER 31,
                                                                            2000            1999
                                                                       ------------------------------
                                                                                (In Thousands)
Commercial paper with variable interest rates                             $181,100        $128,379
Bank loans with variable interest rates                                     28,039          15,736
                                                                       ------------------------------
                                                                          $209,139        $144,115
                                                                       ==============================

Weighted average interest rate at December 31                                6.68%           6.14%

The details of long-term debt are as follows:

                                                                                DECEMBER 31,
                                                                            2000            1999
                                                                       ------------------------------
                                                                               (IN THOUSANDS)
Questar Market Resources
  Revolving-credit loan due 2001- 2005 with variable
     interest rates (7.01% at December 31, 2000)                          $244,377        $264,894
Questar Regulated Services - Natural gas distribution
  Medium-term notes 6.85% to 8.43%, due 2007
    to 2024                                                                225,000         225,000
Questar Regulated Services - Natural gas transmission
  Medium-term notes 5.85% to 7.55%, due 2008
    to 2019                                                                130,400         130,400
  9 3/8% debentures due 2021                                                85,000          85,000
  9 7/8% debentures due 2020                                                30,000          30,000
Corporate and other                                                            148             155
                                                                       ------------------------------
    Total long-term debt outstanding                                       714,925         735,449
 Less current portion                                                            8               7
 Less unamortized debt discount                                                380             399
                                                                       ------------------------------
                                                                          $714,537        $735,043
                                                                       ==============================

Maturities of long-term debt for the five years following December 31, 2000, in thousands of dollars are as follows:

    2001                                                        $8
    2002                                                     6,977
    2003                                                    16,978
    2004                                                   186,980
    2005                                                     6,981

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

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                                                       WEIGHTED AVERAGE
                                                          SHARES     PRICE RANGE        EXERCISE PRICE
                                                     --------------------------------------------------
Balance at January 1, 1998                               2,940,610   $9.81 -$19.13          $16.22
Granted                                                    857,800           21.38           21.38
Cancelled                                                  (77,200)  13.69 - 21.38           17.33
Exercised                                                 (437,209)   9.81 - 16.81           14.72
                                                     --------------------------------------------------
Balance at December 31, 1998                             3,284,001     9.81- 21.38           17.74
                                                     --------------------------------------------------
Granted                                                    866,400           17.00           17.00
Cancelled                                                  (82,900)   9.81 - 21.38           17.94
Exercised                                                 (138,445)   9.81 - 16.81           14.44
                                                     --------------------------------------------------
Balance at December 31, 1999                             3,929,056    9.81 - 21.38           17.69
                                                     --------------------------------------------------
Granted                                                  1,289,050           15.00           15.00
Cancelled                                                  (89,254)  13.69 - 21.38           17.19
Exercised                                               (1,301,361)   9.81 - 21.38           15.99
                                                     --------------------------------------------------
Balance at December 31, 2000                             3,827,491   $9.81 -$21.38          $17.37
                                                     ==================================================

Exercisable at December 31, 2000                         2,464,368                          $17.98
Available for future grant at December 31, 2000          1,191,636

The stock options at December 31, 2000 had a weighted average remaining life of 4.6 years. The fair value of the stock options was determined on the grant date using the Black-Scholes option-valuation model. The calculated fair value of options granted and major assumptions used in the model at the date of grant were as follows:

                                                              2000           1999            1998
                                                          -----------------------------------------
Fair value of options at grant date                          $3.38           $3.16           $3.94
Risk-free interest rate                                      6.79%           5.11%           5.56%
Expected price volatility                                    25.1%           20.6%           20.2%
Expected dividend yield                                      4.53%           3.88%           3.09%
Expected life in years                                         7.0             7.2             4.4

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

                                                             2000           1999            1998
                                                           ----------------------------------------
Shares of restricted stock awarded                          46,053          16,919           7,620
Market price at award date                                  $28.01          $15.00          $17.00

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

Note 5 -  Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company's financial instruments were as follows:

                                                               DECEMBER 31, 2000              DECEMBER 31, 1999
                                                          ---------------------------------------------------------
                                                           CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                                            VALUE         FAIR VALUE        VALUE        FAIR VALUE
                                                          ---------------------------------------------------------
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

Note 6 - Income Taxes  (Restated)

Details of Questar's income tax expenses and deferred income taxes are provided in the following tables. The components of income taxes were as follows:


                                                                     YEAR ENDED DECEMBER 31,
                                                             2000           1999            1998
                                                         --------------------------------------------
                                                                       (IN THOUSANDS)
Federal
  Current                                                  $24,758         $43,326         $39,454
  Deferred                                                  47,098          (2,745)         (4,094)
State
  Current                                                    4,067           6,602           3,918
  Deferred                                                     801             776             505
Deferred investment tax credits                               (386)           (387)           (387)
Foreign income taxes                                         2,101            (885)         (3,349)
                                                         --------------------------------------------
                                                           $78,439         $46,687         $36,047
                                                         ============================================

The difference between income tax expense reported and the tax computed by applying the statutory federal income tax rate of 35% to income before income taxes is explained as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             2000           1999            1998
                                                         ------------------------------------------
                                                                         (IN THOUSANDS)
Income before income taxes                                $227,916        $143,539        $125,357
                                                         ==========================================

Federal income taxes at 35%                                $79,771         $50,239         $43,875
State income taxes, net of federal income
  tax benefit                                                3,107           4,789           2,505
Nonconventional fuel credits                                (6,453)         (7,154)         (7,953)
Investment tax credits utilized                               (386)           (387)           (387)
Deferred taxes related to regulated assets
  that were not provided in prior years                        921             921             922
Tax benefits from dividends paid to ESOP                                      (398)           (840)
Foreign income taxes                                           723            (189)           (964)
Other                                                          756          (1,134)         (1,111)
                                                         ------------------------------------------
  Income tax expense                                       $78,439         $46,687         $36,047
                                                         ==========================================

Effective income tax rate                                    34.4%           32.5%           28.8%

Significant components of the Company's deferred income taxes were as follows:

                                                                                DECEMBER 31,
                                                                            2000            1999
                                                                         --------------------------
                                                                               (IN THOUSANDS)
Deferred tax liabilities
  Property, plant and equipment                                           $227,633        $193,041
  Mark-to-market adjustments of securities
    available for sale                                                       8,568          24,333
  Other                                                                      9,977          13,557
                                                                         --------------------------
    Total deferred tax liabilities                                         246,178         230,931

Deferred tax assets
  Associated with write-down
     of investment in partnership                                           11,806          18,706
  Alternative minimum tax and nonconventional-
    fuel-credit carryforwards                                                    3           2,468
  Deferred compensation                                                      7,443           4,910
  Depletion and ITC carryforwards                                            1,995           2,140
  Other                                                                     11,795          13,693
                                                                         --------------------------
    Total deferred tax assets                                               33,042          41,917
                                                                         --------------------------
       Deferred income taxes - noncurrent                                 $213,136        $189,014
                                                                         ==========================

Deferred income taxes - current
  Purchased -gas adjustment                                                $13,515            $164
                                                                         ==========================

Cash paid for income taxes was $54,088,000, $35,244,000 and $35,036,000 in
2000, 1999 and 1998, respectively.

Note 7 - Litigation and Commitments

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

KNTC originally filed a lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline that would compete with TransColorado, rendering TransColorado economically unviable. KNTC is seeking damages in excess of $150 million plus punitive damages; a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unforceable; and a dissolution of the partnership under Colorado law. QTC and its affiliates subsequently filed a counterclaim and third-party complaint against KNTC and named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

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

Grynberg has filed a case against Questar Pipeline, Questar Energy Trading and Questar Gas Management in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property in southwestern Wyoming. Grynberg alleges breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. On March 13, 2001, the trial judge granted defendants' motion to dismiss a case by Grynberg.

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

Note 8 - Rate Regulation and Other Matters

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

A summary of pension expense is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             2000           1999            1998
                                                          ------------------------------------------
                                                                       (IN THOUSANDS)
Service cost                                                $7,354          $8,894          $7,746
Interest cost                                               18,447          18,814          18,617
Expected return on plan assets                             (23,782)        (24,059)        (23,016)
Prior service and other costs                                1,581           1,365             872
Recognized net actuarial gain                                 (552)
Early retirement expenses                                    1,340           3,744             530
                                                          ------------------------------------------
    Pension expense                                         $4,388          $8,758          $4,749
                                                          ==========================================

Assumptions used to calculate pension expense were as follows:

                                                             2000            1999            1998
                                                          ------------------------------------------
    Discount rate                                            7.75%           6.75%           6.75%
    Rate of increase in compensation                         5.00%           5.00%           5.00%
    Long-term return on assets                               9.25%           9.25%           8.50%

The status of the pension plan was as follows:

Pension Plan                                                2000           1999
                                                         --------------------------
                                                               (IN THOUSANDS)
Change in benefit obligation
  Projected benefit obligation at January 1,              $246,958        $252,799
    Service cost                                             7,354           8,894
    Interest cost                                           18,447          18,814
    Plan amendments                                          8,153           2,164
    Change in discount rate assumption                                     (42,321)
    Actuarial loss                                          34,096          35,264
    Benefits paid                                          (11,275)        (11,469)
    Early retirement settlements paid                      (80,946)        (17,187)
                                                         --------------------------
  Projected benefit obligation at December 31,             222,787         246,958
                                                         --------------------------

Change in plan assets
  Fair value of plan assets at January 1,                  274,907         264,632
    Actual return on plan assets                             4,284          32,831
    Contributions to the plan                                3,000           6,100
    Benefits paid                                          (11,275)        (11,469)
    Early retirement settlements paid                      (80,946)        (17,187)
                                                         --------------------------
  Fair value of plan assets at December 31,                189,970         274,907
                                                         --------------------------
Plan assets less the projected
    benefit obligation                                     (32,817)         27,949
  Unrecognized net actuarial (gain) loss                     3,053         (36,724)
  Unrecognized prior-service cost                           19,138          12,424
  Unrecognized transition obligation                            67             210
                                                         --------------------------
(Current liability) prepaid pension expense               ($10,559)         $3,859
                                                         ==========================

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

A summary of the expense of postretirement benefits other than pensions follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                             2000            1999            1998
                                                           --------------------------------------------
                                                                        (IN THOUSANDS)
Service cost                                                  $823          $1,006          $1,138
Interest cost                                                4,979           4,545           4,094
Expected return on plan assets                              (3,241)         (2,831)         (1,830)
Amortization of transition obligation                        1,877           1,877           1,878
Amortization of regulatory liability                                           523
                                                           --------------------------------------------
   Postretirement-benefit expense                           $4,438          $5,120          $5,280
                                                           ============================================

Assumptions used to calculate postretirement benefit expense were as follows:

                                                           2000           1999            1998
                                                     ----------------------------------------------
Discount rate                                                7.75%           6.75%           6.75%
Long-term return on assets                                   9.25%           9.25%           8.50%
Health care inflation rate                                  10.00%          10.50%          11.00%
                                                     decreasing to   decreasing to   decreasing to
                                                      6.5% by 2008    5.5% by 2010    5.5% by 2010

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

Postretirement Benefits Other Than Pensions

                                                             2000           1999
                                                         ---------------------------
                                                                (IN THOUSANDS)
Change in benefit obligation
  Projected benefit obligation at January 1,               $66,169         $64,245
    Service cost                                               823           1,006
    Interest cost                                            4,979           4,545
    Actuarial gain                                            (701)           (498)
    Benefits paid                                           (3,406)         (3,129)
                                                         ---------------------------
  Projected benefit obligation at December 31,              67,864          66,169
                                                         ---------------------------

                                                             2000           1999
                                                         ---------------------------
                                                               (IN THOUSANDS)
Change in plan assets
  Fair value of plan assets at January 1,                   35,302          30,845
    Actual return on plan assets                               389           3,732
    Contributions to the plan                                3,017           3,854
    Benefits paid                                           (3,406)         (3,129)
                                                         ---------------------------
  Fair value of plan assets at December 31,                 35,302          35,302
                                                         ---------------------------
    Projected benefit obligation
       in excess of plan assets                            (32,562)        (30,867)
    Unrecognized transition obligation                      22,529          24,406
    Unrecognized net gain                                   (2,442)         (4,594)
                                                         ---------------------------
    Accrued postretirement benefit
       liability recorded in current liabilities          ($12,475)       ($11,055)
                                                         ===========================

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

Note 11 - Operations by Line of Business (Restated)
Following is a summary of operations by line of business for the Year Ended December 31.

                                                QUESTAR REGULATED SERVICES
                                   -------------------------------------------------
                                     QUESTAR    NATURAL GAS    NATURAL GAS    OTHER   CORPORATE    INTERCOMPANY       QUESTAR
                                     MARKET     DISTRIBUTION   TRANSMISSION            & OTHER     TRANSACTIONS    CONSOLIDATED
                                    RESOURCES                                         OPERATIONS
                                   ---------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
            2000
Revenues
  From unaffiliated customers      $649,200     $531,988        $42,500       $3,642   $38,823                     $1,266,153
  From affiliated companies          92,853        4,774         76,576          283    34,586    ($209,072)
                                   ---------------------------------------------------------------------------------------------
                                    742,053      536,762        119,076        3,925    73,409     (209,072)        1,266,153
Operating expenses
  Cost of natural gas and
      other products sold           369,752      334,193                       2,253    24,640     (168,609)          562,229
  Operating and maintenance         106,761      101,486         43,761        1,668    33,506      (35,705)          251,477
  Exploration                         7,917                                                                             7,917
  Depreciation, depletion and
    amortization                     85,025       34,450         15,391           35     7,590                        142,491
  Abandonment and impairment
    of oil and gas properties         3,418                                                                             3,418
  Other expenses                     41,020       10,213          3,071           35     1,073       (4,758)           50,654
                                   ---------------------------------------------------------------------------------------------
    Total operating expenses        613,893      480,342         62,223        3,991    66,809     (209,072)        1,018,186
                                   ---------------------------------------------------------------------------------------------
    Operating income (loss)         128,160       56,420         56,853          (66)    6,600                        247,967
Interest and other income             8,412        1,673          3,025        1,349    36,926      (11,922)           39,463
Income from unconsol. Affiliates      2,776                       1,220                                                 3,996
Debt expense                        (22,922)     (21,041)       (17,584)        (722)  (13,163)      11,922           (63,510)
Income tax expense                  (38,618)     (12,889)       (13,689)        (217)  (13,026)                       (78,439)
                                   ---------------------------------------------------------------------------------------------
    Net income                      $77,808      $24,163        $29,825         $344   $17,337                       $149,477
                                   =============================================================================================
Identifiable assets                $960,491     $830,889       $538,408      $19,640  $122,599                     $2,472,027
Investment in unconsol. affiliates   15,417                      19,088                                                34,505
Capital expenditures                187,359       65,767         43,035        1,167    17,814                        315,142

            1999
Revenues

  From unaffiliated customers      $418,603     $447,606        $36,922       $2,260   $18,828                       $924,219
  From affiliated companies          79,708        2,331         75,238          196    38,851    ($196,324)
                                   ---------------------------------------------------------------------------------------------
                                    498,311      449,937        112,160        2,456    57,679     (196,324)          924,219
Operating expenses
  Cost of natural gas and
      other products sold           239,201      257,265                         774     9,651     (154,337)          352,554
  Operating and maintenance          79,719      103,308         38,534        1,700    37,516      (39,695)          221,082
  Exploration                         5,321                                                                             5,321
  Depreciation, depletion and
    amortization                     73,028       36,426         16,743           14     5,953                        132,164
  Abandonment and impairment
    of oil and gas properties         7,535                                                                             7,535
  Other expenses                     23,808        7,625          2,488           24     1,071       (2,292)           32,724
                                   ---------------------------------------------------------------------------------------------
    Total operating expenses        428,612      404,624         57,765        2,512    54,191     (196,324)          751,380
                                   ---------------------------------------------------------------------------------------------
    Operating income (loss)          69,699       45,313         54,395          (56)    3,488                        172,839
Interest and other income             8,272        2,980          4,229        1,014    73,406      (11,201)           78,700
Income (loss) from
   unconsol. affiliates                 763                      (5,109)                   (10)                        (4,356)
Write-down of investment
in partnership                                                  (49,700)                                              (49,700)
Debt expense                        (17,363)     (20,062)       (17,466)        (605)   (9,649)      11,201           (53,944)
Income tax (expense) credit         (17,483)      (9,012)         5,260         (102)  (25,350)                       (46,687)
                                   ---------------------------------------------------------------------------------------------
    Net income (loss)               $43,888      $19,219        ($8,391)        $251   $41,885                        $96,852
                                   =============================================================================================




                                                QUESTAR REGULATED SERVICES
                                   -------------------------------------------------
                                     QUESTAR    NATURAL GAS    NATURAL GAS    OTHER   CORPORATE    INTERCOMPANY       QUESTAR
                                     MARKET     DISTRIBUTION   TRANSMISSION            & OTHER     TRANSACTIONS    CONSOLIDATED
                                    RESOURCES                                         OPERATIONS
                                   ---------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)

Identifiable assets                $777,923     $722,290       $517,981      $11,423  $155,117                     $2,184,734
Investment in unconsol. affiliates   13,301                      11,724                    244                         25,269
Capital expenditures                128,248       68,447         50,424        1,385    13,479                        261,983

           1998

Revenues

  From unaffiliated customers      $382,791     $475,754        $37,156       $2,355    $8,200                       $906,256
  From affiliated companies          75,481        1,069         71,401           99    39,707    ($187,757)
                                   ---------------------------------------------------------------------------------------------
                                    458,272      476,823        108,557        2,454    47,907     (187,757)          906,256
Operating expenses
  Cost of natural gas and
      other products sold           230,462      281,004                       1,249     1,515     (146,298)          367,932
  Operating and maintenance          73,460       96,923         38,832        2,269    37,113      (40,406)          208,191
  Exploration                         6,069                                                                             6,069
  Depreciation, depletion and
    amortization                     64,965       33,261         13,927           17     6,575                        118,745
  Abandonment and impairment
    of oil and gas properties        15,137                                                                            15,137
  Other expenses                     26,041        8,185          2,600                  1,019       (1,053)           36,792
                                   ---------------------------------------------------------------------------------------------
    Total operating expenses        416,134      419,373         55,359        3,535    46,222     (187,757)          752,866
                                   ---------------------------------------------------------------------------------------------
    Operating income (loss)          42,138       57,450         53,198       (1,081)    1,685                        153,390
Interest and other income             2,457        3,566             78          655    22,756      (12,491)           17,021
Income (loss) from
     unconsolidated affiliates         (930)                      4,011                   (164)                         2,917
Debt expense                        (12,631)     (19,792)       (14,456)        (385)  (13,198)      12,491           (47,971)
Income tax (expense) credit          (4,886)     (13,816)       (14,940)         339    (2,744)                       (36,047)
                                   ---------------------------------------------------------------------------------------------
    Net income (loss)               $26,148      $27,408        $27,891        ($472)   $8,335                        $89,310
                                   =============================================================================================
Identifiable assets                $728,953     $699,727       $556,226       $8,519  $118,115                     $2,111,540
Investment in unconsol. affiliates    3,673                      54,712                    253                         58,638
Capital expenditures                248,676       76,328        114,318          493    15,662                        455,477

Questar Market Resources has subsidiaries that conducts gas and oil exploration and production activities in western Canada. Canadian operations reported revenues, measured in U. S. dollars, totaling $38.1 million, $12.3 million and $10.5 million for the 12 months ended December 31, 2000, 1999, and 1998, respectively. Total assets at December 31, stated in U. S. dollars, amounted to $103.9 million, $31.0 million and $30.3 million in 2000, 1999 and 1998, respectively.

Note 12 - Quarterly Financial and Stock Price Information (Unaudited) Following is a summary of quarterly financial and stock price data. (Restated)

                                                          FIRST         SECOND         THIRD        FOURTH
                                                         QUARTER        QUARTER       QUARTER      QUARTER        YEAR
                                                      ---------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                       2000
Revenues                                                 $336,702      $232,542      $245,117     $451,792    $1,266,153
Operating income                                           78,653        41,240        43,521       84,553       247,967
Net income                                                 48,568        24,155        26,406       50,348       149,477
Basic earnings per common share                              0.60          0.30          0.33         0.63          1.86
Diluted earnings per common share                            0.60          0.30          0.33         0.62          1.85
Dividends per common share                                   0.17          0.17          0.17        0.175         0.685
Market price per common share
  High                                                     $19.00        $20.63        $28.00       $31.88        $31.88
  Low                                                      $13.56        $17.13        $18.88       $26.00        $13.56
  Close                                                    $18.56        $19.38        $27.81       $30.06        $30.06
Price-earnings ratio on closing price                                                                               16.3
Annualized dividend yield on closing price                   3.7%          3.5%          2.4%         2.3%          2.3%
Market-to-book ratio on closing price                                                                               2.55
Average number of common shares traded per day                233           169           237          280           230


                       1999

Revenues                                                 $277,814      $177,858      $183,070     $285,477      $924,219
Operating income                                           66,691        30,402        27,346       48,400       172,839
Net income                                                 42,926        22,966        15,051       15,909        96,852
Basic earnings per common share                              0.52          0.28          0.18         0.19          1.17
Diluted earnings per common share                            0.52          0.28          0.18         0.19          1.17
Dividends per common share                                  0.165         0.165          0.17         0.17          0.67
Market price per common share
  High                                                     $19.38        $19.94        $19.63       $19.13        $19.94
  Low                                                      $16.13        $15.81        $17.88       $14.75        $14.75
  Close                                                    $16.94        $19.13        $18.13       $15.00        $15.00
Price-earnings ratio on closing price                                                                               12.8
Annualized dividend yield on closing price                   3.9%          3.5%          3.8%         4.5%          4.5%
Market-to-book ratio on closing price                                                                               1.36
Average number of common shares traded per day                201           147           138          179           166


                       1998

Revenues                                                 $300,083      $179,157      $150,282     $276,734      $906,256
Operating income                                           68,590        25,724        18,604       40,472       153,390
Net income                                                 41,797        16,578         8,492       22,443        89,310
Basic earnings per common share                              0.51          0.20          0.10         0.27          1.08
Diluted earnings per common share                            0.50          0.20          0.10         0.27          1.08
Dividends per common share                                 0.1575         0.165         0.165        0.165        0.6525
Market price per common share
  High                                                     $22.28        $22.38        $19.81       $20.38        $22.38
  Low                                                      $20.19        $18.69        $15.81       $17.38        $15.19
  Close                                                    $20.78        $19.63        $19.25       $19.38        $19.38
Price-earnings ratio on closing price                                                                               17.9
Annualized dividend yield on closing price                   3.2%          3.4%          3.4%         3.4%          3.4%
Market-to-book ratio on closing price                                                                               1.89
Average number of common shares traded per day                171           165           169          188           173

Note 13 - Supplemental Oil and Gas Information (Unaudited)

THE COMPANY USES THE SUCCESSFUL EFFORTS ACCOUNTING METHOD FOR ITS OIL AND GAS EXPLORATION AND DEVELOPMENT activities. As ordered by the Public Service Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain cost-of-service oil and gas properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service oil and gas properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (See Note 10).

Oil and Gas Exploration and Development Activities: The following information is provided with respect to Questar's oil and gas exploration and development activities, located in the United States and Canada.

CAPITALIZED COSTS (RESTATED)

The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation and amortization follow:

                                                                -----------------------------------------------------------
AS OF DECEMBER 31,                                                     UNITED STATES       CANADA          TOTAL
                                                                -----------------------------------------------------------
                                                                                           (IN THOUSANDS)
2000
  Proved properties                                                       $732,078        $113,407        $845,485
  Unproved properties                                                       30,940          24,668          55,608
  Support equipment and facilities                                          12,002           1,177          13,179
                                                                -----------------------------------------------------------
                                                                           775,020         139,252         914,272
  Accumulated depreciation, depletion and amortization                     361,401          50,105         411,506
                                                                -----------------------------------------------------------
                                                                          $413,619         $89,147        $502,766
                                                                ===========================================================

1999
  Proved properties                                                       $663,051         $54,096        $717,147
  Unproved properties                                                       41,654           9,970          51,624
  Support equipment and facilities                                          12,418             990          13,408
                                                                -----------------------------------------------------------
                                                                           717,123          65,056         782,179
  Accumulated depreciation, depletion and amortization                     314,986          38,413         353,399
                                                                -----------------------------------------------------------
                                                                          $402,137         $26,643        $428,780
                                                                ===========================================================

1998

  Proved properties                                                       $656,085         $47,069        $703,154
  Unproved properties                                                       34,736          11,478          46,214
  Support equipment and facilities                                          13,949             929          14,878
                                                                -----------------------------------------------------------
                                                                           704,770          59,476         764,246
  Accumulated depreciation, depletion and amortization                     284,252          32,849         317,101
                                                                -----------------------------------------------------------
                                                                          $420,518         $26,627        $447,145
                                                                ===========================================================

COSTS INCURRED (RESTATED)

The following costs were incurred in oil and gas exploration and development activities:

                                                   ---------------------------------------------------
YEAR ENDED DECEMBER 31,                                UNITED STATES       CANADA           TOTAL
                                                   ---------------------------------------------------
                                                                       (IN THOUSANDS)
2000
Property acquisition
  Unproved                                                  $3,054         $14,703         $17,757
  Proved                                                     1,202          31,058          32,260
Exploration                                                  6,433           3,664          10,097
Development                                                 64,582          29,478          94,060
                                                   ---------------------------------------------------
                                                           $75,271         $78,903        $154,174
                                                   ===================================================

1999
Property acquisition
  Unproved                                                 $12,565            $337         $12,902
  Proved                                                     2,367              17           2,384
Exploration                                                  8,402             323           8,725
Development                                                 53,347           3,608          56,955
                                                   ---------------------------------------------------
                                                           $76,681          $4,285         $80,966
                                                   ===================================================

1998
Property acquisition
  Unproved                                                 $29,343            $144         $29,487
  Proved                                                   126,723           3,131         129,854
Exploration                                                 10,187           2,122          12,309
Development                                                 42,875           4,477          47,352
                                                   ---------------------------------------------------
                                                          $209,128          $9,874        $219,002
                                                   ===================================================

RESULTS OF OPERATIONS (RESTATED)

Following are the results of operations of Market Resources' oil and gas exploration and development activities, before corporate overhead and interest expenses. In 1998, oil and gas properties were written down due to lower energy prices.

                                                   ---------------------------------------------------
                                                          UNITED
                                                          STATES          CANADA           TOTAL
                                                   ---------------------------------------------------
YEAR ENDED DECEMBER 31, 2000                                       (IN THOUSANDS)
Revenues
   From unaffiliated customers                            $207,656         $38,072        $245,728
   From affiliates                                              18                              18
                                                   ---------------------------------------------------
      Total revenues                                       207,674          38,072         245,746
                                                   ---------------------------------------------------
Production expenses                                         49,116           9,370          58,486
Exploration                                                  5,533           2,442           7,975
Depreciation, depletion and amortization                    51,973          13,196          65,169
Abandonment and impairment of oil
   and gas properties                                        2,327           1,091           3,418
                                                   ---------------------------------------------------
Total expenses                                             108,949          26,099         135,048
                                                   ---------------------------------------------------
Revenues less expenses                                      98,725          11,973         110,698
Income taxes - Note A                                       31,972           5,580          37,552
                                                   ---------------------------------------------------
Results of operations before corporate
    overhead and interest expenses                         $66,753          $6,393         $73,146
                                                   ===================================================



YEAR ENDED DECEMBER 31, 1999
Revenues                                                  $150,159         $12,316        $162,475
                                                   ---------------------------------------------------
Production expenses                                         41,948           3,681          45,629
Exploration                                                  4,803             321           5,124
Depreciation, depletion and amortization                    51,927           3,550          55,477
Abandonment and impairment of oil
    and gas properties                                       5,542           1,993           7,535
                                                   ---------------------------------------------------
Total expenses                                             104,220           9,545         113,765
                                                   ---------------------------------------------------
Revenues less expenses                                      45,939           2,771          48,710
Income taxes - Note A                                       12,313           1,233          13,546
                                                   ---------------------------------------------------
Results of operations before corporate
    overhead and interest expenses                         $33,626          $1,538         $35,164
                                                   ===================================================

YEAR ENDED DECEMBER 31, 1998
Revenues                                                  $125,035         $10,474        $135,509
                                                   ---------------------------------------------------
Production expenses                                         38,788           3,004          41,792
Exploration                                                  4,434           1,332           5,766
Depreciation, depletion and amortization                    45,301           3,302          48,603
Abandonment and impairment of oil
    and gas properties                                      10,045           5,092          15,137
                                                   ---------------------------------------------------
Total expenses                                              98,568          12,730         111,298
                                                   ---------------------------------------------------
Revenues less expenses                                      26,467          (2,256)         24,211
Income taxes - Note A                                        5,514            (896)          4,618
                                                   ---------------------------------------------------
Results of operations before corporate
    overhead and interest expenses                         $20,953         ($1,360)        $19,593
                                                   ===================================================

Note A - Income tax expenses has been reduced by nonconventional fuel tax credits of $4,655,000 in 2000, $5,282,000 in 1999 and $5,736,000 in 1998.

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

                                                         NATURAL GAS                                         OIL
                                        UNITED STATES      CANADA           TOTAL       UNITED STATES       CANADA         TOTAL
                                      ---------------------------------------------------------------------------------------------
                                                            (MMcf)                                         (MBbls)
PROVED RESERVES
Balance at January 1, 1998                 357,529          21,134         378,663          12,664           2,435         15,099
  Revisions of estimates                       378          (3,568)         (3,190)         (3,165)            238         (2,927)
  Extensions and discoveries                28,598           1,984          30,582             442             261            703
  Purchase of reserves in place            129,207           5,110         134,317           3,720              71          3,791
  Sale of reserves in place                   (440)                           (440)            (76)                           (76)
  Production                               (48,584)         (2,725)        (51,309)         (1,936)           (404)        (2,340)
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 1998               466,688          21,935         488,623          11,649           2,601         14,250
  Revisions of estimates                     4,155            (106)          4,049           4,031             372          4,403
  Extensions and discoveries                77,737           1,720          79,457             794             257          1,051
  Purchase of reserves in place             17,020                          17,020             130                            130
  Sale of reserves in place                (11,984)                        (11,984)         (3,665)                        (3,665)
  Production                               (59,839)         (2,873)        (62,712)         (1,876)           (435)        (2,311)
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 1999               493,777          20,676         514,453          11,063           2,795         13,858
  Revisions of estimates                    25,662          (7,890)         17,772             221             (64)           157
  Extensions and discoveries               123,155           2,511         125,666           1,532             208          1,740
  Purchase of reserves in place                846          52,000          52,846               1           1,520          1,521
  Sale of reserves in place                 (1,885)                         (1,885)            (17)              0            (17)
  Production                               (61,722)         (7,241)        (68,963)         (1,484)           (741)        (2,225)
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2000               579,833          60,056         639,889          11,316           3,718         15,034
                                      =============================================================================================

PROVED-DEVELOPED RESERVES
Balance at January 1, 1998                 300,550          16,670         317,220          10,769           1,851         12,620
Balance at December 31, 1998               411,826          17,835         429,661          10,443           2,281         12,724
Balance at December 31, 1999               412,008          17,076         429,084           9,897           2,565         12,462
Balance at December 31, 2000               434,122          55,623         489,745           9,696           3,077         12,773

STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (RESTATED)

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


YEAR ENDED DECEMBER 31,                               UNITED STATES        CANADA         TOTAL
                                                     -----------------------------------------------
                                                                       (IN THOUSANDS)
2000
Future cash inflows                                     $5,412,945        $568,771      $5,981,716
Future production costs                                   (955,827)        (73,583)     (1,029,410)
Future development costs                                  (107,355)         (2,900)       (110,255)
Future income tax expenses                              (1,489,267)       (182,537)     (1,671,804)
                                                     -----------------------------------------------
  Future net cash flows                                  2,860,496         309,751       3,170,247

10% annual discount to reflect
  timing of net cash flows                              (1,316,114)       (136,445)     (1,452,559)
                                                     -----------------------------------------------
Standardized measure of discounted
  future net cash flows                                 $1,544,382        $173,306      $1,717,688
                                                     ===============================================

1999
Future cash inflows                                     $1,332,761        $108,990      $1,441,751
Future production costs                                   (398,591)        (28,280)       (426,871)
Future development costs                                   (61,034)         (3,146)        (64,180)
Future income tax expenses                                (188,988)        (10,353)       (199,341)
                                                     -----------------------------------------------
  Future net cash flows                                    684,148          67,211         751,359
10% annual discount to reflect
  timing of net cash flows                                (280,911)        (23,652)       (304,563)
                                                     -----------------------------------------------
Standardized measure of discounted
  future net cash flows                                   $403,237         $43,559        $446,796
                                                     ===============================================

1998

Future cash inflows                                       $982,404         $66,885      $1,049,289
Future production costs                                   (320,355)        (22,088)       (342,443)
Future development costs                                   (45,138)           (696)        (45,834)
Future income tax expenses                                 (84,868)                        (84,868)
                                                     -----------------------------------------------
  Future net cash flows                                    532,043          44,101         576,144
10% annual discount to reflect
timing of net cash flows                                  (212,959)        (14,809)       (227,768)
                                                     -----------------------------------------------
Standardized measure of discounted
future net cash flows                                     $319,084         $29,292        $348,376
                                                     ===============================================

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                                                    YEAR ENDED DECEMBER 31,
                                                            2000            1999            1998
                                                        -------------------------------------------
                                                                           (IN THOUSANDS)
Beginning balance                                         $446,796        $348,376        $300,994
    Sales of oil and gas produced, net
      of production costs                                 (187,260)       (116,846)        (93,717)
    Net changes in prices and
      production costs                                   1,637,549         171,392         (53,613)
    Extensions and discoveries, less
      related costs                                        492,398          79,511          24,120
    Revisions of quantity estimates                         70,155          28,665         (14,399)
    Purchase of reserves in place                           32,260           2,384         129,854
    Sale of reserves in place                               (1,867)        (33,043)           (540)
    Accretion of discount                                   44,680          34,837          30,099
    Net change in income taxes                            (776,276)        (61,807)          5,632
    Change in production rate                              (50,077)         (8,859)          6,728
    Other                                                    9,330           2,186          13,218
                                                        -------------------------------------------
    Net change                                           1,270,892          98,420          47,382
                                                        -------------------------------------------
Ending balance                                          $1,717,688        $446,796        $348,376
                                                        ===========================================

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

CAPITALIZED COSTS

Capitalized costs for cost-of-service oil and gas properties net of the related accumulated depreciation and amortization were as follows:

                                                                        DECEMBER 31,
                                                            2000            1999            1998
                                                          ----------------------------------------
                                                                      (IN THOUSANDS)
Wexpro                                                    $155,374        $137,584        $129,573
Questar Gas                                                 22,620          25,380          27,739
                                                          ----------------------------------------
                                                          $177,994        $162,964        $157,312
                                                          ========================================

COSTS INCURRED

Costs incurred by Wexpro for cost of service oil and gas producing activities were $32,066,000 in 2000, $21,273,000 in 1999 and $26,956,000 in 1998.

RESULTS OF OPERATIONS

Following are the results of operations of the Company's cost-of-service gas and oil development activities before corporate overhead and interest expenses.

                                                                     YEAR ENDED DECEMBER 31,
                                                            2000            1999            1998
                                                         -------------------------------------------
                                                                       (IN THOUSANDS)
Revenues
From unaffiliated companies                                $15,179          $8,844         $10,025
From affiliates - Note A                                    73,721          62,335          58,581
                                                         -------------------------------------------
         Total revenues                                     88,900          71,179          68,606

Production expenses                                         27,861          18,548          22,439
Depreciation and amortization                               13,922          12,665          11,379
                                                         -------------------------------------------
        Total expenses                                      41,783          31,213          33,818
                                                         -------------------------------------------

Revenues less expenses                                      47,117          39,966          34,788
Income taxes                                                16,923          14,602          12,441
                                                         -------------------------------------------
        Results of operations before corporate
        overhead and interest expenses                     $30,194         $25,364         $22,347
                                                         ===========================================

Note A - Represents revenues received from Questar Gas pursuant to Wexpro Settlement Agreement.

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

The following estimates were made by the Company's reservoir engineers. No estimates are available for cost of service proved-undeveloped reserves that may exist.

                                                          NATURAL GAS         OIL
                                                        ----------------------------
                                                            (MMcf)          (MBbls)
PROVED DEVELOPED RESERVES
Balance at January 1, 1998                                 337,179           3,049
  Revisions of estimates                                    15,017             (46)
  Extensions and discoveries                                25,077             333
  Production                                               (37,138)           (613)
                                                        ----------------------------
Balance at December 31, 1998                               340,135           2,723
  Revisions of estimates                                     5,699             976
  Extensions and discoveries                                46,739             213
  Production                                               (38,890)           (623)
                                                        ----------------------------
Balance at December 31, 1999                               353,683           3,289
  Revisions of estimates                                    16,523             504
  Extensions and discoveries                                50,351             234
  Production                                               (41,546)           (579)
                                                        ----------------------------
Balance at December 31, 2000                               379,011           3,448
                                                        =============================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the day of January 16, 2002.


                                     QUESTAR CORPORATION
                                        (Registrant)


                                     By   /s/  R. D. Cash
                                        ----------------------------------------
                                          R. D. Cash
                                          Chairman and Chief  Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ R. D. Cash                              Chairman and Chief Executive
---------------------------                 Officer (Principal Executive
R. D. Cash                                  Officer)


/s/ S. E. Parks                             Senior Vice President, Treasurer and
---------------------------                 Chief Financial Officer (Principal
S. E. Parks                                 Financial and Accounting Officer)


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
*D. N. Rose                                 Director
*Harris H. Simmons                          Director


JANUARY 16, 2002                            *By    /s/ R. D. Cash
-----------------------                         --------------------------------
       Date                                        R. D. Cash, Attorney in Fact