Form 10-K
period 2001-12-31
QUESTAR CORP
filed 2002-04-01
CIK 751652

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                           Commission File No. 1-8796

                               QUESTAR CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         State of Utah                                                87-0407509
-------------------------------                             --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

180 East 100 South, P.O. Box 45433, Salt Lake City, Utah              84145-0433
--------------------------------------------------------              ----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:               (801) 324-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange on
      Title of each class                               which registered
      -------------------                           ------------------------
      Common Stock, Without Par Value, with         New York Stock Exchange
      Common Stock Purchase Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on March 1, 2002, was $1,826,924,606 (based on the closing price of such stock).

     On March 1, 2002, 81,620,810 shares of the registrant's common stock, without par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into
Part III. The sections of the Proxy Statement labelled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

================================================================================

                                TABLE OF CONTENTS

HEADING                                                                                                   PAGE
-------                                                                                                   ----
                                                       PART I

Items 1.
and 2.       BUSINESS AND PROPERTIES........................................................................ 1
                 General.................................................................................... 1
                 Market Resources, General...................................................................3
                 Market Resources, Exploration and Production .............................................. 3
                 Market Resources, Gathering, Marketing and Trading......................................... 7
                 Market Resources, Regulation ...............................................................8
                 Market Resources, Competition and Customers.................................................9
                 Regulated Services, Introduction............................................................9
                 Regulated Services, Retail Distribution....................................................10
                 Regulated Services, Transmission and Storage...............................................14
                 Regulated Services, Other Services.........................................................18
                 Other Operations...........................................................................19
                 Employees..................................................................................20
                 Environmental Matters......................................................................20
                 Research and Development...................................................................20
                 Oil and Gas Operations ....................................................................20

Item 3.      LEGAL PROCEEDINGS..............................................................................23

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS...............................................................................25

                                                  PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS................................................................25

Item 6.      SELECTED FINANCIAL DATA........................................................................26

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATION......................................................................................27

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................39

Item 8.      FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA.............................................................................42

Item 9.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE...........................................................................42

                                                 PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT..............................................................................42

Item 11.     EXECUTIVE COMPENSATION.........................................................................43

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT..........................................................................44

Item 13.     CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS...................................................................................44

                                                  PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K........................................................................44

SIGNATURES..................................................................................................86

                                    FORM 10-K

                               ANNUAL REPORT, 2001

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

GENERAL

     Registrant Questar Corporation ("Questar" or "the Company") is a diversified energy services holding company that is involved in the full spectrum of natural gas activities through two divisions-Market Resources and Regulated Services. Market Resources engages in energy development and production; gas gathering and processing; and wholesale gas and hydrocarbon liquids marketing, risk management, and storage. Regulated Services, through two subsidiaries, conducts interstate gas transmission and storage activities and retail gas distribution services. The Company is also involved in providing integrated information and communication services.

     Questar was organized in 1984 and became a publicly held entity when the shareholders of Questar Gas Company ("Questar Gas," then known as Mountain Fuel Supply Company) approved a corporate reorganization. Questar was created to provide organizational and financial flexibility and to achieve a more clearly defined separation of utility and nonutility activities. Questar is a "holding company," as that term is defined in the Public Utility Holding Company Act of 1935, because Questar Gas is a natural gas utility. The Company, however, qualifies for and claims an exemption from provisions of such act applicable to registered holding companies.

     As is noted in the following chart, Questar's Market Resources unit includes a subholding company, Questar Market Resources, Inc. ("QMR"), which owns Wexpro Company ("Wexpro"), Questar Exploration and Production Company ("Questar E&P") and its Canadian affiliate, Celsius Energy Resources Ltd. ("Celsius"), Shenandoah Energy Inc. ("SEI"), Questar Gas Management Company ("QGM"), and Questar Energy Trading Company ("QET"). Questar's Regulated Services unit also includes a subholding entity--Questar Regulated Services Company ("QRS")--in addition to Questar Gas, Questar Pipeline Company ("Questar Pipeline") and Questar Energy Services, Inc. ("QES").

     The Company's information and communication activities are conducted by Questar InfoComm, Inc. ("Questar InfoComm") which, in turn, currently owns approximately 89 percent of Consonus, Inc. ("Consonus").


                                       QUESTAR
                                     CORPORATION
                                          |
         ---------------------------------|----------------------------------
         |                                |                                 |
      Questar                           Questar                          Questar
   InfoComm, Inc.                       Market                          Regulated
  (Information and                     Resources,                        Services
   Communication                         Inc.                            Company
     Services)                        (Subholding                      (Subholding
         |                              Company)                         Company)
         |                                |                                  |
         |                                |         ----------------------|---------------------
         |                                |         |                     |                    |
  Consonus, Inc.                          |    Questar Gas             Questar              Questar
   (Networking,                           |      Company               Pipeline             Energy
Website and Data Se-                      |      (Retail               Company              Services
 curity Services)                         |    Distribution)        (Transportation           Inc.
         |                                |                           and Storage         (Nonregulated
         |                                |                                                 Products &
         |                                |                                                  Services
                                          |
         ----------------------------------------------------------------------------
         |                        |                             |                   |
      Wexpro            Questar Exploration and          Questar Energy        Questar Gas
      Company             Production Company,             Trading Com-          Management
  (Management and          Shenandoah Energy                   any                Company
    Development,       Inc., and Celsius Energy          (Wholesale Mar-      (Gathering and
  Cost-of-Service          Resources, Ltd.               keting, Trading,       Processing
   Properties)       (Exploration and Production)        Risk Management,
                                                             Storage)


     As a diversified provider of energy services, Questar believes that its structure enhances its operating flexibility to take advantage of the earnings growth potential of exploration and production operations, wholesale marketing, gathering and processing even as it continues to take advantage of opportunities to expand its regulated activities through customer additions, new pipeline projects, and expanding hub services. Questar's management is convinced that experience in the various activities along the natural gas value chain--production, gathering, processing, transportation, storage, distribution--enable the Company to develop and implement strategies for taking advantage of opportunities associated with the expected demand for natural gas and for services relating to the effective use of natural gas. Questar, however, is also concerned about the increased risks associated with traditional utility operations as regulators and politicians fail to understand the need for competitive returns and to reward efficient operators.

     Questar intends to continue emphasizing the ownership of assets--reserves, pipelines, storage reservoirs, distribution systems--as it fulfills stated objectives to enter new markets, provide new services, and take advantage of the convergence of natural gas and electricity. The Company has important joint venture arrangements and will continue to pursue new alliances to strengthen its position and exploit its assets.

     Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note 12 of the Notes to Consolidated Financial Statements under Item 14.

     The Company's activities are discussed below.

MARKET RESOURCES, GENERAL.

     The Market Resources unit is the primary growth area within the Company. Over the next five years, Questar expects to spend approximately 60-70 percent of its total capital budget in Market Resources, primarily to expand oil and gas reserves through drilling and acquisitions; enlarge an infrastructure of gathering systems, processing plants, header facilities, and storage facilities; and continue risk management and electric power generation activities. The diversity of activities within the group enhances a basic strategy to pursue complementary growth. As Questar E&P, SEI and Celsius (QMR's exploration and production subsidiaries), for example, find and acquire new reserves, QGM will have opportunities to expand gathering and processing activities, and QET will have more physical production to support its marketing and storage programs.

MARKET RESOURCES, EXPLORATION AND PRODUCTION

     The Company has been in the exploration and production ("E&P") business since its organization in 1935. Through the ensuing years, the Company's E&P activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. The year 2001 was the third consecutive banner year for the Company's E&P operations as it expanded both reserves and production when it purchased SEI.

     Effective July 31, 2001, QMR purchased SEI, a privately-held entity engaged in production, gathering, processing and drilling activities, for $403 million including cash and assumed debt. The acquisition involved 415 billion cubic feet equivalent ("Bcfe") of proved reserves (72 percent natural gas and 28 percent oil), 114,000 net acres of undeveloped leasehold acreage, 100 million cubic feet ("MMcf") per day of natural gas processing capacity, 90 miles of gathering lines, and four drilling rigs. These assets constitute the largest acquisition in Questar's history and are located in the Company's core operating area that already includes extensive pipeline and gathering systems.

     Questar's E&P group includes Questar E&P and Celsius in addition to SEI. These entities form a unique E&P group that conducts a blended program of low-cost development drilling and low-risk reserve acquisition. Questar's E&P group has a large inventory of proved undeveloped properties that should be converted into production over the next several years. It will also continue to identify promising exploration prospects and farm them out to entities that are willing to assume the initial drilling risks, while retaining some ownership percentage.

     The E&P group also maintains a geographical balance and diversity, while focusing its activities in core areas where it has accumulated geological knowledge and has significant expertise. Core areas of activity are the Rocky Mountain region of Wyoming, including the Uinta Basin of eastern Utah and the Pinedale Anticline area of western Wyoming; the Midcontinent region of

Oklahoma, the Texas Panhandle, East Texas, and the Upper Gulf Coast; the Southwest region of northwestern New Mexico and southwestern Colorado; and the Western Canadian Sedimentary Basin located primarily in Alberta, Canada.

     Natural gas remains the primary focus of the Company's E&P operations. As of year-end 2001, the Company had proved reserves (excluding Questar Gas's cost-of-service reserves) of 998.0 Bcf of gas and 31.1 million barrels ("MMBbls") of oil and natural gas liquids, compared to 639.9 Bcf of gas and 15.0 MMBbls of oil as of the same date in 2000. (Any references to oil in this report include natural gas liquids.) On an energy-equivalent ratio of six thousand cubic feet ("Mcf") of natural gas to one barrel ("Bbl") of crude oil, natural gas comprised approximately 84.3 percent of proved reserves (excluding cost-of-service reserves). Proved developed gas reserves constituted 58.9 percent of the total non-regulated proved gas reserves reported. Approximately
6.2 percent of the group's proved natural gas reserves and 10.7 percent of its proved oil reserves are located in Canada. SEE "Oil and Gas Operations," a separate section of this report, for additional information concerning the Company's oil and gas activities on a consolidated basis.

     The E&P group's drilling activities occurred in four core operating areas:
Midcontinent and Upper Gulf Coast; Rocky Mountains, including the Uinta Basin in eastern Utah; Pinedale Anticline in western Wyoming (separated out from the Rocky Mountain area given its key importance); and western Canada. During 2001, the E&P companies and Wexpro, on a combined basis, participated in 337 gross wells (130.3 net), compared to 316 gross wells (94 net) in 2000. The 337 wells included 247 gas wells, 16 oil wells, 18 dry holes and 56 wells in progress (waiting on completion or drilling) at year-end. The overall drilling success (on a net well count basis) in 2001 was 95 percent, compared to 90 percent in 2000.

     QMR's Pinedale activities in 2001 continue to merit special emphasis. As of year-end 2001, Questar E&P and Wexpro reported 30 producing wells and five awaiting completion or drilling. Drilling results and initial production tests confirmed reserve expectations of 4.8 to 5.75 Bcfe per well, depending on location. As of December 31, 2001, the gross daily production from the 30 QMR wells in Pinedale was estimated at 63 MMcf, compared to 26 MMcf as of the period a year earlier.

     Questar E&P and Wexpro expect to continue drilling activities in Pinedale when government restrictions permit. On a combined basis, they have an approximate 60 percent average working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline. The original Pinedale drilling program projected 135 to 150 locations, based on 80-acre spacing. Questar E&P and Wexpro continue to assess the feasibility of using 40-acre spacing, which would double the number of wells.

     QMR's activities in Pinedale illustrate its long-term approach. Wexpro held the leasehold acreage by production as a result of three wells drilled in the area during the mid-1970's. Pinedale gas reserves are contained in tight sands with a low porosity. Consequently, Questar E&P and Wexpro did not drill additional wells in the area until other companies developed new stimulation techniques that fractured sandstone formations at multiple intervals and successfully used such techniques to drill wells in neighboring fields. The Pinedale wells are expensive to drill; future wells drilled to 13,000 feet levels will cost between $2.6 and $3.6 million. This cost reflects the completion depth of the wells, the need for special handling and multiple stimulations, and governmental orders that impose surface-use limitations and preclude drilling activities during specified periods.

     QMR also plans to aggressively develop the SEI acreage in the Uinta Basin of eastern Utah, particularly the large inventory of low-risk tight-sand development locations in the Wasatch Formation. This formation lies beneath the Green River Formation, which the E&P group believes may contain significant volumes of unrecovered oil. Wasatch development drilling will allow QMR to evaluate the remaining potential of the Green River.

     The Questar E&P group's gas production increased from 69.0 Bcf in 2000 to
70.6 Bcf in 2001. The increase in production was attributable to reserve acquisitions and expanded development activities, which more than offset the natural decline in some producing areas and the sale of producing reserves. The E&P companies received an average selling price of $3.21 per Mcf in 2001, compared to $2.80 per Mcf in 2000. Gas production is produced from four separate regions--the Midcontinent area, San Juan Basin area, Rocky Mountain area, which includes both the Pinedale Anticline area and the Uinta Basin area, and western Canada area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation.

     Natural gas prices continued to be volatile during 2001, with spot prices for Rocky Mountain production ranging from a high in excess of $6.00 per Mcf in the first quarter to a low of below $1.00 per Mcf in the third quarter of 2001. The E&P group hedges as much as 50-75 percent of its natural gas production in order to minimize the effect of price volatility on revenues and to lock in prices that will enable it to meet strategic objectives. (SEE Item 7 and Notes 1 and 6 of the Notes to Consolidated Financial Statements in Item 14.) Hedging activities are conducted by QET.

     During 2001, the E&P companies produced 2.5 MMBbls of oil, compared to 2.2 MMBbls in 2000. The production was sold at an average price of $19.22 per barrel in 2001, compared to $20.80 per barrel in 2000.

     The E&P group continued to generate Section 29 tax credits during 2001. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells was commenced prior to January 1, 1993. Properties are often referred to as "tight sands," "coal seams," or low permeability formations from which it is generally more expensive to produce gas. During 2001, Questar E&P recorded $5.0 million in Section 29 credits, compared to $4.7 million in 2000. Under current law, 2002 will be the last year in which Section 29 tax credits are available.

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

     The Questar E&P group maintains regional offices in Denver, Colorado; Tulsa, Oklahoma; and Oklahoma City, Oklahoma. Canadian operations are managed through an office in Calgary, Alberta.

     WEXPRO COMPANY. Wexpro was incorporated in 1976 as a subsidiary of Questar Gas. Questar Gas's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981.

     Wexpro, unlike the members of the E&P group, does not conduct exploratory operations and does not acquire leasehold acreage for exploration activities. It conducts oil and gas development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 11 of the Notes to Consolidated Financial Statements under Item 14.) Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its investment. In connection with its operations, Wexpro charges Questar Gas for its costs plus a specified rate of return, which averaged 19.7 percent on an after-tax basis in 2001 and is adjusted annually based on a specified formula on its net investment in such properties adjusted for working capital and deferred taxes. At year-end 2001, Wexpro's investment (net of deferred income taxes) in cost-of-service operations was $161.3 million compared to $124.8 million at year-end 2000. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming and experts retained by these agencies.

     The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas (defined to include the gas attributable to royalty interest owners) produced by Wexpro satisfied 44 percent of Questar Gas's system requirements during 2001. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 2001, the average wellhead cost of Questar Gas's cost-of-service gas was $2.55 per decatherm ("Dth"), which was lower than Questar Gas's average price for field-purchased gas.

     Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. Wexpro, in 2001, produced 41.0 Bcfe of natural gas and hydrocarbon liquids from Questar Gas's cost-of-service properties and added reserves of 69.1 Bcfe through drilling activities and reserve estimate revisions. (These numbers do not include the related royalty gas.)

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

MARKET RESOURCES, GATHERING, MARKETING AND TRADING

     QGM conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the Federal Energy Regulatory Commission (the "FERC") because the Natural Gas Act of 1938 specifically provides that the FERC's jurisdiction does not extend to facilities involved in the production or gathering of natural gas.

     During 2001, QGM changed the scope of its operations when it and Western Gas Resources ("Western Gas") formed a new joint venture--Rendezvous Gas Services ("Rendezvous")--to develop and operate new gathering and compression facilities in the Hoback Basin of southwestern Wyoming. The Hoback Basin includes the Pinedale Anticline area in which Questar E&P and Wexpro have developed reserves as well as producing areas south of Pinedale. Gas reserves from more than 179,000 gross acres are dedicated to Rendezvous under existing gathering contracts. Rendezvous plans to deliver gas volumes from this area for processing and blending to the Blacks Fork plant in which QGM has a 50 percent interest and to the Granger plant owned by an affiliate of Western Gas.

     The year also witnessed a functional combination of QGM's gathering facilities in eastern Utah with SEI's gathering assets. As previously mentioned, SEI's eastern Utah assets include 90 miles of gas gathering lines and the Red Wash processing plant that has a daily processing capacity of 100 MMcf.

     QGM's gathering system was originally built as part of a regulated enterprise. It consists of 1,385 miles of gathering lines, compressor stations, field dehydration plants and measuring stations and was largely built to gather production from Questar Gas's cost-of-service properties. Under a contract that was assigned when the gathering assets were transferred from Questar Pipeline, QGM is obligated to gather the cost-of-service production for the life of the properties. During 2001, QGM gathered 37.2 million decatherms ("MMDth") of natural gas for Questar Gas, compared to 36.8 MMDth in 2000.

     QGM also gathers gas for affiliates within QMR and for nonaffiliated customers. During 2001, QGM gathered 27.0 MMDth for QMR affiliates, compared to
25.0 MMDth in 2000, and gathered 91.7 MMDth for nonaffiliated customers, compared to 93.0 MMDth in 2000.

     QGM continues to own a 50 percent interest in the Blacks Fork processing plant, which has a daily capacity of 84 MMcf and could be expanded to handle additional volumes gathered by Rendezvous. A processing plant strips liquids such as butane and ethane from natural gas volumes to enable the producers to meet pipeline specifications for their gas volumes and to capitalize on historical price advantages for natural gas liquids when compared to natural gas volumes. QGM and Wexpro jointly own a processing facility located in the Canyon Creek area of southwestern

Wyoming that has an operating capacity of 43 MMcf per day. QGM also owns interests in other processing plants in the Rocky Mountain and Midcontinent areas.

     QET conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is owned by affiliates) to build a flexible and reliable portfolio. QET aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities. During 2001, QET marketed a total of 91.8 equivalent MMDth ("EMMdth") of natural gas and earned a margin of $.149 per equivalent Dth. (The volumes and margins exclude affiliated production.)

     QET uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing transactions. It executed hedges for equity production on behalf of the Questar E&P group with a variety of contracts for different periods of time. QET does not engage in speculative hedging transactions. (SEE Notes 1 and 6 of the Notes to Consolidated Financial Statements included in Item 14 of this report for additional information relating to hedging activities.)

     As a wholesale marketing entity, QET concentrates on markets in the Pacific Northwest, Rocky Mountains, Midwest, and western Canada that are close to reserves owned by affiliates or accessible by major pipelines. It has contracted for firm-transportation capacity on pipelines and firm-storage capacity at Clay Basin.

     QET, through a limited liability company in which it has a 75 percent interest, operates the Clear Creek storage facility located in southwestern Wyoming. This facility has 8 Bcf of capacity and is connected with lines owned by Questar Pipeline, The Williams Companies, and Overthrust Pipeline Company. A pipeline connection with the Kern River line is planned for 2002.

     QET is also responsible for reviewing possible electric power projects that will allow the Company to add electric power generation to its natural gas value chain. QET's strategy involves reviewing power generation opportunities in western states that are complementary to the Company's pipeline, gas storage and production assets. It will only invest in power projects that are supported by long-term purchase agreements with counterparties that have good credit. Finally, this entity is involved in the final stages of negotiating an alliance with a major energy marketing company. The first phase of the project involves QET's contracted capacity at Questar Pipeline's Clay Basin storage project.

MARKET RESOURCES, REGULATION

     QMR's operations are subject to various levels of government controls and regulation in the United States and Canada at the federal, state/provincial, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; filing notices relating to the presence, use and release of specified contaminants incidental to oil and gas regulations; and regulating the location of wells, the method of drilling and casing wells, surface usage and restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production. QMR's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, and the unitization or polling of oil and gas properties. State conservation laws establish the maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose requirements for the ratable purchase of production.

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

MARKET RESOURCES, COMPETITION AND CUSTOMERS

     QMR faces competition in all aspects of its business including the acquisition of reserves and leases; obtaining goods, services, and labor; and marketing its production. Its competitors include multinational energy companies and other independent producers, many of which have greater financial resources than QMR.

     QMR's business activities can be subject to seasonal variations. Historically, the demand for natural gas decreases during the summer months and increases during the winter months. The increasing demand for natural gas to generate electricity may cause increased demand during the hottest months of the summer. Weather (both in terms of temperatures and moisture) can have dramatic impacts on natural gas prices and QMR's operations.

     The Questar E&P group sells its natural gas production to a variety of customers including pipelines, gas marketing firms, industrial users, and local distribution companies. QMR's crude volumes are sold to refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not available, crude oil is trucked to storage, refining, or pipeline facilities.

REGULATED SERVICES, INTRODUCTION

     Questar's Regulated Services segment includes Questar Gas, a retail distribution utility; Questar Pipeline, an interstate pipeline; QES, an entity engaged in retail energy services, particularly appliance financing and energy management services; and QRS, a subholding company that is the direct parent of such entities and provides administrative services to them. All members of the Regulated Services group have common officers and share service functions, e.g., marketing, planning, business development, engineering, legal, regulatory affairs, accounting, and budgeting. All Regulated Services employees share base and incentive compensation programs and are expected to work together to improve customer service and operating efficiency. The integration of the entities has resulted in lower operating and maintenance costs and better coordination of activities and projects.

REGULATED SERVICES, RETAIL DISTRIBUTION

     CUSTOMERS AND DELIVERIES. Questar Gas distributes natural gas as a public utility in Utah and southwestern Wyoming. As of December 31, 2001, it was serving 731,900 sales and transportation customers, a 3.9 percent increase from the 704,629 customers as of year-end 2000. (Customers are defined in terms of active meters.)

     Over 96 percent of Questar Gas's customers live in Utah. Questar Gas distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers in eastern, central, and southwestern Utah with Price, Roosevelt, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Questar Gas supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, and Evanston, and the southeastern Idaho community of Preston. With the mid-2001 acquisition and merger of Utah Gas Service Company ("Utah Gas"), Questar Gas became the only gas distribution public utility in Utah and added customers in the cities of Vernal, Moab, and Monticello, which are all located in eastern Utah. The concurrent acquisition and merger of Wyoming Industrial Gas Company ("Wyoming Industrial") added the Wyoming communities of Kemmerer and Diamondville.

     Questar Gas added 27,271 customers in 2001, compared to 18,312 new customers added in 2000. These customer additions include 10,500 customers from Utah Gas and Wyoming Industrial. Utah's population is still growing faster than the national average, although the rate of increase is slowing down.

     Questar Gas has the necessary regulatory approvals granted by the Public Service Commission of Utah ("PSCU"), Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

     Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) consumes over 75 percent of his total gas requirements in the coldest six months of the year. Questar Gas's revenue forecasts used to set rates are based on normal temperatures. As measured in degree days, temperatures in Questar Gas's service area were 2 percent warmer than normal in 2001, which was the eighth consecutive year in which temperatures have been warmer than normal.

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

     During 2001, Questar Gas sold 83.7 MMDth to residential and commercial customers, compared to 83.4 MMDth in 2000. General service sales to residential and commercial customers were responsible for 87.8 percent of Questar Gas's total revenues in 2001. The increase in sales volumes reflects colder weather and increased customers. Customers are continuing to decrease their usage on a temperature-adjusted basis as they use more efficient gas-burning appliances and respond to higher commodity prices with conservation measures.

     Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 2001-02 heating season, Questar Gas used a design-day demand of 1.036 Bcf for firm sales customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm-transportation customers. Questar Gas's management believes that the distribution system is adequate to meet the demands of its firm customers.

     Questar Gas has been providing transportation service since 1986. It has worked diligently to retain its transportation customers with cost-based rates. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Questar Gas's sales rates.

     Questar Gas's largest transportation customers, as measured by revenue contributions in 2001, are the Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County; and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City. Questar Gas's total industrial deliveries, including both sales and transportation, were basically flat for the two years (65.3 MMDth in 2001 compared to 65.3 MMDth in 2000).

     GAS SUPPLY. Questar Gas's competitive position has been strengthened as a result of owning natural gas producing properties. During 2001, it satisfied 44 percent of its system requirements with the cost-of-service gas produced from such properties. These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Questar Gas's investment in these properties is included in its utility rate base.

     Questar Gas had estimated reserves of 427.8 Bcfe as of year-end 2001, compared to 399.7 Bcfe as of year-end 2000. (The reserve numbers do not include volumes attributable to royalty interests, but they do include oil reserves.) The average wellhead cost associated with Questar Gas's cost-of-service reserves was below the cost of field-purchased gas. During 2001, Questar Gas recorded $1.8 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. Questar Gas believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

     Questar Gas uses storage capacity at Clay Basin (a base-load storage facility owned and operated by Questar Pipeline) to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

     Questar Gas has a balanced and diversified portfolio of gas supply contracts with suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. During 2001, Questar Gas received regulatory recognition that price stability, reliability, and cost are the three key factors to consider when obtaining gas supplies and that costs associated with hedging activities can be included in its balancing account for pass-through treatment. When filing its most recent pass-through application with the PSCU, Questar Gas reported using a blend of fixed-price contracts, price-indexed contracts, and price-capped contracts as well as spot purchases to fulfill its purchased-gas supply requirements. In this same application, Questar Gas estimated that its average cost of purchased gas for 2002 would be $2.94 per Dth for gas delivered to the upstream pipeline, compared to the $6.75 price it was quoting a year earlier.

     COMPETITION. Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Questar Gas to retain 90-95 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. Questar Gas has close to 100 percent of the space heating and water heating offered in new homes within its service area that are connected to its system.

     Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers. (The PSCW approved a "supplier choice" program for Questar Gas's Wyoming customers in 1998, but no supplier has yet offered to provide service under the program.) Questar Gas does compete with other energy sources. It continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources.

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

     The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Questar Gas's service area and provides an alternative delivery source for transportation customers. As of the date of this report, Questar Gas has lost no industrial load as a result of the Kern River pipeline. The existence of this interstate pipeline system has made it possible for Questar Gas to develop a second source of supply for its central and its southern Utah system and to take delivery of additional supplies to meet increasing demand.

     Questar Gas and other local distribution companies are faced with the challenges and opportunities posed by the unbundling and restructuring of traditional utility services, which have been complicated by some adverse experiences for customers and suppliers in deregulated states. At this point, it is too soon to predict a timetable for Questar Gas's unbundling of services to residential and commercial customers. Questar Gas will continue to examine its costs, take advantage of technological developments, and improve its overall efficiency in order to take advantage of opportunities in a deregulated environment.

     REGULATION. As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. (Questar Gas's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, rates for Questar Gas's Idaho customers are regulated by the PSCU.) Questar Gas's natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions. It is authorized to earn a return on equity of 11 percent in Utah and 11.83 percent in Wyoming.

     Regulatory treatment of processing costs has been an issue of contention for the past 30 months. Questar Gas, in order to insure customer safety and give its customers time to adjust the combustion settings in its service area to handle lower Btu-gas, determined to enhance the Btu of gas volumes by contracting to have carbon dioxide removed and agreeing to pay the costs associated with this activity. The PSCU, however, refused to allow Questar Gas to reflect such costs in its pass-through applications.

     During 2001, Questar Gas achieved a victory in its efforts to obtain recognition of carbon dioxide removal costs as proper costs for pass-through treatment. The Utah Supreme Court, by an decision dated October 23, 2001, determined that the PSCU was not precluded from considering Questar Gas's application for pass-through treatment of such costs according to previously approved balancing account procedures and remanded the case back to the PSCU for a decision on the merits of the case. Questar Gas, in its most recent pass-through application, requested regulatory permission to recover $5.8 million of such costs through its balancing account.

     Questar Gas is still involved in another appeal concerning its processing costs. After the PSCU granted permission for Questar Gas to recover a portion of such costs on a prospective basis in its 2000 general rate case, a state agency (the Committee of Consumer Services) filed an appeal from such order. This case has not been briefed or argued.

     Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. During 2001, Questar Gas filed two pass-through applications with both the Utah and Wyoming commissions to reflect decreased gas costs in its rates. In the last pass-through applications that became effective January 1, 2002, Questar Gas was allowed to reflect annualized gas costs of $321,711,555 in its Utah rates and $13,159,844 in its Wyoming rates. The typical residential customer in Utah will have an annual bill of $681.02, using rates in effect as of January 1, 2002, compared to an annual bill of $905.02, using rates in effect as of January 1, 2001. The PSCW and PSCU have allowed Questar Gas to reflect the decreased gas costs in rates, subject to refund.

     As previously reported, Questar Gas's pass-through application filed with PSCU also included a request to recover carbon dioxide removal costs for prior periods. (The PSCW had not contested Questar Gas's inclusion of such costs in Wyoming filings.) Finally, Questar Gas requested the PSCU to allow it to include, on a prospective basis, an allowance for the commodity and supplier non-gas cost portions of its bad debts in its gas balancing account. The PSCU has set a hearing date of April 4, 2002, to receive an update from Questar Gas and other parties concerning the issues raised in the application.

     Questar Gas is not earning its authorized return on equity and may file a general rate case in Utah during 2002. Under Utah law, tariff sheets reflecting a general rate case became effective 240 days after filing if the PSCU doesn't render a decision concerning the case by such date.

     MISCELLANEOUS. Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 22,805 miles of street mains, service lines, and interconnecting pipelines. Questar Gas has consolidated many of its activities in its operations center located in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Questar Gas has fee title to the properties on which its operation and service centers are constructed.

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

     TRANSMISSION SYSTEM. Questar Pipeline, as an open-access pipeline, transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. Questar Pipeline has a 90 percent ownership interest in Overthrust Pipeline Company ("Overthrust") (recently increased from 72 percent) and, through a subsidiary, a 50 percent ownership interest in TransColorado Gas Transmission Company ("TransColorado").

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

     Questar Pipeline's transmission system includes 1,840 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Questar Gas's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas, but does not include the 700-mile Southern Trails line.) This system includes two major segments, often referred to as the northern and southern systems; the northern system segment extends from northwestern Colorado through southwestern Wyoming into northern Utah, and the southern system segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

     Questar Pipeline's largest single transportation customer is Questar Gas. During 2001, Questar Pipeline transported 110.3 MMDth for Questar Gas, compared to 108.2 MMDth in 2000. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Questar Gas as well as some volumes purchased by Questar Gas directly from field producers.

     Questar Gas has reserved firm transportation capacity of about 849,000 Dth per day on an ongoing basis, or about 60 percent of Questar Pipeline's reserved capacity. (Questar Gas also contracts for additional capacity during the heating season.) Questar Pipeline's primary transportation agreement with Questar Gas was recently extended and expires on June 30, 2017. Questar Gas paid reservation charges of $52.1 million to Questar Pipeline in 2001; these charges include reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Questar Gas releases it to others, primarily industrial transportation customers and marketing entities.

     Questar Pipeline recovers approximately 95 percent of its transmission cost of service through demand charges from firm transportation customers. In other words, these customers pay primarily for access to transportation capacity. Consequently, Questar Pipeline's throughput volumes do not have a significant effect on its short-term operating results. Questar Pipeline's transportation revenues are not significantly impacted by fluctuating demand based on the vagaries of weather or natural gas prices. Its revenues would vary with throughput if the FERC changes its basic regulatory scheme of "straight fixed-variable" rates.

     Questar Pipeline's total system throughput increased from 275.2 MMDth in 2000 to 312.8 MMDth in 2001. Questar Pipeline increased the volumes it transports for nonaffiliated customers from 158.6 MMDth in 2000 to 195.6 MMDth in 2001.

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

     In addition to the transmission system described above, Questar Pipeline has a 90 percent interest in and is the operating partner of Overthrust, a general partnership that owns and operates the Overthrust segment of Trailblazer. Trailblazer, in turn, is a major 800-mile line that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments.

     The Kern River pipeline, which Williams recently agreed to sell, was built to transport gas from Wyoming to the enhanced oil recovery projects in Kern County, California. It runs through Utah's Wasatch Front, making it possible for some large industrial customers to bypass both Questar Gas and Questar Pipeline by buying transportation service on Kern River. The new connection between Main Line 104 (SEE "New Projects") and Kern River permits additional opportunities for producers and marketers to move gas to Kern River. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, has also provided Questar Pipeline with opportunities to make additional connections with outside markets.

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

     In its three years of operation, TransColorado has incurred significant losses because gas prices did not reflect basis differentials that encouraged producers and market aggregators to transport volumes on the line. Questar Pipeline wrote down its investment in TransColorado at year-end 1999 and has been recording operating losses in TransColorado since April 1, 2001, pending the outcome of the litigation and its ability to sell its interest to its partner.

     NEW PROJECTS. In November of 2001, Questar Pipeline completed its Main Line 104 pipeline, which is 77 miles in length and 24 inches in diameter. The line extends from Price, Utah, near the Ferron area of coalbed methane gas, to Questar Gas's system at Payson, Utah, and the Kern River line near Elberta, Utah. Questar Gas has contracted for approximately 22 percent of the 272,000 Dth of the firm transportation capacity on the new line.

     Questar Pipeline, through a subsidiary, has begun converting the 490-mile eastern segment of the Southern Trails line that runs from the Blanco hub area in the San Juan Basin to multiple delivery points near the California state line. The conversion process includes adding four new compressor stations, installing additional receipt and delivery connections, and building a line to the TransColorado pipeline. The segment's daily capacity of 80,000 Dth is fully subscribed under long-term transportation contracts. The line is expected to be in service by mid-2002.

     Regulatory and marketing constraints have prevented Questar Pipeline from developing the western segment of Southern Trails that runs from the California border to Long Beach. While continuing to aggressively pursue natural gas markets on the California portion of Southern Trails, Questar Pipeline is exploring other options, including sale or alternative uses, for the western segment.

     Questar Pipeline intends to offer specified hub services such as "parking" and "loaning" effective May 1, 2002. It will install an additional compressor at Clay Basin to facilitate such services and has to filed the necessary tariff revisions with the FERC. Questar Pipeline has introduced the concept of hub services to customers and believes that its central location, connections to multiple lines, and the accessibility of storage capacity will enable it to increase the load factor of its lines and increase its revenues by offering such services.

     STORAGE AND PROCESSING. Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. The facility has a capacity of 117.5 Bcf. Clay Basin has been operational since 1977 and has been successfully expanded several times. Storage service is important to parties that need to balance purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties. The storage capacity at Clay Basin is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.4 MMDth of working gas capacity at Clay Basin. Other large customers, in addition to Questar Gas, include Williams; Puget Sound Energy Company, a utility in the state of Washington; and Duke Energy Trading and Marketing L.L.C. Questar Pipeline also offers interruptible storage service at Clay Basin and allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

     Questar Pipeline has proposed using a salt formation located near Evanston, Wyoming, for the first salt-cavern storage project located in the Rocky Mountain region. Current plans envision four potential caverns, which are formed through water leeching techniques, that would each contain 2.5 Bcf of working gas and that could be cycled 10-12 times per year. Questar Pipeline is finishing a well that will provide additional engineering data and is soliciting customer support.

     Through a subsidiary, Questar Pipeline also owns gathering lines and processing plant near Price, Utah, that removes carbon dioxide from coalbed methane gas in order to raise the Btu content of the gas to be safely and efficiently used for appliances in Questar Gas's service area. This plant began operations in June of 1999.

     REGULATION. Questar Pipeline does not currently plan to file a general rate case in 2002. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

     Questar Pipeline and its affiliates in the Regulated Services group have actively opposed the FERC's efforts to broaden the scope of its regulations that are currently limited to "marketing affiliates." The FERC issued a Notice of Proposed Rulemaking ("NOPR") in September of 2001, in which it proposed rules that would require pipelines to comply with certain "nondiscriminatory" standards when dealing with energy company affiliates, including local distribution companies. At the current time, local distribution companies such as Questar Gas that do not engage in unregulated gas sales are exempt from the FERC's marketing affiliate regulations. Questar Pipeline believes that the current exemption should be continued. If adopted, the FERC's proposed rules would diminish Questar Pipeline's operational efficiencies and increase its costs because QRS provides administrative, engineering, gas control, technical, accounting, legal, and regulatory services to both Questar Pipeline and Questar Gas.

     Questar Pipeline is also required to comply with the FERC's Order No. 637 that requires it, among other things, to offer capacity segmentation to its transportation customers. Given its configuration as a hub and spoke pipeline, rather than as a long line, Questar Pipeline argued that traditional segmentation would reduce shippers' flexibility to use their capacity on its system and would negatively affect its own throughput capacity. The FERC denied Questar Pipeline's request of a waiver, but acknowledged that segmentation should be implemented in a fashion that does not negatively impact firm-capacity customers. Questar Pipeline has until May 15, 2002 to file tariff provisions that comply with the segmentation portion of Order No. 637 and has filed a request for rehearing of the FERC's decision denying its petition for a waiver.

     MISCELLANEOUS. Questar Pipeline extended its footprint to other parts of the western United States by participating in the TransColorado pipeline project and purchasing the Southern Trails line. There are market risks associated with these projects, as evidenced by Questar Pipeline's decision to writedown its investment in TransColorado. Questar Pipeline's efforts to complete the Southern Trails conversion are affected by its ability to obtain market support and by the local regulatory and political climate in California.
     Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and increased the risks associated with new projects. Questar Pipeline has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets and it has significant storage capacity with Clay Basin. Questar Pipeline's announced projects to build a salt cavern storage project and to obtain regulatory approval to offer hub services capitalize on these assets.

REGULATED SERVICES, OTHER SERVICES

     QES was organized in 1996 to pursue opportunities created by the deregulation of energy markets and was transferred from QMR to QRS effective January 1, 1999. QES offers a variety of non-regulated products and services that include gas measurement, automation and laboratory services, utility installation and infrastructure services, temporary natural gas-heating equipment sales and rentals, and appliance financing. It also develops and manages nonregulated energy and utility projects for commercial, industrial, and municipal customers. During 2001, QES launched a new business to provide fueling infrastructure for vehicles and stationary equipment using natural gas and other alternative fuels.

OTHER OPERATIONS

     In addition to the two primary segments of Market Resources and Regulated Services, Questar has "other operations." This group includes Questar InfoComm, which is a full-service provider of integrated information and communication services to affiliates and external businesses; Consonus and limited real estate operations. Equity securities owned by the Company or Questar InfoComm are also included in this category.

     Questar InfoComm provides information and communication services. It operates a regional microwave system that covers much of Utah and southwestern Wyoming. This digital system was originally built to satisfy the needs of Questar's operations, but also carries data for alternative telephone providers and other external customers. Questar InfoComm installs and maintains telephone-switching equipment and voice-mail systems. It built and leases a fiber optic telephone network in parts of Salt Lake City for an alternative telephone provider. Questar InfoComm has developed and sold proprietary software to handle electric grid customers in the United Kingdom and Europe.

     In 1999, Questar InfoComm launched Consonus (formerly known as Questar MetroNet Services), which offers managed hosting and operations services and critical data center support. Consonus owns three ultra-secure Internet data centers in the Salt Lake metropolitan area and will consider constructing additional data centers in other metropolitan areas. These centers are designed to protect critical systems and data from natural or man-made disasters. Consonus' operations and expansion opportunities have been negatively affected by the economic recession in the high tech industry.

     As of year-end 2001, Questar retained 788,962 shares of its original 7.8 million shares issued by Nextel, an international wireless communication company. The Company acquired this stock in 1994 when it sold Questar Telecom, a specialized mobile radio subsidiary, to Nextel.

     Questar no longer owns the office building in downtown Salt Lake City that serves as its headquarters facility. It does have a long-term lease for the building and has approximately 750 employees in it. Questar, through a subsidiary, continues to own property close to the building that is currently used for parking and will continue to review proposals to develop it.

     Through an affiliate, Questar also owns 14.5 acres of commercial real estate in Salt Lake County that was the site of the Wasatch Chemical clean-up activities and was being utilized by the organizing committee for the Salt Lake 2002 Olympics. SEE Legal Proceedings. Although the Company intends to continue owning the property to minimize any future problems associated with environmental compliance, it believes that the property can earn attractive returns when leased.

EMPLOYEES

     As of December 31, 2001, Questar and its affiliates had 2,221 employees compared to 2,022 employees at year-end 2000. Of this total, 1,321 worked for the Regulated Services segment, 581 worked for Market Resources entities, and 319 worked for corporate, Questar InfoComm and Consonus. None of these employees is represented under collective bargaining agreements. Questar has comprehensive benefit plans for its employees, but some benefit plans vary by business unit. Employee relations are generally deemed to be satisfactory.

ENVIRONMENTAL MATTERS

     Questar and its affiliates are subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of their businesses. During 2001, Questar continued to be involved in actions involving local and federal environmental enforcement agencies and allegations of "hazardous waste" problems. SEE Legal Proceedings for a discussion of penalties assessed by the Wyoming Department of Environmental Quality against QMR. The Company does not believe that environmental protection provisions will have any significant effect on its competitive position; it does believe, however, that such provisions have added and will continue to add to capital expenditures and operating costs.

     Questar is actively promoting the environmental advantages of natural gas in comparison to other fuels. It has actively participated in various clean air committees and has promoted the use of natural gas in automobiles. Questar's management believes that increasing concerns about environmental pollution will result in an increased demand for natural gas.

RESEARCH AND DEVELOPMENT

     Questar Gas has the primary responsibility for the Company's research and development activities. It has evaluated gas conversion equipment, gas piping, and engines using natural gas and also evaluated technological developments with electrical appliances. The total amount spent by Questar on research and development activities either directly or through contributions is not significant.

OIL AND GAS OPERATIONS

     Oil and gas operations are significant to the business functions and financial condition of Questar. (All information set forth below relates to the Company on a consolidated basis.) Certain information concerning the Company's oil and gas operations is presented in Note 14 of the Notes to Consolidated Financial Statements included in Item 14 of this report. The Company does not have any long_term supply contracts with foreign governments or reserves of equity investees.

     RESERVE REPORTS. The following is a reconciliation of reserve quantities reported in Note 14 of the Notes to Consolidated Financial Statements and reserve quantities reported to other regulatory agencies:

     During 2001, the Company filed estimated reserves as of year-end 2000 on Form EIA-23 with the Energy Information Administration in the Department of Energy and will submit a comparable report for 2001. Although Questar used the same technical and economic assumptions when it filed this report, it was obligated to report reserves on wells it operates, not on all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

     Questar Gas files information using a FERC Form 2 format with the PSCU and PSCW and lists gas reserves of 451.4 Bcf (working interest) at December 31, 2001, which include reserves attributable to royalty interests. The 405.7 Bcf (net revenue interest) reported as cost-of-service gas reserves in Note 12 exclude reserves attributable to royalty interests.

     Questar Pipeline files a Form 2 (Annual Report) with the FERC. The Form 2 discloses Questar Pipeline's cushion gas of 70.4 Bcf at December 31, 2001. This gas is not included in the total reserve number.

     OIL AND GAS PRODUCTION.(1)

                                                  2001        2000      1999
                                                  ----        ----      ----
     Natural gas (MMcf)                         108,481     110,509    101,602
     Oil (Mbbl)                                   3,015       2,804      2,934

     (1) Production quantities from all properties, including cost-of-service properties.

     AVERAGE SALES PRICE.(2)

                                                   2001        2000      1999
                                                   ----        ----      ----
     Natural gas per Mcf                         $ 3.21     $  2.80    $  2.00
     Oil per bbl                                 $19.22     $ 20.50    $ 13.92

     (2) Average sales price is calculated on production excluding cost-of-service volumes.

     AVERAGE PRODUCTION (LIFTING) COST. The average production cost Mcfe excludes costs and volumes associated with production of cost-of-service reserves. One barrel of oil equals the energy content of 6 Mcf of gas.

                                                   2001        2000       1999
                                                   ----        ----       ----
     Production cost per Mcfe                      $.83        $.70       $.59

     PRODUCING WELLS AT DECEMBER 31, 2001.

                                                               GAS        OIL
                                                               ---        ---
     Gross wells                                              4,310      1,166
     Net wells                                                1,867        589

     The numbers for gross wells include 98 wells with multiple completions.

     LEASEHOLD ACREAGE AT DECEMBER 31, 2001. Questar can retain its interest in undeveloped acreage by either drilling activity that establishes commercial production or by the payment of delay rentals. A portion of the unproved acreage may be allowed to lapse prior to the primary terms of the lease. Leasehold acreage is located in the United States and Canada. Approximately 80 percent of the domestic unproved acreage consists of federal and state leases that generally have ten-year terms. The remaining 20 percent is attributable to fee leases that generally have three- to five-year terms. About 41 percent of the unproved acreage is scheduled to expire within the next five years if no drilling or development activity is undertaken. Substantially all the Canadian unproved acreage is related to Crown or government leases, which provide for five-year terms.

     The following chart lists the Company's consolidated productive and unproved acreage:

                                PRODUCTIVE                        UNPROVED
                                ----------                        --------
                         GROSS              NET           GROSS              NET
                         -----              ---           -----              ---
United States          2,294,017          756,285       1,968,466          855,309

Canada                   274,317           97,454         323,650          124,833
                       ---------          -------       ---------          -------

   Total               2,568,334          853,739       2,292,116          980,142

     NET PRODUCTIVE AND DRY WELLS DRILLED.

                             EXPLORATORY WELLS                      DEVELOPMENT WELLS
                             -----------------                      -----------------
                        2001        2000        1999           2001       2000        1999
                        ----        ----        ----           ----       ----        ----
     Productive          1                                      122        85          84

     Dry                 2           3           1                5         6           8
                         -           -           -              ---        --          --

     Total               3           3           1              127        91          92

     PRESENT ACTIVITIES. At year-end 2001, Questar affiliates had a working interest in 46 gross wells waiting on completion and 10 gross wells being drilled.

     DELIVERY COMMITMENTS. Questar Gas is obligated to deliver natural gas to approximately 732,000 customers in Utah, Wyoming and Idaho, but future quantities associated with such service are neither fixed nor determinable.

     The E&P group sells a majority of its oil and gas production on the spot-market or under short-term contracts that provide for price readjustments.

ITEM 3.  LEGAL PROCEEDINGS.

     There are various legal proceedings pending against the Company and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Significant cases are discussed below.

     TRANSCOLORADO. Questar TransColorado, Inc. ("QTC"), a subsidiary of Questar Pipeline, owns a 50 percent interest in TransColorado, which is the partnership that built and operates the TransColorado pipeline project. QTC and its partner, KN TransColorado, Inc. ("KNTC") are involved in a complex lawsuit that is pending in a state district court in Colorado. At center stage in the lawsuit is the validity of a contractual right claimed by QTC to put its 50 percent interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001.

     KNTC originally filed the lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline (this project--Mainline 104--is described under the section "Regulated Services, Transportation and Storage") that would compete with TransColorado, rendering it economically unviable. KNTC is seeking at least $150 million plus punitive damages, a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable, and a dissolution of the partnership under Colorado law.

     QTC and its affiliates subsequently filed a counterclaim against KNTC and its named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

     The parties have entered into a stipulation and standstill agreement that preserves the claims made by the parties pending the resolution of the litigation. On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50 percent interest in TransColorado to KNTC, subject to the standstill agreement. A trial before the judge is scheduled to begin April 1, 2002.

     GRYNBERG. Questar defendants are involved in three separate lawsuits filed by Mr. Grynberg, an independent producer. The first case involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The federal district judge denied the motions filed by the defendants to dismiss the lawsuits and has not set a date for a scheduling conference.

     The second case is a lawsuit that is currently on appeal before the Utah Supreme Court. The case was dismissed by a Utah state court judge after he granted the motion for summary judgment filed by the Questar parties. Grynberg claims that Questar Pipeline, QGM and QET mismeasured gas volumes attributable to his working interest in specified wells located in southwestern Wyoming. He cites mismeasurement to support claims for breach of contract, negligent misrepresentation, fraud, breach of fiduciary responsibilities and related causes.

     The third case is pending in a Wyoming federal district court against Questar Gas (as the successor to the named Questar Pipeline). The judge, in June of 2001, entered an order granting the motion for partial summary judgment filed by the Questar defendants that dismissed the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with "ratable take" and fraud.

     GAS PIPELINES. Questar E&P, QGM, Wexpro, Questar Gas, and Questar Pipeline are among the numerous defendants in this case, which is currently styled as WILL PRICE V. GAS PIPELINES, that has been filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The defendants, including the Questar defendants, have filed motions to dismiss for lack of personal jurisdiction.

     DEQ PENALTIES. QMR subsidiaries have received notices of violation from the Wyoming Department of Environmental Quality ("DEQ") in conjunction with DEQ's program to require that all existing air-emission facilities be registered and permitted. QMR has raised an issue concerning DEQ's failure to provide proper notice of the new requirements and contends that existing equipment should be "grandfathered" under DEQ's regulatory program in place at time of installation. QMR expects that any penalties assessed its subsidiaries will not exceed $300,000 on an aggregate basis. The penalties are assessed on a per-well or per-facility basis and differ based on the eligibility of the facility for a waiver or the need for appropriate action to minimize emissions. In response to the action taken by the DEQ, QMR has made an extensive review of wells and other facilities in Wyoming to ascertain that the necessary filings have been made and has established procedures to make such filings on an ongoing basis.

     QMR CLASS ACTION CASES. Royalty class actions are being asserted by landowners against entities involved in the oil and gas production and marketing businesses. The QMR group of companies has been involved in one major class action (the Bridenstine case in Oklahoma) that was settled near the end of 2000, reached an agreement to settle another Oklahoma case that was recently filed, and has been named in class actions in Wyoming that have not yet been certified. These companies believe that they will continue to be subject to other royalty class actions.

     WASATCH CHEMICAL. The Company continues to monitor the Wasatch Chemical property in Salt Lake City, which is still included on the national priorities list, commonly known as the "Superfund" list. The Wasatch Chemical property was the location of chemical mixing operations and is the subject of a 1992 consent order. Questar conducted the necessary soil remediation and groundwater remediation activities and expects that the site will be eventually removed from the Superfund list.

     SEE "Regulated Services, Retail Distribution, Regulation" for a review of significant regulatory proceedings and appeals from decisions in such proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of stockholders during the last quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 11 of the Notes to Consolidated Financial Statements under Item 14. As of March 19, 2002, Questar had 11,299 shareholders of record and estimates that it had an additional 30,000-35,000 beneficial holders.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    2001        2000         1999         1998         1997
                                                -----------------------------------------------------------------
                                                            (In Thousands, Except Per Share Amounts)
Revenues                                          $1,439,350   $1,266,153   $  924,219   $  906,256   $  936,337
Operating expenses
  Cost of natural gas and other products sold        675,011      562,229      352,554      367,932      399,941
  Operating and maintenance                          270,355      251,477      221,082      208,190      205,723
  Depreciation, depletion and amortization           151,735      142,491      132,164      118,745      113,063
  Other expenses                                      68,142       61,989       45,580       57,998       61,170
                                                -----------------------------------------------------------------
    Total operating expenses                       1,165,243    1,018,186      751,380      752,865      779,897
                                                -----------------------------------------------------------------

       Operating income                           $  274,107   $  247,967   $  172,839   $  153,391   $  156,440
                                                =================================================================

Interest and other income                         $   37,023   $   39,463   $   78,700   $   17,021   $   22,481

Write-down of investment in partnership                                        (49,700)

Net income                                        $  158,186   $  149,477   $   96,852   $   89,310   $   98,630
Average common shares outstanding - diluted           81,658       80,915       82,676       82,817       82,668

Basic earnings per common share                   $     1.95   $     1.86   $     1.17   $     1.08   $     1.20
Diluted earnings per common share                 $     1.94   $     1.85   $     1.17   $     1.08   $     1.19

Dividends per share                               $    0.705   $    0.685   $     0.67   $   0.6525   $     0.62
Book value per common share                       $    13.26   $    11.79   $    10.99   $    10.27   $     9.79

Total assets                                      $3,235,711   $2,472,027   $2,184,734   $2,111,540   $1,874,974
Net cash provided from operating
   activities                                        372,674      252,067      207,331      278,005      197,596
Capital expenditures                                 984,086      315,142      261,983      455,477      208,359

Capitalization
   Long-term debt, less current portion           $  997,423   $  714,537   $  735,043   $  615,770   $  541,986
   Common stock                                    1,080,781      952,632      894,516      848,752      803,858
                                                -----------------------------------------------------------------
     Total capitalization                         $2,078,204   $1,667,169   $1,629,559   $1,464,522   $1,345,844
                                                =================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

Questar Corporation reported earnings of $158.2 million for 2001, up 6% compared with earnings for 2000. Following is a year-to-year comparison of net income by line of business.

                                                 2001           2000          Change        Percentage
                                            --------------------------------------------------------------
                                                  (Dollars in thousands, except per share amounts)
Questar Market Resources                          $101,134       $ 77,808       $ 23,326              30%
Questar Regulated Services                          58,445         54,332          4,113               8%
Corporate and Other Operations                      (1,393)        17,337        (18,730)           -108%
                                            ---------------------------------------------
                                                  $158,186       $149,477       $  8,709               6%
                                            =============================================

Earnings per diluted common share                    $1.94          $1.85          $0.09               5%

Questar Market Resources' net income rose 30% in 2001 compared with 2000 driven by a 53% increase in earnings from exploration and production operations and a 16% increase in Wexpro's earnings from gas-development operations. In 2001, gas and oil reserves grew 62% after production to nearly 1.2 trillion cubic feet equivalent.

Questar Regulated Services reported an 8% increase in earnings for 2001 compared with the prior year. The number of distribution customers grew by 3.9% partially offset by lower gas usage per customer and higher bad debt expense. An increase in transportation capacity demand was offset by ongoing legal costs and operating losses from the TransColorado partnership.

Corporate and Other Operations, dominated by information-technology and web-hosting activities, reported a net loss in 2001, which corresponded with the steep decline in business activity in the electronic-business and internet sectors. In addition, weak market values in the internet sector caused a net loss from securities transactions in 2001.

On July 1, 2001, Questar elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. Prior years financial statements have been restated in an amended Form 10-K filed for the year ended December 31, 2000. Previously reported earnings decreased $7.2 million ($.09 per share) and $2.0 million ($.03 per share) for the years ended December 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

QUESTAR MARKET RESOURCES (Market Resources or QMR) conducts Questar's exploration and production, gas development, gathering, processing and marketing activities. Following is a summary of financial results and operating information.

                                                                  Year Ended December 31,
                                                            2001           2000           1999
                                                       ---------------------------------------------
                                                                      (In Thousands)
OPERATING INCOME
Revenues
  Natural gas sales                                          $226,656       $193,359       $125,245
  Oil and natural gas liquids sales                            59,482         59,901         41,521
  Cost-of-service gas operations                               89,934         74,492         61,705
  Energy marketing                                            337,845        379,760        243,296
  Gas gathering and processing                                 26,776         29,278         22,341
  Other                                                         5,704          5,263          4,203
                                                       ---------------------------------------------
        Total revenues                                        746,397        742,053        498,311

Operating expenses
  Energy purchases                                            324,124        369,752        239,201
  Operating and maintenance                                   112,087        106,761         79,719
  Exploration                                                   6,986          7,917          5,321
  Depreciation, depletion and amortization                     92,678         85,025         73,028
  Abandonment and impairment of oil
    and gas properties                                          5,171          3,418          7,535
  Production and other taxes                                   43,125         36,262         21,516
  Wexpro settlement agreement -
    oil income sharing                                          2,885          4,758          2,292
                                                       ---------------------------------------------
        Total operating expenses                              587,056        613,893        428,612
                                                       ---------------------------------------------
          Operating income                                   $159,341       $128,160       $ 69,699
                                                       =============================================

OPERATING STATISTICS
Production volumes
    Natural gas (in MMcf)                                      70,574         68,963         62,712
    Oil and natural gas liquids (in Mbbl)
      Questar E & P, SEI                                        2,500          2,225          2,311
      Wexpro                                                      467            521            555
Production revenue
    Natural gas (per Mcf)                                    $   3.21       $   2.80       $   2.00
    Oil and natural gas liquids (per bbl)
      Questar E & P, SEI                                     $  19.22       $  20.50       $  13.92
      Wexpro                                                 $  24.49       $  27.43       $  16.84
Wexpro investment base, net
    of deferred income taxes (in millions)                   $  161.3       $  124.8       $  108.9
Energy-marketing volumes
    (in thousands of equivalent dth)                           91,791        105,632        112,982
Natural gas-gathering volumes (in Mdth)
    For unaffiliated customers                                 91,729         92,969         84,961
    For Questar Gas                                            37,161         36,791         32,050
    For other affiliated customers                             27,049         25,068         19,659
                                                       ---------------------------------------------
        Total gathering                                       155,939        154,828        136,670
                                                       =============================================
    Gathering revenue (per dth)                              $   0.13       $   0.13       $   0.15

REVENUES
Revenues were 1% higher in 2001 when compared with 2000 as a result of increased production, higher gas prices and increased investment in gas-development activities. Market Resources produced 85.6 billion cubic feet equivalent (Bcfe) in 2001 compared with 82.3 Bcfe in 2000 due to the acquisition of Shenandoah Energy Inc. (SEI) on July 31, 2001. Gas production increased 2% over year earlier levels while average realized selling prices rose 15%. Production of oil and natural gas liquids (NGL) rose 12%, excluding Wexpro. Energy-marketing volumes dropped 13% in 2001 compared with 2000. In 2001, declining prices for plant products and higher gas prices were responsible for reduced revenues and lower margins from processing plants.

Market Resources enters hedging transactions to support earnings targets and to protect earnings from downward moves in commodity prices. In 2001, approximately 59% of equity gas production and 58% of oil production, excluding Wexpro, was hedged. This compares with 2000 when approximately 53% of gas production and 73% of oil production was priced under hedging contracts. In 2001, the average price received from hedging transactions was $2.99 per Mcf of gas, net to the well, and $18.28 per barrel of oil, net to the well. Hedging activities reduced 2001 revenues from gas sales by $44.7 million and oil sales by $9.8 million.

Revenues from cost-of-service operations were 21% higher in both 2001 and 2000 when compared with prior years. Wexpro operates and develops oil and natural gas properties on behalf of Questar Gas and receives a return on its investment in successful wells in addition to being reimbursed for operating expenses. The natural gas produced from these properties is delivered to Questar Gas at Wexpro's cost of service. Oil is sold at market prices. Any net income from oil sales remaining after recovery of expenses and Wexpro's return on investment is shared between Wexpro and Questar Gas. Questar Gas' portion is reported as oil-income sharing on the income statement. Wexpro's investment base, net of deferred income taxes, grew 29% and 15% in 2001 and 2000, respectively. The return on average investment base was 19.7% in 2001 and 19.5% in 2000.

Revenues increased 49% in 2000 when compared with 1999 due primarily to higher energy prices and increased gas production. Natural gas prices began rising in the second half of 2000 and spiked in the first quarter of 2001 due to an energy shortage in the western United States. Natural gas production rose 10% as a result of acquiring Canadian producing properties in January 2000.

OPERATING EXPENSES
Operating and maintenance (O&M) expenses were 5% higher in 2001 when compared with 2000 due primarily to an increase of the number of gas and oil properties operated following the acquisition of SEI. O&M expenses increased 34% in 2000 compared with 1999 due primarily to an increase in the number of gas and oil properties and to the costs of litigating and settling a major lawsuit. Exploration expense, largely a function of drilling dry exploratory wells, decreased 12% in 2001 after increasing 49% in 2000. Depreciation, depletion and amortization expense (DD&A) increased 9% in 2001 due to a 4% increase in gas and oil production and a higher average rate. The average DD&A rate for oil and gas properties was $.83 per thousand cubic feet equivalent (Mcfe) for 2001, up from $.78 per Mcfe in 2000 and $.71 per Mcfe in 1999. Production and other taxes rose 19% in 2001 and 69% in 2000 driven by higher revenues and prices.

ENRON EXPOSURE
A QMR energy-marketing affiliate has bought and sold natural gas and engaged in energy trading activities with affiliates of Enron. At the time of Enron's announced plan and filing to seek protection under bankruptcy laws, Enron owed QMR $3.0 million for gas purchased from QMR and QMR owed Enron $.8 million for gas purchased from Enron. In addition, QMR owed $.8 million to Enron in a terminated swap contract. It is the opinion of QMR's counsel that these transactions may be netted. QMR has reserved the net amount of these balances or $1.4 million.

NONREGULATED GAS AND OIL RESERVES
In 2001, gas and oil reserves grew 62% after production to nearly 1.2 trillion cubic feet through a combined strategy of acquiring reserves and a successful drilling program. Market Resources achieved a 631% reserve replacement ratio in 2001 compared with 261% in 2000. QMR acquired 415 Bcfe of proved gas and oil reserves in the SEI acquisition. Reserve additions, revisions and purchases, and sales in place, amounted to 540 Bcfe in 2001. In January 2001, Market Resources completed the sale of 290 producing properties and a gas gathering system in the Midcontinent. Daily production volumes approximated 4.3 MMcf of gas and 180 barrels of oil.

The five-year average finding cost was $.85 per Mcfe in 2001 compared with $.86 in 2000 and $.90 in 1999, excluding Wexpro.

QUESTAR REGULATED SERVICES (Regulated Services) conducts Questar's natural gas-distribution, transmission, storage, processing and nonregulated energy services.

Natural Gas Distribution - Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:

                                               Year Ended December 31,
                                          2001          2000          1999
                                        -------------------------------------
                                                   (In Thousands)
OPERATING INCOME
Revenues
  Residential and commercial sales      $618,451      $467,293      $396,882
  Industrial sales                        56,200        38,993        28,938
  Industrial transportation                7,233         6,968         6,594
  Other                                   22,229        23,508        17,523
                                        -------------------------------------
   Total revenues                        704,113       536,762       449,937
  Natural gas purchases                  498,545       334,193       257,265
                                        -------------------------------------
     Margin                              205,568       202,569       192,672
Operating expenses
  Operating and maintenance              103,427       101,486       103,308
  Depreciation and amortization           35,030        34,450        36,426
  Other taxes                              8,729        10,213         7,625
                                        -------------------------------------
   Total operating expenses              147,186       146,149       147,359
                                        -------------------------------------
    Operating income                    $ 58,382      $ 56,420      $ 45,313
                                        =====================================

OPERATING STATISTICS
Natural gas volumes (in Mdth)
  Residential and commercial sales        83,650        83,373        82,201
  Industrial deliveries
    Sales                                 10,684        10,314         9,823
    Transportation                        54,624        54,836        51,643
                                        -------------------------------------
      Total industrial                    65,308        65,150        61,466
                                        -------------------------------------
        Total deliveries                 148,958       148,523       143,667
                                        =====================================

                                                                  Year Ended December 31,
                                                            2001           2000           1999
                                                       ---------------------------------------------
Natural gas revenue (per dth)
  Residential and commercial                                 $   7.39       $   5.60       $   4.83
  Industrial sales                                               5.26           3.78           2.95
  Transportation for industrial customers                        0.13           0.13           0.13
System natural gas cost (per dth)                            $   4.92       $   3.54       $   2.61
Heating degree days (normal 5,609)                              5,487          5,402          5,317
  Warmer than normal                                                2%             4%             5%
Usage per customer (dth)                                        121.0          126.2          128.5
Number of customers at December 31,
   Residential and commercial                                 730,579        703,306        684,950
   Industrial                                                   1,321          1,323          1,367
                                                       ---------------------------------------------
                                                              731,900        704,629        686,317
                                                       =============================================

MARGIN (REVENUES LESS NATURAL GAS PURCHASES)
Questar Gas' margin was 1% higher in 2001 when compared with 2000 and 5% higher in 2000 when compared with 1999. The higher margins were primarily the result of a $13.5 million annualized general rate increase in Utah, effective August 11, 2000, and a 3.9% larger customer base. An acquisition of two small distribution systems accounted for 10,500 of the 27,271 increase in customers.

Usage per residential customer has been steadily declining for the past several years in large part as a result of higher energy prices and more energy-efficient appliances and home construction. Usage, calculated on a temperature adjusted basis, has decreased by 4%, 2% and 1% in 2001, 2000 and 1999, respectively. Temperatures in 2001 were near normal; however, temperatures have been warmer than normal for nine of the last ten years. The financial impact of actual weather variations from normal are minimized by a weather-normalization adjustment in rates.

Industrial deliveries were flat in 2001 and 6% higher in 2000. An increase in natural gas volumes used to generate electricity offset lower deliveries to a steel producer. In 2002, the steel producer announced plans to reorganize under protection of bankruptcy laws. Margins from gas delivered to industrial customers are substantially lower than margins from gas delivered to residential and commercial customers.

A significant increase in purchased-gas costs in the second half of 2000 and the first quarter of 2001 resulted in higher charges to customers but did not directly affect the margin. The recovery of gas costs is authorized through rate regulation in Utah and Wyoming. Gas costs in Utah rates, which peaked at $4.67 per dth in a January 1, 2001 filing, have subsided to $2.68 per dth in a January 1, 2002 gas-cost filing. In 2001, 44% of Questar Gas' supplies came from company-owned reserves, which cost less than gas purchased from third-party suppliers.

OPERATING EXPENSES
Operating and maintenance expenses were 2% higher in 2001 due largely to a $3.7 million increase in bad debt expenses that more than offset labor savings from a fourth-quarter 2000 early-retirement program. An economic recession, increased number of bankruptcies and higher energy costs resulted in more frequent collection problems. O & M expenses were 2% lower in 2000 when compared with 1999 due to lower legal costs and reduced information-technology expenses. Depreciation expense increased 2% in 2001 due to capital spending. Depreciation expense was $2.8 million lower in 2000 due to investments in several information systems being fully depreciated. In 2000, other taxes increased when compared with 1999 because of a $1.4 million adjustment of prior-year taxes.

Natural Gas Transmission - Questar Pipeline conducts natural gas-transmission, storage and processing operations. Following is a summary of financial results and operating information:

                                                                   Year Ended December 31,
                                                              2001           2000           1999
                                                       ---------------------------------------------
                                                                      (In Thousands)
OPERATING INCOME
Revenues
  Transportation                                             $ 77,002       $ 72,547       $ 69,885
  Storage                                                      37,828         37,711         37,647
  Processing                                                    7,543          6,763          3,570
  Other                                                         2,520          2,055          1,058
                                                       ---------------------------------------------
        Total revenues                                        124,893        119,076        112,160

Operating expenses
  Operating and maintenance                                    47,244         43,761         38,534
  Depreciation and amortization                                15,407         15,391         16,743
  Other taxes                                                   2,920          3,071          2,488
                                                        ---------------------------------------------
        Total operating expenses                               65,571         62,223         57,765
                                                        ---------------------------------------------
           Operating income                                  $ 59,322       $ 56,853       $ 54,395
                                                        =============================================

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
    For unaffiliated customers                                195,610        158,604        135,886
    For Questar Gas                                           110,259        108,183        105,499
    For other affiliated customers                              6,892          8,370         12,153
                                                       ---------------------------------------------
        Total transportation                                  312,761        275,157        253,538
                                                       =============================================
    Transportation revenue (per dth)                         $   0.25       $   0.26       $   0.28

REVENUES
Transportation volumes rose 14% in 2001 to reach 313 million dth after posting a 9% increase to 275 million dth in 2000. Not only are the volumes of gas transportation increasing, but the proportion of firm volumes to interruptible volumes is increasing. Firm transportation volumes, whose customers pay a fixed rate to reserve a portion of pipeline capacity, increased to 94% of the total in 2001 compared with 92% the previous year. The increase in firm transportation reflects a growing demand for gas for power generation and growing pipeline capacity. Main Line 104, a 77 mile extension in central Utah with a 272,000 dth per day capacity, began operations in November 2001 and is fully subscribed.

As of December 31, 2001, approximately 77% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. Questar Gas continues to be Questar Pipeline's single largest transportation customer accounting for 70% of the demand charges collected. Questar Gas has reserved transportation capacity of 899,000 dth per day, representing 61% of the total reserved daily-transportation capacity as of December 31, 2001. Questar Gas' transportation contracts have been extended with initial terms ending in 2006 to 2017.

Revenues from storage operations remained unchanged in the three-years ending December 31, 2001. Questar Pipeline's primary storage facility at Clay Basin has been 100% subscribed under long-term contracts for several years. A majority of the storage contracts have terms in excess of eight years. The Clay Basin storage facility in eastern Utah was last expanded by 5 Bcf in May of 1998. Questar Gas has contracted for 26% of firm-storage capacity for terms extending from 2008 to 2019.

A processing plant owned by Questar Transportation Services, which removes carbon dioxide from a portion of the gas stream, completed its second year of operation in 2001.

OPERATING EXPENSES
Operating and maintenance expenses increased 8% in 2001 compared with 2000 due primarily to rising legal costs and information system maintenance. These increases more than offset labor savings from an early retirement program offered in the fourth quarter of 2000. Higher legal costs and a full year of expenses associated with a gas-processing plant were responsible for the 14% increase in O&M expense in 2000 compared with 1999. The estimated useful life of a processing plant that removes carbon dioxide from the gas stream was increased from 10 to 20 years resulting in a $1.3 million reduction of depreciation expense in 2000. Because processing fees are determined on a cost-of-service basis, the lower depreciation expense resulted in a $1.3 million refund to Questar Gas, the primary customer of processing services.

TRANSCOLORADO LITIGATION
Questar TransColorado, Inc. (QTC), a subsidiary of Questar Pipeline, and KN TransColorado, Inc. (KNTC), a subsidiary of Kinder Morgan, are partners in the TransColorado Gas Transmission Company (TransColorado). The partners are involved in a complex lawsuit pending in a Colorado state district court. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001. The amount that QTC believes it is entitled to receive under the put is $118 million. QTC and KNTC entered a standstill agreement regarding various issues in the litigation. QTC provided notice to KNTC that it elected to put its interest in TransColorado as of March 31, 2001, were it not for the provisions of the standstill agreement. The trial is scheduled to commence on April 1, 2002.

CORPORATE AND OTHER OPERATIONS - This business segment is responsible for information-technology and communications services and corporate administration.

                                                                     Year Ended December 31,
                                                              2001           2000           1999
                                                       ---------------------------------------------
                                                                      (In Thousands)
OPERATING INCOME
Revenues                                                      $67,772        $73,409        $57,679

Operating expenses
  Cost of products sold                                        25,949         24,640          9,651
  Operating and maintenance                                    35,127         33,506         37,516
  Depreciation and amortization                                 6,183          5,937          5,837
  Amortization of goodwill                                      2,224          1,653            116
  Other taxes                                                   1,144          1,073          1,071
                                                       ---------------------------------------------
        Total operating expenses                               70,627         66,809         54,191
                                                       ---------------------------------------------
          Operating income (loss)                             $(2,855)       $ 6,600        $ 3,488
                                                       =============================================

REVENUES
Revenues decreased 8% in 2001 caused by a decline in internet services, electronic business and information technology services. The gross margin on products and services sold amounted to $5.4 million, $7.0 million and $1.1 million in 2001, 2000 and 1999, respectively.

OPERATING EXPENSES
Operating and maintenance expenses were 5% higher in 2001 when compared with 2000 because of a $1.8 million restructuring charge recorded by Consonus, a subsidiary of Questar InfoComm. O&M expenses were 11% lower in 2000 when compared with 1999. A $2.9 million charge associated with an early retirement program was recorded in 1999 when 50 employees elected to retire. Labor savings from the workforce reduction was approximately $2.8 million in 2000. Amortization of goodwill resulted from the acquisition of Consonus in 2000. After January 1, 2002, amortization of goodwill will no longer be permitted under new accounting rules.Instead goodwill will be subjected to a yearly test to determine if the book value exceeds a calculated fair value. It is likely that a portion or all of the $18.2 million of goodwill at Consonus will be impaired under this new test during the first quarter of 2002.


CONSOLIDATED OPERATING RESULTS

REVENUES
Consolidated revenues increased 14% in 2001 compared with 2000 as a result of higher gas prices and gas production for exploration and production operations and a higher gas-cost component in natural gas distribution rates. Reduced energy marketing volumes resulted in lower revenues from these activities in 2001. Consolidated revenues rose 37% in 2000 compared with 1999 as a result of higher energy prices, a 10% increase in gas produced from nonregulated sources and a boost in revenues from e-commerce business. Higher energy prices increased revenues from gas and oil production, energy marketing, natural gas distribution and gas processing.

COST OF NATURAL GAS AND OTHER PRODUCTS SOLD
Gas costs rose significantly in the first quarter of 2001 when a majority of natural gas distribution sales occur. By the end of 2001, gas costs had fallen dramatically from a first quarter high point. The increase in energy prices began in the last half of 2000 precipitated by an energy shortage in the western United States. The cost of natural gas purchased for resale to distribution customers and energy purchases in energy marketing transactions increased significantly.

OPERATING AND MAINTENANCE
Operating and maintenance expenses increased by 8% in 2001 compared with 2000 as a result of an increase in the number of gas and oil properties operated by QMR due to the acquisition SEI, higher bad debt expenses, legal costs and software-program maintenance. Operating and maintenance expenses increased by 14% in 2000 when compared with 1999 because of the increase in the number of producing properties, litigation and settlement of a major lawsuit involving affiliates of Market Resources, and a lawsuit involving an affiliate of Questar Pipeline.

DEPRECIATION, DEPLETION AND AMORTIZATION
Depreciation, depletion and amortization increased 6% in 2001 when compared with 2000 as a result of increased gas production and investment in depreciable assets. The average DD&A rate for oil and gas wells was $.83 Mcfe in 2001, up from $.78 per Mcfe in 2000. Depreciation, depletion and amortization increased 8% in 2000 when compared with 1999 and the average DD&A rate for oil and gas wells was $.78 per Mcfe in 2000, up from $.71 per Mcfe in 1999. Software that reached the end of its depreciable life and an increase in the estimated useful life of a processing plant resulted in a $4.1 million reduction of 2000 depreciation expense.

EXPLORATION AND ABANDONMENT AND IMPAIRMENT OF OIL AND GAS PROPERTIES Exploration expense decreased in 2001compared with 2000 because of a reduction in the number of dry exploratory wells drilled. Leasehold impairments increased in 2001. Exploration expense increased 49% in 2000 compared with 1999 primarily as a result of drilling dry exploratory wells.

PRODUCTION AND OTHER TAXES
Production and property taxes increased in 2001 and 2000 because of higher revenues from rising gas prices and production. Rising property values caused higher property taxes in 2000.

INTEREST AND OTHER INCOME
Gains from selling non-strategic properties amounted to a $21.8 million pretax gain in 2001 ($13.5 million after tax), including the sale of a home security business for a $964,000 pretax gain. Gains from selling securities of other companies were a prominent part of interest and other income recorded in 2000 and 1999. However, the level of securities sales dropped in 2001 and 2000 because of the general decline in market value of technology companies. In 2001, an other-than-temporary decline in the market value of technology stock held by the Company resulted in a $1.5 million write down. Sales of securities generated a pretax gain of $26.5 million ($16.3 million after tax) in 2000 and a pretax gain of $60.7 million ($36.9 million after tax) in 1999.

                                                                 Year ended December 31,
                                                            2001           2000           1999
                                                       ---------------------------------------------
                                                                       (In Thousands)
Gain (loss) from property sales                               $21,753        $(1,784)       $ 6,242
Gain (loss) from securities transactions                       (1,461)        26,523         60,720
Interest income and other earnings                              4,725          7,621          7,367
Minority interest                                               1,725            104            (26)
Allowance for other funds used during
 construction                                                   5,481          4,476          2,017
Returns earned on working-gas inventory
 and purchased-gas adjustment account                           4,800          2,523          2,380
                                                       ---------------------------------------------
   Total                                                      $37,023        $39,463        $78,700
                                                       =============================================

OPERATIONS OF UNCONSOLIDATED AFFILIATES
Earnings from unconsolidated affiliates, partnerships in which the Company holds an interest but are not consolidated for financial reporting purposes, were lower in 2001 because of TransColorado's $2.2 million operating loss. No TransColorado operating losses were reported in 2000 and Questar's share of TransColorado's operating loss for 1999 was $5.9 million.

DEBT EXPENSE
In 2001, lower short-term interest rates were more than offset by increased borrowings resulting in an increase in debt expense. In 2000, interest expense increased due to higher short- and long-term borrowing and higher interest rates.

INCOME TAXES
The effective combined federal, state and foreign income tax rate was 35.8% in 2001, 34.4% in 2000 and 32.5% in 1999. Income tax rates were below the combined statutory rate of about 38% primarily due to non-conventional fuel credits, which amounted to $6.8 million in 2001, $6.5 million in 2000 and $7.2 million in 1999. In addition, a Colorado state income tax credit derived from conducting business in a designated enterprise zone reduced state income taxes by $3.2 million in 2000.


LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

                                                                  Year Ended December 31,
                                                              2001           2000           1999
                                                       ---------------------------------------------
                                                                        (In Thousands)
Net income                                                   $158,186       $149,477       $ 96,852
Non-cash adjustments to net income                            177,914        173,428        135,981
Changes in operating assets and liabilities                    36,615        (70,838)       (25,502)
                                                       ---------------------------------------------
 Net cash provided from operating activities                 $372,715       $252,067       $207,331
                                                       =============================================

Net cash provided from operating activities increased 48% in 2001 when compared with 2000 due primarily to changes in operating assets and liabilities and higher net income. Increased cash flows in 2001, resulted from the collection of accounts receivable and the return of interest-bearing deposits with energy brokers. Net cash provided from operating activities increased 22% in 2000 compared with 1999 due largely to higher net income.

INVESTING ACTIVITIES

Capital spending amounted to $984.1 million and reflects several large transactions in addition to ongoing plant expansion. The details of capital expenditures are as follows:

                                                                   Year Ended December 31,
                                                              2002
                                                             Forecast         2001           2000
                                                       ---------------------------------------------
                                                                       (In Thousands)
Questar Market Resources
 Exploratory drilling                                        $    500       $  4,090       $    446
 Development drilling                                         142,600        188,091         97,361
 Other exploration                                              2,100          1,433            342
 Reserve acquisitions                                             100        370,068         65,130
 Production                                                     4,700          7,624          8,382
 Gathering and processing                                      27,300         53,914          3,330
 Storage                                                                      11,754         11,513
 General                                                        2,800          1,533            855
                                                       ---------------------------------------------
                                                              180,100        638,507        187,359
Questar Regulated Services
 Natural gas distribution
  Distribution system and
    customer additions                                         55,100         62,266         49,454
  General                                                      13,500         16,525         16,313
                                                       ---------------------------------------------
                                                               68,600         78,791         65,767
Natural gas transmission
 Transmission system                                           21,700        103,218         15,312
 Storage                                                       19,800          9,389            333
 Partnerships                                                   4,000        104,701          9,024
 Southern Trails Pipeline                                      30,000         32,418         13,975
 Gathering and processing                                         400          6,523            250
 General                                                        6,500            454          4,141
                                                       ---------------------------------------------
                                                               82,400        256,703         43,035

Other                                                          14,300          2,860          1,167
                                                       ---------------------------------------------
 Total Questar Regulated Services                             165,300        338,354        109,969

Corporate and other operations
 Electronic commerce                                            1,500          1,033         12,878
 Communications and technology                                  1,500          5,012          1,317
 General                                                       27,200          1,180          3,619
                                                       ---------------------------------------------
                                                               30,200          7,225         17,814
                                                       ---------------------------------------------
    Total capital expenditures                               $375,600       $984,086       $315,142
                                                       =============================================

QUESTAR MARKET RESOURCES
QMR acquired SEI for $403 million including debt and received 415 Bcfe of proved oil and gas reserves, gas processing capacity of 100 MMcf per day, 90 miles of gathering lines, 114,000 net acres of undeveloped leasehold acreage and four drilling rigs. In addition, QMR participated in drilling 337 wells (130 net wells) that resulted in 113 net gas wells, 10 net oil wells and 7 net dry holes. There were 56 gross wells in progress at year end. The success rate of completed net wells was 95%. QMR invested $7.7 million in the Rendezvous partnership that will provide gas gathering and compression services in southwestern Wyoming.

QUESTAR REGULATED SERVICES - NATURAL GAS DISTRIBUTION
The distribution system was extended by 1,145 miles of main, feeder and service lines to accommodate the addition of 27,271customers. This includes $10.9 million for the acquisition of two small distribution systems.

QUESTAR REGULATED SERVICES - NATURAL GAS TRANSMISSION
Construction was completed on Main Line 104, a 77-mile pipeline in central Utah that cost $95.4 million. Questar Pipeline borrowed $100 million and used the proceeds to repay debt, through a wholly-owned subsidiary, Questar TransColorado, Inc. (QTC), owed by TransColorado Gas Transmission Company.

FINANCING ACTIVITIES

Record capital spending and refinancing callable debt to take advantage of low interest rates combined to make 2001 a very active financing year. Net cash provided from operating activities of $372.7 million and proceeds from the sale of non-strategic assets supplied 43% of the funding needed for capital expenditures. The remaining 57% was supplied through short- and long-term debt offerings. QMR borrowed $415 million, $280 million of which was in the form of a short-term bridge loan, to finance its acquisition of SEI. A portion of the bridge loan was subsequently refinanced with a one-year callable commercial paper note in the amount of $220 million. The commercial paper note was partially repaid with the proceeds of $200 million of five-year private placement notes with a 7% interest rate, issued January 16, 2002. The terms of the private placement notes require registration of the notes with the Securities and Exchange Commission (SEC). A registration statement was filed February 22, 2002 that became effective March 4, 2002. The exchange notes are expected to be issued in April 2002. In March 2001, QMR sold $150 million of 10-year notes with a 7.5% interest rate and used the proceeds to reduce debt. Questar Pipeline issued $180 million of 10-year medium-term notes with a weighted average coupon rate of 6.86%. In 2001, Questar Pipeline repaid the remaining balances of its 9 7/8% and 9 3/8% debentures, totaling $115 million with a weighted average interest rate of 9.5%. In 2001, Questar Gas sold $60 million of 11-year medium-term notes with a 6.3% interest rate.

Short-term borrowings amounted to $405.5 million of commercial paper, including $220 million borrowed by QMR, and $124.7 million of bank loans at December 31, 2001. Included with the bank loans is $100 million borrowed by Questar Pipeline to refinance 50% of a loan held by the TransColorado partnership that matured October 2001. A year earlier, short-term debt included $181.1 million of commercial paper and $28 million of bank loans. The weighted average interest rate on balances at December 31 was 2.27% in 2001 and 6.68% in 2000. Parent-company commercial-paper borrowings are backed by short-term line-of-credit arrangements and are rated P1 and A1 by Moody's and Standard and Poor's, respectively. Market Resources has an unrated commercial-paper program with a $100 million capacity. Market Resources' commercial-paper borrowings are limited to and supported by available capacity on Market Resources' existing revolving credit facility. Market Resources had a commercial-paper balance of $12.5 million that was included in the total $181.1 million balance at December 31, 2000 and no amounts borrowed under its commercial paper program at December 31, 2001.

Questar's consolidated capital structure consisted of 48% long-term debt and 52% common shareholders' equity at December 31, 2001. Including short-term debt, leverage was 59%. The Company is taking measures to reduce its leverage to the range of 50% and maintain its debt ratings. Moody's and Standard and Poor's have rated the long-term debt of Questar Gas and Questar Pipeline A1 and A+, respectively.Questar Market

Resources' debt rating is BBB+ by Standard and Poor's and Baa2 by Moody's.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Management believes the following accounting policies may involve a higher degree of complexity and judgment.

SUCCESSFUL EFFORTS ACCOUNTING FOR GAS AND OIL OPERATIONS
Under the successful efforts method of accounting, the Company capitalizes the costs of acquiring leaseholds, drilling development wells and successful exploratory wells and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved leaseholds costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The Company recognizes gain or loss on the sale of properties on a field basis.

Capitalized proved leasehold costs are depleted on the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with oil and gas properties are depreciated on the unit-of-production method based on proved developed reserves on a field basis. The Company engages independent consultants to calculate gas and oil reserves. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available.

WEXPRO SETTLEMENT AGREEMENT
Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas' utility operations to share in the results of Wexpro's operations and the rate of return that Wexpro will earn for managing Questar Gas' reserves. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983.

ACCOUNTING FOR DERIVATIVES
On January 1, 2001, the Company adopted the accounting provisions of SFAS 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, the Company is required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. The Company structured virtually all of its energy derivative instruments as cash flow hedges. Any changes in the fair value of cash flow hedges are recorded on the balance sheet until the underlying gas or oil is produced.

The cumulative effect of this accounting change decreased other comprehensive income by $79.4 million (after tax) and did not have a material effect on income at adoption. Of the cumulative effect recorded in other comprehensive income, $44.6 million (after tax) was reclassified into the Consolidated Income Statement during 2001.

REVENUE RECOGNITION
Revenues are recognized in the period that services are provided or products are delivered. The Company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has an imbalance in excess of its share of remaining reserves in an underlying property.

RATE REGULATION
Rate regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. The financial statements of rate-regulated businesses are presented in accordance with regulatory requirements. Methods of allocating costs to time periods, in order to match revenues and expenses, may differ from those of other businesses because of cost-allocation methods used in establishing rates.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Questar's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in long-term interest rates. The Company has an investment in a foreign operation that may subject it to exchange-rate risk. A Market Resources subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated to pay for transportation services with no guarantee that is will be able to recover the full cost of these transportation commitments.

HEDGING POLICY
The Company has established policies and procedures for managing commodity price risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from falling commodity prices. The Company will target between 50 and 75% of the current year's production to be hedged at or above budget levels by the end of March in the current year. The Company will ladder in these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Board of Directors. Additionally, under the terms of the Market Resources' revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedge arrangements. The Company does not enter into derivative arrangements for speculative purposes.

ENERGY-PRICE RISK MANAGEMENT
Oil and natural gas prices fluctuate in response to changes in supply and demand. Market Resources bears a majority of the risk associated with commodity price changes and uses hedge arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

Market Resources held hedge contracts covering the price exposure for about 70.2 million dth of gas and 1.1 million bbl of oil at December 31, 2001. A year earlier the contracts covered 50.5 million dth of natural gas and 1 million bbl of oil. The hedging contracts exist for a significant share of equity gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2001, had terms extending through December 2003, with about 75% of those contracts expiring by the end of 2002.

The undiscounted mark-to-market adjustment of financial gas and oil price-hedging contracts at December 31, 2001 was a positive $37.7 million. A 10% decline in gas and oil prices would add $14.8 million to the mark-to-market calculation; while a 10% increase in prices would deduct $14.8 million. The mark-to-market adjustment of gas and oil price-hedging contracts at December 31, 2000 was a negative $98 million. A 10% decline in gas and oil prices at that time would decrease the mark-to-market adjustment by $18.1 million to $79.9 million. Conversely, a 10% increase in prices would have resulted in an $18.1 million negative mark-to-market adjustment to a negative $116.1 million balance at that date. The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions

(i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts. Also, the sensitivity measures exclude mark-to-market calculations on physical hedge contracts, where settlement is achieved through delivery of the gas or oil as opposed to cash settlements with a counterparty.

QUESTAR GAS ENERGY-PRICE RISK MANAGEMENT
Questar Gas will continue to pursue hedging activities to mitigate energy-price fluctuations for gas-distribution customers. The PSCU has agreed that the benefits and the costs of hedging are to be included in the purchased-gas adjustment account. The stipulation allows Questar Gas to record mark-to-market adjustments for hedging contracts in the purchased-gas adjustment account. The PSCW also allows the inclusion of hedging activities in the purchase-gas adjustment account.

LIQUIDITY ACCELERATORS
QMR has entered into commodity price hedging contracts with several counterparties. The counterparties are banks and energy trading firms. In some contracts the amount of credit allowed before QMR must post collateral for out-of-the-money hedges varies depending on the credit rating of QMR's debt. In cases where this arrangement exists, if QMR's credit ratings fall below investment grade (BBB- by Standard & Poor's or Baa3 by Moody's) counterparty credit generally falls to zero.

Questar sold a parking lot in 2001 and as a condition of the sale, indemnified the buyer for parking rents, costs of restoration of the parking lot and disposal expenses required by any applicable government agency as the result of an environmental study, if contamination exists. The drilling of several test holes, in a Phase II Environmental Study, did not locate any hazardous wastes or toxic substances in concentrations requiring remediation. There are no financial limitations on Questar's guaranty.

INTEREST-RATE RISK MANAGEMENT
The Company owed $999.5 million of long-term debt at December 31, 2001, of which $745.5 million was fixed-rate debt. The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The fair value of Questar's long-term debt amounted to $1,011.5 million at December 31, 2001. The Company owed $714.9 million of long-term debt at December 31, 2000, of which $470.5 million was fixed-rate debt. The fair value of Questar's long-term debt amounted to $735.6 million at December 31, 2000. The fair-value calculation was based upon quoted market prices and the discounted present value of cash flows using the Company's current borrowing rates. If interest rates declined by 10%, fair value would increase to $1,053.0 million in 2001 and $758.4 million in 2000 and interest costs paid on variable-rate long-term debt would decrease about $.7 million. The sensitivity calculations do not represent the cost to retire the debt securities. The book value of variable-rate debt approximates fair value.

SECURITIES AVAILABLE FOR SALE
Securities available for sale represent equity instruments, primarily of communications and technology companies, traded on national exchanges. The value of these investments is subject to day to day market volatility. A 10% change in prices would result in a change in value of $1.4 million based on prices in 2001 and $3.3 million in based on prices in 2000. A majority of the shares held by the Company are trading near cost basis. The SEC has determined that trading below cost basis for two consecutive quarters constitutes an impairment that must be recognized in earnings.

FOREIGN CURRENCY RISK MANAGEMENT
The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation amounting to $61.1 million (U.S.) is expected to be repaid from future operations of the foreign company.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 8, 2002.

      The following individuals are serving as executive officers of the
        Company:

                                                     PRIMARY POSITIONS HELD WITH
                                                     ---------------------------
NAME                                                 THE COMPANY AND AFFILIATES
----                                                 --------------------------
R. D. Cash                     59     Chairman of the Board of Directors (May 1985); President and Chief Executive Officer,
                                      Director (May 1984); President (May 1984 to February 2001); Chairman of the Boards of
                                      Directors, all affiliates except QET and Consonus.

Keith O. Rattie                48     President and Chief Operating Officer, Director (February 2001); Vice Chairman and Director,
                                      QRS, QMR, Questar Gas, Questar Pipeline, and most affiliates (February 2001); Chairman,
                                      Consonus (May 2001).

G. L. Nordloh                  54     President and Chief Executive Officer, all Market Resources affiliates (at various times beginning in March 1991); Executive Vice President, Questar (February 1996); Director,
                                      (October 1996); Director, QMR (May 1991), all Market Resources subsidiaries (various times beginning in June 1989); Chairman, QET (August 1998).

D. N. Rose                     57     President and Chief Executive Officer, Questar Gas (October 1984), Questar Pipeline (March
                                      1997), QRS (December 1996), QES (January 1999); Executive Vice President, Questar (February

                                      1996); Director (May 1984); Director, Questar Gas (May 1984), Questar Pipeline (May 1996),
                                      QRS (December 1996), and QES (January 1999).

Charles B. Stanley             43     Executive Vice President and Chief Operating Officer, QMR and QMR subsidiaries (February
                                      2002); Senior Vice President, Questar (February 2002); President and Chief Executive Officer
                                      and Director, Coastal Gas International Co. (1995 - 2000); President and Chief Executive
                                      Officer of El Paso Oil and Gas Canada, Inc. (2000 - January 2002).

S. E. Parks                    50     Senior Vice President (March 2001); Vice President ( February  1990 to March 2001); Treasurer
                                      and Chief Financial Officer, Questar and all affiliates except QET (February 1996);
                                      Treasurer, Questar and affiliates except QET at various dates beginning in May 1984);
                                      Director, Questar E&P (May 1996) and Consonus (October 1999).

Connie C. Holbrook             55     Senior Vice President (March 2001); Vice President (October 1984 to March 2001); Corporate
                                      Secretary (October 1984); General Counsel (April 1999); Corporate Secretary, Questar Gas and
                                      other affiliates except QET (at various dates beginning in March 1982); Director, Consonus
                                      (October 1999).

Glenn H. Robinson              51     President and Chief Executive Officer and Director, Questar InfoComm (August 2000); Vice
                                      President and Chief Information Officer (August 2000); Vice President and Controller, QRS
                                      (January 1999 to August 2000), Questar Gas (April 1991 to August 2000), and Questar Pipeline
                                      (September 1996 to August 2000); Director, Consonus (May 2001).

Brent L. Adamson               51     Vice President, Ethics, Compliance and Audit (March 2002); Director, Audit (August 1982 to
                                      March 2002); Compliance Officer (March 1995 to March 2002).

      There is no "family relationship" between any of the listed officers or between any of them and the Company's directors. The executive officers serve at the pleasure of the Board of Directors. There is no arrangement or understanding under which the officers were selected. Information concerning compliance with
Section 16(a) of the Securities and Exchange Act of 1934, as amended, is presented in the Company's definitive Proxy Statement under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 2002 annual meeting, under the sections entitled "Executive Compensation" and

"Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labeled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2002 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2002 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for the Questar's 2002 annual meeting under the section entitled "Election of Directors."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)(2) Financial Statements and Financial Statement Schedules. The financial statements and schedule identified in the List of Financial Statements are filed as part of this report.

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

     3.1.*           Restated Articles of Incorporation as amended effective May 19, 1998.  (Exhibit No. 3.1. to Form 10-Q Report
                     for Quarter ended June 30, 1998.)

     3.2.*           Bylaws (as amended effective October 25, 2001).  (Exhibit No. 3.1. to Form 10_Q Report for Quarter ended
                     September 30, 2001.)

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

     10.2.*(2)       Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 2001.
                     (Exhibit No. 10.2. to Form 10-K Annual Report for 2000.)

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

     10.10.(2)       Questar Corporation Deferred Share Plan, as amended and restated effective January 1, 2002.

     10.11.(2)       Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2002.

     10.12.*(2)      Questar Corporation Directors' Stock Plan as approved May 21, 1996.  (Exhibit No. 10.15. to Form 10-Q Report
                     for Quarter ended June 30, 1996.)

     10.13.          Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2002.

     10.14.*(2)      Questar Corporation Special Situation Retirement Plan.  (Exhibit No. 10.10. to Form 10-Q Report for Quarter
                     Ended June 30, 1998.)

     10.15.*(2)      Employment Agreement between the Company and Keith O. Rattie effective February 1, 2001.  (Exhibit No. 10.15.
                     to Form 10-K Annual Report for 2000.)

     10.16.(2)       Employment Agreement between the Company and Charles B. Stanley effective January 31, 2002 and First Amendment to such Agreement.

     21.             Subsidiary Information.

     23.             Consent of Independent Auditors.

     24.             Power of Attorney.

     99.1.           Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15149,
                     33-40800, 33-40801, 33-48169, 333-04913, and 333-04951).

----------
         *Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

         (1) The name of the Rights Agent has been changed to U. S. Bank National Association.

         (2) Exhibit so marked is management contract or compensation plan or arrangement.

         (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 2001.

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2), and (d)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2001

                               QUESTAR CORPORATION

                              SALT LAKE CITY, UTAH

FORM 10-K -- ITEM 14 (a)(1) AND (2)

QUESTAR CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Questar Corporation and subsidiaries are included in Item 8:

      Consolidated statements of income--Years ended December 31, 2001, 2000 and 1999

      Consolidated balance sheets--December 31, 2001 and 2000

      Consolidated statements of common shareholder's equity--Years ended December 31, 2001, 2000 and 1999

      Consolidated statements of cash flows--Years ended December 31, 2001, 2000 and 1999

      Notes to consolidated financial statements

The following financial statement schedule is included in Item 8:

      Schedule:   Valuation and Qualifying Accounts

All other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors


Shareholders and Board of Directors
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 6 to the financial statements, effective January 1, 2001, Questar Corporation and subsidiaries adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

                                            /s/Ernst & Young LLP
                                            -----------------------------------
                                               Ernst & Young LLP
Salt Lake City, Utah
February 8, 2002

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                Year Ended December 31,
                                                      2001               2000            1999
                                                  -------------------------------------------------
                                                       (In Thousands, Except Per Share Amounts)
REVENUES                                             $1,439,350        $1,266,153        $924,219

OPERATING EXPENSES
  Cost of natural gas and other products sold           675,011           562,229         352,554
  Operating and maintenance                             270,355           251,477         221,082
  Depreciation, depletion and amortization              151,735           142,491         132,164
  Exploration                                             6,986             7,917           5,321
  Abandonment and impairment of oil
     and gas properties                                   5,171             3,418           7,535
  Production and other taxes                             55,985            50,654          32,724
                                                  ------------------------------------------------
     TOTAL OPERATING EXPENSES                         1,165,243         1,018,186         751,380
                                                  ------------------------------------------------

     OPERATING INCOME                                   274,107           247,967         172,839

INTEREST AND OTHER INCOME                                37,023            39,463          78,700

OPERATIONS OF UNCONSOLIDATED
   AFFILIATES
     Income (loss)                                          159             3,996          (4,356)
     Write-down of investment in partnership                                              (49,700)
                                                  ------------------------------------------------
                                                            159             3,996         (54,056)

DEBT EXPENSE                                            (64,833)          (63,510)        (53,944)
                                                  ------------------------------------------------
     INCOME BEFORE INCOME TAXES                         246,456           227,916         143,539

INCOME TAXES                                             88,270            78,439          46,687
                                                  ------------------------------------------------
     NET INCOME                                      $  158,186        $  149,477        $ 96,852
                                                  ================================================

EARNINGS PER COMMON SHARE
   Basic                                             $     1.95        $     1.86        $   1.17
   Diluted                                           $     1.94        $     1.85        $   1.17

Average common shares outstanding
   Basic                                                 81,097            80,412          82,547
   Diluted                                               81,658            80,915          82,676

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                     2001                  2000
                                                                 ------------------------------------
                                                                           (In Thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $   11,300            $    9,416
  Accounts receivable, net                                             151,844               269,254
  Unbilled gas accounts receivable                                      53,613                45,293
  Federal income taxes recoverable                                       3,593                 9,694
  Hedging contracts                                                     50,270
  Inventories, at lower of average cost or market
    Gas and oil storage                                                 37,055                30,062
    Materials and supplies                                              12,073                10,472
  Purchased-gas adjustments                                              8,296                35,565
  Prepaid expenses and other                                            16,136                 9,189
                                                                 ------------------------------------
     TOTAL CURRENT ASSETS                                              344,180               418,945

PROPERTY, PLANT AND EQUIPMENT
  Questar Market Resources                                           1,979,164             1,400,159
  Questar Regulated Services
     Gas distribution                                                1,144,455             1,067,362
     Gas transmission                                                  881,248               731,246
     Other                                                               9,519                 5,764
  Corporate and Other Operations                                        75,021                82,603
                                                                 ------------------------------------
                                                                     4,089,407             3,287,134
LESS ACCUMULATED DEPRECIATION,
     DEPLETION AND AMORTIZATION
  Questar Market Resources                                             731,330               662,923
  Questar Regulated Services
     Gas distribution                                                  489,583               447,496
     Gas transmission                                                  256,755               243,006
     Other                                                               4,586                 3,073
  Corporate and Other Operations                                        42,055                43,661
                                                                 ------------------------------------
                                                                     1,524,309             1,400,159
                                                                 ------------------------------------
     NET PROPERTY, PLANT AND EQUIPMENT                               2,565,098             1,886,975

INVESTMENT IN UNCONSOLIDATED
     AFFILIATES                                                        144,928                34,505

SECURITIES AVAILABLE FOR SALE                                           13,623                33,019

OTHER ASSETS
  Goodwill, net                                                         90,927                20,514
  Regulatory assets                                                     37,984                37,646
  Other noncurrent assets                                               38,971                40,423
                                                                 ------------------------------------
      TOTAL OTHER ASSETS                                               167,882                98,583
                                                                 ------------------------------------
                                                                    $3,235,711            $2,472,027
                                                                 ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             December 31,
                                                                       2001                  2000
                                                                 -------------------------------------
                                                                            (In Thousands)
CURRENT LIABILITIES
  Short-term debt                                                   $  530,246            $  209,139
  Accounts payable and accrued expenses
    Accounts and other payables                                        199,150               273,884
    Production and other taxes                                          33,694                30,718
    Deferred income taxes                                                3,153                13,515
    Interest                                                            13,193                 7,300
                                                                 ------------------------------------
      Total accounts payable and accrued expenses                      249,190               325,417
  Current portion of long-term debt                                      1,705                     8
                                                                 ------------------------------------
     TOTAL CURRENT LIABILITIES                                         781,141               534,564

LONG-TERM DEBT                                                         997,423               714,537

DEFERRED INCOME TAXES                                                  324,309               213,136

DEFERRED INVESTMENT TAX CREDITS                                          4,966                 5,262

OTHER LONG-TERM LIABILITIES                                             27,286                33,680

MINORITY INTEREST                                                       19,805                18,216

COMMITMENTS AND CONTINGENCIES - Note 8

COMMON SHAREHOLDERS' EQUITY
  Common stock - without par value; 350,000,000
     shares authorized;  81,523,407 outstanding at
     December 31, 2001 and 80,818,274 outstanding
     at December 31, 2000                                              282,297               268,630
  Retained earnings                                                    772,408               671,415
  Cumulative other comprehensive income                                 26,076                12,587
                                                                 ------------------------------------
     TOTAL COMMON SHAREHOLDERS' EQUITY                               1,080,781               952,632
                                                                 ------------------------------------
                                                                    $3,235,711            $2,472,027
                                                                 ====================================

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                                                                          Cumulative
                                                           Common Stock                          Note       Other         Compre-
                                                    ---------------------------   Retained    Receivable Comprehensive    hensive
                                                       Shares       Amount        Earnings    from ESOP     Income        Income
                                                    -------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
BALANCES AT JANUARY 1, 1999                            82,632,078     $298,888       $535,460      $(3,955)     $18,359
Issuance of common stock                                  488,302        8,124
Purchase of common stock                               (1,701,527)     (28,575)
1999 net income                                                                        96,852                             $ 96,852
Payment of common stock dividends
    of $.67 per share                                                                 (55,328)
Income tax benefit of dividends paid to ESOP                                               38
Collection of note receivable from ESOP                                                              3,955
 Other comprehensive income
  Unrealized gain on securities available for sale,
      net of income taxes of $13,193                                                                             21,303     21,303
  Foreign currency translation adjustment,
      net of income taxes of $327                                                                                  (605)      (605)
                                                    ------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                          81,418,853      278,437        577,022            -       39,057   $117,550
                                                                                                                          =========
Issuance of common stock                                  958,232       11,764
Purchase of common stock                               (1,558,811)     (25,543)
2000 net income                                                                       149,477                             $149,477
Payment of common stock dividends
    of $.685 per share                                                                (55,084)
Income tax benefit associated with exercise of
   nonqualified options and premature dispositions                       3,972
Other comprehensive income
  Unrealized loss on securities available for sale,
      net of income taxes of $16,767                                                                            (25,453)   (25,453)
  Foreign currency translation adjustment,
      net of income taxes of $949                                                                                (1,017)    (1,017)
                                                    ------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                          80,818,274      268,630        671,415            -       12,587   $123,007
                                                                                                                          =========
Issuance of common stock                                1,148,080       23,316
Purchase of common stock                                 (442,947)     (12,488)
2001 net income                                                                       158,186                             $158,186
Payment of common stock dividends
    of $.705 per share                                                                (57,193)
Income tax benefit associated with exercise of
   nonqualified options and premature dispositions                       2,839
Other comprehensive income
  Cumulative effect of accounting change for
     energy hedges, net income taxes of $41,624                                                                 (79,376)   (79,376)
  Change in unrealized gain on cash flow hedges
     net of income taxes of $57,048                                                                             105,295    105,295
  Unrealized loss on securities available for sale,
     net of income taxes of $6,565                                                                              (10,595)   (10,595)
  Unrealized loss on interest rate swaps,
     net of income taxes of $235                                                                                   (392)      (392)
  Foreign currency translation adjustment,
      net of income taxes of $1,304                                                                              (1,443)    (1,443)
                                                    ------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                          81,523,407     $282,297       $772,408     $      -      $26,076   $171,675
                                                    ==============================================================================

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                                2001        2000         1999
                                                            -----------------------------------
                                                                      (In Thousands)
OPERATING ACTIVITIES
  Net income                                                $ 158,186    $ 149,477    $  96,852
  Adjustments to reconcile net income to net cash
        provided from operating activities
     Depreciation, depletion and amortization                 159,042      148,293      139,124
     Deferred income taxes and investment tax credits          33,699       47,355       (1,087)
     Write-down of investment in partnership                                             49,700
     Abandonment and impairment of oil and gas properties       5,171        3,418        7,535
     Write-down of securities available for sale                1,473
     (Income) loss from unconsolidated affiliates,
        net of cash distributions                                 253         (899)       7,671
     Net gains from sales of properties and securities        (21,765)     (24,739)     (66,962)
                                                            -----------------------------------
                                                              336,059      322,905      232,833
  Changes in operating assets and liabilities
    Accounts receivable                                       119,344     (136,700)      (1,004)
    Inventories                                                (8,434)      (2,892)         252
    Hedging contracts                                         (10,886)
    Prepaid expenses and other                                 (2,785)       2,077          615
    Accounts payable and accrued expenses                     (90,441)     144,190      (41,549)
    Federal income taxes                                        6,196      (27,068)       8,684
    Purchased-gas adjustments                                  27,246      (35,133)       1,635
    Other assets                                                3,436      (17,144)       3,446
    Other liabilities                                          (7,061)       1,832        2,419
                                                            -----------------------------------
      NET CASH PROVIDED FROM OPERATING ACTIVITIES             372,674      252,067      207,331

INVESTING ACTIVITIES
  Capital expenditures
     Purchase of property, plant and equipment               (870,652)    (305,818)    (215,814)
     Other investments                                       (113,434)      (9,324)     (46,169)
                                                            -----------------------------------
         Total capital expenditures                          (984,086)    (315,142)    (261,983)
  Proceeds from disposition of property, plant
    and equipment                                              47,422        2,726       45,721
  Proceeds from sales of securities                             1,612       46,814       75,126
                                                            -----------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                   (935,052)    (265,602)    (141,136)

FINANCING ACTIVITIES
  Issuance of common stock                                     26,155       15,736        8,124
  Purchase of Questar common stock                            (12,488)     (25,543)     (28,575)
  Issuance of long-term debt                                  645,000       61,725      317,000
  Repayment of long-term debt                                (357,799)     (80,075)    (206,996)
  Increase (decrease) in short-term loans                     321,107       64,581      (76,985)
  Cash held in escrow                                          (1,010)      31,340      (36,727)
  Other financing                                                 716        2,955        3,993
  Payment of dividends                                        (57,193)     (55,084)     (55,328)
                                                            -----------------------------------
      NET CASH PROVIDED FROM (USED IN)
        FINANCING ACTIVITIES                                  564,488       15,635      (75,494)
  Foreign currency translation adjustment                        (226)        (975)         101
                                                            -----------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                             1,884        1,125       (9,198)
BEGINNING CASH AND CASH EQUIVALENTS                             9,416        8,291       17,489
                                                            -----------------------------------
ENDING CASH AND CASH EQUIVALENTS                            $  11,300    $   9,416    $   8,291
                                                            ===================================

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is a diversified natural gas company with two principal lines of business: nonregulated and regulated. The Company's nonregulated activities of gas and oil exploration, development and production, gas gathering and processing, wholesale-energy marketing and a private storage facility are conducted by Questar Market Resources, Inc. and subsidiaries (QMR or Market Resources). The Company's regulated activities of natural gas distribution, interstate transmission and storage operations are conducted by Questar Regulated Services Co. and subsidiaries (QRS or Regulated Services). Natural gas-distribution activities are conducted by Questar Gas. Questar Pipeline provides natural gas transmission and storage. Questar Transportation Services, a subsidiary of Questar Pipeline, operates a processing plant that removes carbon dioxide from a portion of the pipeline. Regulated Services also includes Questar Energy Services, which markets unregulated products and services. Corporate and Other Operations include information-technology, telecommunication services and corporate activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES: Questar uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates are: Overthrust Pipeline Co., TransColorado Gas Transmission Co., Canyon Creek Compression Co., Blacks Fork Gas Processing Co. and Rendezvous Gas Services, LLC. Generally, the Company's investment in these affiliates equals the underlying equity in net assets, except for TransColorado where the investment was written down in 1999. The Company experienced an other-than-temporary decline in its partnership investment in TransColorado caused by low volumes resulting from unfavorable regional transportation economics.

REGULATION: Questar Gas is regulated by the Public Service Commission of Utah
(PSCU) and the Public Service Commission of Wyoming (PSCW). The Idaho Public Utilities Commission has deferred to the PSCU for rate oversight of Questar Gas' operations in a small area of southeastern Idaho. Questar Pipeline is regulated by the Federal Energy Regulatory Commission (FERC). Market Resources, through its investment in Clear Creek Storage Company, LLC, operates a gas storage facility that is under the jurisdiction of the FERC. These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

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

REVENUE RECOGNITION: Revenues are recognized in the period that services are provided or products are delivered. Questar Gas records gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. Rate-regulated companies periodically collect revenues subject to possible refunds pending final orders from regulatory agencies. These companies establish appropriate reserves for revenues collected subject to refund. The Company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has sold gas in excess of its share of remaining reserves in an underlying property. The Company's net gas imbalances at December 31, 2001 and 2000 were not significant.

PURCHASED-GAS ADJUSTMENTS: Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas will continue to pursue hedging activities to mitigate energy-price fluctuations for gas-distribution customers. The PSCU has agreed that the benefits and the costs of hedging are to be included in the purchased-gas adjustment account. The stipulation allows Questar Gas to record mark-to-market adjustments for hedging contracts in the purchased-gas adjustment account. The PSCW also allows the inclusion of hedging activities in the purchase-gas adjustment account.

OTHER REGULATORY ASSETS AND LIABILITIES: Gains and losses on the reacquisition of debt by rate-regulated affiliates are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment. The cost of the early retirement windows offered to employees of rate-regulated subsidiaries is capitalized and amortized over a five-year period in accordance with regulatory treatment. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers.

CASH AND CASH EQUIVALENTS: Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

SECURITIES AVAILABLE FOR SALE: The value of securities available for sale approximates fair value at the balance sheet date based on published share prices. Using market value at the balance sheet date, the Company records unrealized gains or losses, net of income taxes, as a separate component of other comprehensive income in shareholders' equity. Gains or losses resulting from the sale of securities are included in the determination of income as incurred.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. On July 1, 2001, Questar elected to change its accounting method for gas and oil properties from the full cost method to the successful efforts method. As a result, on January 9, 2002, the Company filed an amended Form 10-K for the year ended December 31, 2000 to retroactively restate financial statements to reflect this change in accounting method. Previously reported earnings decreased $7.2 million ($.09 per share) and $2.0 million ($.03 per share) for the years ended December 31, 2000 and 1999, respectively.

GAS AND OIL PROPERTIES
Under the successful efforts method of accounting, the Company capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved leaseholds costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The Company recognizes gain or loss on the sale of properties on a field basis.

Capitalized proved leasehold costs are depleted on the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with gas and oil properties are depreciated on the unit-of-production method based on proved developed reserves on a field basis. Costs of future site restoration, dismantlement, and abandonment of producing properties are considered part of depreciation, depletion and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

COST-OF-SERVICE GAS AND OIL OPERATIONS
As ordered by the PSCU, the successful efforts method of accounting is utilized with respect to costs associated with certain "cost of service" gas and oil properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service gas and oil properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (see Note 11). In accordance with the settlement agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost-of-service properties is sold at market prices. Proceeds are credited, pursuant to the terms of the settlement agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Capitalized costs are depreciated on an individual field basis using the unit-of-production method based upon proved developed gas and oil reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for producing properties are considered as part of depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

                                                                2001         2000
                                                            -----------------------
                                                                (In Thousands)
PROPERTY, PLANT AND EQUIPMENT
Gas and oil properties - successful efforts accounting
   Proved properties                                        $1,175,432   $  845,485
   Unproved properties, not being depleted                     176,141       55,608
   Support equipment and facilities                             11,414       13,179
                                                            -----------------------
                                                             1,362,987      914,272
Cost-of-service gas and oil properties -
   successful efforts accounting                               405,783      348,403
Gathering, processing and marketing                            210,394      137,484
                                                            -----------------------
                                                            $1,979,164   $1,400,159
                                                            =======================
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
Gas and oil properties - successful efforts
 accounting                                                 $  462,143   $  411,506
Cost-of-service gas and oil properties -
   successful efforts accounting                               207,410      193,029
Gathering, processing and marketing                             61,777       58,388
                                                            -----------------------
                                                            $  731,330   $  662,923
                                                            =======================

Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

                                                             2001         2000         1999
                                                      -------------------------------------
Questar Market Resources
  Gas and oil properties, per Mcf equivalent
        U.S                                           $      0.79  $      0.73  $      0.72
        Canada (in U.S. dollars)                             1.10         1.12         0.63
          Combined U.S. and Canada                           0.83         0.78         0.71
  Cost-of-service gas and oil properties, per Mcfe           0.49         0.44         0.42

For the remaining Company properties, the provision for depreciation, depletion and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. The investment in natural gas distribution, transmission, storage, gathering and processing property, plant and equipment, is charged to expense using the straight-line method. The costs of gas wells and related production facilities are charged to expense using the unit-of-production method.

Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

                                                         2001       2000        1999
                                                     -------------------------------
Questar Regulated Services
  Natural gas distribution
     Distribution plant                                   3.8%       4.0%        4.2%
     Gas wells, per Mcf                              $   0.14   $   0.15     $  0.15
  Natural gas transmission, processing and storage        2.9%       3.2%        3.4%

TEST FOR IMPAIRMENT OF LONG-LIVED ASSETS
Gas and oil properties are evaluated by field for potential impairment; other properties are evaluated on a specific asset basis or in groups of similar assets, as applicable. An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value.

GOODWILL: Goodwill acquired before July 1, 2001 was amortized on the straight-line method principally over 10 years. Goodwill amortization expense was $2.2 million in 2001 and $1.7 million in 2000. The accumulated amortization balance was $3.9 million at December 31, 2001. Goodwill accounting rules changed July 1 2001. Refer to the "New Accounting Standards" discussion.

CAPITALIZED INTEREST AND ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: Questar's regulated subsidiaries capitalize the cost of capital employed during the construction period of plant and equipment in accordance with guidelines from regulators. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. The Company's nonregulated subsidiaries capitalize interest costs during construction of assets when it is applicable. Under provisions of the Wexpro settlement agreement, the Company capitalizes AFUDC on cost-of-service construction projects and records the amount in other income. Debt expense was reduced by $4.1 million in 2001, $4.2 million in 2000 and $3.0 million in 1999. AFUDC included in interest and other income amounted to $5.5 million in 2001, $4.5 million in 2000 and $2.0 million in 1999.

FOREIGN CURRENCY TRANSLATION: The Company conducts gas and oil exploration and production activities in western Canada. The local currency, the Canadian dollar, is the functional currency of the Company's foreign operations. Translation from Canadian dollars to U. S. dollars is performed for balance sheet accounts using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using an average exchange rate. Adjustments resulting from such translations are reported as a separate component of other comprehensive income in shareholders' equity. Deferred income taxes have been provided on translation adjustments because the earnings are not considered to be permanently invested.

ENERGY-PRICE FINANCIAL INSTRUMENTS: The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. Primary objectives of these hedging transactions are to support the Company's earnings targets and to protect earnings from downward moves in commodity prices. It is expected that there will be a high degree of correlation between the changes in market value of hedging contracts and the market price ultimately received on the hedged physical transactions. The timing of production and the maturity of the hedge contracts are closely matched. Hedge prices are established in the areas of Market Resources' production operations. The Company settles most contracts in cash and recognizes the gains and losses on hedge transactions during the same time period as the related physical transactions. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. Contracts that do not have high correlation with the related physical transactions are marked-to-market and recognized in the current-period income.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." Refer to the "Energy-Price Management" discussion in Note 6
- Financial Instruments and Risk Management. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, the Company is required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value, which result in gains or losses, of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, the Company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain from the change in fair value of the hedged item. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholders' equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

INTEREST-RATE FINANCIAL INSTRUMENTS: The Company may utilize interest-rate hedges to swap fixed-rate interest payments for variable-rate interest payments. The difference between the fixed interest-rate swap payment made and the variable-rate swap payment is recorded as either an increase or decrease of interest expense.

CREDIT RISK: The Company's primary market areas are the Rocky Mountain regions of the United States and Canada and the Midcontinent region of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions. Loss reserves are periodically reviewed for adequacy and may be established on a specific case basis. Bad debt expense amounted to $8.6 million, $3.9 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The allowance for bad debt expenses was $6.3 million and $3.5 million at December 31, 2001 and 2000, respectively.

INCOME TAXES: Questar files income tax returns on a consolidated basis in accordance with the Internal Revenue Code and associated regulations. Questar's subsidiaries account for income taxes on a separate-return basis. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. Questar Gas and Questar Pipeline have adopted procedures with their regulatory commissions to include under-provided deferred taxes in customer rates on a systematic basis. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions.

EARNINGS PER SHARE: The Company presents basic and diluted earnings per share
(EPS) on the income statement. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from exercising stock options; which is the reason for the difference between the number of basic and diluted average shares outstanding.

COMPREHENSIVE INCOME: Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in the Consolidated Statement of Shareholders' Equity. Other comprehensive income transactions result from changes in the market value of securities available for sale, qualified energy derivatives and interest rate derivatives, and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income or loss is realized when the underlying energy product or securities available for sale are sold. The balances of cumulative other comprehensive income (loss), net of income taxes, at December 31, were as follows:

                                                            2001        2000
                                                         ---------------------
                                                             (In Thousands)
Unrealized gain on energy hedging transactions           $ 25,919
Unrealized loss on interest rate swap                        (392)
Unrealized gain on securities available for sale            3,237     $ 13,832
Foreign currency translation adjustment                    (2,688)      (1,245)
                                                         ----------------------
  Cumulative other comprehensive income                  $ 26,076     $ 12,587
                                                         =======================

BUSINESS SEGMENTS: Questar's line-of-business disclosures are presented based on the way senior management evaluates the performance of its business segments. Certain intersegment sales include intercompany profit.

NEW ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the pooling method initiated before but completed after June 30, 2001. The Company applied the purchase method of accounting when recording two acquisitions completed in the third quarter of 2001.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least yearly for impairment or sooner if a specific trigger occurs. Goodwill acquired after July 1, 2001, is exempt from amortization. At December 31, 2001, the Company's balance of goodwill amounted to $91 million of which $73 million was acquired after July 1, 2001. The Company will adopt SFAS 142 as of January 1, 2002 and has up to six months to perform an initial goodwill impairment test. However, if impairment is indicated in the initial test, the impairment must be recorded retroactive to January 1, 2002 as a cumulative effect of a change in accounting method. Subsequent impairments will be charged to operating results. An initial test under the new accounting rules indicates that the Company could record an impairment charge of up to $18.2 million.

Intangible assets with indefinite lives are subject to a yearly impairment test according to SFAS 142. As of December 31, 2001, the Company held about $592,000 of intangible asset with indefinite lives and no impairment was indicated in an initial test.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses, among other things, the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that retirement costs be estimated at fair value, capitalized and depreciated over the life of the assets. The new standard may affect the cost basis of gas and oil and rate-regulated assets. SFAS 143 is effective for 2003. The Company has not evaluated the impact of SFAS 143.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets, specifically, for a segment of a business accounted for as a discontinued operation and modifies the provisions of SFAS 121. SFAS 144 is effective for 2002. The Company has not evaluated the impact of SFAS 144.

RECLASSIFICATIONS: Certain reclassifications were made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

Note 2 - Acquisitions

Questar Market Resources acquired 100% of the common stock of Shenandoah Energy, Inc. (SEI) on July 31, 2001 for $403 million in cash including assumed debt. SEI was a privately held Denver-based exploration, production, gathering and drilling company. QMR obtained an estimated 415 billion cubic feet equivalent of proved oil and gas reserves, gas processing capacity of 100 MMcf per day, 90 miles of gathering lines, 114,000 acres of net undeveloped leasehold acreage and four drilling rigs. SEI operations are located primarily in the Uintah Basin of eastern Utah. The transaction was accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States. The purchase price in excess of the estimated fair value of the assets was assigned to goodwill. The acquisition was initially financed through bank borrowings.

Assets purchased and liabilities assumed were as follows:

                                                     (In Thousands)
                                                    ----------------
   Current assets, net of cash acquired                   $  17,332
   Property, plant and equipment                            401,054
   Goodwill                                                  66,823
   Other assets                                                 124
   Current liabilities                                      (24,328)
   Other liabilities                                         (8,410)
   Deferred income taxes                                    (54,364)
   Other comprehensive loss                                   4,723
                                                    ----------------
     Purchase price, including acquisition costs          $ 402,954
                                                    ================

The following unaudited pro forma consolidated results of operations assume the acquisition occurred on January 1, 2000. The pro forma financial information includes adjustments to:
     Depreciation expense to reflect the new basis of SEI's fixed assets. Interest expense to reflect financing costs of the acquisition.
     Operating expenses to reflect the resignation of several SEI executives. Exclude results of operations not purchased by QMR.
     Income tax expense based on pro forma income before income taxes.

                                             Year Ended December 31,
                                            2001                 2000
                                      ----------------------------------------
                                      (In Thousands, Except per share amounts)
     Revenues                           $1,487,508            $1,309,972
     Net income                            155,604               139,909
     Earnings per diluted share         $     1.91            $     1.73

Questar Gas completed the purchase of 100% of the stock of Utah Gas Service Company and Wyoming Industrial Gas in exchange for 390,000 shares of Questar common stock on July 12, 2001. As a result of the acquisition, Questar Gas will add service to about 10,500 customers in Moab, Monticello and Vernal, Utah and Kemmerer and Diamondville, Wyoming. The acquisition cost $10.9 million, including $6 million of goodwill, and was accounted for as a purchase.

Note 3 - Investment in Unconsolidated Affiliates

Questar, indirectly through subsidiaries, has interests in partnerships accounted for on the equity basis. These entities are engaged primarily in either the transportation or the gathering and processing of natural gas. As of December 31, 2001, these affiliates did not have debt obligations with third-party lenders. The principal partnerships and percentage ownership were as follows: Overthrust Pipeline Co. (72%) and TransColorado Gas Transmission Co. (50%) are engaged in the transportation of natural gas. Canyon Creek Compression Co. (15%), Blacks Fork Gas Processing Co. (50%) and Rendezvous Gas Services LLC (50%) are engaged in processing or gathering natural gas. Questar Pipeline acquired an additional 18% of Overthrust Pipeline in January 2002 bringing its ownership percentage to 90%.

Summarized results of the partnerships are listed below.

                                                   Year Ended December 31,
                                               2001         2000         1999
                                            ------------------------------------
                                                       (In Thousands)
TRANSPORTATION PARTNERSHIPS
Revenues                                    $  16,164    $  11,770    $   9,116
Operating loss                                 (4,805)      (7,949)      (4,877)
Loss before income taxes                      (13,606)     (20,764)     (11,594)

Current assets, at end of period               13,315        4,927
Noncurrent assets, at end of period           301,431      315,825
Current liabilities, at end of period           5,146      208,402
Noncurrent liabilities, at end of period       13,662        9,940
Debt (included in current liabilities)                     200,000

GAS GATHERING AND PROCESSING PARTNERSHIPS
Revenues                                    $  24,992    $  27,574    $  19,096
Operating income                                2,830        5,811        2,922
Income before income taxes                      3,105        6,184        2,803

Current assets, at end of period               21,000       14,232
Noncurrent assets, at end of period            38,862       26,941
Current liabilities, at end of period           3,893        3,940
Noncurrent liabilities, at end of period        2,529          946

Note 4 - Debt

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $250 million. These lines have interest rates generally below the prime interest rate. Commercial paper borrowings with initial maturities of less than one year are backed by the short-term line-of-credit arrangements. The details of short-term debt are as follows:

                                                                December 31,
                                                             2001        2000
                                                          ----------------------
                                                              (In Thousands)
Commercial paper with variable interest rates              $405,500    $181,100
Bank loans with variable interest rates                     124,746      28,039
                                                          ---------------------
                                                           $530,246    $209,139
                                                          =====================

Weighted average interest rate at December 31                  2.27%       6.68%

The details of long-term debt are as follows:

                                                                  December 31,
                                                                2001        2000
                                                            ----------------------
                                                                 (In Thousands)
Questar Market Resources
  Revolving-credit loan due 2002 - 2007 with variable
     interest rates (2.85% at December 31, 2001)               $253,922   $244,377
  7.5% Notes due 2011                                           150,000
Questar Regulated Services - Natural gas distribution
  Medium-term notes 6.3% to 8.43%, due 2007
    to 2024                                                     285,000    225,000
Questar Regulated Services - Natural gas transmission
  Medium-term notes 5.85% to 7.55%, due 2008
    to 2018                                                     310,400    130,400
  9 3/8% debentures due 2021                                                85,000
  9 7/8% debentures due 2020                                                30,000
Corporate and other                                                 141        148
                                                           -----------------------
    Total long-term debt outstanding                            999,463    714,925
 Less current portion                                             1,705          8
 Less unamortized debt discount                                     335        380
                                                            ----------------------
                                                               $997,423   $714,537
                                                            ======================

Maturities of long-term debt for the five years following December 31, 2001, in thousands of dollars are as follows:

                         2002          $  1,705
                         2003             1,706
                         2004           221,707
                         2005             1,708
                         2006             1,710

Cash paid for interest was $61.7 million in 2001, $66.8 million in 2000 and $56.0 million in 1999.

Market Resources' revolving-credit loan contains covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity.

QMR borrowed $415 million of which $280 million was in the form of a short-term bridge loan. The bridge loan was subsequently refinanced with borrowings from banks and a one-year callable commercial paper note in the amount of $220 million. The commercial paper note and bank borrowings were reduced with the proceeds of a five-year, $200 million private placement note with a 7% interest rate issued January 16, 2002. The terms of the private placement note required that the notes be registered with the SEC. A registration statement was filed February 22, 2002 that became effective March 4, 2002. The exchange notes are expected to be issued in April 2002. In March 2001, QMR sold $150 million of 10-year notes with a 7.5% interest rate and used the proceeds to reduce debt.

During the third quarter of 2001, Questar Gas filed a Form S-3 with the Securities and Exchange Commission to issue up to $100 million of medium-term notes, series D, with maturities of nine months to 30 years. On October 9, 2001, Questar Gas issued $60 million of 11-year notes with a 6.3% coupon rate.

On May 11, 2001, Questar Pipeline filed a Form S-3 with the Securities and Exchange Commission to issue up to $250 million of medium-term notes, Series B, with maturities of nine months to 30 years. On May 29, 2001, Questar Pipeline issued $100 million of ten-year notes with a 7.09% coupon rate. On September 26, Questar Pipeline issued $80 million of ten-year medium-term notes with a coupon rate of 6.57%.

On March 30, 2001, Questar Pipeline redeemed the remaining $30 million of its 9 7/8% debentures. The redemption price was equal to 104.67% of the principal amount plus interest from December 1, 2000. In addition, Questar Pipeline redeemed all $85 million of its 9 3/8% debentures on June 25, 2001. The redemption price was equal to 104.51% of the principal amount plus interest for twenty-four days.

On October 12, 2001, Questar Pipeline borrowed $100 million. The proceeds were used to repay debt, through a wholly owned subsidiary, Questar TransColorado, Inc. (QTC), owed by TransColorado Gas Transmission Company (TransColorado).

Note 5 - Common Stock

Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows parties interested in owning Questar common stock to reinvest dividends or invest additional funds in common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Reinvestment Plan issued total shares of 219,846, 322,062 and 371,985 in 2001, 2000 and 1999, respectively. At December
31, 2001, 1,700,915 shares were reserved for future issuance.

Employee Investment Plan: The Employee Investment Plan (Plan) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The Company matches 80% of employees' pretax purchases up to a maximum of 6% of their qualifying earnings. The Company's expense equals its matching contribution. Questar's expense to the Plan amounted to $5.3 million, $5.0 million and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Plan: The Company has a Long-term Stock Incentive Plan for officers, directors and employees (Stock Plan). The current plan was amended March 1, 2001 to combine officers, directors and employees under one plan and reserve an additional eight million shares. Shareholders approved the modification in May 2001. The option price equals the market price of the stock on the grant date. Stock options for officers and employees have a ten-year life and vest in four equal annual installments beginning six months after the grant date. Stock options for nonemployee directors also have a ten-year life but vest completely six months after grant. Nonemployee directors may choose to receive shares of common stock instead of cash in payment for directors fees.

No compensation expense is recorded for stock options issued because the exercise price equals the market price on the date of issue. If compensation expense had been recorded, it would be based on an estimate of the fair value of stock options granted and would reduce earnings per share by $.05 in 2001, $.03 in 2000 and $.02 in 1999. For purposes of the pro forma expense, the weighted average fair value of the options was amortized over the vesting period. The pro forma estimates rely upon subjective assumptions and the use of a mathematical model to estimate value, and may not be representative of future results.

Transactions involving option shares in the Stock Plans are summarized as follows:

                                                                        Weighted Average
                                      Shares             Price Range     Exercise Price
                                 -------------------------------------------------------
Balance at January 1, 1999              3,265,151       $ 9.81- $21.38        17.74
Granted                                   868,400                17.00        17.00
Cancelled                                 (82,900)        9.81 - 21.38        17.94
Exercised                                (138,445)        9.81 - 16.81        14.44
                                 -------------------------------------------------------
   Balance at December 31, 1999         3,912,206         9.81 - 21.38        17.69
Granted                                 1,260,990                15.00        15.00
Cancelled                                 (89,254)       13.69 - 21.38        17.19
Exercised                              (1,301,361)        9.81 - 21.38        15.99
                                 -------------------------------------------------------
   Balance at December 31, 2000         3,782,581       $ 9.81 -$21.38       $17.38
Granted                                 1,085,500        27.42 - 28.10        28.04
Cancelled                                 (13,320)       15.00 - 21.38        16.02
Exercised                                (709,215)        9.81 - 21.38        17.10
                                 -------------------------------------------------------
   Balance at December 31, 2001         4,145,546       $ 9.81 -$28.10       $20.22
                                 =======================================================

Exercisable at December 31, 2001        2,651,576                            $19.23
Available for future grant at
  December 31, 2001                     8,697,201

The stock options at December 31, 2001 had a weighted average remaining life of
7.3 years. The fair value of the stock options was determined on the grant date using the Black-Scholes option-valuation model. The calculated fair value of options granted and major assumptions used in the model at the date of grant were as follows:

                                              2001         2000        1999
                                            ---------------------------------
Fair value of options at grant date           $8.90        $3.38       $3.16
Risk-free interest rate                        5.04%        6.79%       5.11%
Expected price volatility                      30.7%        25.1%       20.6%
Expected dividend yield                        2.52%        4.53%       3.88%
Expected life in years                          7.3          7.0         7.2

In addition to stock options, the Company issued restricted shares to officers and employees as part of its payment of bonuses. In addition to issuing shares in connection with bonuses, 21,000 shares was awarded in 2001 as part of employment contract. Compensation expense is recorded when the bonus or award is earned. The number of shares issued is determined using the market price on date of grant. Recipients of restricted stock awards are entitled to full voting rights and receipt of dividends. A portion of the restricted shares are reserved for under the Stock Plan. Awards of restricted stock and vesting periods were as follows:

                                                       2001          2000       1999
                                                  ------------------------------------

Vest in one year                                       28,913
Vest in equal installments over two years              30,897       46,053     16,919
Vest in equal installments over three years            21,000
                                                  ------------------------------------
   Total restricted shares awarded                     80,810       46,053     16,919
                                                  ====================================
Average market price per share at award date         $  24.07     $  28.01   $  15.00

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

Note 6 - Financial Instruments and Risk Management

The carrying value and estimated fair values of the Company's financial instruments were as follows:

                                            December 31, 2001                 December 31, 2000
                                  -----------------------------------------------------------------
                                       Carrying        Estimated           Carrying   Estimated
                                         Value         Fair Value           Value     Fair Value
                                  -----------------------------------------------------------------
                                                          (In Thousands)
Financial assets
    Cash and cash equivalents          $ 11,300       $    11,300        $   9,416   $    9,416

Financial liabilities
    Short-term loans                    530,246           530,246          209,139      209,139
    Long-term debt                      999,128         1,011,549          714,545      735,554
Energy-price hedging contracts           50,897            50,897                       (98,000)
Interest-rate hedging swaps                (627)             (627)

The Company used the following methods and assumptions in estimating fair values:
CASH AND CASH EQUIVALENTS AND SHORT-TERM LOANS - the carrying amount approximates fair value;
LONG-TERM DEBT - the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates;
ENERGY-PRICE HEDGING CONTRACTS - fair value of the contracts is based on market prices as posted on the NYMEX from the last trading day of the year. The average price of the oil contracts at December 31, 2001, was $25.47 per barrel and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to equity production where basis adjustments would result in a net-to-the-well price of $24.45 per barrel. The average price of the gas contracts at December 31, 2001 was $3.77 per MMBtu representing the average of contracts with different terms including fixed, various "into the pipe" postings and NYMEX references. Energy-price hedging contracts were in place for equity gas production and gas-marketing transactions. Deducting transportation and heat-value adjustments on the hedges of equity gas as of December 31, 2001, would result in a price between $3.43 and $3.57 per Mcf, net-back-to-the-well.
INTEREST-RATE SWAP - the mark-to-market valuation equals a discounted present value of future cash flow using current market rates.

Fair value is calculated at a point in time and does not represent the amount the Company would pay to retire the debt securities. In the case of energy-price hedges, the fair value calculation does not consider the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production).

ENERGY-PRICE RISK MANAGEMENT
Market Resources held financial energy-price hedge contracts covering the exposure for about 70.2 million dth of gas and 1.1 million barrels of oil at December 31, 2001. A year earlier the contracts covered 50.5 million dth of natural gas and 1.0 million barrels of oil. Hedging contracts exist for a significant share of Questar-owned gas and oil production and for a portion of gas-marketing transactions. The contracts at December 31, 2001, had terms extending through December 2003. About 75% of those contracts, representing $27.0 million settlement and will be reclassified from other comprehensive income in the next 12 months.

On January 1, 2001, the Company adopted the accounting provisions of SFAS 133 and recorded a cumulative effect of this accounting change that decreased other comprehensive income by $79.4 million (after-tax). The Company structured a majority of its energy-price derivative instruments as cash flow hedges and as a result of adopting SFAS 133 recorded a $121 million hedging liability for derivative instruments. By the end of 2001, the Company's hedging contracts were on a net basis, in-the-money. The results of hedging activities amounted to a $50.9 million current asset. Settlement of contracts in 2001 had resulted in the reclassification into income of $68 million ($44.6 million after-tax). The remaining change of $103.9 million resulted from a decrease in prices of gas and oil on futures markets. The offset to the hedging asset, net of income taxes, was a $25.9 million unrealized gain on hedging activities recorded in other comprehensive income in the shareholders' equity section of the balance sheet. The ineffective portion of hedging transactions recognized in earnings was not significant. The fair-value calculation does not consider changes in fair value of the corresponding scheduled equity physical transactions.

INTEREST-RATE RISK MANAGEMENT
Effective October 2001, the Company hedged $100 million of variable-rate debt by entering into a fixed-rate interest swap for one year. Due to declining interest rates at the end of 2001, the mark-to-market adjustment of the interest rate swap resulted in an unrealized loss of $627,000 and $67,000 of additional interest expense.

SECURITIES AVAILABLE FOR SALE
Securities available for sale represent equity instruments traded on national exchanges. The value of these investments is subject to day-to-day market volatility. The Company owns 788,962 shares of common stock of Nextel Communications and 182,696 shares of common stock of ParkerVision as of December 31, 2001, which are trading near cost basis. The SEC has determined that trading below cost basis for two consecutive quarters constitutes an other-than-temporary impairment that must be recognized in earnings. In 2001, the Company recognized an other-than-temporary impairment of $1.5 million. The Company reclassified $153,000, $41.8 million and $23.7 million in 2001, 2000 and 1999, respectively, from other comprehensive income and $59,000, $16 million and $14.7 million in 2001, 2000 and 1999, respectively, from deferred income taxes.

CREDIT RISK MANAGEMENT
Management increased its bad debt reserves as it monitored the effect on collections resulting from significantly higher energy prices in the first half of 2001, an economic recession and an increase in bankruptcies filed in the western United States.

FOREIGN CURRENCY RISK MANAGEMENT
The Company does not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to $61.1 million (U.S.), is expected to be repaid from future operations of the foreign company.

Note 7 - Income Taxes

Details of Questar's income tax expenses and deferred income taxes are provided in the following tables. The components of income taxes were as follows:

                                                Year Ended December 31,
                                             2001        2000        1999
                                          ---------------------------------
                                                    (In Thousands)
Federal
 Current                                   $ 48,757    $ 24,758    $ 43,326
 Deferred                                    24,716      47,098      (2,745)
State
 Current                                      5,641       4,067       6,602
 Deferred                                     3,688         801         776
Deferred investment tax credits                (401)       (386)       (387)
Foreign income taxes                          5,869       2,101        (885)
                                          ---------------------------------
                                           $ 88,270    $ 78,439    $ 46,687
                                          =================================

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

                                              Year Ended December 31,
                                               2001    2000    1999
                                          ---------------------------------
                                                   (In Percentages)
Federal income taxes at 35%                    35.0      35.0        35.0
Increase (decrease) as a result of:
State income taxes, net of federal income
 tax benefit                                    2.5       1.4         3.3
Non-conventional fuel credits                  (2.8)     (2.8)       (5.0)
Investment tax credits recognized              (0.2)     (0.2)       (0.3)
Deferred taxes related to regulated assets
 that were not provided in prior years          0.4       0.4         0.6
Tax benefits from dividends paid to ESOP                             (0.3)
Foreign income taxes                            1.0       0.3        (0.1)
Other                                          (0.1)      0.3        (0.7)
                                          ---------------------------------
   Effective income tax rate                   35.8      34.4        32.5
                                          =================================

Significant components of the Company's deferred income taxes were as follows:

                                                 December 31,
                                               2001        2000
                                          ---------------------------
                                                (In Thousands)
Deferred tax liabilities
 Property, plant and equipment                $350,497   $227,633
 Debt reacquisition costs                        5,987      4,418
 Mark-to-market adjustments                      2,005      8,568
 Other                                           6,160      5,559
                                          ---------------------------
    Total deferred tax liabilities             364,649    246,178

Deferred tax assets
 Associated with write-down of investments      10,306     11,806
 Deferred compensation                           7,916      7,443
 Ad valorem                                      5,106      3,277
 Depletion and ITC carryforwards                 1,885      1,995
 Other                                          15,127      8,521
                                          ---------------------------
  Total deferred tax assets                     40,340     33,042
                                          ---------------------------
   Deferred income taxes - noncurrent         $324,309   $213,136
                                          ===========================
Deferred income taxes - current
 Purchased -gas adjustment                    $  3,153   $ 13,515
                                          ===========================

Cash paid for income taxes was $43.8 million, $54.1 million and $35.2 million in 2001, 2000 and 1999, respectively.

Note 8 - Litigation and Commitments

KN TRANSCOLORADO, INC. V. QUESTAR CORPORATION
Questar TransColorado, Inc. (QTC) and its partner, KN TransColorado, Inc.,
(KNTC) in the TransColorado Gas Transmission Company (TransColorado) are involved in a complex lawsuit that is pending in a state district court in Colorado. At the center of the lawsuit is the validity of a contractual right claimed by QTC to put its 50% interest in TransColorado to KNTC during the 12-month period beginning March 31, 2001. The current value of the put is $118 million.

KNTC filed a lawsuit in June of 2000 alleging that Questar Pipeline and its affiliates breached their fiduciary duties to TransColorado and KNTC by constructing and operating a pipeline (Questar Pipeline's Main Line 104) that would compete with TransColorado, rendering TransColorado economically unviable. KNTC is seeking damages in excess of $150 million plus punitive damages; a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable; and a dissolution of the partnership under Colorado law. QTC and its affiliates subsequently filed a counterclaim and third-party complaint against KNTC and named affiliates, including Kinder Morgan, Inc., seeking a declaratory judgment that its contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

The parties entered into a standstill agreement that preserves the claims made by Questar and by KNTC pending the resolution of the litigation. On December 31, 2000, QTC gave notice of its election to exercise its contractual right to sell its 50% interest in TransColorado to KNTC.

The parties have engaged in extensive discovery proceeding and used a special master to review some issues raised in discovery. The trial is scheduled to begin April 1, 2002.

GRYNBERG LAWSUITS
Questar affiliates are named defendants in a lawsuit filed by independent gas producer Jack J. Grynberg under the Federal False Claims Act. This case and all substantially similar cases filed by Grynberg against pipelines and their affiliates have been consolidated for discovery and pre-trial rulings in Wyoming federal district court. The cases involve allegations of industry wide mismeasurement and undervaluation of gas on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties. The Wyoming district court judge denied the defendants' initial motion to dismiss. No motions are currently pending.

Grynberg has filed a case against Questar Pipeline, Questar Energy Trading and Questar Gas Management in Utah state district court, alleging mismeasurement of gas volumes attributable to his working ownership interest in a specified property in southwestern Wyoming. Grynberg alleges breach of contract, negligent misrepresentation, fraud, breach of fiduciary duty, etc. On March 13, 2001, the trial judge granted defendants' motion to dismiss the case by Grynberg and Grynberg appealed that ruling to the Utah Supreme Court. Briefing of the case is currently taking place.

It is too early to estimate the outcome of the cases filed by Grynberg against Questar affiliates.

WILL PRICE V. GAS PIPELINES ET AL. (FORMERLY QUINQUE OPERATING CO. V. GAS PIPELINES)
A number of the Company's subsidiaries are named defendants in a purported nationwide class action alleging mismeasurement of volumes and heating content of gas produced from private and state lands. The plaintiffs are alleging a conspiracy among the defendants to set industry standards that undermeasure gas. The defendants have filed motions to dismiss the pending actions for lack of personal jurisdiction and for failure to state a claim. The producer's complaint does not include a request for any specific monetary damages.

OTHER LEGAL PROCEEDINGS
There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the Company's results of operations, financial position or liquidity.

COMMITMENTS
Historically, 40% to 50% of Questar Gas' gas-supply portfolio has been provided from company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from various suppliers under agreements with a duration of one year or less and index-based pricing. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $261 million, $184 million and $93 million in 2001, 2000 and 1999, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

Questar Energy Trading has contracted for firm-transportation services with various pipelines through 2016. Due to market conditions and competition, it is possible that Questar Energy Trading may not be able to recover the full cost of these transportation commitments. Annual payments and the years covered are as follows:

                                 (In Thousands)
                                 --------------
             2002                   $3,351
             2003                    2,489
             2004                    1,681
    Yearly commitment fee
      2005 through 2016                194

Questar sold its headquarters building under a sale and lease-back arrangement in November 1998. The operating agreement commits the Company to occupy the building through January 12, 2012. Questar has four renewal options of five years each. Minimum future payments under the terms of long-term operating leases for the Company's primary office locations, including its headquarters building, for the five years following December 31, 2001, are as follows:

                                 (In Thousands)
                                 --------------
             2002                   $ 4,834
             2003                     4,655
             2004                     4,169
             2005                     3,896
             2006                     3,726
      2007 through 2012              21,799

Total minimum future rental payments have not been reduced for sublease rentals of $710,000 expected to be received through 2006. Total rental expense amounted to $4,658,000 in 2001, $4,402,000 in 2000 and $4,321,000 in 1999. Sublease
rental receipts were $294,000 in 2001, $118,000 in 2000 and $94,000 in 1999.

Note 9 - Rate Regulation and Other Matters

STATE RATE REGULATION
Questar Gas routinely files periodic applications with the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW) requesting permission to reflect annualized gas cost increases or decreases depending on gas prices. These requests for gas cost increases or decreases are passed on to customers on a dollar-for-dollar basis with no markup. The impact of the gas cost increase on customers was lessened by the fact that approximately 40% to 50% of the Company's annual supply comes from its own wells and is priced to customers at cost-of-service prices rather than market prices.

Effective January 1, 2001, the PSCU approved on an interim basis a $167 million increase in its Utah natural gas rates that resulted in a 29 percent increase for the typical residential Utah customer. The increase was based on significant increases in natural gas prices at the wellhead and was part of Questar Gas' gas-cost-adjustment or "pass-through" filings. Also, effective January 1, 2001, the PSCW approved a $7 million pass-through filing for Wyoming natural gas rates.

On August 30, 2001, the Company filed a pass-on request with the PSCW seeking a $4.6 million reduction of future gas costs collected in rates. The PSCW approved the request. On September 17, 2001, Questar Gas filed a pass-through request with the PSCU that reduced gas costs in Utah rates by $110.9 million over the 12 months following an October 1, 2001 effective date. The PSCU approved the request.

On November 30, 2001, the Company filed a pass-on request with the PSCW asking to reduce future gas costs collected in rates by $2.9 million. The request was approved effective January 1, 2002. In a similar request, the Company filed a pass-through rate request with the PSCU asking for a $66.9 million reduction of future gas costs. The PSCU granted the request effective January 1, 2002. In total, pass-through reductions filed between August 2001 and January 2002, resulted in a 25% decrease for a typical Utah residential customer.

On October 23, 2001, the Utah Supreme Court unanimously reversed a PSCU decision and agreed with Questar Gas' position that certain gas processing costs should have been considered for recovery through usual pass-through proceedings. In December 1999, PSCU denied the Company's request to recover certain costs of processing gas to remove carbon dioxide. In denying the Company's request, the PSCU provided guidance to seek recovery of future processing fees through other rate making procedures. The Company filed a general rate case that, when settled in August 2000, provided $5 million yearly toward processing costs. The Company appealed to the Utah Supreme Court, maintaining that the purchase-gas adjustment account and pass-through proceedings were the proper mechanisms for recovering those processing costs. The court's decision sends the case back to the PSCU and allows the opportunity for the Company to seek recovery of incurred costs.

FEDERAL RATE REGULATION
On September 27, 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rule making on Standards of Conduct for Transmission Providers (NOPR) that would significantly broaden the scope of the FERC's affiliate regulations for pipelines. The NOPR would require all transmission providers to comply with standards of conduct dealing with affiliated energy companies. Those standards include the separation of functions and non-discriminatory treatment of transmission customers. The NOPR would essentially diminish operational efficiencies and increase costs by mandating a complete separation of operations. Questar Regulated Services supplies administrative, technical, accounting, legal and regulatory support for both Questar Pipeline and Questar Gas.

Questar Gas, Questar Pipeline, industry associations and other companies have filed written and verbal comments with the FERC about the problems this NOPR would create for the industry and its customers and asked the FERC to reconsider its proposal.

CPUC DECISION AND SOUTHERN TRAILS
A ruling from the California Public Utilities Commission (CPUC) on Residual Load Service tariff has adverse effects on new pipelines attempting to enter the California market. Under the CPUC's proposed new peaking rate, new gas fired power plants wanting natural gas service from both Southern California Gas (SoCal) and a new competing pipeline will pay a higher rate for SoCal's service than captive customers taking service entirely from SoCal. In addition, new power plants would be subject to more restrictive balancing services than captive customers and would pay even more for interruptible service than California power plants in other parts of the state. While the Company continues to actively pursue natural gas markets on the California portion of its Southern Trails Pipeline, the Company is considering alternative uses as well.

Note 10 - Employee Benefits

Pension Plan: The Company has a defined-benefit pension plan covering the majority of its employees. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 pay-period interval during the ten years preceding retirement. The Company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. The Company relies on a third-party consultant to calculate the pension plan projected benefit obligation.

The Company offered early retirement windows to specific groups of employees in 2000 and 1999. Regulated Services offered early retirement windows to eligible employees in 2000 with a total of 276 employees and recipients of long-term disability from Questar Gas, Questar Pipeline and Questar Regulated Services electing to retire effective October 31, 2000. The $14.4 million cost of the early retirement window is being amortized over a five-year period in accordance with regulatory treatment.

Questar InfoComm, which conducts telecommunications and information-technology services, announced an early retirement program effective November 1, 1999. Fifty employees elected to retire and the $2.9 million cost was expensed in 1999.

A summary of pension expense is as follows:

                                                                      Year Ended December 31,
                                                     2001                    2000                    1999
                                                   ----------------------------------------------------------
                                                                        (In Thousands)
Service cost                                         $  7,038                $  7,354                $  8,894
Interest cost                                          16,914                  18,447                  18,814
Expected return on plan assets                        (17,065)                (23,782)                (24,059)
Prior service and other costs                           1,978                   1,581                   1,365
Recognized net actuarial gain                             (16)                   (552)
Amortization of early retirement costs                  3,504                   1,340                   3,744
                                                   ----------------------------------------------------------
    Pension expense                                  $ 12,353                $  4,388                $  8,758
                                                   ==========================================================

Assumptions used to calculate pension expense were as follows:

                                                     2001                    2000                 1999
                                                   --------------------------------------------------------
  Discount rate                                      7.75%                     7.75%               6.75%
  Rate of increase in compensation                   5.00%                     5.00%               5.00%
  Long-term return on assets                         9.25%                     9.25%               9.25%

The status of the pension plan was as follows:

Pension Plan                                          2001                2000
                                                   ----------------------------------
                                                             (In Thousands)
Change in benefit obligation
Projected benefit obligation at January 1,            $ 222,787           $ 246,958
 Service cost                                             7,038               7,354
 Interest cost                                           16,914              18,447
 Plan amendments                                                              8,153
 Change in plan assumptions                                (234)
 Actuarial loss                                             926              34,096
 Benefits paid                                          (11,409)            (11,275)
 Early retirement settlements paid                                          (80,946)
                                                   ---------------------------------
Projected benefit obligation at December 31,            236,022             222,787
                                                   ---------------------------------

Change in plan assets
  Fair value of plan assets at January 1,               189,970             274,907
    Actual return (loss) on plan assets                  (2,169)              4,284
    Contributions to the plan                            12,369               3,000
    Benefits paid                                       (11,409)            (11,275)
    Early retirement settlements paid                                       (80,946)
                                                   ---------------------------------
  Fair value of plan assets at December 31,             188,761             189,970
                                                   ---------------------------------
   Plan assets less the projected
      benefit obligation                                (47,261)            (32,817)
     Unrecognized net actuarial loss                     23,049               3,053
     Unrecognized prior-service cost                     17,228              19,138
     Unrecognized transition obligation                                          67
                                                   ---------------------------------
       Accrued pension expense payable
        recorded in current liabilities               ($  6,984)          ($ 10,559)
                                                   =================================

Postretirement Benefits Other Than Pensions: Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and limited to 170% of the 1992 contribution. The Company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The Company is amortizing its transition obligation over a 20-year period, which began in 1992. The Company relies on a third-party consultant to calculate the projected benefit obligation.

Regulated Services accounted for approximately 55% of the postretirement benefit expense in 2001. The impact of postretirement benefit costs on Questar's future net income will be mitigated by the ability to recover these costs from customers. The regulatory agencies allow Questar Gas and Questar Pipeline to recover costs if the amounts are funded in external trusts.

A summary of the expense of postretirement benefits other than pensions follows:

                                                       Year Ended December 31,
                                                   2001         2000         1999
                                                 ----------------------------------
                                                           (In Thousands)
Service cost                                       $   878      $   823      $ 1,006
Interest cost                                        5,686        4,979        4,545
Expected return on plan assets                      (3,213)      (3,241)      (2,831)
Amortization of transition obligation                1,877        1,877        1,877
Amortization of regulatory liability                  (524)                      523
                                                 -----------------------------------
 Postretirement benefit expense                    $ 4,704      $ 4,438      $ 5,120
                                                 ===================================

Assumptions used to calculate postretirement benefit expense were as follows:

                                                   2001             2000            1999
                                                 -----------------------------------------
Discount rate                                      7.75%            7.75%           6.75%
Long-term return on assets                         9.25%            9.25%           9.25%
Health care inflation rate                        10.00%           10.00%          10.50%
                                           decreasing to    decreasing to   decreasing to
                                            6.5% by 2008     6.5% by 2008    5.5% by 2010

A 1% increase in the health-care inflation rate would increase the service cost and interest cost by $162,000 and the accumulated postretirement benefit obligation by $2.3 million. A 1% decrease in the health-care inflation rate would decrease the service cost and interest cost by $144,000 and the accumulated postretirement benefit obligation by $2.1 million. The status of the postretirement benefit programs was as follows:

Postretirement Benefits Other Than Pensions

                                                   2001                2000
                                                 ---------------------------------
                                                          (In Thousands)
Change in benefit obligation
   Projected benefit obligation at January 1,       $ 67,864           $ 66,169
    Service cost                                         878                823
    Interest cost                                      5,686              4,979
    Actuarial (gain) loss                             10,113               (701)
    Benefits paid                                     (4,840)            (3,406)
                                                 ---------------------------------
   Projected benefit obligation at December 31,       79,701             67,864
                                                 ---------------------------------

                                                   2001                2000
                                                 ---------------------------------
                                                          (In Thousands)
Change in plan assets
 Fair value of plan assets at January 1,               35,302             35,302
   Actual return (loss) on plan assets                   (531)               389
   Contributions to the plan                            4,413              3,017
   Benefits paid                                       (4,840)            (3,406)
                                                 ---------------------------------
 Fair value of plan assets at December 31,             34,344             35,302
                                                 ---------------------------------
   Projected benefit obligation
     in excess of plan assets                         (45,357)           (32,562)
   Unrecognized transition obligation                  20,652             22,529
   Unrecognized net (gain) loss                        11,415             (2,442)
                                                 ---------------------------------
   Accrued postretirement benefit
     recorded in current liabilities                 ($13,290)          ($12,475)
                                                 =================================

Postemployment Benefits: The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. In 2000, certain recipients of postemployment benefits accepted early retirement benefits in connection with Questar Regulated Services' early retirement program. Questar's postemployment liability at December 31, 2001, 2000 and 1999 was $1.3 million, $1.4 million, and $2.3 million, respectively.

Note 11 - Wexpro Settlement Agreement

Wexpro's operations are subject to the terms of the Wexpro settlement agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the settlement agreement are as follows:

a. Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.6%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.
b. Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 18.6%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.
c. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.
d. Wexpro conducts developmental gas drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is approximately 21.6%.
e. Wexpro operates natural-gas properties owned by Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is approximately 13.6%.

Note 12 - Operations by Line of Business
Following is a summary of operations by line of business for the Year Ended December 31.


                                                         Questar Regulated Services
                                                    -------------------------------------
                                          Questar     Natural Gas   Natural Gas   Other      Corporate    Intercompany    Questar
                                          Market      Distribution  Transmission              & Other     Transactions  Consolidated
                                         Resources                                          Operations
                           ---------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
             2001
             ----
Revenues
 From unaffiliated customers            $   645,867    $ 701,150    $  49,402    $  4,603    $  38,328                  $ 1,439,350
 From affiliated companies                  100,530        2,963       75,491       1,463       29,444    ($  209,891)
                                        --------------------------------------------------------------------------------------------
                                            746,397      704,113      124,893       6,066       67,772       (209,891)    1,439,350
Operating expenses
 Cost of natural gas and
   other products sold                      324,124      498,545                    2,204       25,949       (175,811)      675,011
 Operating and maintenance                  112,087      103,427       47,244       3,665       35,127        (31,195)      270,355
 Exploration                                  6,986                                                                           6,986
 Depreciation, depletion and
   amortization                              92,678       35,030       15,407         213        8,407                      151,735
 Abandonment and impairment
   of oil and gas properties                  5,171                                                                           5,171
 Other expenses                              46,010        8,729        2,920          67        1,144         (2,885)       55,985
                                        --------------------------------------------------------------------------------------------
   Total operating expenses                 587,056      645,731       65,571       6,149       70,627       (209,891)    1,165,243
                                        --------------------------------------------------------------------------------------------
   Operating income (loss)                  159,341       58,382       59,322         (83)      (2,855)                     274,107
Interest and other income                    17,618        5,158        5,950       5,374       14,957        (12,034)       37,023
Income (loss) from
   unconsol. affiliates                       1,265                    (1,106)                                                  159
Debt expense                                (22,872)     (23,777)     (16,908)       (572)     (12,738)        12,034       (64,833)
Income tax expense                          (54,218)     (13,890)     (17,517)     (1,888)        (757)                     (88,270)
                                        --------------------------------------------------------------------------------------------
   Net income (loss)                    $   101,134    $  25,873    $  29,741    $  2,831    ($  1,393)                 $   158,186
                                        ============================================================================================
Identifiable assets                     $ 1,510,699    $ 833,268    $ 772,197    $ 25,749    $  93,798                  $ 3,235,711
Investment in unconsol affiliates            23,829                   121,099                                               144,928
Capital expenditures                        638,507       78,791      256,703       2,860        7,225                      984,086

             2000
             ----
Revenues
  From unaffiliated customers           $   649,200    $ 531,988    $  42,500    $  3,642    $  38,823                  $ 1,266,153
  From affiliated companies                  92,853        4,774       76,576         283       34,586    ($  209,072)
                                       --------------------------------------------------------------------------------------------
                                            742,053      536,762      119,076       3,925       73,409       (209,072)    1,266,153
Operating expenses
  Cost of natural gas and
      other products sold                   369,752      334,193                    2,253       24,640       (168,609)      562,229
  Operating and maintenance                 106,761      101,486       43,761       1,668       33,506        (35,705)      251,477
  Exploration                                 7,917                                                                           7,917
  Depreciation, depletion and
    amortization                             85,025       34,450       15,391          35        7,590                      142,491
  Abandonment and impairment
    of oil and gas properties                 3,418                                                                           3,418
  Other expenses                             41,020       10,213        3,071          35        1,073         (4,758)       50,654
                                       --------------------------------------------------------------------------------------------
    Total operating expenses                613,893      480,342       62,223       3,991       66,809       (209,072)    1,018,186
                                       --------------------------------------------------------------------------------------------
    Operating income (loss)                 128,160       56,420       56,853         (66)       6,600                      247,967
Interest and other income                     8,412        1,673        3,025       1,349       36,926        (11,922)       39,463
Income from unconsol affiliates               2,776                     1,220                                                 3,996
Debt expense                                (22,922)     (21,041)     (17,584)       (722)     (13,163)        11,922       (63,510)
Income tax expense                          (38,618)     (12,889)     (13,689)       (217)     (13,026)                     (78,439)
                                       --------------------------------------------------------------------------------------------
    Net income                          $    77,808    $  24,163    $  29,825    $    344    $  17,337                  $   149,477
                                       ============================================================================================

Note 12 - Operations by Line of Business
Following is a summary of operations by line of business for the Year Ended December 31.

                                                Questar Regulated
                                                     Services
                              --------------------------------------------------------
                                Questar      Natural Gas    Natural Gas       Other        Corporate     Intercompany     Questar
                                 Market      Distribution   Transmission                     & Other     Transactions   Consolidated
                               Resources                                                   Operations
                              ------------------------------------------------------------------------------------------------------
                                                                       (In Thousands)
Identifiable assets           $   960,491    $   830,889    $   538,408    $    19,640    $   122,599                   $ 2,472,027
Investment in unconsol
affiliates                         15,417                        19,088                                                      34,505
Capital expenditures              187,359         65,767         43,035          1,167         17,814                       315,142

          1999
          ----
Revenues
  From unaffiliated
   customers                  $   418,603    $   447,606    $    36,922    $     2,260    $    18,828                   $   924,219
  From affiliated companies        79,708          2,331         75,238            196         38,851    ($  196,324)
                              ------------------------------------------------------------------------------------------------------
                                  498,311        449,937        112,160          2,456         57,679       (196,324)       924,219
Operating expenses
  Cost of natural gas and
   other products sold            239,201        257,265                           774          9,651       (154,337)       352,554
  Operating and maintenance        79,719        103,308         38,534          1,700         37,516        (39,695)       221,082
  Exploration                       5,321                                                                                     5,321
  Depreciation, depletion
   and amortization                73,028         36,426         16,743             14          5,953                       132,164
  Abandonment and impairment
   of oil and gas properties        7,535                                                                                     7,535
  Other expenses                   23,808          7,625          2,488             24          1,071         (2,292)        32,724
                              ------------------------------------------------------------------------------------------------------
   Total operating expenses       428,612        404,624         57,765          2,512         54,191       (196,324)       751,380
                              ------------------------------------------------------------------------------------------------------
   Operating income (loss)         69,699         45,313         54,395            (56)         3,488                       172,839
Interest and other income           8,272          2,980          4,229          1,014         73,406        (11,201)        78,700
Income (loss) from
  unconsol. affiliates                763                        (5,109)                          (10)                       (4,356)
Write-down of investment
  in partnership                                                (49,700)                                                    (49,700)
Debt expense                      (17,363)       (20,062)       (17,466)          (605)        (9,649)        11,201        (53,944)
Income tax (expense) credit       (17,483)        (9,012)         5,260           (102)       (25,350)                      (46,687)

                              ------------------------------------------------------------------------------------------------------
   Net income (loss)          $    43,888    $    19,219    ($    8,391)   $       251    $    41,885                   $    96,852
                              ======================================================================================================
Identifiable assets           $   777,923    $   722,290    $   517,981    $    11,423    $   155,117                   $ 2,184,734
Investment in unconsol
  affiliates                       13,301                        11,724                           244                        25,269
Capital expenditures              128,248         68,447         50,424          1,385         13,479                       261,983

Questar Market Resources has subsidiaries that conduct gas and oil exploration and production activities in western Canada. Canadian operations reported revenues, measured in U. S. dollars, totaling $38.5 million, $38.1 million and $12.3 million for the year ended December 31, 2001, 2000 and 1999, respectively. Total assets at December 31, stated in U. S. dollars, amounted to $84.6 million, $103.9 million and $31.0 million in 2001, 2000 and 1999, respectively.

Note 13 - Quarterly Financial and Stock Price Information (Unaudited) Following is a summary of quarterly financial and stock price data.

                                                        First       Second        Third       Fourth
                                                       Quarter      Quarter      Quarter      Quarter     Year
                                                     --------------------------------------------------------------
                                                           (Dollars In Thousands, Except Per Share Amounts)
                    2001
                    ----
Revenues                                             $  562,638   $  285,138   $  225,142   $  366,432   $1,439,350
Operating income                                        110,386       49,049       47,045       67,627      274,107
Net income                                               69,260       24,503       21,842       42,581      158,186
Basic earnings per common share                            0.86         0.30         0.27         0.52         1.95
Diluted earnings per common share                          0.85         0.30         0.27         0.52         1.94
Dividends per common share                                0.175        0.175        0.175         0.18        0.705
Market price per common share
  High                                               $    29.95   $    33.75   $    25.12   $    25.48   $    33.75
  Low                                                $    26.35   $    24.00   $    18.58   $    19.60   $    18.58
  Close                                              $    27.40   $    24.76   $    20.18   $    25.05   $    25.05
Price-earnings ratio on closing price                                                                          12.9
Annualized dividend yield on closing price                  2.6%         2.8%         3.5%         2.8%         2.8%
Market-to-book ratio on closing price                                                                          1.89
Average number of common shares traded per day              221          314          275          199          252

                    2000
                    ----
Revenues                                             $  336,702   $  232,542   $  245,117   $  451,792   $1,266,153
Operating income                                         78,653       41,240       43,521       84,553      247,967
Net income                                               48,568       24,155       26,406       50,348      149,477
Basic earnings per common share                            0.60         0.30         0.33         0.63         1.86
Diluted earnings per common share                          0.60         0.30         0.33         0.62         1.85
Dividends per common share                                 0.17         0.17         0.17        0.175        0.685
Market price per common share
  High                                               $    19.00   $    20.63   $    28.00   $    31.88   $    31.88
  Low                                                $    13.56   $    17.13   $    18.88   $    26.00   $    13.56
  Close                                              $    18.56   $    19.38   $    27.81   $    30.06   $    30.06
Price-earnings ratio on closing price                                                                          16.3
Annualized dividend yield on closing price                  3.7%         3.5%         2.4%         2.3%         2.3%
Market-to-book ratio on closing price                                                                          2.55
Average number of common shares traded per day              233          169          237          280          230

                    1999
Revenues                                             $  277,814   $  177,858   $  183,070   $  285,477   $  924,219
Operating income                                         66,691       30,402       27,346       48,400      172,839
Net income                                               42,926       22,966       15,051       15,909       96,852
Basic earnings per common share                            0.52         0.28         0.18         0.19         1.17
Diluted earnings per common share                          0.52         0.28         0.18         0.19         1.17
Dividends per common share                                0.165        0.165         0.17         0.17         0.67
Market price per common share
  High                                               $    19.38   $    19.94   $    19.63   $    19.13   $    19.94
  Low                                                $    16.13   $    15.81   $    17.88   $    14.75   $    14.75
  Close                                              $    16.94   $    19.13   $    18.13   $    15.00   $    15.00
Price-earnings ratio on closing price                                                                          12.8
Annualized dividend yield on closing price                  3.9%         3.5%         3.8%         4.5%         4.5%
Market-to-book ratio on closing price                                                                           1.36
Average number of common shares traded per day              201          147          138          179          166

Note 14 - Supplemental Gas and Oil Information (Unaudited)

The Company uses the successful efforts accounting method for its gas and oil exploration and development activities. As ordered by the Public Service Commission of Utah, the successful efforts method of accounting is utilized with respect to costs associated with certain cost-of-service gas and oil properties managed and developed by Wexpro and regulated for ratemaking purposes. Cost-of-service gas and oil properties are those properties for which the operations and return on investment are regulated by the Wexpro settlement agreement (See Note 11).

Gas and Oil Exploration and Development Activities: The following information is provided with respect to Questar's gas and oil exploration and development activities, located in the United States and Canada.

CAPITALIZED COSTS

The aggregate amounts of costs capitalized for gas and oil exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization follow:

                                                         ---------------------------------------
AS OF DECEMBER 31,                                       United States     Canada       Total
------------------                                       ---------------------------------------
                                                                       (In Thousands)
2001
----
  Proved properties                                      $   1,051,875   $  123,557   $1,175,432
  Unproved properties                                          165,066       11,075      176,141
  Support equipment and facilities                              11,017          397       11,414
                                                         ---------------------------------------
                                                             1,227,958      135,029    1,362,987
  Accumulated depreciation, depletion and amortization         403,251       58,892      462,143
                                                         ---------------------------------------
                                                         $     824,707   $   76,137   $  900,844
                                                         =======================================

2000
----
  Proved properties                                      $     732,078   $  113,407   $  845,485
  Unproved properties                                           30,940       24,668       55,608
  Support equipment and facilities                              12,002        1,177       13,179
                                                         ---------------------------------------
                                                               775,020      139,252      914,272
  Accumulated depreciation, depletion and amortization         361,401       50,105      411,506
                                                         ---------------------------------------
                                                         $     413,619   $   89,147   $  502,766
                                                         =======================================

1999
----
  Proved properties                                      $     663,051   $   54,096   $  717,147
  Unproved properties                                           41,654        9,970       51,624
  Support equipment and facilities                              12,418          990       13,408
                                                         ---------------------------------------
                                                               717,123       65,056      782,179
  Accumulated depreciation, depletion and amortization         314,986       38,413      353,399
                                                         ---------------------------------------
                                                         $     402,137   $   26,643   $  428,780
                                                         =======================================

COSTS INCURRED

The following costs were incurred in gas and oil exploration and development activities:

                                                         ---------------------------------------
AS OF DECEMBER 31,                                       United States     Canada       Total
------------------                                       ---------------------------------------
                                                                       (In Thousands)
2001
----
Property acquisition
   Unproved                                              $       1,309   $      318   $    1,627
   Proved                                                      303,757                   303,757
Exploration                                                     14,063        1,755       15,818
Development                                                    130,638        5,256      135,894
                                                         ---------------------------------------
                                                         $     449,767   $    7,329   $  457,096
                                                         =======================================
2000
----
Property acquisition
   Unproved                                              $       3,054   $   14,703   $   17,757
   Proved                                                        1,202       31,058       32,260
Exploration                                                      6,433        3,664       10,097
Development                                                     64,582       29,478       94,060
                                                         ---------------------------------------
                                                         $      75,271   $   78,903   $  154,174
                                                         =======================================
1999
----
Property acquisition
   Unproved                                              $      12,565   $      337   $   12,902
   Proved                                                        2,367           17        2,384
Exploration                                                      8,402          323        8,725
Development                                                     53,347        3,608       56,955
                                                         ---------------------------------------
                                                         $      76,681   $    4,285   $   80,966
                                                         =======================================

RESULTS OF OPERATIONS

Following are the results of operations of Market Resources' gas and oil exploration and development activities, before corporate overhead and interest expenses.

                                                         ---------------------------------------
                                                         United States     Canada       Total
                                                         ---------------------------------------
YEAR ENDED DECEMBER 31, 2001                                         (In Thousands)
----------------------------
Revenues
  From unaffiliated customers                            $     242,081   $   38,495   $  280,576
  From affiliates                                                  807                       807
                                                         ---------------------------------------
    Total revenues                                             242,888       38,495      281,383
                                                         ---------------------------------------
Production expenses                                             62,646        8,106       70,752
Exploration                                                      5,236        1,785        7,021
Depreciation, depletion and amortization                        58,537       12,064       70,601
Abandonment and impairment of gas
  and oil properties                                             3,571        1,600        5,171
                                                         ---------------------------------------
Total expenses                                                 129,990       23,555      153,545
                                                         ---------------------------------------
Revenues less expenses                                         112,898       14,940      127,838
Income taxes - Note A                                           37,348        9,323       46,671
                                                         ---------------------------------------
Results of operations before corporate
  overhead and interest expenses                         $      75,550   $    5,617   $   81,167
                                                         =======================================

                                                         ---------------------------------------
                                                         United States     Canada       Total
                                                         ---------------------------------------
YEAR ENDED DECEMBER 31, 2001                                         (In Thousands)
----------------------------
Revenues
   From unaffiliated customers                           $     207,656   $   38,072   $  245,728
   From affiliates                                                  18                        18
                                                         ---------------------------------------
      Total revenues                                           207,674       38,072      245,746
                                                         ---------------------------------------
Production expenses                                             49,056        8,809       57,865
Exploration                                                      5,533        2,442        7,975
Depreciation, depletion and amortization                        51,973       13,196       65,169
Abandonment and impairment of gas
   and oil properties                                            2,327        1,091        3,418
                                                         ---------------------------------------
Total expenses                                                 108,889       25,538      134,427
                                                         ---------------------------------------
Revenues less expenses                                          98,785       12,534      111,319
Income taxes - Note A                                           31,994        5,841       37,835
                                                         ---------------------------------------
Results of operations before corporate
    overhead and interest expenses                       $      66,791   $    6,693   $   73,484
                                                         =======================================

Year Ended December 31, 1999
---------------------------------------
Revenues                                                 $     150,159   $   12,316   $  162,475
                                                         ---------------------------------------
Production expenses                                             41,856        3,681       45,537
Exploration                                                      4,803          321        5,124
Depreciation, depletion and amortization                        51,927        3,550       55,477
Abandonment and impairment of gas
   and oil properties                                            5,542        1,993        7,535
                                                         ---------------------------------------
Total expenses                                                 104,128        9,545      113,673
                                                         ---------------------------------------
Revenues less expenses                                          46,031        2,771       48,802
Income taxes - Note A                                           12,348        1,233       13,581
                                                         ---------------------------------------
Results of operations before corporate
    overhead and interest expenses                       $      33,683   $    1,538   $   35,221
                                                         =======================================

Note A - Income tax expenses have been reduced by non-conventional fuel tax credits of $5 million in 2001, $4.7 million in 2000 and $5.3 million in 1999.

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES

Estimates of the reserves located in the United States were made by Ryder Scott Company, H. J. Gruy and Associates, Inc., Netherland, Sewell & Associates, and Malkewicz Hueni Associates, Inc., independent reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Jung Associates Ltd. and Sproule Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All gas and oil reserves reported were located in the United States and Canada. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

                                                 NATURAL GAS                                  OIL
                                                 -----------                                  ---
                                  United States     Canada        Total   United States      Canada       Total
                                  -----------------------------------------------------------------------------
PROVED RESERVES                                     (MMcf)                                  (MBbls)
---------------
Balance at January 1, 1999              466,688       21,935     488,623         11,649       2,601      14,250
   Revisions of estimates                 4,155         (106)      4,049          4,031         372       4,403
   Extensions and discoveries            77,737        1,720      79,457            794         257       1,051
   Purchase of reserves in place         17,020                   17,020            130                     130
   Sale of reserves in place            (11,984)                 (11,984)        (3,665)                 (3,665)
   Production                           (59,839)      (2,873)    (62,712)        (1,876)       (435)     (2,311)
                                  -----------------------------------------------------------------------------

Balance at December 31, 1999            493,777       20,676     514,453         11,063       2,795      13,858
   Revisions of estimates                25,662       (7,890)     17,772            221         (64)        157
   Extensions and discoveries           123,155        2,511     125,666          1,532         208       1,740
   Purchase of reserves in place            846       52,000      52,846              1       1,520       1,521
   Sale of reserves in place             (1,885)                  (1,885)           (17)                   (17)
   Production                           (61,722)      (7,241)    (68,963)        (1,484)       (741)     (2,225)
                                  -----------------------------------------------------------------------------

Balance at December 31, 2000            579,833       60,056     639,889         11,316       3,718      15,034
   Revisions of estimates               (36,528)       1,341     (35,187)        (1,950)        (21)     (1,971)
   Extensions and discoveries           175,423        7,144     182,567          1,515         340       1,855
   Purchase of reserves in place        300,353                  300,353         19,185                  19,185
   Sale of reserves in place            (19,072)                 (19,072)          (531)                   (531)
   Production                           (63,862)      (6,712)    (70,574)        (1,797)       (703)     (2,500)
                                  -----------------------------------------------------------------------------

Balance at December 31, 2001            936,147       61,829     997,976         27,738       3,334      31,072
                                  =============================================================================

PROVED-DEVELOPED RESERVES
-------------------------
Balance at January 1, 1999              411,826       17,835     429,661         10,443       2,281      12,724
Balance at December 31, 1999            412,008       17,076     429,084          9,897       2,565      12,462
Balance at December 31, 2000            434,122       55,623     489,745          9,696       3,077      12,773
Balance at December 31, 2001            534,761       53,036     587,797         19,417       2,566      21,983

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

                                                -------------------------------------------
YEAR ENDED DECEMBER 31,                         United States       Canada         Total
                                                -------------------------------------------
                                                               (In Thousands)
2001
Future cash inflows                             $   2,541,716    $   192,762    $ 2,734,478
Future production costs                              (798,431)       (58,643)      (857,074)
Future development costs                             (266,097)        (3,421)      (269,518)
Future income tax expenses                           (392,152)       (38,767)      (430,919)
                                                -------------------------------------------
  Future net cash flows                             1,085,036         91,931      1,176,967

10% annual discount to reflect
   timing of net cash flows                          (536,876)       (35,789)      (572,665)
                                                -------------------------------------------
Standardized measure of discounted
   future net cash flows                        $     548,160    $    56,142    $   604,302
                                                ===========================================

2000
Future cash inflows                             $   5,412,945    $   568,771    $ 5,981,716
Future production costs                              (955,827)       (73,583)    (1,029,410)
Future development costs                             (107,355)        (2,900)      (110,255)
Future income tax expenses                         (1,489,267)      (182,537)    (1,671,804)
                                                -------------------------------------------
  Future net cash flows                             2,860,496        309,751      3,170,247

10% annual discount to reflect
   timing of net cash flows                        (1,316,114)      (136,445)    (1,452,559)
                                                -------------------------------------------
Standardized measure of discounted
   future net cash flows                        $   1,544,382    $   173,306    $ 1,717,688
                                                ===========================================

1999
Future cash inflows                             $   1,332,761    $   108,990    $ 1,441,751
Future production costs                              (398,591)       (28,280)      (426,871)
Future development costs                              (61,034)        (3,146)       (64,180)
Future income tax expenses                           (188,988)       (10,353)      (199,341)
                                                ---------------------------------------------
  Future net cash flows                               684,148         67,211        751,359
10% annual discount to reflect
   timing of net cash flows                          (280,911)       (23,652)      (304,563)
                                                -------------------------------------------
Standardized measure of discounted
   future net cash flows                        $     403,237    $    43,559    $   446,796
                                                ===========================================

The principal sources of change in the standardized measure of discounted future net cash flows were:

                                                         Year Ended December 31,
                                                     2001          2000           1999
                                                -------------------------------------------
                                                               (In Thousands)

Beginning balance                               $   1,717,688    $   446,796    $   348,376
    Sales of oil and gas produced, net
      of production costs                            (210,631)      (187,881)      (116,938)
    Net changes in prices and
      production costs                             (1,978,853)     1,638,170        171,392
    Extensions and discoveries, less
      related costs                                   133,866        492,398         79,511
    Revisions of quantity estimates                   (31,451)        70,155         28,665
    Purchase of reserves in place                     303,757         32,260          2,384
    Sale of reserves in place                         (41,225)        (1,867)       (33,043)
    Change in future development                      (70,979)       (17,770)        (9,332)
    Accretion of discount                             171,769         44,680         34,837
    Net change in income taxes                        775,013       (776,276)       (61,807)
    Change in production rate                        (125,725)       (50,077)        (8,859)
    Other                                             (38,927)        27,100         11,610
                                                -------------------------------------------
    Net change                                     (1,113,386)     1,270,892         98,420
                                                -------------------------------------------
Ending balance                                  $     604,302    $ 1,717,688    $   446,796
                                                ===========================================

COST-OF-SERVICE ACTIVITIES

The following information is provided with respect to cost-of-service gas and oil properties managed and developed by Wexpro and regulated by the Wexpro settlement agreement. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro settlement agreement.

CAPITALIZED COSTS

Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation and amortization were as follows:

                                                                December 31,
                                                     2001           2000           1999
                                                -------------------------------------------
                                                               (In Thousands)

Wexpro                                          $     198,373    $   155,374    $   137,584
Questar Gas                                            20,991         22,620         25,380
                                                -------------------------------------------
                                                $     219,364    $   177,994    $   162,964
                                                ===========================================

COSTS INCURRED

Costs incurred by Wexpro for cost-of-service gas and oil producing activities were $58.5 million in 2001, $32.1 million in 2000 and $21.3 million in 1999.

RESULTS OF OPERATIONS

Following are the results of operations of the Company's cost-of-service gas and oil development activities before corporate overhead and interest expenses.

                                                          Year Ended December 31,
                                                     2001           2000           1999
                                                -------------------------------------------
                                                                (In Thousands)

Revenues
From unaffiliated companies                     $      12,465    $    15,179    $     8,844
From affiliates - Note A                               88,936         73,721         62,335
                                                -------------------------------------------
         Total revenues                               101,401         88,900         71,179

Production expenses                                    33,016         27,861         18,548
Depreciation and amortization                          15,051         13,922         12,665
                                                -------------------------------------------
        Total expenses                                 48,067         41,783         31,213
                                                -------------------------------------------

Revenues less expenses                                 53,334         47,117         39,966
Income taxes                                           19,181         16,923         14,602
                                                -------------------------------------------
        Results of operations before corporate
        overhead and interest expenses          $      34,153    $    30,194    $    25,364
                                                ===========================================

Note A - Represents revenues received from Questar Gas pursuant to Wexpro Settlement Agreement.

ESTIMATED QUANTITIES OF PROVED GAS AND OIL RESERVES

The following estimates were made by the Company's reservoir engineers. Generally, no estimates are available for cost-of-service proved undeveloped reserves that may exist.

                                                 Natural Gas        Oil
                                                ----------------------------
                                                    (MMcf)         (MBbls)

PROVED DEVELOPED RESERVES
Balance at January 1, 1999                            340,135          2,723
  Revisions of estimates                                5,699            976
  Extensions and discoveries                           46,739            213
  Production                                          (38,890)          (623)
                                                ----------------------------
Balance at December 31, 1999                          353,683          3,289
  Revisions of estimates                               16,523            504
  Extensions and discoveries                           50,351            234
  Production                                          (41,546)          (579)
                                                ----------------------------
Balance at December 31, 2000                          379,011          3,448
  Revisions of estimates                              (11,465)           275
  Extensions and discoveries                           76,042            479
  Production                                          (37,907)          (515)
                                                ----------------------------
Balance at December 31, 2001                          405,681          3,687
                                                ============================

                      QUESTAR CORPORATION AND SUBSIDIARIES
                  Schedule of Valuation and Qualifying Accounts
                                December 31, 2001
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------
       Column A                       Column B            Column C               Column D             Column E

Description                       Beginning Balance    Amounts charged       Deductions for       Ending Balance
                                                         to expense       accounts written off
------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001
----------------------------
Allowance for bad
   debts                                  $3,470             $8,634                  $5,793            $6,311


YEAR ENDED DECEMBER 31, 2000
----------------------------
Allowance for bad
   debts                                   2,793              3,886                   3,209             3,470


YEAR ENDED DECEMBER 31, 1999
----------------------------
Allowance for bad
   debts                                   4,378              3,089                   4,674             2,793


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002

                                        QUESTAR CORPORATION
                                         (Registrant)


                                        By /s/ R. D. Cash
                                           -------------------------------------
                                           R. D. Cash
                                           Chairman and Chief  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ R. D. Cash                              Chairman and Chief Executive
------------------------------          Officer (Principal Executive
R. D. Cash                              Officer)

/s/ S. E. Parks                             Senior Vice President, Treasurer and
------------------------------          Chief Financial Officer (Principal
S. E. Parks                             Financial and Accounting Officer)


*R. D. Cash                             Director
*K. O. Rattie                           Director
*Teresa Beck                            Director
*P. J. Early                            Director
*J. A. Harmon                           Director
*W. W. Hawkins                          Director
*Robert E. Kadlec                       Director
*Dixie L. Leavitt                       Director
*Gary G. Michael                        Director
*G. L. Nordloh                          Director
*Scott S. Parker                        Director
*K. O. Rattie                           Director
*D. N. Rose                             Director
*Harris H. Simmons                      Director



March 27, 2002                          *By /s/ R. D. Cash
--------------                              ------------------------------------
       Date                                 R. D. Cash, Attorney in Fact

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

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

3.1.*      Restated Articles of Incorporation as amended effective May 19, 1998.
           (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30,
           1998.)

3.2.*      Bylaws (as amended effective October 25, 2001). (Exhibit No. 3.1. to
           Form 10-Q Report for Quarter ended September 30, 2001.)

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

10.2.*(2)  Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 13, 2001. (Exhibit No. 10.2. to Form 10-K
           Annual Report for 2000.)

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

10.10.(2)  Questar Corporation Deferred Share Plan, as amended and restated
           effective January 1, 2002.

10.11.(2)  Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2002.

10.12.*(2) Questar Corporation Directors' Stock Plan as approved May 21, 1996.
           (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30,
           1996.)

10.13. Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2002.

10.14.*(2) Questar Corporation Special Situation Retirement Plan. (Exhibit No.
           10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.15.*(2) Employment Agreement between the Company and Keith O. Rattie effective February 1, 2001. (Exhibit No. 10.15. to Form 10-K Annual
           Report for 2000.)

10.16.(2)  Employment Agreement between the Company and Charles B. Stanley effective January 31, 2002 and First Amendment to such Agreement.

21.        Subsidiary Information.

23.        Consent of Independent Auditors.

24.        Power of Attorney.

99.1. Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800, 33-40801,
           33-48169, 333-04913, and 333-04951).

----------
     * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

     (1) The name of the Rights Agent has been changed to U. S. Bank National Association.

     (2) Exhibit so marked is management contract or compensation plan or arrangement.

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 2001.