Form 10-Q
period 2002-03-31
QUESTAR CORP
filed 2002-05-15
CIK 751652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______TO______

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

                                   Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding as of April 30, 2002
-------------------------------                 --------------------------------
Common Stock, without par value                        81,753,370 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     3 Months Ended            12 Months Ended
                                                        March 31,                  March 31,
                                                   2002          2001         2002          2001
                                                ----------------------------------------------------
                                                     (In Thousands, Except Per Share Amounts)
REVENUES                                         $ 402,533    $ 562,638   $ 1,279,245   $ 1,492,089

OPERATING EXPENSES
 Cost of natural gas and other products sold       178,528      331,158       522,381       744,020
 Operating and maintenance                          74,030       62,859       281,526       257,304
 Depreciation, depletion and amortization           45,307       35,806       161,236       142,179
 Exploration                                         2,748        1,067         8,667         6,843
 Abandonment and impairment of oil
  and gas properties                                   306          550         4,927         2,854
 Production and other taxes                         11,409       20,812        46,582        59,189
                                                ----------------------------------------------------
  TOTAL OPERATING EXPENSES                         312,328      452,252     1,025,319     1,212,389
                                                ----------------------------------------------------
  OPERATING INCOME                                  90,205      110,386       253,926       279,700

INTEREST AND OTHER INCOME                            7,406       15,169        27,535        42,186

MINORITY INTEREST                                      170          445         1,450           569

EARNINGS OF UNCONSOLIDATED AFFILIATES                  657          114           702         2,891

DEBT EXPENSE                                       (20,036)     (15,592)      (69,277)      (63,542)
                                                ----------------------------------------------------
 INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT                             78,402      110,522       214,336       261,804

INCOME TAXES                                        28,250       41,262        75,258        91,635
                                                ----------------------------------------------------

  INCOME BEFORE CUMULATIVE EFFECT                   50,152       69,260       139,078       170,169

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR GOODWILL, net of
  $2,010 attributed to minority interest           (15,297)                   (15,297)
                                                ----------------------------------------------------

       NET INCOME                                $  34,855    $  69,260   $   123,781   $   170,169
                                                ====================================================

EARNINGS PER COMMON SHARE - DILUTED
 Income before cumulative effect                 $    0.61    $    0.85   $      1.70   $      2.10
 Cumulative effect                                   (0.19)                     (0.19)
                                                ----------------------------------------------------
 Net income                                      $    0.42    $    0.85   $      1.51   $      2.10
                                                ====================================================

Average diluted common shares outstanding           82,098       81,519        81,933        80,969

Dividends per common share                       $    0.18    $   0.175   $      0.71   $      0.69

See notes accompanying consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,       December 31,
                                                           2002        2001         2001
                                                              (Unaudited)
                                                      --------------------------------------
                                                                 (In Thousands)
ASSETS
Current assets
 Cash and cash equivalents                             $     4,197 $         -   $   11,300
 Accounts receivable                                       206,562     270,430      209,050
 Hedging contracts                                             236                   50,270
 Inventories, at lower of average cost or market
  Gas and oil storage                                        5,923      24,625       37,055
  Materials and supplies                                    10,727      14,669       12,073
 Purchased-gas adjustments                                              48,178        8,296
 Prepaid expenses and other                                 15,680      10,742       16,136
 Deferred income taxes - current                             9,063
                                                      --------------------------------------
  Total current assets                                     252,388     368,644      344,180
                                                      --------------------------------------
Property, plant and equipment                            4,154,812   3,287,839    4,089,407
Less accumulated depreciation, depletion
 and amortization                                        1,567,386   1,416,705    1,524,309
                                                      --------------------------------------
  Net property, plant and equipment                      2,587,426   1,871,134    2,565,098
                                                      --------------------------------------
Investment in unconsolidated affiliates                    147,022      36,408      144,928
Securities available for sale                                7,361      20,067       13,623
Goodwill                                                    72,702      19,958       90,927
Cash held in escrow                                         11,922      26,518        6,838
Regulatory and other assets                                 66,129      71,029       70,117
                                                      --------------------------------------

                                                       $ 3,144,950 $ 2,413,758   $3,235,711
                                                      ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Checks outstanding in excess of cash balance          $         - $     1,390   $        -
 Short-term loans                                          369,519     207,974      530,246
 Accounts payable and accrued expenses                     247,103     257,266      246,037
 Energy price hedging contracts                                         52,011
 Purchased-gas adjustments                                  23,849
 Deferred income taxes - current                                        18,308        3,153
 Current portion of long-term debt                           1,607           8        1,705
                                                      --------------------------------------
  Total current liabilities                                642,078     536,957      781,141
                                                      --------------------------------------
Long-term debt, less current portion                     1,075,529     669,578      997,423
Other liabilities                                           27,346      26,030       27,286
Deferred income taxes and investment tax credits           314,039     202,117      329,275
Minority interest                                           10,183      17,674       19,805
Common shareholders' equity
 Common stock                                              291,024     263,866      282,297
 Retained earnings                                         792,572     726,548      772,408
 Other comprehensive income (loss)                          (7,821)    (29,012)      26,076
                                                      --------------------------------------
  Total common shareholders' equity                      1,075,775     961,402    1,080,781
                                                      --------------------------------------

                                                       $ 3,144,950 $ 2,413,758   $3,235,711
                                                      ======================================

See notes accompanying consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              3 Months Ended
                                                                 March 31,
                                                              2002        2001
                                                         ------------------------
                                                           (In Thousands)
OPERATING ACTIVITIES
  Net income                                             $  34,855   $  69,260
  Depreciation and amortization                             47,772      37,249
  Deferred income taxes and
    investment tax credits                                  (6,977)     14,578
  Abandonment and impairment of gas
    and oil properties                                         306         550
  (Income) loss from unconsolidated affiliates
    net of cash distributions and minority interest          1,384        (286)
  Gain from selling properties and securities               (4,486)    (11,352)
  Impairment of securities available for sale                  530
  Cumulative effect of accounting change                    15,297
                                                         ----------------------
                                                            88,681     109,999
  Changes in operating assets and liabilities               71,072     (19,933)
                                                         ----------------------
   NET CASH PROVIDED FROM
    OPERATING ACTIVITIES                                   159,753      90,066

INVESTING ACTIVITIES
  Capital expenditures
    Property, plant and equipment                          (71,981)    (45,715)
    Other investments                                       (3,648)     (2,000)
                                                         ----------------------
      Total capital expenditures                           (75,629)    (47,715)
Proceeds from the disposition of
 property, plant and equipment                               6,964      30,773
Proceeds from the sales of securities                        1,494         183
                                                         ----------------------
  NET CASH USED IN INVESTING ACTIVITIES                    (67,171)    (16,759)

FINANCING ACTIVITIES
 Issuance of common stock                                    3,066       6,615
 Common stock repurchased                                     (432)    (11,379)
 Issuance of long-term debt                                200,000     185,000
 Repayment of long-term debt                              (121,914)   (227,565)
 Decrease in short-term loans                             (160,727)     (1,165)
 Increase in cash held in escrow account                    (5,084)    (21,131)
 Checks outstanding in excess of cash balances                           1,390
 Payment of dividends                                      (14,691)    (14,127)
 Other                                                         101        (159)
                                                         ----------------------
  NET CASH USED IN FINANCING ACTIVITIES                    (99,681)    (82,521)
  Foreign currency translation adjustment                       (4)       (202)
                                                         ----------------------
  Change in cash and cash equivalents                       (7,103)     (9,416)
  Beginning cash and cash equivalents                       11,300       9,416
                                                         ----------------------
  Ending cash and cash equivalents                       $   4,197   $       -
                                                         ======================

See notes accompanying consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-and twelve-month periods ended March 31, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 2001.

Note 2 - New Accounting Standards

CUMULATIVE EFFECT FOR ACCOUNTING CHANGE - "GOODWILL AND OTHER INTANGIBLE ASSETS" Statement of Financial Accounting Standards 142 (SFAS 142) "Goodwill and Other Intangible Assets" was issued in June 2001. SFAS 142, addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. The Company adopted the provisions of SFAS 142 as of January 1, 2002 and performed an initial test that indicated an impairment of the goodwill acquired by Consonus. As a result, the Company wrote off $17.3 million of goodwill, of which, $15.3 million ($.19 per diluted common share) was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2.0 million was attributed to minority shareholders. Consonus is a web-hosting and services subsidiary in which Questar InfoComm owns 89%. Goodwill has declined in value because of the sharp downturn in the information-technology sector. Consonus recorded $2.2 million of goodwill amortization in 2001 that will not be repeated in future years.

Also, in July 2001, the Company acquired $73 million of goodwill in two business combinations. No impairment was indicated as a result of an initial test.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 3 - Earnings Per Share

The following table shows basic and diluted per common share.

                                              3 Months Ended          12 Months Ended
                                                 March 31,                March 31,
                                             2002         2001        2002         2001
                                           -------------------------------------------------
                                              (In Thousands, Except Per Share Amounts)
Income before cumulative effect             $ 50,152    $ 69,260    $ 139,078    $ 170,169
Cumulative effect of change in
 accounting for goodwill, net of $2,010
 attributed to minority interest             (15,297)                 (15,297)
                                           -------------------------------------------------
Net income                                  $ 34,855    $ 69,260    $ 123,781    $ 170,169
                                           =================================================

                                                3 Months Ended           12 Months Ended
                                                   March 31,                 March 31,
                                               2002         2001        2002         2001
                                          --------------------------------------------------
                                               (In Thousands, Except Per Share Amounts)
Earnings per common share - basic
  Income before cumulative effect            $   0.62     $   0.86    $   1.71     $   2.12
  Cumulative effect                             (0.19)                   (0.19)
                                          --------------------------------------------------
  Net income                                 $   0.43     $   0.86    $   1.52     $   2.12
                                          ==================================================
Average basic common shares
  outstanding                                  81,586       80,732      81,441       80,268
Earnings per common share - diluted
  Income before cumulative effect            $   0.61     $   0.85    $   1.70     $   2.10
  Cumulative effect                             (0.19)                   (0.19)
                                          --------------------------------------------------
  Net income                                 $   0.42     $   0.85    $   1.51     $   2.10
                                          ==================================================
Average diluted common shares
  outstanding                                  82,098       81,519      81,933       80,969

Note 4 - Operations by Line of Business

                                                3 Months Ended           12 Months Ended
                                                   March 31,                 March 31,
                                               2002         2001        2002         2001
                                          --------------------------------------------------
                                                            (In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
  Questar Market Resources                  $ 125,158    $ 230,865 $   540,160   $  760,594
  Questar Regulated Services
     Natural gas distribution                 260,958      308,939     653,169      641,400
     Natural gas transmission                  12,502       10,842      51,062       43,746
     Other                                        841        1,216       4,228        4,233
                                          --------------------------------------------------
        Total Regulated Services              274,301      320,997     708,459      689,379
  Corporate and other operations                3,074       10,776      30,626       42,116
                                          --------------------------------------------------
        Total                               $ 402,533    $ 562,638 $ 1,279,245   $1,492,089
                                          ==================================================

REVENUES FROM AFFILIATES
  Questar Market Resources                  $  27,971    $  27,981 $   100,520    $  98,544
  Questar Regulated Services
     Natural gas distribution                     301        1,190       2,074        4,971
     Natural gas transmission                  20,985       20,193      76,283       76,507
     Other                                        423          339       1,547          554
  Corporate and other operations                7,391        7,047      29,788       32,329
                                          --------------------------------------------------
        Total                               $  57,071    $  56,750 $   210,212   $  212,905
                                          ==================================================

OPERATING INCOME (LOSS)
  Questar Market Resources                  $  28,663    $  53,075 $   134,929   $  159,047
  Questar Regulated Services
     Natural gas distribution                  44,890       43,327      59,945       60,998
     Natural gas transmission                  15,741       15,036      60,027       56,854
     Other                                        (68)          84        (235)          64
                                          --------------------------------------------------
        Total Regulated Services               60,563       58,447     119,737      117,916
  Corporate and other operations                  979       (1,136)       (740)       2,737
                                          --------------------------------------------------
        Total                               $  90,205    $ 110,386 $   253,926   $  279,700
                                          ==================================================

                                                3 Months Ended           12 Months Ended
                                                   March 31,                March 31,
                                               2002         2001        2002         2001
                                          --------------------------------------------------
                                                             (In Thousands)
NET INCOME (LOSS)
  Questar Market Resources                   $ 17,602     $ 38,344    $ 80,392    $ 102,765
  Questar Regulated Services
     Natural gas distribution                  24,166       23,720      26,319       27,168
     Natural gas transmission                   7,417        7,657      29,501       30,358
     Other                                        160          188       2,803          473
                                          --------------------------------------------------
        Total Regulated Services               31,743       31,565      58,623       57,999
  Corporate and other operations                  807         (649)         63        9,405
                                          --------------------------------------------------

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                   50,152       69,260     139,078      170,169
CUMULATIVE EFFECT                             (15,297)                 (15,297)
                                          --------------------------------------------------
    NET INCOME                               $ 34,855     $ 69,260    $123,781    $ 170,169
                                          ==================================================

Note 5 - Financing

As part of a program to restructure its financing arrangements following the 2001 acquisition of SEI, QMR issued $200 million of notes in a private placement on January 16, 2002. The notes mature in five years and have a coupon rate of 7%. Subsequently, the private placement notes were registered with the SEC and exchange notes with the same terms were issued in April 2002.

Note 6 - Investment in Unconsolidated Affiliates

Questar, indirectly through subsidiaries, has interests in businesses accounted for on an equity basis. These businesses are engaged in either the transportation or the gathering and processing of natural gas. As of March 31, 2002, these affiliates did not have debt obligations with third-party lenders. Summarized operating results of the businesses are listed below.

                                               3 Months Ended
                                                   March 31,
                                               2002         2001
                                          -------------------------
                                               (In Thousands)
Transportation
  Revenues                                   $  3,824     $  1,981
  Operating income (loss)                         307       (2,756)
  Income (loss) before income taxes               320       (6,004)

Gas gathering and processing
  Revenues                                   $  4,816     $  8,579
  Operating income                              1,154          165
  Income before income taxes                    1,173          298

Note 7 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in Shareholders' Equity. Other comprehensive income transactions that currently apply result from changes in the market value of securities available for sale, changes in the market value of energy-hedging contracts and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the securities available for sale are sold or the gas or oil underlying the hedging contracts is sold.

                                                          3 Months Ended
                                                             March 31,
                                                         2002        2001
                                                      ----------------------
                                                         (In thousands)
Net income                                             $ 34,855    $ 69,260
Other comprehensive income
  Unrealized loss on hedging
    transactions                                        (49,773)    (52,100)
  Unrealized loss on securities
    available for sale                                   (4,499)    (12,953)
  Foreign currency translation adjustment                  (103)     (2,269)
                                                      ----------------------
    Other comprehensive loss before
      income taxes                                      (54,375)    (67,322)
   Income taxes on other comprehensive loss             (20,478)    (25,720)
                                                      ----------------------
      Net other comprehensive loss                      (33,897)    (41,602)
                                                      ----------------------
       Total comprehensive income                      $    958    $ 27,658
                                                      ======================

Note 8 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

QUESTAR CORPORATION AND SUBSIDIARIES
March 31, 2002
(Unaudited)

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

                                                  3 Months Ended          12 Months Ended
                                                      March 31,                March 31
                                                  2002        2001         2002        2001
                                             -------------------------------------------------
FINANCIAL RESULTS - (In thousands)
 Revenues
  From unaffiliated customers                   $125,158    $230,865     $540,160    $760,594
  From affiliates                                 27,971      27,981      100,520      98,544
                                             -------------------------------------------------
   Total revenues                               $153,129    $258,846     $640,680    $859,138
                                             =================================================
 Operating income                               $ 28,663    $ 53,075     $134,929    $159,047
 Net income                                       17,602      38,344       80,392     102,765

OPERATING STATISTICS
 Nonregulated production volumes
  Natural gas (in million cubic feet)             20,007      15,787       74,794      67,800
  Oil and natural gas liquids (in thousands
   of barrels)                                       747         495        2,752       2,166

 Nonregulated production revenue (average
  selling price)
  Natural gas (per thousand cubic feet)         $   2.44    $   4.17     $   2.80    $   3.28
  Oil and natural gas liquids (per barrel)      $  18.85    $  21.48     $  18.71    $  20.43

 Wexpro investment base at March 31, net of
  deferred income taxes (in millions)           $  163.0    $  122.2

 Marketing volumes (in thousands of
  energy equivalent decatherms)                   22,465      24,028       90,228     102,635

 Natural gas gathering volumes (in
   thousands of decatherms)
  For unaffiliated customers                      23,904      22,085       93,548      93,276
  For Questar Gas                                 12,223      10,211       39,173      37,149
  For other affiliated customers                   7,387       6,799       27,637      26,703
                                             -------------------------------------------------
   Total gathering                                43,514      39,095      160,358     157,128
                                             =================================================
  Gathering revenue (per decatherm)             $   0.14    $   0.13     $   0.13    $   0.13

Revenues

Lower selling prices for energy more than offset the effect of higher natural gas production resulting in a 41% decrease in revenues. In the first quarter of 2002, nonregulated production increased 31% to 24.5 billion cubic feet equivalent when compared with the first quarter of 2001. Natural gas production rose 27% and oil and natural gas liquids rose 51% due to the acquisition of Shenandoah Energy Inc. (SEI) on July 31, 2001. A combination of property sales and normal declines in producing fields put downward pressure on production from existing fields.

The average realized selling price for natural gas declined 41% from $4.17 to $2.44 per Mcf (thousand cubic feet), while the combined nonregulated oil and natural gas liquids selling price fell 12% to $18.85 per barrel. An energy shortage in the western United States combined with a cold winter to drive up first quarter 2001 energy prices. Weak energy prices in the first quarter of 2002 began to improve in March; too late to impact first quarter earnings. However as prices improved, QMR added to the number of its energy-price hedging contracts. A summary of QMR's energy-price hedging positions for equity gas and oil production, excluding Wexpro, follows:

                                             Percent of production
                                             under price hedging     Average price
Time periods                                 contracts               net to the well
------------                                    Gas         Oil     Gas per Mcf  Oil per bbl
                                                ---         ---     -----------  -----------
2nd and 3rd quarters of 2002                     61%         81%        $3.05       $22.82
4th quarter of 2002                              53%         84%        $3.42       $22.82
12 months of 2003                                47%         52%        $3.30       $21.80
12 months of 2004                                28%                    $3.23

The practice of entering into energy-price hedging contracts benefited QMR in the first quarter of 2002 by incrementally adding $10.9 million to revenues from gas sales and $111,000 to revenues from the sale of oil. Approximately 35% of the volumes of equity gas production and 41% of the volumes of equity oil production, excluding Wexpro, were priced under hedging contracts in the quarter.

Marketing revenues and margins also suffered from the decline in energy prices in the first quarter of 2002. The margin, representing revenues less the costs to purchase gas and oil and transportation of gas, decreased from $4.5 million in the first quarter of 2001 to $3.1 million in the first quarter of 2002. Also, the volumes marketed declined by 7% during the same period to period comparison.

Expenses

Operating and maintenance expenses, which include general overhead charges, were $11.7 million higher in the first quarter of 2002 compared with the first quarter of 2001, because of additional producing properties and higher gas gathering charges. The additional operating and maintenance expenses associated with properties acquired during 2001 was $8.2 million. Gas gathering charges increased $1.4 million due to an 11% increase in volumes gathered. Exploration expenses increased as a result of drilling dry exploratory wells.

Depreciation, depletion and amortization expense increased 41% in the comparison of the first quarter of 2002 with the prior year quarter. As was mentioned, equity production volumes increased 31% and the average DD&A rate increased from $.83 per energy equivalent Mcf in 2001 to $.89 in 2002. Production and other taxes decreased following the decline of gas and oil prices.

Other income

QMR sold non-strategic producing properties resulting in pretax gains of $4.5 million in 2002 and $9.4 million in 2001. In addition, gathering properties sold in the first quarter of 2001 generated a $1.1 million pretax gain. The after tax gains of property sales was $2.8 million in the first quarter of 2002 and $6.6 million in the first quarter of 2001.

Wexpro's earnings

Wexpro's net income was $1.0 million higher in 2002. Wexpro's investment in gas development projects grew $40.8 million from the level reported at March 31, 2001. Wexpro conducts cost of service development of gas reserves on behalf of Questar Gas.

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the regulated services of natural gas distribution, transmission and storage.

Natural Gas Distribution

Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information.

                                                  3 Months Ended          12 Months Ended
                                                     March 31,                March 31,
                                                 2002        2001         2002        2001
                                             -------------------------------------------------
FINANCIAL RESULTS - (in thousands)
 Revenues
  From unaffiliated customers                  $ 260,958   $ 308,939    $ 653,169   $ 641,400
  From affiliates                                    301       1,190        2,074       4,971
                                             -------------------------------------------------
   Total revenues                                261,259     310,129      655,243     646,371
 Cost of natural gas sold                        177,129     230,154      445,520     441,917
                                             -------------------------------------------------
     Margin                                    $  84,130   $  79,975    $ 209,723   $ 204,454
                                             =================================================

 Operating income                              $  44,890   $  43,327    $  59,945   $  60,998
 Net income                                    $  24,166   $  23,720    $  26,319   $  27,168

OPERATING STATISTICS
 Natural gas volumes (in thousands of
  decatherms)
  Residential and commercial sales                43,361      36,704       90,307      86,169
  Industrial sales                                 3,440       3,267       10,857      10,377
  Transportation for industrial customers         11,860      14,714       51,770      55,533
                                             -------------------------------------------------
   Total deliveries                               58,661      54,685      152,934     152,079
                                             =================================================

 Natural gas revenue (per decatherm)
  Residential and commercial                   $    5.51   $    7.73    $    6.35   $    6.58
  Industrial sales                                  4.85        5.64         5.02        4.52
  Transportation for industrial customers           0.15        0.13         0.13        0.13
 Heating degree days
   Colder than normal                                 21%          1%           7%          1%
 Number of customers at March 31,
  Residential and commercial                     733,907     704,424
  Industrial                                       1,315       1,323
                                             ------------------------
   Total                                         735,222     705,747
                                             ========================

Revenues less cost of gas sold (margin)

Questar Gas's margin was 5% higher in the first quarter of 2002 and 3% higher in the 12-months ended March 31, 2002 when compared with the same periods of the previous year. A 4.2% year-to-year increase in the number of customers, lower processing costs and a change in the method of collecting bad debt costs more than offset a 3.9% decline in the temperature-adjusted usage per customer in the first quarter of 2002. The Company added 10,500 customers in July of 2001 in an acquisition of small distribution systems in eastern Utah and southwestern Wyoming. Declining usage per customer has been a persistent trend experienced by Questar Gas for the past 20 years and one of the reasons for requesting a general rate increase in Utah on May 3, 2002. A combination of declining usage per customer and the rising costs of meeting a customer-growth rate twice the industry average have led to less revenues to cover increasing costs of service.

In an interim measure associated with the pass through filing in late 2001, the Company was allowed to include the gas-cost portion of bad debt expenses in Utah's semi-annual gas cost filings. This interim change in procedure allows an accelerated recovery of the growing bad debt charges experienced by the Company. The margin benefited by approximately $.9 million in the first quarter of 2002 as a result.

While colder temperatures in 2002 resulted in an increase in the gas volumes delivered, the financial effect was mitigated by a weather-normalization adjustment (WNA). Generally under the WNA, customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 19% lower in the first quarter of 2002. A major steel-manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities.

Expenses

Operating and maintenance expenses were 6% higher in the 3-month period and 5% higher in the 12-month period ended March 31, 2002, when compared to the same periods in the previous year due primarily to increased bad debt expenses and higher labor-related costs. Bad debt expenses were $.6 million higher in the first quarter of 2002 and $3.6 million higher in the 12-months ended March 31, 2002. Bad debt costs have risen because of an increasing number of customers and a higher frequency of personal and business bankruptcies. Management is closely monitoring its receivables and is enforcing its credit policies to minimize future uncollectible receivables. Labor-related expenses have increased primarily because of higher pension costs. Higher depreciation expenses in the 2002 periods were caused by increased investment in computer equipment and software, which are depreciated over a relatively short life.

Other income

The Company earns a return on the balances in the purchased-gas adjustment account if it is under-collected and from its investment in gas stored underground. Interest and other income was lower in 2002 due to a lower inventory balance, an over-collected purchase-gas adjustment account and a smaller gain from selling assets.

Natural Gas Transmission

Questar Pipeline conducts the natural gas transmission, storage and processing operations. Following is a summary of financial results and operating information.

                                                  3 Months Ended            12 Months Ended
                                                      March 31,                March 31,
                                                  2002        2001         2002        2001
                                             -------------------------------------------------
FINANCIAL RESULTS - (in thousands)
Revenues
  From unaffiliated customers                   $ 12,502    $ 10,842    $  51,062   $  43,746
  From affiliates                                 20,985      20,193       76,283      76,507
                                             -------------------------------------------------
   Total revenues                               $ 33,487    $ 31,035    $ 127,345   $ 120,253
                                             =================================================

Operating income                                $ 15,741    $ 15,036    $  60,027   $  56,854
Net income                                      $  7,417    $  7,657    $  29,501   $  30,358

OPERATING STATISTICS
Natural gas transportation volumes (in
 thousands of decatherms)
  For unaffiliated customers                      52,452      42,434      205,628     171,943
  For Questar Gas                                 51,345      38,686      122,918     110,554
  For other affiliated customers                     553       1,911        5,534       8,956
                                             -------------------------------------------------
    Total transportation                         104,350      83,031      334,080     291,453
                                             =================================================

   Transportation revenue (per decatherm)       $   0.21    $   0.23    $    0.24   $    0.25

Revenues

Revenues were higher in the 3- and 12-month periods of 2002 compared with the 2001 periods due primarily to increased revenues from transportation operations. Transportation volumes increased 26% in the first quarter and 15% in the 12-month period in response to regional energy development. Main Line 104, a 77-mile extension in central Utah with a 272,000 dth per day capacity, began operations in November 2001 and is fully subscribed. Total firm daily demand was 1,410,000 decatherm in the first quarter of 2002 compared with 1,174,000 decatherm in the first quarter of 2001.

Expenses

Operating and maintenance expenses were higher in the 2002 periods primarily because of legal fees partially offset by lower fuel costs. In the first quarter of 2002, legal expenses were $.9 million higher than the year earlier quarter. Gas purchased and used in a processing plant was approximately $.5 million less in 2002. Depreciation expense was higher in the 2002 periods compared with the 2001 periods as a result of capital investments.

Consolidated Results of Operations

Revenues

Revenues were lower in the 3- and 12-month periods of 2002 compared with the same periods in 2001 due primarily to lower prices for natural gas more than offsetting an increase in production volumes. The effect was broadly evident in the exploration and production, natural gas distribution and energy-marketing activities in the first quarter of 2002. Production of nonregulated gas and oil increased 31% in the first quarter and 13% in the 12-month comparison primarily due to the acquisition of SEI.

Expenses

The cost of natural gas and other products sold, primarily includes natural gas distribution and energy marketing activities, was lower in the 2002 periods presented due to a decrease in energy prices and reduced marketing volumes. Operating and maintenance expenses were higher in the 2002 periods presented when compared with the same periods in 2001 because of additional producing properties, higher gas gathering charges, higher bad debt expenses, increased pension costs and increased legal fees.

Depreciation, depletion and amortization expense increased in the 2002 periods presented because of investment in 2001 in all lines of business and increased volumes of production in 2002. The average DD&A rate for equity gas and oil production increased from $.83 per Mcfe in the first quarter of 2001 to $.89 in 2002. Amortization of goodwill of $.5 million in the first quarter of 2001 was not repeated in 2002 due to a change in accounting for goodwill mandated by a new accounting rule. Production and other taxes declined due to lower prices.

Higher debt expense in the 2002 periods reflects an increase in the Company's debt levels in 2001 as a result of the expansion in the number of gas and oil properties, the construction of natural gas pipelines and the connection of distribution customers. In addition, in October 2001, Questar Pipeline borrowed $100 million of floating-rate debt from a bank for a 12-month period to repay through a wholly owned subsidiary, Questar TransColorado, Inc., one-half of the outstanding and currently maturing debt owed by the TransColorado Gas Transmission Company.

Other income

In the first quarter, the Company realized pretax gains from property sales of $4.5 million in 2002 and $11.6 million in 2001. The Company sold non-strategic properties and used the proceeds to reduce its level of debt. The Company wrote off its investment in a security available for sale when the underlying business ceased operations in the first quarter of 2002.

Income taxes

The effective income tax rate for the first three months was 36.0% in 2002 and 37.3% in 2001. The Company recognized $1.5 million of nonconventional fuel tax credits in the 2002 period and $1.7 million in the 2001 period.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first quarter of 2002 was $69.7 million more than was provided during the first quarter of 2001. The increase in cash flows resulted primarily from changes in operating assets and liabilities. The purchased-gas adjustment account was in an over-collected position in 2002 compared with an under-collected balance in 2001. Gas was withdrawn from storage to meet the heating demands caused by an exceptionally cold winter, where temperatures were 21% colder than normal in the first quarter of 2002.

Investing Activities

A comparison of capital expenditures for the first quarter of 2002 and 2001 plus an estimate for calendar year 2002 is presented below. Capital expenditures for calendar year 2002 are estimated to be $375 million.

                                                                        Forecast
                                                     Actual             --------
                                                     ------             12 Months
                                                  3 Months Ended          Ended
                                                      March 31,          Dec. 31,
                                                  2002        2001        2002
                                             -------------------------------------
                                                        (In Thousands)
Questar Market Resources                        $ 38,887    $ 23,408      189,900
Questar Regulated Services
  Natural gas distribution                         9,419      12,765       59,600
  Natural gas transmission                        26,842       8,658      104,400
  Other                                              155         591        6,000
                                             -------------------------------------
    Total Questar Regulated Services              36,416      22,014      170,000
Corporate and other operations                       326       2,293       14,700
                                             -------------------------------------
                                                $ 75,629    $ 47,715    $ 374,600
                                             =====================================

Financing Activities

Net cash flow provided from operating activities plus the proceeds from selling properties were more than sufficient to finance capital expenditures and pay dividends. The excess cash flow plus the proceeds from issuing $200 million of five-year, 7% notes in January 2002 were used to repay approximately $80 million of debt. The issuance of long-term debt was part of a debt restructuring plan that QMR has undertaken since acquiring SEI. The Company expects to finance the remaining 2002 capital expenditures from the net cash flow provided from operating activities and the proceeds from selling non-strategic assets.

Short-term borrowings at March 31, 2002 were comprised of $265.5 million of commercial paper and $104 million of short-term bank loans. A year earlier, the Company had $120 million of commercial paper and $88.9 million of short-term bank loans outstanding.

Moody's Reviews Possible Downgrade of Debt Ratings

On May 2, 2002, Moody's Investors Service placed Questar Corporation and its subsidiaries under review for a possible downgrade of its debt ratings. The review was prompted by Moody's concern of Questar's leverage following the $403 million acquisition of Shenandoah Energy, Inc. and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure. Ratings under review include:

  Questar Corporation - Prime 1 rated commercial paper
  Questar Gas Company - A1 rated senior unsecured debt
  Questar Pipeline Company - A1 rated senior unsecured debt
  Questar Market Resources - Baa2 rated senior unsecured debt

Regulatory Matters
GENERAL RATE CASE FILED
Questar Gas filed a general rate case application with the Public Service Commission of Utah (PSCU) on May 3, 2002. The Company is requesting a 5.7% increase effective January 1, 2003, that amounts to $23 million of annualized revenues and a 12.6% return on equity. Questar Gas is also requesting that the PSCU approve the use of a future test year that ends January 1, 2003.

PURCHASED-GAS FILINGS
Effective January 1, 2002, the PSCU approved, on an interim basis, a $66.9 million decrease in natural gas rates that resulted in an 11% decrease for the typical residential Utah customer. The decrease was based on a significant drop in natural gas prices at the wellhead. Also, effective January 1, 2002, the Public Service Commission of Wyoming approved a $2.9 million pass-through gas cost decrease for Wyoming natural gas rates. Questar Gas routinely submits purchased-gas adjustment or "pass-through" filings.

FEDERAL RATES
The Federal Energy Regulatory Commission (FERC) rejected proposed tariff sheets submitted by Questar Pipeline for its new firm "park and loan" service. The Company intends to file a new application, in which it will address FERC's concerns, and expects to receive FERC approval in time to begin the new service in June of 2002.

TransColorado Case

The trial involving the partners of TransColorado Gas Transmission Company concluded May 2, 2002. The legal issues are complex and trial preparation is costly. The Company expects to receive an order from the judge before the end of the third quarter of 2002. For more information refer to Item 1. Legal Proceedings in this Form 10-Q.

Quantitative and Qualitative Disclosures about Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. QMR also has an investment in a foreign operation that subjects it to exchange-rate risk. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Hedging Policy

The Company has established policies and procedures for managing market risks through the use of commodity-based derivative arrangements. The primary objectives of these energy-price hedging transactions are to support the Company's earnings targets and to protect earnings from downward movements in commodity prices. The Company targets between 50 and 75% of the current year's production to be hedged at or above budget levels by the end of March in the current year. The Company will add incrementally to these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Company's Board of Directors. Additionally, under the terms of the QMR's revolving credit facility, not more than 75% of Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Energy-Price Risk Management

Oil and natural gas prices fluctuate in response to many factors including changes in supply and demand. QMR bears a majority of the risk associated with commodity price changes and uses energy-price hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements.

QMR held energy-price hedging contracts covering the price exposure for about
77.4 million dth of gas and 2.6 million barrels of oil as March 31, 2002. The fair value of these hedging contracts was a $236,000 current asset. The fair value of the hedging contracts declined $50.7 million from the current asset measured at December 31, 2001. Settlement of contracts represented $16.0 million of the change and decline in energy prices on futures markets amounted to $34.7 million of the change. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions. A portion of the contracts at March 31, 2002 had terms extending through December 2004. About 63% of those contracts, representing approximately $3.0 million, will settle and be reclassified from other comprehensive income in the next 12 months. A year earlier QMR held hedging contracts covering 42.6 million dth of natural gas and 735,000 barrels of oil.

QMR's undiscounted mark-to-market valuation of financial gas and oil price-hedging contracts plus a sensitivity analysis follows:

                                                            2002        2001
                                                         -----------------------
                                                              (In Millions)
Mark-to-market valuation as of March 31,                  $  (4.0)    $ (48.4)
Value if gas and oil prices decrease by 10%               $  24.1     $ (39.4)
Value if gas and oil prices increase by 10%               $ (32.1)    $ (57.3)

The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts. Also, the sensitivity measures exclude mark-to-market calculations on physical hedge contracts, where settlement is achieved through delivery of the gas or oil as opposed to cash settlements with counterparties.

Interest-Rate Risk Management

As of March 31, 2002, the Company had $132 million of variable-rate long-term debt and $943.5 million of fixed-rate long-term debt. The book value of variable-rate long-term debt approximates fair value. Effective October 2001, the Company hedged $100 million of variable-rate debt by entering a fixed-rate interest swap for one year. Declining interest rates have resulted in a $627,000 reduction in the fair value of the interest-rate hedge.

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

Item 1.  Legal Proceedings.

     There are various legal proceedings pending against Questar Corporation ("Questar" or the "Company") and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. One significant case is discussed below:

     The trial in the complex litigation involving the partners in TransColorado Gas Transmission Company ("TransColorado") ended May 2, 2002. The five-week trial was held before a judge in Garfield County, Colorado to determine the validity of a contractual right claimed by Questar TransColorado, Inc. ("QTC"), a direct subsidiary of Questar Pipeline Company ("Questar Pipeline"), and a third-tier subsidiary of Questar, to put its 50 percent interest in the TransColorado pipeline project to KN TransColorado, Inc. ("KNTC") during the 12-month period beginning March 31, 2001. (QTC has given notice of its election to exercise its contractual right subject to a standstill agreement pending the resolution of the litigation.)

     The litigation involves allegations filed by KNTC, a subsidiary of Kinder Morgan Inc. ("Kinder Morgan"), that QTC and its affiliates breached their fiduciary duties to TransColorado and KNTC by developing a plan to construct and operate a new pipeline that would compete with TransColorado, rendering it economically unviable. KNTC requested at least $150 million in damages plus punitive damages, a declaratory judgment that KNTC's obligation to purchase QTC's interest in the project be declared void and unenforceable, and a dissolution of the partnership under Colorado law. QTC and its affiliates subsequently filed a counterclaim against KNTC and named affiliates including Kinder Morgan, seeking a declaratory judgment that the contractual right to exercise the put is binding and enforceable and damages of at least $185 million.

     The judge has requested both sets of parties to file post-trail briefs and draft findings of fact and conclusions of law by June 7, 2002, and to appear at a hearing scheduled for July 26, 2002, to respond to his written questions received in advance of such date. The trial proceedings bolstered the expectation of the Questar parties that the contractual right to exercise the put will be vindicated. The Questar parties believe that the judge will issue his order prior to the end of the third quarter, but also expect that any decision rendered by the judge may be appealed.

Item 5.  Other Information

     R. D. Cash, age 59, resigned from his position as the Company's Chief Executive Officer effective May 1, 2002, when he retired as an employee. He will continue to serve as Chairman of the Board of Questar and its public reporting affiliates. The Board of Directors had previously named Keith O. Rattie, age 48, to succeed Mr. Cash as Chief Executive Officer effective May 1, 2002. Mr. Rattie, who had been serving as President and Chief Operating Officer since February 1, 2001, has the title of President and Chief Executive Officer.

Item 6.  Exhibits and Reports on Form 8-K.

         a.    The following exhibit has been filed as part of this report.

Exhibit No.           Exhibit
----------            -------

   10.17*             Consulting contract with R. D. Cash

*Exhibit so marked is management contract or compensation plan or arrangement.

         b. The Company did not file any Current Reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           QUESTAR CORPORATION
                                               (Registrant)

May 14, 2002                               /s/Keith O. Rattie
------------                               -------------------------------
  (Date)                                      Keith O. Rattie
                                              President and
                                              Chief Executive Officer

May 14, 2002                               /s/S. E. Parks
------------                               -------------------------------
  (Date)                                      S. E. Parks
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number              Exhibit
--------            --------
  10.17*                         Consulting contract with R. D. Cash

*Exhibit so marked is management contract or compensation plan or arrangement.