Form 10-Q
period 2002-06-30
QUESTAR CORP
filed 2002-08-14
CIK 751652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-8796

QUESTAR CORPORATION

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0407509 (IRS Employer Identification Number)

P.O. Box 45433 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0433 (Zip code)

(801) 324-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002

Common Stock, without par value	81,834,113 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands, Except Per Share Amounts)
REVENUES
Questar Market Resources	$ 123,545	$ 152,057	$ 248,703	$ 382,922	$ 511,648	$ 768,562
Questar Regulated Services
Natural gas distribution	82,004	109,859	342,962	418,798	625,314	684,302
Natural gas transmission	14,338	12,252	26,840	23,094	53,148	45,693
Other	942	1,115	1,783	2,331	4,055	4,024
Corporate and other operations	3,785	9,855	6,859	20,631	24,556	42,104

TOTAL REVENUES	224,614	285,138	627,147	847,776	1,218,721	1,544,685

OPERATING EXPENSES
Cost of natural gas and other products sold	47,558	120,024	226,086	451,182	449,915	782,611
Operating and maintenance	65,125	59,971	139,155	122,830	286,680	258,727
Depreciation, depletion and amortization	44,463	36,247	89,770	72,053	169,452	142,009
Exploration	1,133	1,833	3,881	2,900	7,967	5,419
Abandonment and impairment of oil
and gas properties	749	2,045	1,055	2,595	3,631	4,804
Production and other taxes	12,195	15,969	23,604	36,781	42,808	63,607

TOTAL OPERATING EXPENSES	171,223	236,089	483,551	688,341	960,453	1,257,177

OPERATING INCOME	53,391	49,049	143,596	159,435	258,268	287,508

Interest and other income	9,159	3,757	16,565	18,926	32,937	35,118
Minority interest	127	552	297	997	1,025	1,115
Earnings (loss) of unconsolidated affiliates	3,105	(1,206)	3,762	(1,092)	5,013	1,203
Debt expense	(20,362)	(14,330)	(40,398)	(29,922)	(75,309)	(61,590)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	45,420	37,822	123,822	148,344	221,934	263,354
Income taxes	16,049	13,319	44,299	54,581	77,988	92,837

INCOME BEFORE CUMULATIVE
EFFECT	29,371	24,503	79,523	93,763	143,946	170,517
Cumulative effect of change in accounting for
goodwill, net of $2,010 attributed to
minority interest			(15,297)		(15,297)

NET INCOME	$ 29,371	$ 24,503	$ 64,226	$ 93,763	$ 128,649	$ 170,517

Earnings per common share - basic
Income before cumulative effect	$ 0.36	$ 0.30	$ 0.98	$ 1.16	$ 1.77	$ 2.12
Cumulative effect			(0.19)		(0.19)

NET INCOME	$ 0.36	$ 0.30	$ 0.79	$ 1.16	$ 1.58	$ 2.12

Average basic common shares outstanding	81,754	80,864	81,672	80,803	81,601	80,432

Dividends per common share	$ 0.18	$ 0.175	$ 0.36	$ 0.35	$ 0.715	$ 0.695
See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,		December 31,
	2002	2001	2001
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 5,959	$ -	$ 11,300
Accounts receivable	126,232	134,574	209,050
Fair value of hedging contracts	13,015	16,804	55,593
Inventories, at lower of average cost or market
Gas and oil storage	16,180	31,319	37,055
Materials and supplies	9,919	11,678	12,073
Purchased-gas adjustments		46,874	8,296
Prepaid expenses and other	10,677	11,348	16,136
Deferred income taxes - current	6,683

Total current assets	188,665	252,597	349,503

Property, plant and equipment	4,220,451	3,387,202	4,089,407
Less accumulated depreciation, depletion
and amortization	1,582,039	1,445,854	1,524,309

Net property, plant and equipment	2,638,412	1,941,348	2,565,098

Investment in unconsolidated affiliates	143,395	37,145	144,928
Securities available for sale	1,431	21,185	13,623
Goodwill	72,702	19,401	90,927
Regulatory and other assets	66,956	74,056	76,955

	$ 3,111,561	$ 2,345,732	$ 3,241,034

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Checks outstanding in excess of cash balance	$ -	$ 1,544	$ -
Short-term loans	347,509	195,722	530,246
Accounts payable and accrued expenses	201,684	173,397	246,037
Purchased-gas adjustments	17,588
Deferred income taxes - current		17,812	3,153
Fair value of hedging contracts	10,157	13,871	5,323
Current portion of long-term debt	21,535	8	1,705

Total current liabilities	598,473	402,354	786,464

Long-term debt, less current portion	1,054,626	661,802	997,423
Other liabilities	25,236	23,895	27,286
Deferred income taxes and investment tax credits	327,488	226,806	329,275
Minority interest	9,816	19,666	19,805
Common shareholders' equity
Common stock	293,640	267,329	282,297
Retained earnings	807,221	736,887	772,408
Cumulative other comprehensive income (loss)	(4,939)	6,993	26,076

Total common shareholders' equity	1,095,922	1,011,209	1,080,781

	$ 3,111,561	$ 2,345,732	$ 3,241,034

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2002	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 64,226	$ 93,763
Depreciation, depletion and amortization	94,614	74,865
Deferred income taxes and investment tax credits	6,517	16,340
Abandonment and impairment of gas
and oil properties	1,055	2,595
Earnings from unconsolidated affiliates
net of cash distributions and minority interest	4,884	365
Gain from selling properties and securities	(5,431)	(11,507)
Impairment of securities available for sale	530
Cumulative effect of accounting change	15,297

	181,692	176,421
Changes in operating assets and liabilities	97,949	23,749

NET CASH PROVIDED FROM OPERATING ACTIVITIES	279,641	200,170

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(166,540)	(151,687)
Other investments	(3,648)	(4,000)

Total capital expenditures	(170,188)	(155,687)
Proceeds from the disposition of property, plant and equipment	8,187	31,454
Proceeds from the sales of securities and other	7,280	374

NET CASH USED IN INVESTING ACTIVITIES	(154,721)	(123,859)

FINANCING ACTIVITIES
Issuance of common stock	6,548	11,131
Common stock repurchased	(1,298)	(12,432)
Issuance of long-term debt	200,000	285,000
Repayment of long-term debt	(124,485)	(337,059)
Decrease in short-term loans	(182,737)	(13,417)
Increase in cash held in escrow account	1,184	5,387
Checks outstanding in excess of cash balances		1,544
Payment of dividends	(29,413)	(28,291)
Other	(143)	2,446

NET CASH USED IN FINANCING ACTIVITIES	(130,344)	(85,691)
Foreign currency translation adjustment	83	(36)

Change in cash and cash equivalents	(5,341)	(9,416)
Beginning cash and cash equivalents	11,300	9,416

Ending cash and cash equivalents	$ 5,959	$ -

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the gas distribution business, the results of operations for the three-, six- and twelve-month periods ended June 30, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The impact of abnormal weather on earnings during the heating season is partially reduced by the operation of a weather-normalization adjustment. While the transportation and storage operations are influenced by weather conditions, the straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charges, reduces the earnings impact of weather conditions. For further information please refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - New Accounting Standards

Cumulative Effect of Accounting Change - "Goodwill and Other Intangible Assets"

Statement of Financial Accounting Standards 142 (SFAS 142) "Goodwill and Other Intangible Assets" was issued in June 2001. SFAS 142 addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. The Company adopted the provisions of SFAS 142 as of January 1, 2002 and performed an initial test that indicated an impairment of the goodwill acquired by Consonus. As a result, the Company wrote off $17.3 million of goodwill, of which, $15.3 million ($.19 per diluted common share) was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2.0 million was attributed to minority shareholders. Consonus is a data hosting and internet services subsidiary in which Questar InfoComm owns 89%. Goodwill has declined in value because of the sharp downturn in the information-technology sector. Consonus recorded $2.2 million of goodwill amortization in 2001 that will not be repeated in future years.

The following table shows net income excluding amortization of goodwill. Amortization of goodwill was not deductible for income tax purposes.
	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)

Income before cumulative effect	$ 29,371	$ 24,503	$ 79,523	$ 93,763	$ 143,946	$ 70,517
add goodwill amortization		556		1,113		2,423
Cumulative effect of change in
accounting for goodwill, net of $2,010
attributed to minority interest			(15,297)		(15,297)

Pro forma net income	$ 29,371	$ 25,059	$ 64,226	$ 94,876	$ 128,649	$ 172,940

The Company acquired all goodwill reported on its December 31, 2001 balance sheet through purchases of businesses. In 2001, the Company acquired $73 million of goodwill in two business combinations. No impairment was indicated as a result of an initial test. The remaining goodwill balance was acquired in 2000 and 1999. The balance in goodwill in each line of business at December 31, 2001 and June 30, 2002 is listed below:

Questar	Questar	Corporate
Market	Regulated	and Other
Consolidated	Resources	Services	Operations

(In Thousands)

Balance at December 31, 2001	$90,927	$66,823	$5,876	$18,228
Goodwill attributed to assets sold	(921)	(921)
Impaired goodwill identified in initial SFAS 142 test	(17,307)	(17,307)
Adjustment of allocation of acquisition cost	3	3

Balance at June 30, 2002	$72,702	$66,823	$5,879	$ -

Intangible assets with indefinite lives are subject to a yearly impairment test according to SFAS 142. As of December 31, 2001, the Company held about $592,000 of intangible assets with indefinite lives and no impairment was indicated in an initial test. Intangible assets subject to amortization amounted to $2.6 million, gross, and $1.6 million, net of accumulated amortization.

Impairment or Disposal of Long-Lived Assets
The Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002 without an impact in the balance sheet, income statement or statement of cash flows.

Note 3 - Earnings Per Share

The following table shows basic and diluted earnings per common share.

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2002	2001	2002	2001	2002	2001

(In Thousands, Except Per Share Amounts)

Earnings per common share - basic
Income before cumulative effect	$ 0.36	$ 0.30	$ 0.98	$ 1.16	$ 1.77	$ 2.12
Cumulative effect	(0.19)	(0.19)

Net income	$ 0.36	$ 0.30	$ 0.79	$ 1.16	$ 1.58	$ 2.12

Earnings per common share - diluted
Income before cumulative effect	$ 0.36	$ 0.30	$ 0.97	$ 1.15	$ 1.76	$ 2.10
Cumulative effect	(0.19)	(0.19)

Net income	$ 0.36	$ 0.30	$ 0.78	$ 1.15	$ 1.57	$ 2.10

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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)
Average basic common shares
outstanding	81,754	80,864	81,672	80,803	81,601	80,432
Potential number of shares issuable
under stock option plans	650	774	581	780	461	826

Average diluted common shares
outstanding	82,404	81,638	82,253	81,583	82,062	81,258

Note 4 - Operations by Line of Business

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)
REVENUES FROM UNAFFILIATED
CUSTOMERS
Questar Market Resources	$ 123,545	$ 152,057	$ 248,703	$ 382,922	$ 511,648	$ 768,562
Questar Regulated Services
Natural gas distribution	82,004	109,859	342,962	418,798	625,314	684,302
Natural gas transmission	14,338	12,252	26,840	23,094	53,148	45,693
Other	942	1,115	1,783	2,331	4,055	4,024

Total Regulated Services	97,284	123,226	371,585	444,223	682,517	734,019
Corporate and other operations	3,785	9,855	6,859	20,631	24,556	42,104

	$ 224,614	$ 285,138	$ 627,147	$ 847,776	$1,218,721	$1,544,685

REVENUES FROM AFFILIATED
COMPANIES
Questar Market Resources	$ 28,939	$ 24,685	$ 56,910	$ 52,666	$ 104,774	$ 102,117
Questar Regulated Services
Natural gas distribution	797	846	1,098	2,036	2,025	4,600
Natural gas transmission	18,896	18,660	39,881	38,853	76,519	76,065
Other	391	392	814	731	1,546	878
Corporate and other operations	7,743	9,179	15,134	16,226	28,352	33,765

	$ 56,766	$ 53,762	$ 113,837	$ 110,512	$ 213,216	$ 217,425

OPERATING INCOME (LOSS)
Questar Market Resources	$ 37,998	$ 34,768	$ 66,661	$ 87,843	$ 138,159	$ 167,168
Questar Regulated Services
Natural gas distribution	(1,773)	(6)	43,117	43,321	58,178	62,957
Natural gas transmission	14,967	14,904	30,708	29,940	60,090	57,074
Other	(121)	36	(189)	120	(392)	(30)

Total Regulated Services	13,073	14,934	73,636	73,381	117,876	120,001
Corporate and other operations	2,320	(653)	3,299	(1,789)	2,233	339

OPERATING INCOME	$ 53,391	$ 49,049	$ 143,596	$ 159,435	$ 258,268	$ 287,508

	3 Months Ended June 30		6 Months Ended June 30		12 Months Ended June 30
	2002	2001	2002	2001	2002	2001

	(In Thousands)
NET INCOME (LOSS)
Questar Market Resources	$ 22,817	$ 20,635	$ 40,419	$ 58,979	$ 82,574	$ 108,268
Questar Regulated Services
Natural gas distribution	(3,509)	(2,528)	20,657	21,192	25,338	27,970
Natural gas transmission	7,869	6,851	15,286	14,508	30,519	30,133
Other	150	184	310	372	2,769	484

Total Regulated Services	4,510	4,507	36,253	36,072	58,626	58,587
Corporate and other operations	2,044	(639)	2,851	(1,288)	2,746	3,662

Income before cumulative effect of
accounting change	29,371	24,503	79,523	93,763	$ 143,946	$ 170,517
Cumulative effect			(15,297)		(15,297)

NET INCOME	$ 29,371	$ 24,503	$ 64,226	$ 93,763	$ 128,649	$ 170,517

Note 5 - Financing

On July 1, 2002, Questar Corporation filed a shelf registration with the Securities and Exchange Commission to issue up to $400 million of common equity or debt convertible into common stock. While it is the Company's intention to issue no more than $200 million in securities initially, the filing was made for an amount to register both the convertible debt that could be issued and the subsequent common stock that would be issued in a convertible debt offering.

To finance its short-term debt following the 2001 acquisition of Shenandoah Energy, Inc., QMR issued $200 million of notes in a private placement on January 16, 2002. The notes mature in five years and have a coupon rate of 7%. Subsequently, the private placement notes were registered with the SEC and exchange notes with the same terms were issued in April 2002.

Note 6 - Investment in Unconsolidated Affiliates

Questar, indirectly through subsidiaries, has interests in businesses accounted for on the equity basis. Questar uses the equity method to account for investments in affiliates in which it does not have control. As of June 30, 2002, these affiliates did not have debt obligations with third-party lenders. The principal businesses, form of organization and percentage ownership were as follows: Overthrust Pipeline Co., a general partnership, (90%); and Questar TransColorado (a subsidiary of Questar Pipeline) owns 50% of TransColorado Pipeline, a general partnership. Questar Pipeline does not have control of Overthrust Pipeline because the approval of the other partner is required for significant partnership decisions. Canyon Creek Compression Co., a general partnership, (15%); Blacks Fork Gas Processing Co., a general partnership, (50%); and Rendezvous Gas Services LLC, a limited liability corporation, (50%); are engaged in processing or gathering natural gas.

Summarized operating results of the businesses are listed below.
	6 Months Ended
	June 30,
	2002	2001

	(In Thousands)
Transportation
Revenues	$ 12,223	$ 6,250
Operating income (loss)	4,859	(4,379)
Income (loss) before income taxes	4,894	(10,470)

		6 Months Ended
		June 30,
		2002		2001

		(In Thousands)
Gas gathering and processing
Revenues		$ 10,550		$ 14,793
Operating income		2,763		466
Income before income taxes		2,800		666

Note 7 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in Shareholders' Equity. Other comprehensive income transactions that result from changes in the market value of securities available for sale, changes in the market value of energy-hedging contracts and changes in holding value resulting from foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the securities available for sale are sold or the gas or oil underlying the hedging contracts is sold.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In Thousands)

Net income	$ 29,371	$ 24,503	$ 64,226	$ 93,763
Other comprehensive income
Unrealized gain (loss) on hedging transactions	3,914	55,128	(45,859)	3,028
Unrealized gain (loss) on securities
available for sale	(1,057)	1,118	(5,556)	(11,835)
Foreign currency translation adjustment	2,342	1,831	2,239	(438)

Other comprehensive income (loss) before
income taxes	5,199	58,077	(49,176)	(9,245)
Income taxes on other comprehensive income (loss)	2,317	22,069	(18,161)	(3,651)

Net other comprehensive income (loss)	2,882	36,008	(31,015)	(5,594)

Total comprehensive income	$ 32,253	$ 60,511	$ 33,211	$ 88,169

Note 8 - Securities Available for Sale

The cost, gross unrealized gains, gross unrealized losses, and fair value of the Company's investments in equity securities available for sale are shown below. The Company sold securities in the first half of 2002 and realized a pretax gain of $.7 million. The proceeds from the sales amounted to $6.7 million. The Company wrote off its investment in a security available for sale when the underlying business ceased operations in the first quarter of 2002. Gain and loss from sale is determined on an average cost basis.

	June 30,		December 31,
	2002	2001	2001
	(In Thousands)

Cost	$ 1,745	$ 10,619	$ 8,381
Gross unrealized gain		11,681	5,242
Gross unrealized loss	(314)	(1,115)

Fair value	$ 1,431	$ 21,185	$ 13,623

Note 9 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2002
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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (In thousands)
Revenues
From unaffiliated customers	$123,545	$152,057	$248,703	$382,922	$511,648	$768,562
From affiliates	28,939	24,685	56,910	52,666	104,774	102,117

Total revenues	$152,484	$176,742	$305,613	$435,588	$616,422	$870,679

Operating income	$ 37,998	$ 34,768	$ 66,661	$ 87,843	$138,159	$167,168
Net income	22,817	20,635	40,419	58,979	82,574	108,268

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in million cubic feet)	19,856	15,844	39,863	31,631	78,806	65,970
Oil and natural gas liquids (in thousands of barrels)	736	522	1,483	1,017	2,966	2,125

Average daily production (in million cubic feet
Equivalent)	267	209	269	208	265	216

Production revenue
Natural gas (per Mcf)	$2.55	$3.31	$2.49	$3.74	$2.64	$3.50
Oil and natural gas liquids (per bbl)	$20.60	$20.36	$19.72	$20.91	$18.89	$20.60

Wexpro investment base at June 30, net of
deferred income taxes (in millions)	$161.4	$127.2

Marketing volumes (in thousands of energy equivalent
decatherms)	20,111	23,524	42,576	47,552	86,815	100,979

Natural gas gathering volumes (in thousands of
decatherms)
For unaffiliated customers	22,134	24,526	46,038	46,611	91,156	94,541
For Questar Gas	9,782	8,695	22,005	18,906	40,260	36,609
For other affiliated customers	9,265	6,601	16,652	13,400	30,301	26,790

Total gathering	41,181	39,822	84,695	78,917	161,717	157,940

Gathering revenue (per decatherm)	$0.15	$0.13	$0.14	$0.13	$0.14	$0.13

Revenues

The effect of increased production quantities was more than offset by lower energy prices resulting in decreased revenues reported in the 2002 periods presented compared with the 2001 periods. Nonregulated natural gas, oil and other liquids production increased 28% to 24.3 billion cubic feet equivalent (Bcfe) in the second quarter and 29% to 48.8 Bcfe in the first half of 2002. QMR purchased producing properties in eastern Utah in July 2001, which accounted for a significant portion of the production growth. Also, QMR continued successful development-drilling programs on the Pinedale Anticline near Pinedale, Wyoming and on the Uinta Basin properties in eastern Utah. QMR shut-in approximately 1.5 billion cubic feet (Bcf) of Rockies production during the second quarter due to poor regional pricing.

The average realized selling price for natural gas declined 23% from $3.31 to $2.55 per thousand cubic feet (Mcf), net to the well, in the second quarter comparison. QMR generally sells its equity gas production at first-of-the-month price indexes. The "Inside FERC" first-of-the-month Rockies index dropped 44% between April and June. Rockies spot prices fell below $1 per MMBtu in the second quarter of 2002. In the summer there is a substantial decrease in demand for gas in the Rockies and this year gas supplies have generally exceeded the pipeline capacity to move gas to markets out of the area. The Company's realized prices are lower than index prices by $.15 to $.55 per Mcf, due to gathering and processing costs.

QMR hedged or pre-sold approximately 11.1 Bcf of natural gas production during the second quarter of 2002 at an average price of $3.08 per Mcf, net to the well. In the first half of 2002, hedging benefited QMR by incrementally adding $19.5 million to gas revenues but decreased oil revenues by $1.6 million. A summary of QMR's energy-price hedging positions for equity gas and oil production, excluding Wexpro, follows. QMR does not hedge sales of natural gas liquids.

	Net revenue interest production under price-hedging contracts		Average price net to the well (bbl = barrel)

	Gas (Bcf)	Oil (bbl)	Gas per Mcf	Oil per bbl

3rd quarter of 2002	10.3	506,000	$3.02	$22.82
4th quarter of 2002	9.7	506,000	$3.45	$22.82
12 months of 2003	27.6	1,095,000	$3.30	$21.80
12 months of 2004	14.5	none	$3.23	-

Marketing revenues also suffered from the decline in energy prices in 2002. However, the margin in 2002 improved when contract obligations were fulfilled by substituting gas purchased on the spot market for shut-in production. The margin, representing revenues less the costs to purchase gas and oil and transportation of gas, increased by $2.3 million when comparing the second quarter of 2002 with the corresponding period in 2001.

Expenses

Operating and maintenance expenses, which include general overhead charges, increased in the 2002 periods when compared with the 2001 periods because of the addition of producing properties, including the SEI acquisition that was completed July 31, 2001. In the first half of 2002, lease operating expenses (LOE) increased $6.1 million, gas-processing and gathering charges increased $4.9 million and general overhead costs were up $5.2 million over the first half of 2001. The average lifting cost (LOE plus production taxes) dropped to $.69 per energy equivalent Mcf (Mcfe) in 2002 from $.88 Mcfe primarily because of increased production volumes. Exploration expenses increased as a result of drilling dry exploratory wells. Abandonments declined in 2002 because of reduced leasehold impairments.

Depreciation, depletion and amortization (DD&A) expense increased 36% in the comparison of the first half of 2002 with the prior year period. Equity production volumes increased 29% and the average DD&A rate increased from $.84 per Mcfe in 2001 to $.87 in 2002. Production and other taxes decreased following the decline of gas and oil prices.

Wexpro's earnings

Wexpro's net income was $ 2.4 million higher in 2002. Wexpro's investment base, net of deferred income taxes, in gas-development projects grew $34.2 million from the level reported at June 30, 2001. Wexpro conducts cost of service development of gas reserves on behalf of Questar Gas. Cost of service refers to Wexpro's legal entitlement to reimbursement of its costs and approved return on investment for operating the gas-development properties.

Questar Regulated Services
Natural Gas Distribution
Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 82,004	$ 109,859	$ 342,962	$ 418,798	$ 625,314	$ 684,302
From affiliates	797	846	1,098	2,036	2,025	4,600

Total revenues	82,801	110,705	344,060	420,834	627,339	688,902
Cost of natural gas sold	48,062	76,600	225,191	306,754	416,982	482,738

Margin	$ 34,739	$ 34,105	$ 118,869	$ 114,080	$ 210,357	$ 206,164

Operating income (loss)	$ (1,773)	$ (6)	$ 43,117	$ 43,321	$ 58,178	$ 62,957
Net income (loss)	$ (3,509)	$ (2,528)	$ 20,657	$ 21,192	$ 25,338	$ 27,970

OPERATING STATISTICS
Natural gas volumes (in thousands of
decatherms)
Residential and commercial sales	10,784	11,422	54,145	48,126	89,669	88,394
Industrial sales	2,356	2,519	5,796	5,786	10,694	10,849
Transportation for industrial customers	9,831	14,571	21,691	29,285	47,030	56,239

Total deliveries	22,971	28,512	81,632	83,197	147,393	155,482

Natural gas revenue (per decatherm)
Residential and commercial	$ 6.01	$ 7.81	$ 5.61	$ 7.75	$ 6.12	$ 6.82
Industrial sales	4.33	5.02	4.64	5.37	4.86	4.93
Transportation for industrial customers	0.17	0.13	0.16	0.13	0.14	0.13
Heating degree days
Actual	566	631	3,725	3,272	5,940	5,829
Normal	717	717	3,333	3,333	5,609	5,609
Colder (warmer) than normal	(21%)	(12%)	12%	(2%)	6%	4%
Average temperature-adjusted usage per
Customer (decatherms)	17.3	17.9	67.2	69.8	118.4	122.9
Number of customers at June 30,
Residential and commercial	728,881	700,602
Industrial	1,299	1,325

Total	730,180	701,927

Revenues less cost of gas sold (margin)

Questar Gas reported an increase in its margin in the 2002 periods presented when compared with the same periods of the previous year primarily due to a 4% year-to-year increase in the number of customers, a change in the method of collecting bad debt costs that benefited the margin by $.4 million in the second quarter and $1.9 million in the first half of 2002, and a $.9 million increase in contributions of construction funds from new customers. These increases were partially offset by a decline in gas usage per customer that lowered the margin by $.8 million in the second quarter and $3.6 million in the first half of 2002 compared with the 2001 periods. The Company added 10,500 customers in July of 2001 in an acquisition and simultaneous merger of small distribution systems in eastern Utah and southwestern Wyoming. Excluding this one-time event, the number of customers grew by 2.5%.

Declining usage per general service customer has been a persistent trend experienced by Questar Gas and was a major cause of a general rate increase filed in Utah on May 3, 2002. Average usage per customer on a temperature-adjusted basis has declined by 3.7% in the first half of 2002 compared with the first half of 2001. A combination of declining usage per customer and the rising costs of meeting the customer-growth rate have led to less revenues to cover increasing costs of service.

In an interim measure associated with a pass-through rate filing in late 2001, Questar Gas was allowed to include the gas-cost portion of bad debt expenses in Utah's semi-annual gas cost filings effective January 1, 2002. This change in procedure provides recovery of the growing bad debt charges experienced by the Company. A stipulation with the Division of Public Utilities and the Committee of Consumer Services agreeing to the change was submitted to the Public Service Commission of Utah (PSCU) on June 19, 2002. The PSCU had yet to take formal action approving the stipulation. The Public Service Commission of Wyoming (PSCW) has approved the change.

Temperatures were colder than normal during the first half of 2002 and resulted in a 13% increase in the general service gas volumes delivered amounting to 6,019,000 decatherms when compared with the first half of 2001. However, the financial effect was mitigated by a weather-normalization adjustment (WNA). Generally under the WNA, customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 26% lower in the first half of 2002 due to reduced deliveries for manufacturing and power generation. A major steel manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities. The Company received $812,000 in transportation revenues from this customer in 2001.

Expenses

Operating and maintenance expenses were higher in the 2002 periods when compared to the same periods in the previous year due primarily to higher labor-related costs and increased bad debt expenses. Labor-related costs, primarily for pension and medical benefits, increased $.8 million in the second quarter and $1.7 million in the first half of 2002. Pension expenses have increased because of reduced returns earned on assets held in pension trust funds. Bad debt expenses were $.6 million higher in the first half of 2002, and reduced assets available for benefits, following an early retirement distribution in 2000. Bad debt costs have risen because of an increasing number of customers and a higher frequency of personal and business bankruptcies. Management is closely monitoring its receivables and is enforcing its credit policies to minimize future uncollectible accounts.

Higher depreciation expenses in the 2002 periods were caused by increased investment in computer equipment and software, which are depreciated over a relatively short life.

Other income

The Company earns a return on the balances in the purchased-gas adjustment account if it is under-collected (recorded in current assets) and from its investment in gas stored underground. Interest and other income was lower in the second quarter and first half of 2002 due to a lower inventory balance, an over-collected purchase-gas adjustment account and smaller gains from selling assets.

Natural Gas Transmission
Questar Pipeline conducts natural gas transmission, storage and processing operations. Following is a summary of financial results and operating information:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 14,338	$ 12,252	$ 26,840	$ 23,094	$ 53,148	$ 45,693
From affiliates	18,896	18,660	39,881	38,853	76,519	76,065

Total revenues	$ 33,234	$ 30,912	$ 66,721	$ 61,947	$ 129,667	$ 121,758

Operating income	$ 14,967	$ 14,904	$ 30,708	$ 29,940	$ 60,090	$ 57,074
Net income	7,869	6,851	15,286	14,508	30,519	30,133

OPERATING STATISTICS
Natural gas transportation volumes (in
thousands of decatherms)
For unaffiliated customers	55,794	47,572	108,246	90,006	213,850	183,713
For Questar Gas	25,922	25,746	77,267	64,432	123,094	112,254
For other affiliated customers	744	94	1,297	2,005	6,184	7,374

Total transportation	82,460	73,412	186,810	156,443	343,128	303,341

Transportation revenue (per decatherm)	$ 0.26	$ 0.25	$ 0.23	$ 0.24	$ 0.24	$ 0.24

Revenues

Increased transportation operations in response to regional energy development resulted in higher revenues in the 2002 periods presented compared with the 2001 periods. Transportation volumes increased 12% in the second quarter and 19% in the six-month period of 2002. Main Line 104, a 77-mile extension in central Utah with a 272,000 dth per day capacity, began operations in November 2001 and is fully subscribed. Daily firm demand volumes increased to 1,385,000 decatherms in the first half of 2002 from 1,185,000 decatherms in the prior year period.

Expenses

Operating and maintenance (O & M) expenses were higher in the 2002 periods primarily because of legal fees and the start-up operations of the Southern Trails pipeline partially offset by lower fuel costs. Legal expenses were higher in the 2002 periods by $1.1 million in the second quarter and $1.8 million in the first half compared with the year earlier periods due to the ongoing litigation regarding TransColorado pipeline.

Expenses in preparation for commencing the flow of gas through the eastern segment of the Southern Trails pipeline increased O & M expenses by $ .4 million in the first half of 2002. The $100 million, eastern segment began commercial operations on June 25, 2002. The pipeline's 80 million cubic feet per day capacity is fully subscribed. The Company is evaluating the economics of a 60-mile expansion of the 12-inch portion of the eastern segment (the remainder of the pipeline is 16 inch) to enable the segment's capacity to increase to 120 million cubic feet per day. The Company continues to market the 120 million cubic feet capacity of the western segment of the Southern Trails pipeline, while at the same time it considers other options, including selling the pipeline.

As a result of lower commodity prices, gas purchased and used in a processing plant was approximately $.7 million less in the first half of 2002 compared with the 2001 period.

Depreciation expense was higher in the 2002 periods compared with the 2001 periods as a result of capital investments.
Other income

Interest and other income was lower in the three-month and six-month 2002 periods presented due to a decrease of the amount of excess cash loaned to Questar Corp. AFUDC, capitalized financing costs recorded in other income associated with Questar Pipeline's construction projects, was higher in 2002 periods due primarily to Questar Southern Trails Pipeline Company. AFUDC was $.5 million higher in the first half of 2002 compared with the first half of 2001.

Consolidated Results of Operations

Revenues

Revenues were lower in the periods of 2002 when compared with the same periods in 2001 due primarily to lower gas prices. The effect of increased nonregulated production quantities was more than offset by lower gas prices in the 2002 periods. Also, distribution revenues decreased because of lower gas prices and declining usage per customer in the 2002 periods. Lower gas prices and a decrease in the quantities of gas and oil marketed caused a decline in revenues from energy marketing activities. Nonregulated natural gas, oil and other liquids production increased 28% to 24.3 billion cubic feet equivalent (Bcfe) in the second quarter and 29% to 48.8 Bcfe in the first half of 2002. QMR purchased producing properties in eastern Utah in July 2001, which accounted for a significant portion of the production growth, and continued a successful development-drilling program.

Expenses

The cost of natural gas and other products sold, which primarily includes natural gas distribution and energy marketing activities, was lower in the 2002 periods presented due to a decrease in energy prices and reduced marketing volumes. Operating and maintenance expenses were higher in the 2002 periods presented when compared with the same periods in 2001 because of additional gas and oil producing properties, higher bad debt expenses, increased pension costs and increased legal fees.

Consonus, a subsidiary of Questar InfoComm, closed the Portland office and downsized the Salt lake operation due primarily to disappointing operating results, a downturn in the economy and sufficient capacity in the Salt Lake operations. As a result of these actions, Consonus recorded a $1.3 million restructuring charge in the second quarter of 2001 and an additional $.5 million in the third quarter of 2001. This charge included $1.5 million in severance pay, $.2 million for assets abandoned when closing the Portland operations, and $.1 million for lease expense related to the discontinued Portland operations.

Debt expense was higher in the 2002 periods reflecting the Company's increased debt levels. The Company used debt financing for a significant portion of its investment in long-lived assets in recent years. In addition, in October 2001, Questar Pipeline borrowed $100 million of floating-rate debt from a bank for a 12-month period to repay, through a wholly owned subsidiary, Questar TransColorado, Inc., one-half of the outstanding and currently maturing debt owed by the TransColorado Gas Transmission Company.

Interest and other income

QMR sold gas and oil properties in the San Juan Basin and Wyoming resulting in pretax gains of $4.8 million in the first half of 2002. The sales of gas and oil properties in Oklahoma and Texas generated a pretax gain of $10.6 million in 2001 period. The Company sold securities in the first half of 2002 and realized a pretax gain of $.7 million. The proceeds from the sales amounted to $6.7 million. The Company wrote off its investment in a security available for sale when the underlying business ceased operations in the first quarter of 2002. There were no sales of securities in the first half of 2001. The Company used the proceeds of assets and securities sales to reduce debt. QMR settled a lawsuit in the second quarter of 2002 and recorded a $4.5 million pretax or a $2.8 million after-tax gain. In the first quarter of 2002 the Company wrote off its investment in a security available for sale when the underlying business ceased operations.

Earnings of unconsolidated affiliates

The Company's share of the TransColorado partnership was a pretax profit of $2.2 million for the second quarter of 2002 compared with a $1.7 million pretax loss in the same quarter of 2001. Rendezvous LLC began processing and gathering operations in the fourth quarter of 2001 and accounted for $.6 million of the increase in earnings from unconsolidated affiliates in 2002.

Income taxes

The effective income tax rate for the first half was 35.8% in 2002 and 36.8% in 2001. The Company recognized $3.1 million of non-conventional fuel tax credits in the 2002 period and $3.3 million in the 2001 period.

Cumulative effect of change in accounting method

The Company adopted the provisions of SFAS 142 as of January 1, 2002 and performed an initial test that indicated an impairment of the goodwill acquired by Consonus. As a result, the Company wrote off $17.3 million of goodwill, of which, $15.3 million ($ .19 per diluted common share) was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2.0 million was attributed to minority shareholders. Consonus recorded $2.2 million of goodwill amortization in 2001 that will not be repeated in 2002 and future years.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 2002 was $79.5 million more than was provided during the first half of 2001. The increase in cash flows resulted primarily from changes in operating assets and liabilities. The purchased-gas adjustment account changed to an over-collected position in 2002 from an under-collected balance in 2001. The value of gas injected into storage was lower in 2002 as a result of lower gas prices.

Investing Activities

A comparison of capital expenditures for the first half of 2002 and 2001 plus an estimate for calendar year 2002 is presented below. Capital expenditures for calendar year 2002 are estimated to be $375 million. Forecasted 2002 capital expenditures for Corporate and other operations includes an exception fund of $12.8 million that is expected to be allocated to subsidiary operations. The exception fund's beginning balance was $25 million.

	Actual		Forecast
	6 Months Ended		12 Months Ended
	June 30,		December 31,
	2002	2001	2002

	(In Thousands)

Questar Market Resources	$ 78,316	$ 80,211	$ 189,900
Questar Regulated Services
Natural gas distribution	24,232	27,835	59,600
Natural gas transmission	66,392	40,865	104,400
Other	610	1,176	6,000

Total Questar Regulated Services	91,234	69,876	170,000
Corporate and other operations	638	5,600	14,700

	$ 170,188	$ 155,687	$ 374,600

Financing Activities

Net cash flow provided from operating activities plus the proceeds from selling properties were more than sufficient to finance capital expenditures and pay dividends. The excess cash flow plus the proceeds from issuing $200 million of five-year, 7% notes in January 2002 were used to repay approximately $307 million of debt. The issuance of long-term debt was part of a financing plan that QMR has undertaken since acquiring SEI. The Company expects to finance the remaining 2002 capital expenditures from the net cash flow provided from operating activities and the proceeds from selling assets.

The Company's lines-of-credit capacity as of July 1, 2002 was $215 million, of which $50 million will mature on October 1, 2002. Short-term borrowings at June 30, 2002 were comprised of $247.5 million of commercial paper and $100 million of short-term bank loans. A year earlier, the Company had $160 million of commercial paper and $48 million of short-term bank loans outstanding.

The Company is taking measures to reduce its leverage to the range of 50% and maintain its debt ratings. During 2002, the Company plans to reduce capital expenditures, sell approximately $200 million of assets, and prepare for the possible sale of up to $200 million of equity or mandatory convertible securities.

Regulatory Items

General rate case filed

Questar Gas filed a general rate case application with the Public Service Commission of Utah (PSCU) on May 3, 2002. The Company is requesting a 5.7% increase in Utah natural gas rates effective January 1, 2003, which amounts to $23 million of annualized revenues and includes a 12.6% return on equity. Questar Gas's return on equity for 2001 was 9.1%. The PSCU has currently authorized a return on equity of 11.0%. Questar Gas is also requesting that the PSCU approve the use of a forward-looking test period that ends January 1, 2003. Response from all intervening parties is due August 28. Hearings on the rate case are scheduled to begin October 17. Under Utah law, the general rate increase becomes effective 240 days after filing, if the PSCU does not render a decision by that date.

Purchased-gas filings

Effective January 1, 2002, the PSCU approved, on an interim basis, a $66.9 million decrease in natural gas rates that resulted in an 11% decrease for the typical residential Utah customer. The decrease was based on a significant drop in natural gas prices at the wellhead. Also, effective January 1, 2002, the PSCW approved a $2.9 million pass-through gas cost decrease for Wyoming natural gas rates. Questar Gas routinely submits purchased-gas adjustment or "pass-through" filings.

In May of 2002, Questar Gas filed for gas-cost increases in both Utah and Wyoming. Because of subsequent changes in gas-price forecasts, Questar Gas requested to suspend the increases.

On October 23, 2001, the Utah Supreme Court unanimously reversed and remanded a 1999 PSCU decision and agreed with Questar Gas's position that certain gas processing costs should have been considered for recovery in a 1999 pass through filing. A hearing was held June 17, 2002 on the question of the amount of gas processing costs that Questar Gas should be allowed to recover as a result of the remand. Questar Gas is seeking $5.3 million plus interest. The Division of Public Utilities has suggested at least $2.3 million plus interest and the Committee of Consumer Services suggested that Questar Gas not be allowed to recover any processing costs. Questar Gas is awaiting a decision from the PSCU.

FERC Regulatory Items

In July the Federal Energy Regulatory Commission approved the Company's new "park and loan" service. The new service is expected to generate between $1 million and $1.5 million of revenues in the second half of 2002. In addition, the FERC approved a settlement proposed for Questar Southern Trails Pipeline that lowered the annual depreciation rate to 3% for that pipeline.

Moody's Reviews Possible Downgrade of Debt Ratings

Moody's review of Questar and some of its affiliated companies is still pending. On May 2, 2002, Moody's Investors Service placed the Company under review for a possible rating downgrade. Moody's also placed subsidiaries QMR, Questar Gas and Questar Pipeline under review. The review was prompted by Moody's concern over an increase of Questar's financial leverage following an acquisition in 2001, and the shift in business mix towards nonregulated businesses. Moody's review will assess Questar's plan to reduce its leverage and to manage increased business risk and commodity price exposure. Lower debt ratings would increase the Company's cost of debt. Unless ratings fall below investment grade, a downgrade would not materially affect the Company's growth strategy.

On July 1, 2002, Questar Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue common equity or mandatory convertible securities if necessary to achieve debt-reduction goals. Also, the Company has embarked on a plan to sell assets and use the proceeds to repay debt.

Business with Energy Merchants

Questar Pipeline has significant transportation and storage business with some energy merchants that have recently had their debt ratings downgraded. Questar Pipeline requests credit support from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts as of the date of this report. Questar Pipeline's largest contracts, after Questar Gas, are with Williams Energy Marketing and Trading with an annual reservation fee of $6.3 million for transportation and storage services and El Paso Resources with an annual reservation fee of $4.4 million for transportation services.

QMR has significant gas sales to energy merchants, some of which have recently had their debt ratings downgraded. All companies with such concerns were current on their accounts as of the date of this report. QMR requests credit support from all such companies it does business with in order to assess credit risks.

TransColorado Case

The trial involving the partners of TransColorado Gas Transmission Company began in April and concluded May 2, 2002. The legal issues are complex and trial preparation was costly. The Company expects to receive a decision during the third quarter of 2002. For more information refer to Item 1. Legal Proceedings in this Form 10-Q.

Receivable from XO Communications

XO Communications filed for bankruptcy. Questar through a subsidiary, Questar InfoComm (QIC), funded and constructed a portion of a fiber optic system that is being leased to a Utah subsidiary of XO Communications under a long-term arrangement. The local XO subsidiary has not filed for bankruptcy. QIC is closely monitoring the collection of lease receipts and has reviewed the steps it must take to protect its investment. The monthly lease rate is $206,000 and the current balance of QIC's investment is $8.5 million. The lease agreement expires in a little more than five years.

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

Hedging Policy

The Company has established policies and procedures for managing commodity price risks through the use of derivatives. The primary objectives of these energy price hedging transactions are to support the Company's earnings targets and to protect earnings from downward movements in commodity prices. The Company targets between 50% and 75% of the current year's proved-developed-producing production to be hedged at or above budget levels by the first of March in the current year. The Company will add incrementally to these hedges, to reach forward beyond the current year when price levels are attractive. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Company's Board of Directors. Additionally, under the terms of QMR's revolving credit facility, not more than 75% of the Market Resources' production quantities can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes.

Natural gas prices in the Rocky Mountain region have been depressed in 2002. The basis differential, the difference between Rockies prices and the benchmark Henry Hub (Louisiana) price, at times exceeded $2.00 per MMbtu in the second quarter of 2002, the widest differential in nearly a decade. This widening basis differential results from a combination of increased regional production, weak seasonal demand, and inadequate capacity in pipelines that transport Rockies gas out of the region. Rockies prices may remain depressed until regional demand increases and/or major new export pipelines are built. With the acquisition of SEI in 2001, and with increased investment in development of the Company's Pinedale Anticline acreage, a growing percentage of the Company's production is in the Rockies region.

Management attention is focused on improving Rockies netbacks by hedging when market price fluctuations provide the opportunity to do so. In addition, the Company may curtail production when prices are below levels necessary for profitability.

The Company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting loss or gain from the change in fair value of the hedged item. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income in the shareholder's equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately.

A derivative instrument qualifies as a hedge if all of the following tests are met:

- The item to be hedged exposes the Company to price risk.
- The derivative reduces the risk exposure and is designated as a hedge at the time the Company enters into the contract.

     -  At the inception of the hedge and throughout the hedge period there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are deferred and included in income in the same period that the underlying production or other contractual commitment is delivered. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is reclassified from other comprehensive income and recognized currently in the results of operations.

Energy-Price Risk Management

Natural gas and oil prices fluctuate in response to many factors including changes in supply and demand. QMR bears a majority of the risk associated with commodity price changes and uses energy-price hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements usually limit future gains from favorable price movements. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions.

QMR held energy-price hedging contracts covering the price exposure for about 89.6 million dth of gas and 2.1 million barrels of oil as June 30, 2002. A year earlier QMR hedging contracts covered 61.6 million dth of natural gas and 459,000 barrels of oil. QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of energy-price hedging contracts for the first half ended June 30, 2002, is below. The calculation is comprised of the valuation of financial and physical contracts.

	(In Thousands)

Net fair value of energy hedging contracts outstanding at December 31, 2001	$ 50,897
Contracts realized or otherwise settled	(27,532)
Decline in energy prices on futures markets	(20,254)

Net fair value of energy hedging contracts outstanding at June 30, 2002	$ 3,111

A vintaging of energy-price hedging financial and physical contracts as of June 30, 2002, is shown below. About 58% of those contracts will settle and be reclassified from other comprehensive amounts in the next 12 months.

	(In Thousands)

Maturity of contracts by June 30, 2003	$ 9,573
Maturity of contracts between July 1, 2003 and June 30, 2004	(3,923)
Maturity of contracts between July 1, 2004 and June 30, 2005	(2,524)
Maturity of contracts between July 1, 2005 and June 30, 2008	(15)

Net fair value of energy hedging contracts outstanding at June 30, 2002	$ 3,111

QMR's undiscounted mark-to-market valuation of financial gas and oil price-hedging contracts plus a sensitivity analysis follows:
	As of June 30,

	2002	2001

	(In Millions)

Mark-to-market valuation - asset (liability)	($5.8)	($4.3)
Value if market prices of gas and oil decline by 10%	22.1	3.6
Value if market prices of gas and oil increase by 10%	(33.7)	(12.1)

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

Interest-Rate Risk Management

As of June 30, 2002, QMR had $109.5 million of floating-rate long-term debt and $350 million of fixed-rate long-term debt. The book value of variable-rate long-term debt approximates fair value. Effective October 2001, the Company hedged $100 million of variable-rate debt by entering a fixed-rate interest swap for one year. The fair value of the interest rate hedge was a $253,000 liability at June 30, 2002.

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

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

Changes in general economic conditions;

Changes in gas and oil prices and supplies, competition, land-access and environmental issues;

Changes in rate-regulatory policies;

The regulation of the Wexpro settlement agreement;

The availability of gas and oil properties for sale or for exploration;

The creditworthiness of counterparties to hedging contracts;

The rate of inflation, interest rates and debt ratings;

The assumptions used in business combinations;

The weather and other natural phenomena;

The effect of any terrorist activities;

The effect of environmental regulation;

Changes in customers' credit ratings, including energy merchants;

Competition from other forms of energy, other pipelines and storage facilities;

The effect of accounting policies issued periodically by accounting standard-setting bodies;

The possible adverse repercussions from terrorist attacks or acts of war;

The adverse changes in the business or financial condition of the Company; and

As Questar diversifies into more unregulated business activities, its credit ratings may be affected.

PART II OTHER INFORMATION

       Item 1. Legal Proceedings.

       There are various legal proceedings pending against Questar Corporation ("Questar" or the "Company") and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Significant cases are discussed below:

               a.  KN TransColorado, Inc. v. Questar Corp., No. 00CV129 (Dist. Ct. Colo.). The trial court judge has not entered an order in the complex litigation involving the partners in TransColorado Gas Transmission Company ("TransColorado"). The trial ended May 2, 2002, and the parties to the litigation filed post-trial briefs on or about June 11, 2002. The case, which was originally filed in June of 2000 in a Colorado state district court located in Glenwood Springs, Colorado, involves the validity of a contractual right claimed by Questar TransColorado, Inc. ("QTC"), a direct subsidiary of Questar Pipeline Company ("Questar Pipeline") and a third-tier subsidiary of Questar, to put its 50 percent interest in the TransColorado pipeline project to KN TransColorado, Inc. ("KNTC"). KNTC, which is an affiliate of Kinder Morgan, Inc., is QTC's partner in the project.

In the claims and counterclaims filed in the case, each party sought damages in excess of $150 million. The Questar parties expect to receive the judge's order before the end of the third quarter.

               b.  Grynberg v. Questar Pipeline Co., No. 20010731-SC (Utah Sup. Ct.). The Utah Supreme Court has not set a hearing date for the appeal filed by Jack Grynberg, an independent producer, after a Utah state district court judge granted defendants' motion for summary judgment and dismissed the complaint. In this lawsuit, which was originally filed in September of 1999 in a Utah state district court, Grynberg claims that Questar Pipeline and other Questar affiliates including Questar Gas Management Company ("QGM") and Questar Energy Trading Company ("QET"), mismeasured gas volumes attributable to his working interest in specified wells located in southwestern Wyoming. The district court granted the motion for summary judgment filed by the Questar defendants in March of 2001. Grynberg is seeking damages of $27 million.

               c.  United States ex rel. Grynberg v. Questar Corp., Civil No. 99 MD 1604, Consolidated Case MDL No. 1293 (D. Wyo.). Questar, Questar Pipeline, QGM, and other named affiliates continue to be involved in joint defense group that is contesting numerous claims filed by Mr. Grynberg under the federal False Claims Act against pipelines and their affiliates. The case against the Questar defendants was originally filed under seal in Colorado's federal district court in June of 1997, and stayed under seal until the Department of Justice determined not to get involved. In May of 1999, the Questar defendants were officially served with the second amended complaint that was filed with the Colorado district court in February of 1998. The cases have been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement and undervaluation of gas volumes on which royalty payments are due the federal government. The complaint seeks treble damages and imposition of civil penalties, but specific damage amounts have not been claimed.

               The presiding judge, who previously denied the defendants' motion to dismiss, recently advised the parties of his intent to establish a scheduling order in the near future and asked the parties to submit recommendations to him.

               d. Questar Exploration and Production Company ("Questar E&P"), Wexpro Company ("Wexpro"), and QGM have each reached agreement with the Wyoming Department of Environmental Quality (the "DEQ") concerning notices of violation issued by the DEQ. The DEQ issued the notices as part of its program to require that all existing air emission facilities be registered and permitted. The agreements require each of the entities to pay a penalty and sign the necessary consent orders. Pursuant to the agreements, Questar E&P will pay $116,373, Wexpro will pay $62,750, and QGM will pay $88,328.

               e. Marjorie Laverne McIntosh Trust v. Questar Exploration and Production Co., No. CJ-02-22 (N. Dist. Ct. Okla.). On June 4, 2002, after the expiration of the formal appeal period, Questar E&P funded the settlement agreement that it had reached in a royalty class action case involving production from wells connected to a gas gathering system and related processing plants collectively known as the Northeast Enid Pipeline System, which is located in Oklahoma. The settlement agreement was formally approved on May 1, 2002.

               f. Price v. Gas Pipelines, No. 99 C 30 (Dist. Ct. Kan.). QET, QGM, Wexpro, Questar Gas Company ("Questar Gas"), and Questar Pipeline are among the 147 named defendants in this purported nation-wide class action case in which the named plaintiffs allege systematic mismeasurement of natural gas volumes from private and state lands and resulting underpayment of royalties. This case was originally filed in the Kansas district court in September of 1999, but was removed to federal district court and consolidated with the Grynberg cases mentioned above in Wyoming's federal district court. It was subsequently transferred back to Kansas. The plaintiffs have not set forth specific dollar amounts in damages.

               The defendants filed motions to dismiss and those motions were argued on November 29, 2001. The court has not issued any rulings. In addition, certain defendants, including the Questar defendants, have filed motions to dismiss the pending action for lack of personal jurisdiction; such motions are set for oral argument on August 29, 2002. Class certification briefing will begin on September 3, 2002.

               g. Bishop v. Questar Gas Management Co., No. 01-376 (Dist. Ct. Wyo.) and Bishop v. Questar Gas Co., No. 01-375 (D. Wyo.). These cases, which were filed in June of 2001, are similar to other cases filed against producers in Wyoming and involve claims of underpaid and misreported royalties. Specifically, the plaintiffs claim that Wexpro and Questar E&P valued gas production at the lease instead of downstream points when calculating royalties. The plaintiffs intend to seek up to $15 million in damages plus attorney fees. Wexpro and Questar E&P dispute the claims and will vigorously defend against them.

               h.  The Company and its subsidiaries continue to be involved in actions involving local and federal environmental enforcement agencies (in addition to the DEQ actions described above) and allegations of "hazardous waste" problems.

               The Company continues to monitor the Wasatch Chemical property in Salt Lake City, which is still included on the national priorities list, commonly known as the "Superfund" list. The Wasatch Chemical property was the location of chemical and mixing operations and is the subject of a 1992 consent order. Test results indicate that remediation has significantly reduced contaminants and Questar expects that the Environmental Protection Agency, as the agency responsible for monitoring the Company's activities at the Wasatch Chemical property, will agree to allow the company to reduce the scope of its activities on the property in 2003.

               In addition to the Wasatch Chemical site, Questar and its subsidiaries are "responsible parties" at the following sites: Questar Gas's Operations Center in Salt Lake City, the Leroy Well 11 in Uinta County, Wyoming, and the Hutchinson A No. 1 Well in the Elm Grove Field located in Caddo Parish, Louisiana. The Company's costs in these proceedings have not had a significant effect on results of operations or financial position. The Company's management believes that its involvement in these proceedings will not adversely affect its results of operations or financial position.

       Item 4. Submission of Matters to a Vote of Security Holders.

               The Company held its annual meeting of stockholders on May 21, 2002. The following individuals were elected at the meeting to serve three-year terms: Patrick J. Early, L. Richard Flury, James A. Harmon, and D. N. Rose. There was no solicitation in opposition to the nominees. The following is a tabulation of votes for the individual nominees elected at the meeting:

Name	Votes For	Votes Withheld

Patrick J. Early	73,822.063	1,834,856
L. Richard Flury	74,064,252	1,592,667
James A. Harmon	74,175,742	1,481,177
D. N. Rose	74,159,030	1,497,889

       The Company's directors are divided into three classes. Other directors, whose terms extend after the annual meeting, include Teresa Beck, R. D. Cash, W. W. Hawkins, Robert E. Kadlec, Gary G. Michael, Gary L. Nordloh, Scott S. Parker, Keith O. Rattie, D. N. Rose, and Harris H. Simmons. See Item 5 b. below for additional information concerning Mr. Parker. Dixie L. Leavitt reached the retirement age specified in the Company's policy on service and assumed senior director status in May of 2002.

       Item 5. Other Information.

                 a.   Mr. L. Richard Flury, the Company's newest director, was appointed to serve as a member of the Finance and Audit Committee of the Board of Directors on May 21, 2002. As of July 1, 2002, other members of the Finance and Audit Committee include Gary G. Michael (Chairman), Teresa Beck, James A. Harmon, Robert E. Kadlec, and Harris H. Simmons. (This list reflects the retirement of Dixie L. Leavitt and the resignation of Scott S. Parker.)

                 b.   Scott S. Parker, age 67, resigned as a director of the Company effective July 1, 2002. Mr. Parker, the former President of Intermountain Health Care, Inc., resigned to accept a full-time leadership position with his church. He had served as a director since October 23, 1997.

The Board of Directors has not named anyone to fill the vacancy left by Mr. Parker's resignation.

                 c.   Gary L. Nordloh, the Company's Executive Vice President with responsibility for the Market Resources unit, plans to retire effective October 31, 2002, after he turns age 55. Mr. Nordloh will resign as the President and Chief Executive Officer of Questar Market Resources, Inc., and each entity within it as of such date. He will also resign as a director of the Company. He has 18 years of service with the Company's Market Resources group and has served as President and CEO of the primary entities within the group since May of 1991.

                 Charles B. Stanley, age 43, has been appointed to serve as President and Chief Executive Officer of the Market Resources entities effective November 1, 2002. He joined the Company effective January 31, 2002, and currently serves as Executive Vice President and Chief Operating Officer for the Market Resources group. Mr. Stanley has previously served in key management positions with Coastal Corporation and El Paso Corporation, most recently as President and Chief Executive Officer of El Paso Oil and Gas Canada, Inc. (2000 to January 2002).

                 d.   The Company filed a shelf registration statement with the Securities and Exchange Commission on July 1, 2002. The Commission staff reviewed this document and the periodic reports of the Company and its reporting subsidiaries. As a result of this review process, the Company is making the following statements and disclosures that should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Significant Customers.

                Questar Gas, in addition to serving over 729,000 residential and commercial customers, has several large transportation customers, including Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County, the Geneva Steel manufacturing plant and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City. During 2001, these customers contributed $2.8 million of the $7.2 million revenues received by Questar Gas for transportation volumes. For the first six months of 2002, these customers contributed $1.1 million of the $3.6 million revenues received by Questar Gas for transportation volumes.

Joint Venture Relationships.
Questar itself does not have significant joint venture relationships. Questar Market Resources, Inc. ("QMR"), through its subsidiaries and Questar Pipeline, is involved in joint venture activities.

                QGM, a direct subsidiary of QMR, is one of two equal members in Rendezvous Gas Services, LLC, which is a joint venture organized to develop and operate new gathering and compression facilities in the Hoback Basin on southwestern Wyoming. Western Gas Resources is the other member. The Hoback Basin includes the Pinedale Anticline area in which Questar E&P and Wexpro have developed reserves as well as producing areas south of Pinedale. Rendezvous plans to deliver gas volumes from this area for processing and blending to the Blacks Fork plant in which QGM has a 50 percent interest, and to the Granger plant owned by an affiliate of Western Gas.

As noted above, QGM has a 50 percent interest in the Blacks Fork plant. A subsidiary of El Paso Corporation owns the remaining 50 percent interest in the plant.

                QET, a direct subsidiary of QMR that is involved in energy marketing activities, has a 75 percent interest in the Clear Creek storage facility located in southwestern Wyoming. EnCana Corporation owns the remaining 25 percent. The operations of Clear Creek are consolidated with QET for financial reporting purposes. QET, in April of 2002, announced that it entered into a gas storage optimization agreement with Aquila Merchant Services, Inc., a subsidiary of Aquila Corporation, to manage commercial activities related to QET's contract for storage at the Clay Basin facility. The parties are discussing termination of the contract. Neither the Blacks Fork partnership nor the Aquila agreement is a material contract to QMR.

                As previously mentioned under Item 1., Questar Pipeline's subsidiary QTC is a 50 percent partner in TransColorado. This partnership was originally formed in 1990 to build and operate the TransColorado pipeline that commenced operations March 31, 1999. (The partnership agreement was subsequently amended in 1995 and 1997.) This pipeline extends from a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico. The partnership document does not constitute a material contract for Questar.

                Questar Pipeline also has a 90 percent interest in and is the operating partner of Overthrust Pipeline Company ("Overthrust"), a general partnership that was organized in 1979 to construct, own and operate the Overthrust segment of Trailblazer Pipeline System ("Trailblazer"). The 88-mile Overthrust segment is the western-most of Trailblazer's three segments; Trailblazer itself is an 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The remaining 10 percent is owned by an affiliate of El Paso Corporation. The partnership document does not constitute a material contract for Questar.

Farm Out Activities.

                QMR, as part of its strategy to emphasize low-cost development drilling, will frequently "farm out" the right to drill wells on identified leasehold acreage. A farm out is an agreement commonly used in the oil and gas industry that grants another entity the right to earn a specified ownership percentage in exchange for taking the risk and developing the leasehold acreage. The percentage of ownership ranges from 50 to 100 percent depending on the commercial success of the project.

Reserves.
QMR's reserves do not include any reserves owned by third parties, even if the third parties acquired such reserves as a result of a farm out. QMR's reserves are reported on a net ownership position.

                Questar has consistently separated its disclosure of reserves owned by QMR and cost-of-service reserves developed by Wexpro. QMR does not include the cost-of-service reserves associated with properties operated by Wexpro in its reserve disclosures because Wexpro does not own such reserves. These cost of service reserves are disclosed in Note 14 to Questar's Annual Report on Form 10-K for the year ended December 31, 2001.

                Reserves reported by QMR do not include any reserves attributable to third party royalty interests. Reserves are calculated and reported based on net revenue interests and include royalty interests owned by QMR. A royalty interest is held by the lessor that leases acreage in return for a specified percentage of the value of production from the acreage. QMR generally sells the royalty owner's share of production volumes, but does not own the reserves attributable to the royalty owner's interest.

Working Interest, Pinedale.

                As previously reported, QMR through Questar E&P and Wexpro, have an average of 60 percent working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline. The working interest ownership within the area varies in the range of 56% to 90%. QMR's 60 percent working interest is equal to a 47 percent net revenue interest.

Cost of Service Definition.

                Wexpro conducts gas and oil development and production activities on certain producing properties located in the Rocky Mountain region under the terms of a settlement agreement. (The terms of the settlement agreement are described in Note 11 to the Notes to Consolidated Financial Statements under Item 14 of the Company's 2001 Annual Report on Form 10-K). The gas is often referred to as "cost of service." This term refers to Wexpro's legal entitlement to reimbursement of its costs and approved return on investment for operating the properties. Such gas volumes are reflected in Questar Gas's rates at cost-of-service prices, rather than market prices.

Competition and Favorable Price Advantage.

                Questar Gas continues to enjoy a favorable price comparison with other energy sources used by or available to residential and commercial customers. Energy sources available to these customers include oil, coal, propane, and wood. This historic price advantage has permitted it to retain 90-95 percent of the residential space and water heating markets in its service area and to have close to 100 percent of the space heating and water heating offered to new homes within its service area that are connected to its system.

Operating Expenses.

                As previously reported (See "Operating Expenses" discussion under "Results of Operations," in Item 7. Management's Discussion and Analysis, of the Company's 2001 Annual Report on Form 10-K), QMR's expenses increased 34 percent in 2000 compared with 1999. One factor responsible for this increase was the settlement of a significant lawsuit disclosed in Item 3. Legal Proceedings, of the Company's 2000 Annual Report on Form 10-K. Pursuant to the terms of a settlement agreement in the lawsuit, Bridenstine v. Kaiser-Francis Oil Company, Questar E&P and an unrelated party paid $22.5 million, with Questar E&P's portion being $16.5 million. The lawsuit was a class action lawsuit involving allegations that excessive transportation charges had been deducted from royalty payments.

Interest and Other Income.

                Gains from selling non-strategic properties, those properties not considered a part of our primary business plan, amounted to a $21.8 million pretax gain in 2001 ($13.5 million after tax). QMR accounted for $13.9 million of these gains with $10.6 million attributable to the sale of oil and gas properties, primarily in Oklahoma and Texas. Questar Regulated Services had pretax gains of $5.3 million, $2.8 million of which resulted from the sale of surplus real estate. The Company constantly attempts to increase the efficiency of its investments by selling assets that do not generate a sufficient return on investment, are inefficient to operate, or are judged to be not necessary to support current operations or future growth.

Market Resources, Exploration and Production.
For 2002, QMR has established a 19 well drilling plan on its Pinedale Anticline in southwestern Wyoming. This program will employ 4 contractor-operated drilling rigs.

                In connection with development of its Shenandoah Energy, Inc. acreage in the Uinta Basin of eastern Utah, QMR has identified more than 250 developmental drilling locations, based on a 40-acre well spacing program. QMR expects to drill about 100 wells during 2002, using 4 company-owned drilling rigs.

                For 2002, QMR's capital expenditure forecast totals $190 million. Included in this forecast is $143 million for development drilling and $27 million for expansion of gas gathering capacity. Less than $3 million has been allocated to exploration activities.

Other Regulatory Assets.

                Gains and losses on the reacquisition of debt by rate-regulated affiliates are deferred and amortized as debt expense over the would-be remaining life of the retired debt or the life of the replacement debt in order to match regulatory treatment. The cost of the early retirement windows offered to employees of rate-regulated subsidiaries is capitalized and amortized over a five-year period in accordance with regulatory treatment. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. Production taxes on cost-of-service production are accrued when the gas is produced and recovered from customers when taxes are paid. The regulated entities recover costs but do not receive a return on these assets. A list of regulatory assets at December 31 follows:

	2001	2000

	(In Thousands)

Cost of reacquired debt	$15,955	$11,700
Early retirement costs	11,435	14,798
Income taxes recoverable from customers	5,557	6,903
Deferred production taxes	4,328	3,166
Other	709	1,079

	$37,984	$37,646

Employee Pension Expense Assumptions.

                The liability discount rate for determining present value of future pension liability is based on the yield on long-term high quality bonds in effect at the end of each year. The year-end yield on AA/AAA bond index is provided to Questar by its consulting pension actuaries each year, subject to approval by the Company's outside auditors. The indicated discount rate will be reviewed again at the end of 2002, but are advised by our actuaries that if the rate were to be reset today, no change would be indicated based on current market conditions.

                Questar's estimate of the long-term expected return on assets is based on data provided periodically by our pension asset consultant which indicates historical and projected returns on the major pension asset class and which is weighted to reflect Questar's policy for allocation of benefit plan assets between the various investment type classes. Questar's actuarial consultants also provide Questar with data regarding the range of return assumptions being employed by a universe of benefit plans which they periodically survey. Based on asset class return projections recently provided by our consultants, Questar's expected return on assets would likely decline from the 9.0% currently assumed to a return in the 7-8% range. The next formal return assumption determination will be made by Questar in early 2003 for use in establishing 2003 pension expense and will be based on market conditions and consultant recommendations at that time.

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits have been filed as part of this report.

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of Keith O. Rattie and S. E. Parks

b. Questar did not file any Current Reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION (Registrant)

August 14, 2002	/s/ Keith O. Rattie

Keith O. Rattie President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of Keith O. Rattie and S. E. Parks

Exhibit 12
Questar Corporation and Subsidiaries
Ratio of Earnings to Fixed Charges
(Unaudited)
	12 Months Ended
	June 30,

	2002	2001

Earnings

Income before income taxes and cumulative effect of
accounting change	$221,934	$263,354
Plus debt expense	75,309	61,590
Plus allowance for borrowed funds used during construction
and capitalized interest	3,308	4,118
Plus interest portion of rental expense	2,435	2,583
Plus minority interest in income	1,025	1,115
Less income from less than 50% owned affiliated companies	(357)	(640)
Plus distributions from less than 50% owned affiliated
companies	410	424

	$304,064	$332,544

Fixed Charges

Debt expense	$75,309	$61,590
Plus allowance for borrowed funds used during construction
and capitalized interest	3,308	4,118
Plus interest portion of rental expense	2,435	2,583

	$81,052	$68,291

Ratio of Earnings to Fixed Charges	3.75	4.87

For purposes of this presentation, earnings represent income before income taxes and cumulative effect of accounting change adjusted for fixed charges, equity in minority interest and cash earnings of less than 50% owned affiliates. Fixed charges consist of total interest charges (expensed and capitalized), amortization of debt issuance costs, and the interest portion of rental expense estimated at 50%. Income before income taxes and a cumulative effect includes Questar's share of pretax earnings of unconsolidated affiliates where Questar's ownership is 50% or more. Distributions from less than 50% owned affiliates are included in the calculation, while earnings from these same enterprises are excluded.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Keith O. Rattie, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR CORPORATION

August 14, 2002	/s/ Keith O. Rattie

Keith O. Rattie President and Chief Executive Officer

August 14, 2002	/s/ S. E. Parks

S. E. Parks Senior Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.