Form 10-Q
period 2002-09-30
QUESTAR CORP
filed 2002-11-15
CIK 751652

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON NOVEMBER 15, 2002 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-8796

QUESTAR CORPORATION

(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0407509 (IRS Employer Identification Number)

P.O. Box 45433 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0433 (Zip code)

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002

Common Stock, without par value	81,912,187 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands, Except Per Share Amounts)
REVENUES
Questar Market Resources	$ 108,877	$ 130,619	$ 357,580	$ 513,541	$ 489,906	$ 733,018
Questar Regulated Services
Natural gas distribution	59,347	72,120	402,309	490,918	612,541	698,135
Natural gas transmission	18,015	12,754	44,855	35,848	58,409	47,993
Other	770	1,134	2,553	3,465	3,691	4,666
Corporate and other operations	3,661	8,515	10,520	29,146	19,702	40,898

TOTAL REVENUES	190,670	225,142	817,817	1,072,918	1,184,249	1,524,710

OPERATING EXPENSES
Cost of natural gas and other products sold	17,328	61,385	243,414	512,567	405,858	752,382
Operating and maintenance	67,368	66,348	206,523	189,178	287,700	265,087
Depreciation, depletion and amortization	46,953	36,499	136,723	108,552	179,906	143,352
Exploration	1,102	1,117	4,983	4,017	7,952	7,058
Abandonment and impairment of gas
and oil properties	1,411	1,489	2,466	4,084	3,553	4,150
Production and other taxes	10,329	11,259	33,933	48,040	41,878	61,648

TOTAL OPERATING EXPENSES	144,491	178,097	628,042	866,438	926,847	1,233,677

OPERATING INCOME	46,179	47,045	189,775	206,480	257,402	291,033

Interest and other income	1,329	2,577	17,894	21,503	31,689	25,999
Minority interest	4	457	301	1,454	572	1,870
Earnings (loss) from unconsolidated affiliates	6,328	367	10,090	(725)	10,974	419
Debt expense	(20,488)	(17,091)	(60,886)	(47,013)	(78,706)	(62,668)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	33,352	33,355	157,174	181,699	221,931	256,653
Income taxes	9,995	11,513	54,294	66,094	76,470	90,700

INCOME BEFORE CUMULATIVE
EFFECT	23,357	21,842	102,880	115,605	145,461	165,953
Cumulative effect of change in accounting for
goodwill, net of $2,010 attributed to
minority interest			(15,297)		(15,297)

NET INCOME	$ 23,357	$ 21,842	$ 87,583	$ 115,605	$ 130,164	$ 165,953

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect	$ 0.28	$ 0.27	$ 1.26	$ 1.43	$ 1.78	$ 2.06
Cumulative effect			(0.19)		(0.19)

Net income	$ 0.28	$ 0.27	$ 1.07	$ 1.43	$ 1.59	$ 2.06

Average basic common shares outstanding	81,842	81,270	81,728	80,974	81,631	80,559

DILUTED EARNINGS PER COMMON SHARE
-2-
Income before cumulative effect	$ 0.28	$ 0.27	$ 1.25	$ 1.42	$ 1.77	$ 2.04
Cumulative effect			(0.19)		(0.19)

NET INCOME	$ 0.28	$ 0.27	$ 1.06	$ 1.42	$ 1.58	$ 2.04

Average diluted common shares outstanding	82,398	81,600	82,487	81,605	82,320	81,307

Dividends per common share	$ 0.18	$ 0.175	$ 0.54	$ 0.525	$ 0.72	$ 0.70
See notes accompanying the consolidated financial statements

-3-

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,		December 31,
	2002	2001	2001
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 5,222	$ -	$ 11,300
Accounts receivable	95,016	107,602	209,050
Fair value of hedging contracts	8,828	46,490	55,593
Inventories, at lower of average cost or market
Gas and oil storage	32,526	51,404	37,055
Materials and supplies	10,612	11,043	12,073
Purchased-gas adjustments		42,934	8,296
Prepaid expenses and other	11,118	14,475	16,136
Deferred income taxes - current	845

Total current assets	164,167	273,948	349,503

Property, plant and equipment	4,248,504	3,924,202	4,089,407
Less accumulated depreciation, depletion
and amortization	1,593,793	1,486,754	1,524,309

Net property, plant and equipment	2,654,711	2,437,448	2,565,098

Investment in unconsolidated affiliates	151,586	38,203	144,928
Securities available for sale	529	11,977	13,623
Goodwill	72,702	91,663	90,927
Regulatory and other assets	55,688	74,735	76,955

	$ 3,099,383	$ 2,927,974	$ 3,241,034

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Checks outstanding in excess of cash balance	$ -	$ 13,828	$ -
Short-term loans	221,505	465,783	530,246
Accounts payable and accrued expenses	194,909	186,241	246,037
Fair value of hedging contracts	18,895	5,248	5,323
Purchased-gas adjustments	2,223
Deferred income taxes - current		16,315	3,153
Current portion of long-term debt	18,831	8	1,705

Total current liabilities	456,363	687,423	786,464

Long-term debt, less current portion	1,178,440	857,137	997,423
Other liabilities	26,987	22,549	27,286
Deferred income taxes and investment tax credits	330,266	298,697	329,275
Minority interest	10,005	19,292	19,805
Common shareholders' equity
Common stock	294,427	279,801	282,297
Retained earnings	815,848	744,492	772,408
Cumulative other comprehensive income (loss)	(12,953)	18,583	26,076

Total common shareholders' equity	1,097,322	1,042,876	1,080,781

	$ 3,099,383	$ 2,927,974	$ 3,241,034

See notes accompanying the consolidated financial statements
-4-

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended
	September 30,
	2002	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 87,583	$ 115,605
Depreciation, depletion and amortization	143,875	105,469
Deferred income taxes and investment tax credits	20,944	21,566
Abandonment and impairment of gas
and oil properties	2,466	4,084
(Earnings) loss from unconsolidated affiliates,
net of cash distributions, and minority interest	4,188	(328)
Gain from selling properties and securities	(6,517)	(11,957)
Impairment of securities available for sale	530	1,473
Cumulative effect of accounting change	15,297

	268,366	235,912
Changes in operating assets and liabilities	96,556	26,704

NET CASH PROVIDED FROM OPERATING ACTIVITIES	364,922	262,616

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(245,192)	(281,005)
Acquisitions		(413,823)
Other investments	(11,148)	(4,700)

Total capital expenditures	(256,340)	(699,528)
Proceeds from the disposition of property, plant and equipment	18,222	38,141
Proceeds from the sales of securities and other	9,113	574

NET CASH USED IN INVESTING ACTIVITIES	(229,005)	(660,813)

FINANCING ACTIVITIES
Issuance of common stock	7,291	23,618
Common stock repurchased	(1,254)	(12,447)
Issuance of long-term debt	325,000	501,501
Repayment of long-term debt	(127,039)	(356,615)
Change in short-term loans	(308,741)	256,644
Decrease in cash held in escrow account	6,838	5,177
Checks outstanding in excess of cash balances		13,828
Payment of dividends	(44,143)	(42,528)
Other	52	(264)

NET CASH (USED IN ) PROVIDED FROM FINANCING ACTIVITIES	(141,996)	388,914
Foreign currency translation adjustment	1	(133)

Change in cash and cash equivalents	(6,078)	(9,416)
Beginning cash and cash equivalents	11,300	9,416

Ending cash and cash equivalents	$ 5,222	$ -

See notes accompanying the consolidated financial statements
-5-

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the gas distribution business, the results of operations for the three-, nine- and twelve-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The impact of abnormal weather on gas distribution earnings during the heating season is partially reduced by the operation of a weather-normalization adjustment. While the transportation and storage operations of the gas transportation business are influenced by weather conditions, the straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charges, reduces the earnings impact of weather conditions. For further information please refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - New Accounting Standards

Cumulative Effect of Accounting Change - "Goodwill and Other Intangible Assets"

Statement of Financial Accounting Standards 142 (SFAS 142) "Goodwill and Other Intangible Assets" was issued in June 2001. SFAS 142 addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. The Company adopted the provisions of SFAS 142 as of January 1, 2002 and performed an initial test that indicated an impairment of the goodwill acquired by Consonus. As a result, the Company wrote off $17.3 million of goodwill, of which, $15.3 million ($.19 per diluted common share) was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2.0 million was attributed to minority shareholders. Consonus is a data hosting and internet services subsidiary in which Questar InfoComm owns 89%. Goodwill has declined in value because of the sharp downturn in the information-technology sector. Consonus recorded $1.7 million of goodwill amortization in 2001 that will not be repeated in future years. The yearly goodwill impairment test required by SFAS 142 will be conducted in the fourth quarter.

The following table shows net income excluding amortization of goodwill. Amortization of goodwill was not deductible for income tax purposes.
	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)

Income before cumulative effect	$ 23,357	$ 21,842	$ 102,880	$ 115,605	$ 145,461	$ 165,953
Add goodwill amortization
deducted in prior periods		556		1,669	555	2,608
Cumulative effect of change in
accounting for goodwill, net of $2,010
attributed to minority interest			(15,297)		(15,297)

Pro forma net income	$ 23,357	$ 22,398	$ 87,583	$ 117,274	$ 130,719	$ 168,561

-6-

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands, Except Per Share Amounts)
Basic earnings per common share
Income before cumulative effect	$0.28	$0.27	$1.26	$1.43	$1.78	$2.06
Add back goodwill amortization		.01		.02	.01	.03
Cumulative effect			(.19)		(.19)
Pro forma net income	$0.28	$0.28	$1.07	$1.45	$1.60	$2.09

Basic shares outstanding	81,842	81,270	81,728	80,974	81,631	80,559

Diluted earnings per common share
Income before cumulative effect	$0.28	$0.27	$1.25	$1.42	$1.77	$2.04
Add back goodwill amortization		.01		.02	.01	.03
Cumulative effect			(.19)		(.19)

Pro forma net income	$0.28	$0.28	$1.06	$1.44	$1.59	$2.07

Diluted shares outstanding	82,398	81,600	82,487	81,605	82,320	81,307

The Company acquired all goodwill reported on its December 31, 2001 balance sheet through purchases of businesses. In 2001, the Company acquired $73 million of goodwill in two business combinations and no impairment was indicated as a result of the initial test. The remaining goodwill balance was acquired in 2000 and 1999. The balance in goodwill in each line of business at December 31, 2001 and September 30, 2002 is listed below:

		Questar	Questar	Corporate
		Market	Regulated	and Other
	Consolidated	Resources	Services	Operations

	(In Thousands)

Balance at December 31, 2001	$90,927	$66,823	$5,876	$18,228
Goodwill attributed to assets sold	(921)			(921)
Impaired goodwill identified in initial SFAS 142 test	(17,307)			(17,307)
Adjustment of allocation	3		3

Balance at September 30, 2002	$72,702	$66,823	$5,879	$ -

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

-7-
Note 3 - Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from exercising stock options.

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)
Average basic common shares
Outstanding	81,842	81,270	81,728	80,974	81,631	80,559
Potential number of shares issuable
Under stock option plans	556	330	759	631	689	748

Average diluted common shares
Outstanding	82,398	81,600	82,487	81,605	82,320	81,307

Note 4 - Operations by Line of Business

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)
REVENUES FROM UNAFFILIATED
CUSTOMERS
Questar Market Resources	$ 108,877	$ 130,619	$ 357,580	$ 513,541	$ 489,906	$ 733,018
Questar Regulated Services
Natural gas distribution	59,347	72,120	402,309	490,918	612,541	698,135
Natural gas transmission	18,015	12,754	44,855	35,848	58,409	47,993
Other	770	1,134	2,553	3,465	3,691	4,666

Total Regulated Services	78,132	86,008	449,717	530,231	674,641	750,794
Corporate and other operations	3,661	8,515	10,520	29,146	19,702	40,898

	$ 190,670	$ 225,142	$ 817,817	$1,072,918	$1,184,249	$1,524,710

REVENUES FROM AFFILIATED
COMPANIES
Questar Market Resources	$ 24,807	$ 22,720	$ 81,717	$ 75,386	$ 106,861	$ 103,597
Questar Regulated Services
Natural gas distribution	145	578	1,243	2,614	1,592	3,913
Natural gas transmission	18,317	17,710	58,198	56,563	77,126	76,042
Other	422	422	1,236	1,153	1,546	1,229
Corporate and other operations	7,669	6,655	22,803	22,881	29,366	31,602

	$ 51,360	$ 48,085	$ 165,197	$ 158,597	$ 216,491	$ 216,383

OPERATING INCOME (LOSS)
Questar Market Resources	$ 30,565	$ 42,465	$ 97,226	$ 130,308	$ 126,259	$ 172,230
Questar Regulated Services
Natural gas distribution	(3,908)	(8,903)	39,209	34,418	63,173	62,937
Natural gas transmission	17,176	14,052	47,884	43,992	63,214	57,387
-8-

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

	(In Thousands)

Other	(144)	(79)	(333)	41	(457)	41

Total Regulated Services	13,124	5,070	86,760	78,451	125,930	120,365
Corporate and other operations	2,490	(490)	5,789	(2,279)	5,213	(1,562)

OPERATING INCOME	$ 46,179	$ 47,045	$ 189,775	$ 206,480	$ 257,402	$ 291,033

NET INCOME (LOSS)
Questar Market Resources	$ 16,000	$ 23,051	$ 56,419	$ 82,030	$ 75,523	$ 108,168
Questar Regulated Services
Natural gas distribution	(4,667)	(7,827)	15,990	13,365	28,498	28,032
Natural gas transmission	8,842	7,193	24,128	21,701	32,168	30,760
Other	(211)	703	99	1,075	1,855	1,179

Total Regulated Services	3,964	69	40,217	36,141	62,521	59,971
Corporate and other operations	3,393	(1,278)	6,244	(2,566)	7,417	(2,186)

Income before cumulative effect of
Accounting change	23,357	21,842	102,880	115,605	145,461	165,953
Cumulative effect			(15,297)		(15,297)

NET INCOME	$ 23,357	$ 21,842	$ 87,583	$ 115,605	$ 130,164	$ 165,953

Note 5 - Financing

On July 1, 2002, Questar Corporation filed a shelf registration with the Securities and Exchange Commission (SEC) to issue up to $400 million of common equity or debt convertible into common stock. While it is the Company's intention to issue no more than $200 million in securities initially, the filing was made for an amount to register both the convertible debt that could be issued and the subsequent common stock that would be issued in a convertible debt offering. Currently there are no plans to issue securities under this shelf registration.

On January 16, 2002, Questar Market Resources, Inc. (QMR) issued $200 million of notes in a private placement to finance its short-term debt following the 2001 acquisition of Shenandoah Energy, Inc. The notes mature in five years and have a coupon rate of 7%. Subsequently, the private placement notes were registered with the SEC and exchange notes with the same terms were issued in April 2002.

Note 6 - Sale of Canadian Properties

On October 21, 2002, QMR sold its Canadian exploration and production subsidiary to EnerMark Inc., a subsidiary of Calgary-based Enerplus Resources Fund. Total consideration for 100% of the shares and retirement of associated debt was $US 105.6 million, subject to a one-time post-close adjustment in December 2002 to reflect changes, if any, in the Celsius Energy Resources, Ltd. (CERL) working capital balance as of the July 31, 2002 effective date of the transaction. CERL earned net income for the nine months ended September 30, 2002 of $US 1.5 million and had total assets of $US 80 million at September 30, 2002. CERL's daily gas production of 28 million cubic feet equivalent represents approximately 10% of QMR's current nonregulated production. At year-end 2001, CERL had 81.8 billion cubic feet equivalent (Bcfe) of natural gas and oil reserves, representing about 7% of QMR's nonregulated reserves. QMR will use the proceeds from the sale to repay debt.

-9-

Note 7 - Sale of TransColorado

On October 20, 2002 Questar Pipeline sold Questar TransColorado, Inc., the holding company owning Questar's interest in the TransColorado pipeline to Kinder Morgan, Inc. and affiliates for $105.5 million. The sale was effective October 1, 2002, subject to normal review by the Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust legislation. Affiliates of Questar and Kinder Morgan were co-owners of the TransColorado pipeline that extended from northwestern Colorado to northern New Mexico. Questar TransColorado exercised a contractual right (put) in 2001 to sell its 50% interest to an affiliate of Kinder Morgan. Following lengthy legal proceedings, a Colorado court issued a judgment upholding Questar's right to exercise the put. The proceeds from the sale are being held in escrow pending the outcome of the FTC review and when released will be used to retire debt at Questar Pipeline.

Note 8 - Partnership Interest Acquisition

On October 30, 2002, Questar Overthrust Pipeline Co., an affiliate of Questar Pipeline, acquired the final 10% partnership interest in the Overthrust Pipeline Company from an El Paso affiliate, CIG Overthrust Inc. The $1.8 million transaction gives Questar, through two affiliates, 100% interest in the 88-mile line, which runs from Evanston, Wyoming to Rock Springs, Wyoming. The Overthrust pipeline was initially constructed as the westernmost leg of the 800-mile Trailblazer pipeline that continues to Beatrice, Nebraska. In the first quarter of 2002, Questar Pipeline had acquired an additional 18% interest in the Overthrust pipeline from Natural Gas Pipeline, an affiliate of Kinder Morgan.

Note 9 - Investment in Unconsolidated Affiliates

Questar, indirectly through subsidiaries, has interests in businesses accounted for on the equity basis. Questar uses the equity method to account for investments in affiliates in which it does not have control. As of September 30, 2002, these affiliates did not have debt obligations with third-party lenders. The principal business activities, form of organization and percentage ownership are as follows: Canyon Creek Compression Co., a general partnership, (15%); Blacks Fork Gas Processing Co., a general partnership, (50%); and Rendezvous Gas Services LLC, a limited liability corporation, (50%); are engaged in processing and/or gathering natural gas. Overthrust Pipeline Co., a general partnership, (90%); and Questar TransColorado (a subsidiary of Questar Pipeline) owns 50% of TransColorado Pipeline, a general partnership, are in the gas transportation business. As previously discussed in Notes 7 and 8, beginning with the fourth quarter of 2002 the relationships with Overthrust Pipeline and TransColorado will change. Prior to October 2002, Questar Pipeline did not have a controlling interest in Overthrust Pipeline Co. because the approval of the other partner was required for significant partnership decisions.

Summarized gross operating results of the businesses follow.
	9 Months Ended
	September 30,
	2002	2001

	(In Thousands)
Transportation
Revenues	$ 24,992	$ 11,850
Operating income (loss)	14,732	(1,049)
Income (loss) before income taxes	14,791	(9,546)

Gas gathering and processing
Revenues	$ 16,996	$ 19,899
Operating income	5,438	1,709
Income before income taxes	5,492	1,957

-10-

Note 10 - Comprehensive Income

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(In Thousands)

Net income	$ 23,357	$ 21,842	$ 87,583	$ 115,605
Other comprehensive income
Unrealized income (loss) on hedging transactions	(11,965)	27,741	(57,824)	30,769
Unrealized gain (loss) on securities
available for sale	314	(7,736)	(5,242)	(19,571)
Foreign currency translation adjustment	(2,126)	(1,953)	113	(2,391)

Other comprehensive income (loss) before
income taxes	(13,777)	18,052	(62,953)	8,807
Income taxes on other comprehensive income (loss)	(5,763)	6,462	(23,924)	2,811

Net other comprehensive income (loss)	(8,014)	11,590	(39,029)	5,996

Total comprehensive income	$ 15,343	$ 33,432	$ 48,554	$ 121,601

Note 11 - Securities Available for Sale

The cost, gross unrealized gains, gross unrealized losses, and fair value of the Company's investments in equity securities available for sale are shown below. The Company sold securities in the first nine months of 2002 and realized a pretax gain of $.7 million. The proceeds from the sales amounted to $8.4 million and were used to reduce debt. The Company wrote off a $.5 million investment in a security available for sale when the underlying business ceased operations in the first quarter of 2002. The Company recorded a $1.5 million impairment in 2001. There were no sales of securities available for sale in the first nine months of 2001. Gain and loss from sale is determined on an average cost basis.

	September 30,		December 31,
	2002	2001	2001

	(In Thousands)

Cost	$ 529	$ 9,167	$ 8,381
Gross unrealized gain		3,464	5,242
Gross unrealized loss		(654)

Fair value at end of period	$ 529	$ 11,977	$ 13,623

Note 12 - Reclassifications

Certain reclassifications were made to the 2001 financial statements to conform with the 2002 presentation.

-11-
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002 (Unaudited)

Results of Operations

Questar Market Resources

Questar Market Resources (QMR or the Company) through its subsidiaries conducts gas and oil exploration, development and production, gas gathering and processing, and energy marketing operations. Wexpro, a subsidiary of QMR, conducts cost of service development of gas reserves on behalf of Questar Gas Company, an affiliated company. Wexpro earns a return on capital invested to develop these reserves and passes through its costs, which are included in Questar Gas's gas costs. Following is a summary of QMR's financial results and operating information.

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (In thousands)
Revenues
From unaffiliated customers	$108,877	$130,619	$357,580	$513,541	$489,906	$733,018
From affiliates	24,807	22,720	81,717	75,386	106,861	103,597

Total revenues	$133,684	$153,339	$439,297	$588,927	$596,767	$836,615

Operating income	$ 30,565	$ 42,465	$ 97,226	$130,308	$126,259	$172,230
Net income	16,000	23,051	56,419	82,030	75,523	108,168

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in million cubic feet)	19,594	18,451	59,457	50,082	79,949	67,060
Oil and natural gas liquids (in thousands of barrels)	717	715	2,200	1,732	2,968	2,278
Average daily production (in million cubic feet
equivalent)	260	247	266	222	268	221

Nonregulated selling price, net to the well
Average realized selling price (including hedges)
Natural gas (per thousand cubic feet)	$2.49	$2.94	$2.49	$3.44	$2.53	$3.47
Oil and natural gas liquids (per barrel)	$21.03	$20.24	$20.15	$20.63	$19.09	$20.61

Average selling price (excluding hedges)
Natural gas (per thousand cubic feet)	$1.90	$2.79	$1.97	$4.56	$2.00	$4.55
Oil and natural gas liquids (per barrel)	$24.86	$23.64	$22.12	$25.39	$21.07	$26.65

Wexpro investment base at September 30, net of
deferred income taxes (in millions)	$165.8	$153.2
Marketing volumes (in thousands of energy equivalent
decatherms)	17,004	20,758	59,580	68,310	83,061	94,794
Natural gas gathering volumes (in thousands of
decatherms)
For unaffiliated customers	23,572	21,474	69,610	68,085	93,254	92,810
For Questar Gas	7,881	8,083	29,886	26,989	40,058	37,192
For other affiliated customers	8,828	6,382	25,480	19,782	32,747	26,696

Total gathering	40,281	35,939	124,976	114,856	166,059	156,698

Gathering revenue (per decatherm)	$0.15	$0.13	$0.15	$0.13	$0.14	$0.13
-12-

Exploration and Production Activities

Production growth was more than offset by continued weak natural gas prices in the Rocky Mountain region resulting in lower revenues in the 2002 periods presented. Production of nonregulated gas, oil and natural gas liquids (NGL) climbed 5% to 23.9 billion cubic feet equivalent (Bcfe) in the third quarter of 2002 compared with 22.7 Bcfe in the third quarter of 2001 and rose 20% to 72.7 Bcfe in the nine months ended September 30, 2002. QMR purchased producing properties in the Uinta Basin in Utah in July 2001, which represented a significant portion of the year-to-year production growth. In addition, continued successful development drilling in the Uinta Basin in Utah and the Pinedale Anticline in southwestern Wyoming contributed to production increases. Production increased despite curtailments in the second and third quarters of 2002 due to low prices. QMR deliberately shut-in 1.8 Bcfe of Rocky Mountain region production in the third quarter bringing the total shut-in volume to 3.3 Bcfe for 2002.

The average realized selling price for natural gas including benefits of cash flow hedges declined 15% from $2.94 to $2.49 per thousand cubic feet (Mcf), net to the well, in the third quarter. Spot prices in the Rocky Mountains fell below $1 per MMBtu for the second consecutive quarter of 2002. During the third quarter, basis differential between gas prices in the Rockies and the Henry Hub (Louisiana) at times exceeded $2 per MMBtu on daily trading. Historically basis has ranged from $.40 to $.60. Growth in the gas supply in the Rockies has exceeded the available pipeline capacity to move gas to markets outside of the area. In addition, demand for gas in the Rockies is much lower during the summer. Realized natural gas prices excluding hedges declined 57% from $4.56 to $1.97 per Mcf, net to the well, in the nine-month comparison for the same reasons that affected the quarter to quarter comparison. Also, a reported energy shortage in the western region of the United States resulted in a spike in gas prices in the first quarter of 2001. Approximately 55% of QMR's 2002 gas production was located in the Rocky Mountains.

QMR hedged or pre-sold approximately 48% of its nonregulated natural gas production and 66% of its nonregulated oil production during the first three quarters of 2002. As a result, QMR realized selling prices for gas 26% higher than without hedges, while realized oil prices were 10% lower than without hedges. Hedging benefited QMR by incrementally adding $31.2 million to gas revenues, but decreased oil revenues by $4.3 million. QMR does not hedge sales of natural gas liquids. A summary of QMR's energy-price hedging positions for equity gas and oil production, excluding Wexpro, follows.

	Net revenue interest production under price-hedging contracts		Average price net to the well (bbl = barrel)

	Gas (Bcf)	Oil (bbl)	Gas per Mcf		Oil per bbl

4th quarter of 2002	12.9	506,000	$3.22		$22.82
12 months of 2003	32.7	1,095,000	$3.23		$21.80
12 months of 2004	14.5	None	$3.23		-

Wexpro Earnings

Wexpro's net income was $2.9 million higher in 2002 as result of an 8% increase in its investment base when compared to September 30, 2001. The investment base net of deferred income taxes and depreciation totaled $165.8 million compared with $153.2 million a year earlier. Wexpro conducts cost of service development of gas reserves on behalf of Questar Gas. Cost of service refers to Wexpro's legal entitlement to reimbursement of its costs and an approved return on investment for operating the gas-development properties.

-13-

Gas Gathering and Energy Marketing Activities

Lower prices and marketing volumes in 2002 resulted in a $.4 million lower marketing margin. Marketing volumes were 13% lower in the first nine months of 2002 compared with the first nine months of 2001. The margin represents revenues less the costs to purchase gas and oil and transportation of gas. Revenues for gathering and processing were $7.6 million higher in the first nine months of 2002 compared with the same period in 2001 as a result of increased activities due to the July 2001 acquisition of properties in the Uinta Basin and increased production in the Rockies.

Questar Regulated Services
Natural Gas Distribution
Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information:
	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 59,347	$ 72,120	$ 402,309	$ 490,918	$ 612,541	$ 698,135
From affiliates	145	578	1,243	2,614	1,592	3,913

Total revenues	59,492	72,698	403,552	493,532	614,133	702,048
Cost of natural gas sold	26,743	47,061	251,934	353,815	396,664	497,180

Margin	$ 32,749	$ 25,637	$ 151,618	$ 139,717	$ 217,469	$ 204,868

Operating income (loss)	$ (3,908)	$ (8,903)	$ 39,209	$ 34,418	$ 63,173	$ 62,937
Net income (loss)	$ (4,667)	$ (7,827)	$ 15,990	$ 13,365	$ 28,498	$ 28,032

OPERATING STATISTICS
Natural gas volumes (in thousands of
decatherms)
Residential and commercial sales	6,954	6,285	61,099	54,411	90,338	87,217
Industrial sales	1,882	1,988	7,678	7,774	10,588	10,844
Transportation for industrial customers	12,774	13,421	34,465	42,706	46,383	56,761

Total deliveries	21,610	21,694	103,242	104,891	147,309	154,822

Natural gas revenue (per decatherm)
Residential and commercial	$ 6.75	$ 8.79	$ 5.74	$ 7.87	$ 5.98	$ 7.04
Industrial sales	3.42	5.45	4.34	5.39	4.50	5.15
Transportation for industrial customers	0.16	0.13	0.16	0.13	0.15	0.13
Heating degree days
Actual	61	32	3,786	3,304	5,969	5,743
Normal	97	97	3,430	3,430	5,609	5,609
Colder (warmer) than normal	(37%)	(67%)	10%	(4%)	6%	2%
Average temperature-adjusted usage per
customer (decatherms)	10.0	10.2	77.2	80.0	118.2	122.2
Number of customers at September 30,
Residential and commercial	733,986	714,941
Industrial	1,281	1,329

Total	735,267	716,270

-14-
Revenues less cost of gas sold (margin)

Several events, including a one-time recovery of certain gas processing costs originally incurred in 1999, led to Questar Gas reporting higher margins in the 2002 periods presented when compared with the same periods of 2001. The Public Service Commission of Utah (PSCU) allowed Questar Gas to recover $3.76 million in processing costs that it had previously denied. A change in the method of collecting bad debt costs benefited the margin by $.2 million in the third quarter and $2.3 million in the first nine months of 2002. Higher contributions of construction funds from new customers added $.7 million in the third quarter and $1.7 million in the first nine months of 2002. Continued falling usage per customer in the 2002 periods partially offset the positive impact of these events.

Questar Gas pays an affiliated company to remove carbon dioxide from its natural gas at a plant that was placed into service in June 1999. The PSCU initially denied Questar Gas's request to recover $5.35 million in processing costs as part of its gas balancing account proceedings. Questar Gas appealed to the Utah Supreme Court and filed for recovery of future processing costs in a general rate case in January 2000. Subsequently, the PSCU approved the recovery of $5 million of processing costs per year beginning in August 2000, but did not allow recovery of the costs for the 14-month period between the startup of the plant and the general rate case. The Utah Supreme Court ruled that the PSCU had erred in not allowing pass through treatment. The PSCU ruled on a remand that Questar Gas be allowed to recover the $3.76 million plus approximately $.2 million of interest.

In another measure associated with a pass through rate filing in late 2001, the PSCU allowed Questar Gas to include the gas-cost portion of bad debt expenses in Utah's semi-annual gas cost filings effective January 1, 2002. This change in procedure provides recovery of some of the growing bad debt charges experienced by the Company. The measure was also approved by the Public Service Commission of Wyoming (PSCW) effective July 1, 2002.

Declining usage per customer has been a persistent trend experienced by Questar Gas and was a major cause of a general rate increase filed in Utah on May 3, 2002. Average usage per customer on a temperature-adjusted basis has declined by 4% in the first nine months of 2002 compared with the same period of 2001. The lower usage per customer resulted in a $.3 million decrease in the margin in the third quarter and $3.9 million in the first nine months of 2002 compared with the 2001 periods. The effect of declining usage on total gas volumes delivered has been partially offset by a 2.7% increase in the number of customers served.

Temperatures have been colder than normal in 2002 causing a 12% increase in the general-service gas volumes when compared with the first nine months of 2001. However, the financial effect was mitigated by a weather-normalization adjustment (WNA). Generally under the WNA, customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 17% lower in the first nine months of 2002 due to reduced deliveries for manufacturing and power generation. A major steel manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities early in 2002. The Company received $812,000 in transportation revenues from this customer in 2001.

-15-

Natural Gas Transmission
Questar Pipeline conducts natural gas transmission, storage and processing operations. Following is a summary of
Financial results and operating information:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

FINANCIAL RESULTS - (in thousands)
Revenues
From unaffiliated customers	$ 18,015	$ 12,754	$ 44,855	$ 35,848	$ 58,409	$ 47,993
From affiliates	18,317	17,710	58,198	56,563	77,126	76,042

Total revenues	$ 36,332	$ 30,464	$ 103,053	$ 92,411	$ 135,535	$ 124,035

Operating income	$ 17,176	$ 14,052	$ 47,884	$ 43,992	$ 63,214	$ 57,387
Net income	8,842	7,193	24,128	21,701	32,168	30,760

OPERATING STATISTICS
Natural gas transportation volumes (in
Thousands of decatherms)
For unaffiliated customers	65,453	53,516	173,699	143,522	225,787	193,000
For Questar Gas	14,704	14,303	91,971	78,735	123,495	113,200
For other affiliated customers	1,228	1,981	2,525	3,986	5,431	6,919

Total transportation	81,385	69,800	268,195	226,243	354,713	313,119

Transportation revenue (per decatherm)	$ 0.30	$ 0.27	$ 0.25	$ 0.25	$ 0.25	$ 0.24

Revenues

Questar Pipeline reported higher revenues in the 2002 periods presented when compared with the 2001 periods due to increased transportation activities, adding a new park and loan service and increased gathering of natural gas. Questar Pipeline has expanded its transportation system in response to a growing regional energy transportation demand. Main Line 104 began service in November of 2001 and the eastern segment of the Southern Trails Pipeline initiated service in June of 2002. Main Line 104 has a capacity of 272,000 decatherms per day and the eastern segment of the Southern Trails Pipeline has a daily capacity of 80,000 decatherms per day. Service for both pipelines is fully subscribed. Transportation volumes increased 19% in the nine-month period of 2002 with approximately 97% of the volumes transported under firm contracts. Daily firm-demand volumes increased to 1,389,000 decatherms in the first nine months of 2002 from 1,191,000 decatherms in the prior year period. Questar Pipeline initiated a park and loan service at its Clay Basin storage facility in July of 2002. Revenues from gathering gas by Questar Transportation Services, a subsidiary of Questar Pipeline, increased as a result of operating the non-jurisdictional Huntington lateral, a gathering addition in central Utah.

16
Consolidated Results of Operations

Revenues

Revenues were lower in the periods of 2002 when compared with the same periods in 2001 due primarily to lower gas prices. The effect of increased nonregulated production quantities was more than offset by lower realized selling prices for gas in the 2002 periods, even considering the effects of commodity-price hedges. QMR's hedging activities benefited revenues from selling natural gas by $31.2 million, but caused realized revenues from selling oil to be $4.3 million lower in the first nine months of 2002 compared with the same period of 2001. Also, distribution revenues decreased because of lower gas prices and declining usage per customer in the 2002 periods. Lower gas prices and a decrease in the quantities of gas and oil marketed caused a decline in revenues from energy marketing activities. Nonregulated natural gas, oil and other liquids production increased 5% to 23.9 billion cubic feet equivalent (Bcfe) in the third quarter and 20% to 72.7 Bcfe in the first nine months of 2002. QMR purchased producing properties in eastern Utah in July 2001, which accounted for a significant portion of the production growth, along with a continued successful development-drilling program.

Cost of natural gas and other products sold

The cost of natural gas and other products sold, which primarily includes natural gas distribution and energy marketing activities, was substantially lower in the 2002 periods presented due to a decrease in energy prices, reduced marketing volumes and a one-time recovery of certain processing costs. The gas-cost component in natural gas distribution rates decreased by 42% in the first nine months of 2002 when compared with the same period of 2001 primarily due to lower gas prices. The PSCU allowed Questar Gas to recover $3.76 million in processing costs that it had previously denied. Also, the PSCU allowed Questar Gas to include the gas-cost portion of bad debt expenses in Utah's semi-annual gas cost filings effective January 1, 2002. Energy marketing volumes purchased for resale were 13% lower and the average cost per energy equivalent decatherm was 46% lower in the year-to-date comparison of 2002 with 2001.

Operating and maintenance expenses

Operating and maintenance expenses were higher in the 2002 periods presented when compared with the same periods in 2001 because of additional gas and oil producing properties and gathering and processing activities, the start-up of operations of the eastern segment of the Southern Trails Pipeline, increased labor-related costs, increased legal fees and higher bad debt expenses. Year-to-date 2002, lease operating expenses (LOE), excluding Wexpro, increased $6.2 million, gas-processing and gathering charges increased $5.9 million and general overhead costs were up $7.3 million over the same period of 2001. The average LOE per energy equivalent Mcf (Mcfe) for the first nine months of 2002 was $.53, unchanged from the same period of the prior year. Operating expenses of the Southern Trails Pipeline were responsible for approximately a $2.3 million increase in the comparison of the year to date periods presented. Labor-related costs, primarily for pension and medical benefits, increased $.4 million in the third quarter and $2.6 million in the first nine months of 2002. Pension expenses have increased because of reduced returns earned on assets held in pension trust funds. Legal expenses were $1 million higher in the first nine months of 2002 when compared with the 2001 period primarily due to litigation surrounding the TransColorado pipeline. QMR settled litigation during the third quarter of 2002 adding approximately $.7 million to 2002 general overhead expense. Bad debt expenses associated with natural gas distribution customers were $.7 million higher in the first nine months of 2002. Bad debt costs have risen because of an increasing number of customers and a higher frequency of personal and business bankruptcies.

Consonus, a subsidiary of Questar InfoComm, closed the Portland office and downsized the Salt Lake operation due primarily to disappointing operating results, a downturn in the economy and sufficient capacity in the Salt Lake operations. As a result of these actions, Consonus recorded a $1.8 million restructuring charge in the first nine months of 2001. The charge included $1.5 million in severance pay, $.2 million for assets abandoned when closing the Portland operations, and $.1 million for lease expense related to the discontinued Portland operations.

-17-
Depreciation, amortization and depletion

Depreciation, depletion and amortization (DD&A) expense was higher in the 2002 periods primarily due to increases in gas and oil producing properties and pipelines. Equity production volumes increased 20% and the average DD&A rate for exploration and production activities increased from $.80 per Mcfe in 2001 to $.89 in the first nine months of 2002 compared with the 2001 period. Main Line 104 and the Southern Trails pipeline are two new pipeline projects adding to the depreciable asset base. Increased investment in computer equipment and software, which are depreciated over a relatively short life, have resulted in higher depreciation expense in the 2002 periods.

Production and other taxes

Changes in production and other taxes follow the changes in gas and oil selling prices. Production taxes amounted to $.16 per Mcfe in 2002 compared with $.29 per Mcfe in 2001 and decreased because of lower selling prices.

Interest and other income

On October 20, 2002, the complex legal issues between the partners of TransColorado Gas Transmission Company were resolved with the sale of Questar TransColorado, Inc.'s 50% interest in the TransColorado Pipeline for $105.5 million. The parties arranged the sale after a Colorado judge declared that Questar TransColorado's right to put (sell) its 50% interest in the pipeline to an affiliate of Kinder Morgan was valid and enforceable. As a result of the sale, the Company reduced the carrying value of its investment in TransColorado by $3 million in the third quarter of 2002 to reflect the net realizable value of the sale.

QMR sold various gas and oil producing properties resulting in a pretax gain of $5.5 million in the first nine months of 2002, compared with a pretax gain of $10.0 million in the 2001 period. QMR settled a lawsuit in the second quarter of 2002 and recorded a $4.5 million pretax or a $2.8 million after-tax gain. The Company sold securities in the first nine months of 2002 and realized a pretax gain of $.7 million. The proceeds from the sales amounted to $8.4 million. The Company wrote off a $.5 million investment in a security available for sale when the underlying business ceased operations in the first quarter of 2002. There were no sales of securities in the first nine months of 2001. The Company used the proceeds from assets and securities sales to reduce debt.

Earnings (loss) from unconsolidated affiliates

The Company's share of the TransColorado partnership was a pretax profit of $4.8 million for the third quarter and $6.9 million for the first nine months of 2002. The pipeline has operated near capacity in the second and third quarters of 2002 as a result of the wide basis differentials between gas prices in the Rockies and the San Juan Basin. TransColorado reported a $2.2 million pretax loss for the year earlier nine-month period. Pretax income from unconsolidated affiliates engaged in gathering and processing activities rose $1.5 million year to date 2002 compared with the same period of 2001. Rendezvous LLC began gathering and processing operations in the fourth quarter of 2001 and accounted for approximately a $1.1 million increase in pretax earnings. QMR's share of pretax earnings from the Blacks Fork partnership increased approximately $.6 million in 2002 due to improved operating margins resulting from lower gas prices in the Rockies.

Debt Expense

Debt expense was higher in the 2002 periods reflecting the Company's increased debt levels. The Company used debt financing for a significant portion of its investment in long-lived assets in recent years. In addition, in October 2001, Questar Pipeline borrowed $100 million of floating-rate debt from a bank for a 12-month period to repay, through a wholly owned subsidiary, Questar TransColorado, Inc., one-half of the outstanding and currently maturing debt owed by the TransColorado Gas Transmission Company. However, in 2002 the Company embarked on a plan to reduce debt by applying the proceeds from asset sales. Proceeds from assets sales of over $235 million, including approximately $210 million from asset sales occurring in the fourth quarter of 2002, have been or will be used to reduce debt.

-18-
Income taxes

The effective income tax rate for the first nine months was 34.5% in 2002 and 36.4% in 2001. The Company recognized $4.6 million of non-conventional fuel tax credits in the 2002 period and $5.1 million in the 2001 period. Under current law, the federal income tax credit for producing fuel from a non-conventional source will not apply to production sold after December 31, 2002. Excluding non-conventional fuel credits would have the effect of increasing the effective income tax rate to 37.5% and reducing net income for the first nine months of 2002. Also, the Company recognized net operating loss tax benefits of Consonus amounting to $1.2 million, which reduced tax expenses in the third quarter and nine months of 2002.

Cumulative effect of change in accounting method for goodwill

The Company adopted the provisions of SFAS 142 as of January 1, 2002 and performed an initial test that indicated an impairment of the goodwill acquired by Consonus. As a result, the Company wrote off $17.3 million of goodwill, of which, $15.3 million ($.19 per diluted common share) was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2.0 million was attributed to minority shareholders. Consonus recorded $1.7 million of goodwill amortization in 2001 that will not be repeated in 2002 and future years.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first nine months of 2002 was $102.3 million more than was provided during the first nine months of 2001. The increase in cash flows resulted primarily from changes in operating assets and liabilities. Collections of accounts receivable accounted for the largest amount. The value of gas injected into storage was lower in 2002 as a result of lower gas prices. The purchased-gas adjustment account changed to an over-collected position in 2002 from an under-collected balance in 2001.

Investing Activities

Capital expenditures by lines of business for the first nine months of 2002 and 2001 plus an estimate for calendar years 2002 and 2003 are presented below. Forecasted 2002 capital expenditures for Corporate and other operations includes an exception fund of $8.4 million that is expected to be allocated to subsidiary operations. The exception fund's beginning balance for 2002 and 2003 was $25 million.

	Actual			Forecast
	9 Months Ended			12 Months Ended
	September 30,			December 31,
	2002		2001	2003		2002

	(In Thousands)

Questar Market Resources	$ 130,380	$ 547,937		$192,800	$189,900
Questar Regulated Services
Natural gas distribution	42,489	53,332		85,100	59,600
Natural gas transmission	81,197	90,827		72,100	101,400
Other	1,206	1,783		5,600	4,400

Total Questar Regulated Services	124,892	145,942		162,800	165,400
Corporate and other operations	1,068	5,649		29,900	10,300

	$ 256,340	$ 699,528		$385,500	$365,600

-19-
Financing Activities

Net cash flow provided from operating activities plus the proceeds from selling assets were more than sufficient to finance capital expenditures and pay dividends. The excess cash flow plus the proceeds from issuing $325 million of debt were used to repay approximately $436 million of debt. The issuance of long-term debt was part of a financing plan undertaken since acquiring SEI. The Company expects to finance the remaining 2002 capital expenditures from the net cash flow provided from operating activities and the proceeds from selling assets.

Currently, the Company's lines-of-credit capacity is $225 million. Short-term borrowings at September 30, 2002 were comprised of $121.5 million of commercial paper and $100 million of short-term bank loans. A year earlier, the Company had $355.4 million of commercial paper and $110.4 million of short-term bank loans outstanding, primarily as a result of acquiring SEI.

The Company is selling assets and reducing capital expenditures to reduce leverage to the range of 50%. Through October of 2002, the Company has generated proceeds of over $235 million from selling assets.

General rate case filed

Questar Gas filed a general rate case application with the PSCU on May 3, 2002. The Company is requesting an increase in Utah natural gas rates effective January 1, 2003, to reflect $17.8 million of annualized revenues and includes a 12.6% return on equity. Questar Gas earned a return on equity for 2001 of 9.1%. The PSCU has currently authorized a return on equity of 11.0%. A settlement has been presented to the PSCU, which would adopt a year-end 2002 test year as opposed to using prior year expenses in setting future rates. If the proposed settlements presented to the PSCU are adopted, the only remaining issues are the rate of return and capital structure. The Division of Public Utilities has suggested a 10.5% return. The Committee of Consumer Services proposed a 10% return on equity and proposed using short-term debt to reduce the equity component of the capital structure. The Company expects a general rate order from the PSCU prior to year end. Under Utah law, the general rate increase becomes effective 240 days after filing, if the PSCU does not render a decision by that date.

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

In May of 2002, the Company filed for gas-cost increases in both Utah and Wyoming. Because of subsequent reductions in gas-price forecasts, the Company requested to suspend the increases. No subsequent requests have been filed.

Moody's Downgrades Debt Ratings of Questar and Subsidiaries

Moody's downgraded debt ratings of Questar and subsidiaries one level completing a review that began May 2, 2002. Moody's established a Prime-2 rating for Questar Corp. commercial paper, an A2 senior unsecured debt rating for both Questar Pipeline and Questar Gas, and a Baa3 rating for the senior unsecured debt of QMR. Also, Moody's established a stable outlook for each Questar entity. Formerly, Moody's had given a Prime-1 rating for Questar Corp. commercial paper, an A1 senior unsecured debt rating for both Questar Pipeline and Questar Gas, and a Baa2 rating for the senior unsecured debt of QMR. A lower debt rating may increase the Company's cost of debt. However, Moody's revised ratings are solidly investment grade. The downgrade will not materially affect the Company's growth strategy.

-20-

On July 1, 2002, Questar Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue common equity or mandatory convertible securities, if necessary, to achieve debt-reduction goals. Since the announcement of Moody's review, the Company has diligently taken action to reduce debt through the sale of assets. Through October 2002, over $235 million of cash has been raised through the sale of assets by Questar and its subsidiaries. Currently, there are no immediate plans for Questar to issue securities.

Business with Energy Merchants

Questar Pipeline has significant transportation and storage business with some energy merchants that have recently had their debt ratings downgraded. Questar Pipeline requests credit support from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts as of the date of this report. The Company's largest contracts, other than those with its affiliate Questar Gas, are with Williams Energy Marketing and Trading with an annual reservation fee of $6.3 million for transportation and storage services and El Paso Resources with an annual reservation fee of $4.4 million for transportation services.

QMR has significant gas sales to energy merchants, some of which have recently had their debt ratings downgraded. All companies with such concerns were current on their accounts as of the date of this report. QMR requests credit support and, in some cases, fungible collateral from companies with noninvestment grade ratings.

TransColorado Case

On October 20, 2002, the complex legal issues between the partners of TransColorado Gas Transmission Company were resolved with the sale of Questar TransColorado 50% interest in the TransColorado Pipeline to Kinder Morgan. The sale was arranged after a Colorado judge declared that Questar TransColorado's right to put (sell) its 50% interest in the pipeline to an affiliate of Kinder Morgan was valid and enforceable.

Western Segment of Southern Trails Pipeline

The Company has put in a place a project team, including a consulting firm, to market the transportation capacity of the western segment of the Southern Trails pipeline. In addition, the FERC approved an order for Questar Southern Trails Pipeline Company that lowered the annual depreciation rate from 4% to 3%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. QMR sold its foreign affiliate in the fourth quarter of 2002 eliminating its foreign exchange risk. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

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

-21-
Commodity-Price Risk Management

The Company has established policies and procedures for managing commodity price risks through the use of derivatives. The primary objectives of these energy price hedging transactions are to support the Company's earnings targets and to protect earnings from downward movements in commodity prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Company's Board of Directors. It is the Company's current policy to hedge approximately 75% of the current year's proved-developed producing production by the first of March in the current year, at or above selling prices that support our budgeted income levels. The Company will add incrementally to these hedges, to reach forward beyond the current year when price levels are attractive. Additionally, under the terms of QMR's revolving credit facility, not more than 75% of forecasted production quantities from proved reserves can be committed to hedging arrangements. The Company does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped production quantities.

Natural gas prices in the Rocky Mountain region have been depressed in 2002. The basis differential, the difference between Rockies prices and the benchmark Henry Hub (Louisiana) price, at times exceeded $2.00 per MMBtu in the second and third quarters of 2002, the widest differential in nearly a decade. This widening basis differential results from a combination of increased regional production, weak seasonal demand, and inadequate capacity in pipelines that transport Rockies gas out of the region. Rockies prices may remain depressed until regional demand increases and/or major new export pipelines are built. The expansion of the Kern River pipeline will improve pipeline capacity out of the Rockies but may not immediately return Rockies basis to historical ranges. With the acquisition of SEI in 2001, and with increased investment in development of the Company's Pinedale Anticline acreage, a growing percentage of the Company's production is in the Rockies region.

Management attention is focused on improving Rockies prices, net to the well, by hedging when market price fluctuations provide the opportunity to do so. In addition, the Company may curtail production, as was done in the second and third quarters of 2002, when prices are below levels necessary for profitability.

Accounting for hedging transactions

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

-22-
Energy-Price Risk Management

QMR held energy-price hedging contracts covering the price exposure for about 83.6 million Dth of gas and 1.6 million barrels of oil as of September 30, 2002. A year earlier QMR hedging contracts covered 69.1 million Dth of natural gas and 1.4 million barrels of oil. QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of energy-price hedging contracts for the first nine months ended September 30, 2002, is below. The calculation is comprised of the valuation of financial and physical contracts.

(In Thousands)

Net fair value of energy hedging contracts outstanding at Dec 31, 2001	$ 50,897
Contracts realized or otherwise settled	(35,600)
Decline in energy prices on futures markets	(25,364)

Net fair value of energy hedging contracts outstanding at Sept 30, 2002	$ (10,067)

A vintaging of energy-price hedging contracts as of September 30, 2002, is shown below. About 64% of those contracts will settle and be reclassified from other comprehensive amounts in the next 12 months.

-23-

	(In Thousands)

Maturity of contracts by Sept. 30, 2003	$ (6,442)
Maturity of contracts between Oct. 1, 2003 and Sept. 30, 2004	(3,239)
Maturity of contracts between Oct. 1, 2004 and Sept. 30, 2005	(331)
Maturity of contracts between Oct. 1, 2005 and Sept. 30, 2008	(55)

Fair value of energy hedging contracts outstanding at Sept. 30, 2002	$ (10,067)

QMR's undiscounted mark-to-market valuation of financial gas and oil price-hedging contracts plus a sensitivity analysis follows:
	As of September 30,
	2002	2001

	(In Millions)

Mark-to-market valuation - asset (liability)	($10.1)	$33.1
Value if market prices of gas and oil decline by 10%	(8.7)	45.7
Value if market prices of gas and oil increase by 10%	(11.4)	20.4

The calculations reflect energy prices posted on the NYMEX, various "into the pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions for price hedges on equity production (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production), which should largely offset the change in value of the hedge contracts.

Interest-Rate Risk Management

As of September 30, 2002, Questar had $252.1 million of variable-rate long-term debt and $945.2 million of fixed-rate long-term debt. The book value of variable-rate long-term debt approximates fair value. An interest rate hedge on $100 million of variable-rate debt matured on September 30, 2002.

Foreign Currency Risk Management

QMR sold its foreign operations in the fourth quarter of 2002. The Company did not hedge the foreign currency exposure of its foreign operation's net assets and long-term debt. Long-term debt held by the foreign operation, amounting to US $61.1 million, was repaid with the proceeds of the sale of the foreign company.

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

-24-
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

The adverse repercussions from terrorist attacks or acts of war;

The adverse changes in the business or financial condition of the Company; and

Lower credit ratings of Questar and its subsidiaries.

Item 4. Controls and Procedures

     a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

     b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

-25-
Part II Other Information

           Item 1. Legal Proceedings.

           There are various legal proceedings against Questar Corporation ("Questar" or "the Company") and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position or liquidity. Significant cases are discussed below.

                   a.    KN TransColorado, Inc. v. Questar Corp., No. 00CV129 (Dist. Ct. Colo.). As previously announced, the parties to this complex litigation executed a purchase agreement dated October 20, 2002. See Questar Pipeline Company's Current Report on Form 8-K dated October 20, 2002. Under the terms of the purchase agreement, Questar Pipeline Company agreed to sell Questar TransColorado, Inc. ("QTC") to Kinder Morgan, Inc., and its affiliates (collectively "Kinder Morgan") for $105.5 million. QTC owns a 50 percent interest in the TransColorado pipeline project. Execution of the purchase agreement ended litigation between the parties.

                   The acquisition is subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and both parties have made the necessary filings with the Federal Trade Commission. The parties expect to close the acquisition, which is effective as of October 1, 2002, prior to the end of the year.

                   b.    Grynberg v. Questar Pipeline Co., No. 20010731-SC (Utah Sup. Ct.). The Utah Supreme Court has set a date of December 2, 2002, to hear oral arguments for the appeal filed by Jack Grynberg, an independent producer, after a Utah state district court judge granted defendants' motion for summary judgment and dismissed the complaint. See Questar's Form 10-Q Report for the second quarter of 2002, Item 1. Legal Proceedings, paragraph b., for a discussion of the case.

                   c.    United States ex rel. Grynberg v. Questar Corp., Civil No. 99 MD 1604, Consolidated Case MDL No. 1293 (D. Wyo.). By order dated October 9, 2002, the trial court in the consolidated Grynberg cases granted the motion filed by the Department of Justice ("Justice") to dismiss Grynberg's valuation claims from such cases. The judge agreed with Justice's position that Grynberg failed to offer material assistance to the government on these claims. (Justice is not a party to the cases against the Questar defendants, but is a party to some consolidated cases.) This order does not affect Grynberg's mismeasurement claims. See the Company's Form 10-Q Report for the second quarter of 2002, Item I. Legal Proceedings, paragraph c., for a discussion of the case.

                   d.    Bishop v. Questar Exploration and Production Co., No. 01-376 (Dist. Ct. Wyo.) and Bishop v. Questar Gas Co., No. 01-375 (Dist. Ct. Wyo.). These cases involving Questar Exploration and Production Company ("Questar E&P") and Wexpro Company ("Wexpro") have been settled. See the Company's Form 10-Q Report for the second quarter of 2002, Item 1. Legal Proceedings, paragraph g., for a discussion of the cases. Pursuant to the terms of the settlement, Questar E&P and Wexpro both agreed to escrow specified sums as payment for past royalty calculation claims and agreed to value future gas volumes for royalty calculation purposes using an average index price without any deductions for gathering. The settlement is subject to final approval of the class certification and the settlement terms.

Item 5. Other Information

                 a.   The Company filed a shelf registration statement with the Securities and Exchange Commission on July 1, 2002. The Commission staff reviewed this document and the periodic reports of the Company and its reporting subsidiaries. As a result of this review process, the Company is making the following statements and disclosures that should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

-26-

Significant Customers.

                Questar Gas, in addition to serving over 735,000 residential and commercial customers, has several large transportation customers, including Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the Kennecott copper processing operations, located in Salt Lake County, the Geneva Steel manufacturing plant and the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City. During 2001, these customers contributed $2.8 million of the $7.2 million revenues received by Questar Gas for transportation volumes. For the first nine months of 2002, these customers contributed $2.0 million of the $5.4 million revenues received by Questar Gas for transportation volumes. The Geneva Plant ceased operating early in 2002.

Joint Venture Relationships.
Questar itself does not have significant joint venture relationships. Questar Market Resources, Inc. ("QMR"), through its subsidiaries and Questar Pipeline, are involved in joint venture activities.

                QGM, a direct subsidiary of QMR, is one of two equal members in Rendezvous Gas Services, LLC, (Rendezvous) which is a joint venture organized to develop and operate new gathering and compression facilities in the Hoback Basin in southwestern Wyoming. Western Gas Resources is the other member. The Hoback Basin includes the Pinedale Anticline area in which Questar E&P and Wexpro have developed reserves as well as producing areas south of Pinedale. Rendezvous plans to deliver gas volumes from this area for processing and blending to the Blacks Fork plant in which QGM has a 50 percent interest, and to the Granger plant owned by an affiliate of Western Gas.

                As noted above, QGM has a 50 percent interest in the Blacks Fork plant. A subsidiary of El Paso Corporation owns the remaining 50 percent interest in the plant. The Blacks Fork partnership is not a material contract.

                QET, a direct subsidiary of QMR that is involved in energy marketing activities, has a 75 percent interest in the Clear Creek storage facility located in southwestern Wyoming. EnCana Corporation owns the remaining 25 percent. The operations of Clear Creek are consolidated with QET for financial reporting purposes. QET, in April of 2002, announced that it entered into a gas storage optimization agreement with Aquila Merchant Services, Inc., a subsidiary of Aquila Corporation, to manage commercial activities related to QET's contract for storage at the Clay Basin facility. The parties have terminated the contract. The Aquila agreement was not a material contract to QMR.

                As previously mentioned as of September 30, 2002, Questar Pipeline's subsidiary Questar TransColorado, Inc. was a 50 percent partner in TransColorado. This partnership was originally formed in 1990 to build and operate the TransColorado pipeline that commenced operations March 31, 1999. (The partnership agreement was subsequently amended in 1995 and 1997.) This pipeline extends from a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and extends 292 miles to the Blanco hub in northwestern New Mexico. The partnership document does not constitute a material contract for Questar.

                As of September 30, 2002, Questar Pipeline had a 90 percent interest in and is the operating partner of Overthrust Pipeline Company ("Overthrust"), a general partnership that was organized in 1979 to construct, own and operate the Overthrust segment of Trailblazer Pipeline System ("Trailblazer"). The 88-mile Overthrust segment is the western-most of Trailblazer's three segments; Trailblazer itself is an 800-mile pipeline that transports gas from producing areas in the Rocky Mountains to the Midwest. The remaining 10 percent is owned by an affiliate of El Paso Corporation and was purchased by Questar in October 2002. The partnership document does not constitute a material contract for Questar.

-27-
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

                 The Company had a working interest in 337 gross wells in 2001, nine of which were drilled pursuant to farm out agreements wherein third parties paid a disproportionate share of the drilling cost and the Company retained a working interest. Five of these wells were completed as producers. The Company also farmed out 100% of its working interest in 33 wells, retaining a small overriding royalty interest in each well and in some instances a "back-in" working interest after the well achieves a certain financial threshold (for example, recovery of 100% of initial investment).

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

Competition and Favorable Price Advantage.

                Questar Gas continues to enjoy a favorable price comparison with other energy sources used by or available to residential and commercial customers. Energy sources available to these customers include, electricity, oil, coal, propane and wood. This historic price advantage has permitted it to retain 90-95 percent of the residential space and water heating markets in its service area and to have close to 100 percent of the space heating and water heating offered to new homes within its service area that are connected to its system.

-28-
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

Market Resources, Exploration and Production.

                For 2002, QMR's capital expenditures forecast totals $190 million. Included in this forecast is $143 million for development drilling and $29 million for expansion of gas gathering capacity. Less than $3 million has been allocated to exploration activities.

                In the first nine months of 2002, QMR participated in a total of 224 gross wells (124 net). The net total included 109 in the Rocky Mountains, 12 in the midcontinent, and 3 in Canada. The drilling success rate on a net basis was 97%.

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

-29-

	2001	2000

	(In Thousands)

Cost of reacquired debt	$15,955	$11,700
Early retirement costs	11,435	14,798
Income taxes recoverable from customers	5,557	6,903
Deferred production taxes	4,328	3,166
Other	709	1,079

	$37,984	$37,646

Employee Pension Expense Assumptions.

                The liability discount rate for determining present value of future pension liability is based on the yield on long-term high quality bonds in effect at the end of each year. The year-end yield on AA/AAA bond index is provided to Questar by its consulting pension actuaries each year. The indicated discount rate will be reviewed again at the end of 2002.

Employee Pension Expense Assumptions.

                The liability discount rate for determining present value of future pension liability is based on the yield on long-term high quality bonds in effect at the end of each year. The year-end yield on AA/AAA bond index is provided to Questar by its consulting pension actuaries each year. The indicated discount rate will be reviewed again at the end of 2002, but are advised by our actuaries that if the rate were to be reset today, no change would be indicated based on current market conditions.

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

-30-

Earnings Per Share Calculation Excluding Goodwill Amortization.
Following is a table showing earnings per share on a pro forma basis without the affect of goodwill.
	For the Year Ended
	December 31,
	2001	2000	1999

	(In Thousands Except Per Share Amounts)

Net income	$158,186	$149,477	$96,852
Add back goodwill amortization	2,224	1,653	44

Pro forma net income	$160,410	$151,130	$96,896

Basic earnings per share
Net income	$ 1.95	$ 1.86	$ 1.17
Add back goodwill amortization	0.03	0.02

Pro earnings per basic share	$ 1.98	$ 1.88	$ 1.17

Average basic shares outstanding	81,097	80,412	82,547

Diluted earnings per share
Net income	$ 1.94	$ 1.85	$ 1.17
Add back goodwill amortization	0.03	0.02

Pro earnings per diluted shares	$ 1.97	$ 1.87	$ 1.17

Average diluted shares outstanding	81,658	80,915	82,676

-31-

Item 6. Exhibits and Reports on Form 8-K. a. The following exhibits are being filed as part of this report.

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of Keith O. Rattie and S. E. Parks

b. Questar did not file any Current Reports as Form 8-K during the quarter.

-32-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION (Registrant)

November 14, 2002	/s/Keith O. Rattie

Keith O. Rattie President and Chief Executive Officer

November 14, 2002	/s/S. E. Parks

S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer

-33-

CERTIFICATION

I, Keith O. Rattie, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By: /s/Keith O. Rattie

Date	Keith O. Rattie President and Chief Executive Officer

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By: /s/S. E. Parks

Date	S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

12	Ratio of earnings to fixed charges

99.1	Certification of Keith O. Rattie and S. E. Parks

Exhibit 12
Questar Corporation and Subsidiaries
Ratio of Earnings to Fixed Charges
(Unaudited)
	12 Months Ended
	September 30,

	2002	2001

Earnings

Income before income taxes and cumulative effect of
accounting change	$221,931	$256,653
Plus debt expense	78,706	62,668
Plus allowance for borrowed funds used during construction
and capitalized interest	2,565	4,145
Plus interest portion of rental expense	2,457	2,504
Plus minority interest in income	572	1,870
Less income from less than 50% owned affiliated companies	(326)	(698)
Plus distributions from less than 50% owned affiliated
companies	459	836

	$306,364	$327,978

Fixed Charges

Debt expense	$78,706	$62,668
Plus allowance for borrowed funds used during construction
and capitalized interest	2,565	4,145
Plus interest portion of rental expense	2,457	2,504

	$83,728	$69,317

Ratio of Earnings to Fixed Charges	3.66	4.73

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

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Keith O. Rattie, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR CORPORATION

November 14, 2002	/s/Keith O. Rattie

Keith O. Rattie President and Chief Executive Officer

November 14, 2002	/s/S. E. Parks

S. E. Parks Senior Vice President, Treasurer and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.