Form 10-K/A
period 2001-12-31
QUESTAR CORP
filed 2002-12-23
CIK 751652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.
Commission File Number 1-8796 QUESTAR CORPORATION

(Exact name of registrant as specified in its charter)
State of Utah	87-0407509

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East 100 South, P.O. Box 45433, Salt Lake City, Utah	84145-0433

(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	801-324-5000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered

Common Stock, Without Par Value, with Common Stock Purchase Rights	New York Stock Exchange
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

Explanatory Note

              Questar Corporation ("Questar") is filing Amendment No. 1 to its Annual Report on Form 10-K for 2001 filed with the Securities and Exchange Commission on April 1, 2002 ("Form 10-K Report") to include financial statements and notes for TransColorado Gas Transmission Company ("TransColorado") as of December 31, 2001. As of that date Questar Pipeline Company, an indirect wholly owned subsidiary, had a 50 percent interest in TransColorado. These financial statements and notes are included as Exhibit 99.2 and a consent of PricewaterhouseCoopers LLP, independent accountants, is included as Exhibit 23.2. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

Item 14	Exhibits, Financial Statements Schedules and reports on Form 8-K

(a)(3)	Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 14(c).

Exhibit
Number	Exhibit

2.*

Plan and agreement of Merger dated as of December 16, 1986, by and among the Company, Questar Systems Corporation, and Universal Resources corporation. (Exhibit No. (2) to Current Report on Form 8-K dated December 16, 1986.)

3.1.*	Restated Articles of Incorporation as amended effective may 19, 1998. (Exhibit No. 3.1.to Form 10-Q Report for Quarter ended June 30, 1998.)

3.2.*	Bylaws (as amended effective October 25, 2001). (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended September 30, 2001.)

4.1.*[1]

Rights Agreement dated as of February 13, 1996, between the Company Chemical Mellon Shareholder Services L.L.C. pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 4. To Current Report on Form 8-K dated February 13, 1996.)

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

10.2.*2	Questar corporation Annual Management Incentive Plan, as amended and restated effective February 13, 2001. (Exhibit No. 10.2.2 to Form 10-K annual Report for 1000.)

10.3.* [2]	Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.4.* [2]	Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective March 1, 2001. (Exhibit No. 10.4. to Form 10-K Annual Report for 2000.)
2

10.5.* [2]	Questar corporation Executive Severance compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.3. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.6.* [2]	Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective October 26, 2000. (Exhibit No. 10.6. to Form 10-K Annual Report for 2000.)

10.7.* [2]	Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective June 1, 1998. (Exhibit No. 10.6. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.8.* [2]	Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.

10.9.* [2]	Form of Individual Indemnification Agreement dated February 9, 1993 between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

10.10.[2]	Questar corporation Deferred Share Plan, as amended and restated effective January 1, 2002.

10.11.[2]	Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2002.

10.12.*[2]	Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

10.13.*	Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2002.

10.14.*[2]	Questar Corporation Special Situation Retirement Plan. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.15.*[2]	Employment Agreement between the company and Keith O. Rattie effective February 1, 2001. (Exhibit No. 10.15. to Form 10-K Annual Report for 2000.)

10.16.[2]	Employment Agreement between the company and Charles B. Stanely effective January 31, 2002 and First Amendment to such Agreement

21.*	Subsidiary Information.

23.*	Consent of Independent Auditors.

24.	Power of Attorney.

99.1*	Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, and 333-04951).

3

99.2	Financial Statements for TransColorado Gas Transmission Company as of December 31, 2001 and December 31, 2000 and for each of the three years in the period ended December 31, 2001.

99.3	Certificate of D. N. Rose and S. E. Parks.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

[1] The name of the Rights Agent has been changed to U. S. Bank National Association.

[2] Exhibit so marked is management contract or compensation plan or arrangement.

4

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20 day of December, 2002.

QUESTAR CORPORATION (Registrant)

By: /s/Keith O. Rattie

Keith O. Rattie President and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/Keith O. Rattie

Keith O. Rattie	President and Chief Executive Officer (Principal Executive Officer)

/s/S. E. Parks

S. E. Parks	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

*R. D. Cash *Teresa Beck *P. J. Early *J. A. Harmon *W. W. Hawkins *Robert E. Kadlec *Gary G. Michael *K. O. Rattie *D. N. Rose *Harris H. Simmons C. B. Stanley	Director Director Director Director Director Director Director Director Director Director Director

December 20, 2002	*By	: /s/S. E. Parks

Date		S. E. Parks, Attorney in Fact

5

CERTIFICATION

I, Keith O. Rattie, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Questar Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

December 20, 2002	By: /s/Keith O. Rattie

Date	Keith O. Rattie President and Chief Executive Officer

6

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Questar Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

December 20, 2002	By: /s/S. E. Parks

Date	S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer

7
EXHIBIT INDEX

Exhibit
Number	Description

2.*

Plan and agreement of Merger dated as of December 16, 1986, by and among the Company, Questar Systems Corporation, and Universal Resources corporation. (Exhibit No. (2) to Current Report on Form 8-K dated December 16, 1986.)

3.1.*	Restated Articles of Incorporation as amended effective may 19, 1998. (Exhibit No. 3.1.to Form 10-Q Report for Quarter ended June 30, 1998.)

3.2.*	Bylaws (as amended effective October 25, 2001). (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended September 30, 2001.)

4.1.*[1]

Rights Agreement dated as of February 13, 1996, between the Company Chemical Mellon Shareholder Services L.L.C. pertaining to the Company's Shareholder Rights Plan. (Exhibit No. 4. To Current Report on Form 8-K dated February 13, 1996.)

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

10.2.*2	Questar corporation Annual Management Incentive Plan, as amended and restated effective February 13, 2001. (Exhibit No. 10.2.2 to Form 10-K annual Report for 1000.)

10.3.* [2]	Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.4.* [2]	Questar Corporation Long-Term Stock Incentive Plan, as amended and restated effective March 1, 2001. (Exhibit No. 10.4. to Form 10-K Annual Report for 2000.)

10.5.* [2]	Questar corporation Executive Severance compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.3. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.6.* [2]	Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective October 26, 2000. (Exhibit No. 10.6. to Form 10-K Annual Report for 2000.)

8
10.7.* [2]	Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective June 1, 1998. (Exhibit No. 10.6. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.8.* [2]	Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.

10.9.* [2]	Form of Individual Indemnification Agreement dated February 9, 1993 between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

10.10.[2]	Questar corporation Deferred Share Plan, as amended and restated effective January 1, 2002.

10.11.[2]	Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2002.

10.12.*[2]	Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

10.13.*	Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2002.

10.14.*[2]	Questar Corporation Special Situation Retirement Plan. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.15.*[2]	Employment Agreement between the company and Keith O. Rattie effective February 1, 2001. (Exhibit No. 10.15. to Form 10-K Annual Report for 2000.)

10.16.[2]	Employment Agreement between the company and Charles B. Stanely effective January 31, 2002 and First Amendment to such Agreement

21.*	Subsidiary Information.

23.*	Consent of Independent Auditors.

24.	Power of Attorney.

99.1*	Undertakings for Registration Statements on Form S-3 (No. 33-48168) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, and 333-04951).

99.2	Financial Statements for TransColorado Gas Transmission Company as of December 31, 2001 and December 31, 2000 and for each of the three years in the period ended December 31, 2001.

99.3	Certificate of D. N. Rose and S. E. Parks.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

9
[1] The name of the Rights Agent has been changed to U. S. Bank National Association.

[2] Exhibit so marked is management contract or compensation plan or arrangement.

10

Exhibit 99.2

Financial Statements

TransColorado Gas
Transmission Company

as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001

Report of Independent Accountants

To the Partners of TransColorado Gas Transmission Company:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' equity and of cash flows present fairly, in all material respects, the financial position of TransColorado Gas Transmission Company ("the Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Houston, Texas	/s/ PricewaterhouseCoopers LLP

April 26, 2002	PricewaterhouseCoopers LLP

TransColorado Gas Transmission Company

Balance Sheets

	December 31,
	2001	2000

Assets:
Current assets
Cash	$ 3,864,849	$ 1,116,240
Accounts receivable	1,056,611	277,961
Gas transportation imbalances	1,283,772	2,201,543
Regulatory asset and other	129,598	105,149

Total current assets	6,334,830	3,700,893

Property, plant and equipment:
Transmission plant	305,867,904	305,863,910
Construction work in process	2,769,031	1,486,640

	308,636,935	307,350,550
Accumulated depreciation	(33,199,837)	(20,995,708)

Property, plant and equipment, net	275,437,098	286,354,842

Deferred charges:
Unamortized debt expense	-	221,053
Other deferred charges	133,265	-

Total deferred charges	133,265	221,053

Total assets	$281,905,193	$290,276,788

Liabilities and partners' equity:
Current liabilities
Current portion of long-term debt	$ -	$200,000,000
Accounts payable, affiliates	171,858	797,204
Accounts payable	139,375	-
Interest payable	-	2,300,718
Gas transportation imbalances	1,283,772	2,201,543
Deferred gain on interest rate swap	-	140,270
Accrued property taxes	3,031,891	2,955,806

Total current liabilities	4,626,896	208,395,541

Deferred credits	1,746,214	769,364

Partners' equity	275,532,083	81,111,883

Total liabilities and partners' equity	$281,905,193	$290,276,788

The accompanying notes are an integral part of these statements.

TransColorado Gas Transmission Company

Statements of Operations

	Years Ended December 31,
	2001	2000	1999

Operating revenues:
Transportation services	$ 11,674,813	$ 6,807,026	$ 4,158,812

Operating expenses:
Operations and maintenance	3,215,374	1,812,256	1,827,128
Depreciation	12,204,129	11,459,636	8,483,649
Taxes other than income	2,414,191	3,118,708	191,896

Total operating expenses	17,833,694	16,390,600	10,502,673

Operating loss	(6,158,881)	(9,583,574)	(6,343,861)

Other Income:
Interest income	60,483	200,891	226,377
Allowance for other funds used during
construction	-	-	2,262,951

Total other income	60,483	200,891	2,489,328

Interest expense:
Interest	8,881,402	13,056,748	11,553,778
Allowance for borrowed funds used during
construction	-	(6,493)	(2,322,494)

Total interest expense	8,881,402	13,050,255	9,231,284

Net loss	$(14,979,800)	$(22,432,938)	$(13,085,817)

The accompanying notes are an integral part of these statements.

TransColorado Gas Transmission Company

Statements of Changes in Partners' Equity

	Questar TransColorado, Inc	KN TransColorado, Inc.	Total

Balances at January 1, 1999	$ 41,466,212	$ 42,808,485	$ 84,274,697
Capital contributions	3,000,000	3,000,000	6,000,000
Capital distributions	-	(1,644,059)	(1,644,059)
Net loss	(6,705,089)	(6,380,728)	(13,085,817)

Balances at December 31, 1999	37,761,123	37,783,698	75,544,821
Capital contributions	14,000,000	14,000,000	28,000,000
Net loss	(11,216,469)	(11,216,469)	(22,432,938)

Balances at December 3l, 2000	40,544,654	40,567,229	81,111,883
Capital contributions	104,700,000	104,700,000	209,400,000
Net loss	(7,489,900)	(7,489,900)	(14,979,800)

Balances at December 3l, 2001	$137,754,754	$137,777,329	$275,532,083

The accompanying notes are an integral part of these statements

TransColorado Gas Transmission Company

Statement of Cash Flows

	Years Ended December 31,
	2001	2000	1999

Cash flows from operating activities:
Net loss	$(14,979,800)	$(22,432,938)	$(13,085,817)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation	12,204,129	11,459,636	8,483,649
Allowance for other funds used during construction	-	-	(2,262,951)
Amortization of debt expense	221,053	282,887	263,078
Other non-cash charges and credits to income	-	-	386,539
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(778,650)	351,977	(274,699)
Increase in gas imbalances	-	-	(72,367)
(Decrease) increase in accounts payable	139,375	-	(1,298,100)
(Decrease) in accounts payable to affiliates	(625,346)	(19,198,099)	(17,162,420)
(Decrease) increase in interest payable	(2,300,718)	205,494	996,716
(Decrease) Increase in deferred gain on interest rate swap	(140,270)	(1,343,366)	1,483,636
Change in other assets and liabilities	895,221	2,903,995	(5,232)

Net cash used in operating activities	(5,365,006)	(27,770,414)	(22,547,968)

Cash flows from investing activities:
Capital expenditures	(1,286,385)	(3,000,166)	(29,885,598)
Allowance for other funds used during construction	-	-	2,262,951

Net cash used in investing activities	(1,286,385)	(3,000,166)	(27,622,647)

Cash flows from financing activities:
Capital contributions	209,400,000	28,000,000	6,000,000
Capital distributions	-	-	(1,644,059)
Proceeds from notes payable	-	-	40,000,000
Debt issuance costs	-	-	(147,851)
Repayment of long-term debt	(200,000,000)	-	-

Net cash provided by financing activities	9,400,000	28,000,000	44,208,090

Net increase (decrease) in cash and cash equivalents	2,748,609	(2,770,580)	(5,962,525)
Cash and cash equivalents - beginning of year	1,116,240	3,886,820	9,849,345

Cash and cash equivalents - end of year	$ 3,864,849	$ 1,116,240	$ 3,886,820

The accompanying notes are an integral part of these statements.

TransColorado Gas Transmission Company

Notes to Financial Statements

1. DESCRIPTION OF BUSINESS

TransColorado Gas Transmission Company ("TransColorado") is a general partnership formed for the purpose of installing and operating a natural gas transmission system within the states of Colorado and New Mexico. In June 1997, K N TransColorado, Inc. ("K N TransColorado"), a wholly owned subsidiary of Kinder Morgan, Inc. ("KMI"), and Questar TransColorado, Inc. ("QTI"), a wholly owned subsidiary of Questar Pipeline Company, purchased equal portions of the partnership interest in Phase II owned by El Paso Natural Gas Company ("El Paso"). K N TransColorado owns a 50 percent interest in Phase I. QTI purchased the remaining 50 percent interest in Phase I from El Paso. El Paso continued to operate Phase I until December 31, 1998, after which K N TransColorado became the operator.

The Federal Energy Regulatory Commission ("FERC") approved the TransColorado Pipeline which consists of a 295-mile natural gas pipeline and related facilities extending from approximately 30 miles east of Meeker, Colorado to Bloomfield, New Mexico. Gas flowing south through the pipeline moves onto the El Paso and Transwestern pipeline systems. Phase I of the Pipeline, which consists of the southernmost 25 miles, was constructed in 1996 and placed into service on December 13, 1996. Phase I receives gas from three coal seam natural gas treating plants located in the San Juan Basin of Colorado and New Mexico. Phase II of the Pipeline, which consists of the northernmost 270 miles, was constructed during 1998 and 1999 and placed into service on March 31, 1999. Phase II receives gas from pipeline and gathering system interconnections within the Piceance Basin of western Colorado.

TransColorado has a management committee, consisting of one representative from each partner, which establishes major policies. TransColorado's net income (loss) is divided 50 percent to K N TransColorado and 50 percent to Questar TransColorado, based on the partnership agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

(b) Revenue Recognition

Revenues are recognized in the period the services are provided or products are delivered.

(c) Accounting for Regulatory Activities

TransColorado is regulated by and subject to the regulations and accounting procedures of the FERC. In addition, TransColorado meets the criteria for application of and, accordingly, follows the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation for regulated enterprises. Regulatory assets and liabilities represent probable future revenues or expenses to TransColorado associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.

(d) Property, Plant and Equipment

Property, plant and equipment is stated at historical cost which, for constructed plant, includes indirect costs such as payroll taxes, fringe benefits, and administrative and general costs. Expenditures that increase capacities or extend useful lives are capitalized. Routine maintenance, repairs and renewal costs are expensed as incurred.

In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of TransColorado reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. As yet, no asset or group of assets have been identified for which the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset(s) and, accordingly, no impairment losses have been recorded. However, currently unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date. These impairment rules are retained by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superceded SFAS No. 121 effective January 1, 2002.

(e) Depreciation

Depreciation is computed using the straight-line method. Depreciation expense in the income statements for 2001, 2000 and 1999 was computed using annual rates of 3.99 percent.

(f) Allowance for Funds Used During Construction

Included in the cost of property, plant and equipment is an allowance for funds used during construction ("AFUDC"). AFUDC represents the estimated cost of capital funds during the construction period. AFUDC of approximately $4.6 million was capitalized during 1999 for amounts related to Phase II construction.

(g) Gas Transportation Imbalances

Gas transportation imbalances receivable and payable reflect gas volumes owed to TransColorado from its customers or by TransColorado to its customers and are valued at December average monthly index prices of $2.09 per MMbtu and $4.41 per MMbtu at December 31, 2001 and 2000, respectively. No contracts on TransColorado arose prior to the implementation of FERC Order No. 636. Gas transportation imbalance receivables and payables are equal in total and are offset in the statements of cash flows.

(h) Income Taxes

Income taxes are the responsibility of the partners and accordingly are not reflected in the financial statements of the partnership.

(i) Cash Flow Information

TransColorado considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest totaled $11.0 million, $13.9 million and $9.8 million in 2001, 2000 and 1999, respectively.

3. NOTES PAYABLE

In October 1998, TransColorado entered into a $200 million revolving credit agreement (the "Agreement") with a group of banks. Under this Agreement, borrowings were at the London Interbank Offered Rate ("LIBOR") plus 0.475 percent at the date of borrowing. The Agreement expired October 14, 2001. The average interest rate during 2001, 2000 and 1999 was 5.59 percent, 7.21 percent and 6.63 percent, respectively. At December 31, 2000, there was $200 million outstanding under the Agreement. The Agreement was guaranteed by Kinder Morgan, Inc. and Questar Pipeline Company. In October 2001, K N TransColorado and Questar TransColorado, Inc. each contributed $100 million to TransColorado and TransColorado repaid the $200 million outstanding under the Agreement.

4. FINANCIAL INSTRUMENTS

In January 1999, TransColorado entered into a 2-year interest rate swap agreement covering $100 million of notional principal whereby it paid a fixed rate of 4.95 percent quarterly in arrears; the counter party paid a LIBOR rate quarterly in arrears, which was reset every three months. This agreement was terminated in December 1999 at which time TransColorado received a lump sum pay-out of $1.5 million. The pay-out was amortized over the original term of the agreement. Concurrently with the termination, TransColorado entered into a 13-month interest rate swap agreement covering $100 million of notional principal whereby it paid a fixed rate of 6.28 percent quarterly in arrears; the counter party paid a LIBOR rate quarterly in arrears, which was reset every three months. This agreement was terminated in June 2000 at which time TransColorado received a lump sum pay-out of $0.3 million. The pay-out was amortized over the 13-month term of the agreement.

The estimated fair values of all financial instruments approximate their carrying amounts in the accompanying balance sheet.

5. REGULATORY MATTERS

On October 30, 1998, TransColorado filed a general rate case for rates to become effective the first day of service for Phase II. On December 18, 1998, the FERC issued a suspension order permitting rates to become effective on the in-service date of Phase II facilities subject to certain conditions. By order issued January 14, 2000, the settlement of TransColorado' s rate case in Docket No. RP99- 106 was approved with rates effective March 31, 1999, subject to refund pending the outcome of a cost and revenue report filed on February 1, 2001. The cost and revenue report includes actual accounting and operating data for the period covering March 31, 1999 through September 30, 2000, and provides the basis for final rates, which when approved will be effective retroactive to February 1, 2001. On May 17, 2001, the Administrative Law Judge in the proceeding certified TransColorado's May 3, 2001, "Notice and Request for Certification of Final Rates to the Commission and Motion for Shortened Comment Period."

6. LITIGATION

"K N TransColorado, Inc. v. Questar Corporation ("Questar"), et. al," Case No. 00-CV-129, District Court, Garfield County, Colorado. On June 15, 2000, K N TransColorado filed suit against Questar TransColorado and several of its affiliated Questar entities, asserting claims for breach of fiduciary duties, breach of contract, constructive trust, rescission of the partnership agreement, breach of good faith and fair dealing, tortious concealment, misrepresentation, aiding and abetting a breach of fiduciary duty, dissolution of the TransColorado partnership, and seeking a declaratory judgment, among other claims. The TransColorado partnership has been made a defendant for purposes of an accounting. The lawsuit stems from Questar's alleged failure to support the TransColorado partnership, together with its decision to seek regulatory approval for a project that competes with the Partnership, in breach of its fiduciary duties as a partner. K N TransColorado seeks to recover damages in excess of $152 million due to Questar's alleged breaches and, in addition, seeks punitive damages. In response to the complaint, on July 28, 2000, the Questar entities filed a counterclaim and third party claims against K N TransColorado and certain of its affiliates alleging breach of fiduciary duty, breach of covenant of good faith and fair dealing, fraud, tortious concealment, negligent misrepresentation, breach of contract and conspiracy. The claims allege, among other things, that the Kinder Morgan entities interfered with and delayed construction of the pipeline and made misrepresentations about marketing of capacity and breached their fiduciary duties as a partner. The Questar entities seek to recover damages in excess of $185 million for an alleged breach of fiduciary duty and other claims. Questar filed a motion to dismiss or stay the matter in deference of the jurisdiction of the Federal Energy Regulatory Commission. The judge denied Questar's motion. On December 15, 2000, the parties agreed to stay the exercise of a contractual provision purportedly requiring K N TransColorado to purchase Questar' s interest in the pipeline and to investigate the appointment of an independent operator for the pipeline during the litigation.

On January 31, 2001, the Court dismissed Questar' s counterclaims for breach of duty of good faith and fair dealing and for indemnity and contribution and dismissed Questar' s Third Party Complaint. On July 19, 2001, the Court granted K N TransColorado' s motion for summary judgment that: a) fiduciary duties existed between the partners; b) these fiduciary duties were not modified or waived; and c) the affiliates and Directors of Questar Pipeline Company and Questar TransColorado acting in their dual capacity had fiduciary obligations which required those individuals to disclose, to the partnership and the partners, information that affected the fundamental business purpose of the partnership. On August 14, 2001, the Court granted leave to Questar to file its First Amended Answer and Counterclaim, once a gain naming Kinder Morgan, Inc. as a counterclaim defendant, and making similar allegations as set forth above. Fact discovery and expert discovery have closed. Trial of the matter commenced on April 1, 2002. See Note 10.

"United States of America, ex rel., Jack J. Grynberg v. TransColorado Gas Transmission Company, et. Al.," Civil Action No. 97-D-1422, filed in the U.S. District Court, District of Colorado. This action was filed pursuant to the federal False Claims Act and involves allegations of mismeasurement of natural gas produced from federal and Indian lands. The Department of Justice has decided not to intervene in support of the action. The complaint is part of a larger series of similar complaints filed by Mr. Grynberg against 77 natural gas pipelines (approximately 330 other defendants). An earlier single action making substantially similar allegations against the pipeline industry was dismissed by Judge Hogan of the U.S. District Court of the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, Mr. Grynberg filed individual complaints in various courts throughout the country. These cases were consolidated by the Judicial Panel for Multidistrict Litigation, and transferred to the district of Wyoming. The consolidated action is styled as in "Re: Natural Gas Royalties Qui Tam Litigation," MDL Docket No. 1293. Motions to Dismiss were filed on November 19, 1999. On July 20, 2000 the United States of America filed a motion to dismiss those claims by Grynberg that deal with the manner in which defendants valued gas produced from federal leases.

Judge Downes denied the defendant's motion to dismiss on May 18, 2001. The defendants have requested a status conference.

"Quinque Operating Company, et. al. v. Gas Pipelines, et. al.," Case No. 99-1390-CM, United States District Court for the District of Kansas. This action was originally filed in Kansas State Court in Stevens County, Kansas as a class action against approximately 245 pipeline companies and their affiliates, including TransColorado. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. Subsequently, one of the defendants removed the action to Kansas Federal District Court. Thereafter, Kinder Morgan, Inc., on behalf of TransColorado, filed a motion with the Judicial Panel for Multidistrict Litigation to consolidate this action for pretrial purposes with the False Claim Act cases referred to above, because of common factual questions. On April 10, 2000, the MDL Panel ordered that this case be consolidated with the False Claims Act cases in the District of Wyoming. On January 12, 2001, the Federal District Court of Wyoming issued an oral ruling remanding the case back to the State Court in Stevens County, Kansas. On April 11, 2001, the Stevens County Court held a case management conference and set a schedule for preliminary motions practice. Personal jurisdiction discovery has commenced. Merits discovery has been stayed. On January 23, 2002, the defendants filed a motion to dismiss on grounds other than personal jurisdiction, and a motion to dismiss for lack of personal jurisdiction for non-resident defendants. TransColorado was recently voluntarily dismissed without prejudice by the Plaintiffs from the Quinque action on the basis that TransColorado does not measure gas at the wellhead for purposes of calculating royalties or for initially determining the volume and heating content of the gas.

TransColorado believes that it has meritorious defenses to all lawsuits and legal proceedings in which it is a defendant and will vigorously defend against them. Based on its evaluation of the above matters, TransColorado believes that the resolution of such matters will not have a material adverse effect on TransColorado's business, cash flows, financial position or results of operations.

21
7. RELATED PARTY TRANSACTIONS

Kinder Morgan, Inc. and affiliated entities and QTI charge TransColorado for non-labor costs incurred on behalf of TransColorado and for direct labor and related expenses for personnel who perform services for the benefit of TransColorado. A summary of amounts billed is as follows:

Years Ended December 31,

	2001	2000	1999

QTI	$ 144,132	$ 75,610	$25,040,214
KMI and affiliated entities	2,988,574	4,451,701	2,941,061

Total	$3,132,706	$4,527,311	$27,981,275

8. MAJOR CUSTOMERS

For the year ended December 31, 2001, revenues from two customers were approximately $4.1 million and $3.6 million, amounts that exceeded 10% of TransColorado' s total revenue. For the year ended December 31, 2000, revenues from three customers were approximately $3.2 million, $1.0 million, and $0.7 million, amounts that exceeded 10% of TransColorado' s total revenue. For the year ended December 31, 1999, revenues from three customers were approximately $3.2 million, $0.7 million and $0.5 million, amounts that exceeded 10% of TransColorado's total revenue.

9. RECENT ACCOUNTING PRONOUNCEMENT

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier applications are encouraged. TransColorado has not yet quantified the impacts of adopting this Statement on its financial position or results of operations.

10. SUBSEQUENT EVENTS (unaudited)

On October 23, 2002, KMI placed in escrow $105.5 million as the purchase price for the stock of QTI, to purchase its 50% interest in TransColorado Gas Transmission Company. Following the waiting period for the Hart-Scott-Rodino process, QTI withdrew the funds from the escrow account. The date of the withdrawal was November 29, 2002. This settles all outstanding litigation between QTI and KMI relating to TransColorado. Effective November 29, 2002, KMI owns 100% of TransColorado Gas Transmission Company.

Exhibit 99.3

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Questar Corporation (the "Company") on Form 10-KA for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Keith O. Rattie, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 20, 2002	By /s/Keith O. Rattie

Date	Keith O. Rattie President and Chief Executive Officer

December 20, 2002	By /s/S. E. Parks

Date	S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer

