Form 10-K
period 2002-12-31
QUESTAR CORP
filed 2003-03-27
CIK 751652

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 1-8796

QUESTAR CORPORATION
(Exact name of registrant as specified in its charter)

State of Utah (State or other jurisdiction of incorporation or organization)	87-0407509 (I.R.S. Employer Identification No.)
180 East 100 South, P.O. Box 45433, Salt Lake City, Utah (Address of principal executive offices)	84145-0433 (Zip code)
Registrant's telephone number, including area code: (801) 324-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, Without Par Value, with Common Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on February 28, 2003, was $2,257,946,193 (based on the closing price of such stock).

        On February 28, 2003, 82,259,784 shares of the registrant's common stock, without par value, were outstanding.

Documents Incorporated by Reference.    Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III. The sections of the Proxy Statement labeled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

TABLE OF CONTENTS

Heading
PART I
Items 1. and 2.	BUSINESS AND PROPERTIES
General
Market Resources, General
Market Resources, Exploration and Production
Properties
Market Resources, Gathering, Processing, Marketing, and Risk Management
Market Resources, Regulation
Market Resources, Competition and Customers
Regulated Services, Introduction
Regulated Services, Retail Distribution
Regulated Services, Transmission and Storage
Regulated Services, Other Services
Other Operations
Employees
Environmental Matters
Research and Development
Item 3.	LEGAL PROCEEDINGS
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6.	SELECTED FINANCIAL DATA
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11.	EXECUTIVE COMPENSATION
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14	EXHIBITS AND REPORTS ON FORM 8-K
GLOSSARY
SIGNATURES

FORM 10-K

ANNUAL REPORT, 2002

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

General

        Registrant Questar Corporation ("Questar" or "the Company") is an integrated natural gas company that is involved in the full spectrum of natural gas activities through two divisions—Market Resources and Regulated Services. Market Resources engages in energy development and production; gas gathering and processing; and wholesale gas and hydrocarbon liquids marketing, risk management, and storage. Regulated Services, through two primary subsidiaries, conducts interstate gas transmission and storage activities and retail gas distribution services. The Company is also involved in providing integrated information technology and communication data-hosting services.

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

        As is noted in the following chart, Questar's Market Resources unit includes a subholding company, Questar Market Resources, Inc. ("QMR"), which owns Wexpro Company ("Wexpro"), Questar Exploration and Production Company ("Questar E&P"), Questar Gas Management Company ("QGM"), and Questar Energy Trading Company ("QET"). Questar's Regulated Services unit also includes a subholding entity—Questar Regulated Services Company ("QRS")—in addition to Questar Gas, Questar Pipeline Company ("Questar Pipeline") and Questar Energy Services, Inc. ("QES").

        The Company's information technology and communication activities are conducted by Questar InfoComm, Inc. ("Questar InfoComm") which, in turn, currently owns approximately 89 percent of Consonus, Inc. ("Consonus").

        As a diversified provider of energy services, Questar believes that its structure enhances its operating flexibility to take advantage of the earnings growth potential of exploration and production operations, gathering and processing, and wholesale marketing as it continues to take advantage of opportunities to expand its regulated activities through customer additions, new pipeline projects, and expanding hub services. Questar's management is convinced that experience in the various activities along the natural gas value chain—production, gathering, processing, transportation, storage, and distribution—enable the Company to develop and implement strategies for taking advantage of opportunities associated with the expected demand for natural gas and for services relating to the effective use of natural gas. Questar intends to continue emphasizing the ownership of assets—reserves, pipelines, storage reservoirs, and distribution systems, and is committed to operating them efficiently.

        Financial information concerning the Company's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note 17 of the Notes to Consolidated Financial Statements under Item 8.

        The Company's activities are summarized below.

Market Resources, General.

        The Market Resources unit is the primary growth area within the Company. Over the next five years, Questar expects to spend approximately 60 percent of its total capital budget in Market Resources, primarily to expand oil and gas reserves through drilling and acquisitions; enlarge an infrastructure of gathering systems, processing plants, and storage facilities; and continue risk management activities. The diversity of activities within the group enhances a basic strategy to pursue complementary growth. As Questar E&P, for example, finds and acquires new reserves, QGM will have opportunities to expand gathering and processing activities, and QET will have more physical production to support its marketing and storage programs.

Market Resources, Exploration and Production

        The Company has been in the exploration and production ("E&P") business since its organization in 1935. Through the ensuing years, the Company's E&P activities have generated substantial economic benefits for the Company and its shareholders and customers and have expanded in size and geographic location. In 2002, QMR sold non-core reserves for attractive prices and expanded production volumes, but its financial results were negatively impacted by lower-than-expected natural gas prices, particularly in the Rocky Mountain region.

        Questar E&P, in its own name and through subsidiaries, conducts a blended program of low-cost development drilling and low-risk reserve acquisition. It has a large inventory of proved undeveloped properties. It will also continue to identify promising exploration prospects and farm them out to entities that are willing to assume the initial drilling risks. (Under farm out arrangements, a party acquires an economic interest in the underlying leases in exchange for assuming the risk and financial responsibility for initial drilling.)

        Questar E&P also maintains a geographical balance and diversity, while focusing its activities in core areas where it has accumulated geological knowledge and has significant expertise. Core areas of activity are the Rocky Mountain region primarily in Wyoming, Utah, and Colorado; and the Midcontinent region primarily in Oklahoma, Texas, Louisiana and Arkansas. During 2002, QMR sold nonstrategic properties in western Canada and the San Juan Basin of northwestern New Mexico and southwestern Colorado.

        Natural gas remains the primary focus of the Company's E&P operations. As of year-end 2002, the Company had proved reserves (excluding Questar Gas's cost-of-service reserves) of 950.4 billion cubic feet ("Bcf") of gas and 27.2 million barrels ("MMbbls") of oil and natural gas liquids ("NGL"), compared to 998.0 Bcf of gas and 31.1 MMbbls of oil and NGL as of the same date in 2001. (The 2001 numbers include Canadian reserves. When Canadian reserves are excluded, the Company had 936.1 Bcf of gas and 27.7 MMbbls of oil and NGL at year-end 2001.)    On an energy-equivalent ratio of six thousand cubic feet ("Mcf") of natural gas to one barrel ("Bbl") of crude oil, natural gas comprised approximately 85.4 percent of proved reserves (excluding cost-of-service reserves) at year-end 2002. Proved developed gas reserves constituted 56.9 percent of the total non-regulated proved gas reserves reported.

        The E&P group's drilling activities occurred in two core operating areas: Midcontinent and Rocky Mountains, including the Uinta Basin in eastern Utah and Pinedale Anticline in western Wyoming. During 2002, the E&P companies and Wexpro, on a combined basis, participated in 277 gross wells (158.1 net), compared to 337 gross wells (130.3 net) in 2001. The 277 wells included 217 gas wells, 10 oil wells, 7 dry holes and 43 wells in progress (drilling, waiting on completion, or being evaluated) at year-end. The overall drilling success (on a net well count basis) in 2002 was 98 percent, compared to 95 percent in 2001.

        QMR's Pinedale activities in 2002 continue to merit special emphasis. As of year-end 2002, Questar E&P and Wexpro reported 51 producing wells and two awaiting completion or drilling. Five wells currently producing from the Mesaverde Formation will also be completed in the Lance Formation. Drilling results and initial production tests confirmed reserve expectations of 4.8 to 8.0 Bcfe per well, depending on location and the number of formations drilled. As of December 31, 2002, the gross daily production capacity from the 51 QMR wells in Pinedale was estimated at 126 million cubic feet of gas equivalent ("MMcfe"), compared to 79 MMcfe as of year-end 2001.

        Questar E&P and Wexpro conduct drilling activities in Pinedale when government restrictions and weather conditions permit. On a combined basis, they have an approximate 60 percent average working interest in 14,800 acres in the Mesa Area of the Pinedale Anticline. The original Pinedale drilling program projected 135 to 150 locations, based on 80-acre spacing. The number of potential locations doubled when QMR determined that it was appropriate to drill on the basis of 40-acre spacing. Given the "tight" nature of the sands at Pinedale, QMR is reviewing the economic possibilities of moving to 20-acre spacing.

        QMR's activities in Pinedale illustrate its long-term approach. The underlying leasehold acreage was held by production as a result of three wells drilled much earlier. Pinedale gas reserves are contained in tight sands with a low permeability. While Questar E&P and Wexpro recognized the presence of gas at Pinedale, they did not drill additional wells on the leases until other companies developed new well completion techniques that hydraulically fractured tight sandstone formations over multiple intervals and successfully used such techniques to complete wells in similar tight reservoirs in a nearby field.

        Recently, Questar E&P and Wexpro have established production in the Mesaverde Formation that is geologically similar and immediately beneath the Lance Formation. It is expensive to drill wells in Pinedale; the cost reflects the completion depth of the wells, the need for special handling and multiple stimulations, and governmental orders that impose surface-use limitations and restrict drilling activities to the period between May and December.

        During 2002, QMR aggressively developed the Uinta Basin properties in eastern Utah obtained with the mid-2001 acquisition of Shenandoah Energy, Inc. ("SEI"). QMR drilled or participated in 150 wells in this region during 2002 and increased gross operated production capacity to 107 MMcfe per day by year-end 2002. Financial results were negatively affected by low prices that forced curtailment of production during part of the year. Questar E&P plans to continue drilling activities to maintain current production volumes and will pursue additional drilling to target unrecovered oil volumes from the Green River Formation in addition to gas volumes from the deeper Wasatch Formation.

        Questar E&P's gas production increased from 70.6 Bcf in 2001 to 79.7 Bcf in 2002, despite self-imposed curtailments in response to low Rockies prices. The increase in production was attributable to expanded development activities that more than offset the natural decline in some producing areas and the sale of producing reserves. Questar E&P received an average realized selling price of $2.58 per Mcf in 2002, compared to $3.21 per Mcf in 2001. (Realized prices reflect hedging activities.)

        Gas volumes are produced from two primary regions—the Midcontinent area and the Rocky Mountain area. Production from each of these areas is generally priced below the Henry Hub pricing center in Louisiana, reflecting demand and access to transportation, but prices were significantly higher in the Midcontinent area than in the Rocky Mountains.

        Prices for Rocky Mountain gas volumes declined significantly, reflecting a basis differential of more than $2 per Mcf during some months in 2002, compared to the normal basis differential of $.40-$.60 per Mcf. Prices fell to as low as $.72 per Mcf net-to-the-well for gas volumes, causing Questar E&P to shut in production. The increase in basis differential resulted from an increase in production volumes in the Rocky Mountain area with no expansion of transportation capacity to markets outside the region. Kern River Gas Transmission Company ("Kern River") is currently expanding its pipeline system that transports gas from southwestern Wyoming to the California markets. This expansion is scheduled to be in service by mid-2003 and should relieve the problem for the next several years.

        QMR, through QET, is committed to hedging production volumes to remove some volatility from realized prices and resulting net income. For 2003, QMR (excluding cost-of-service volumes) has hedged over 90 percent of production from proved developed producing reserves in the Rocky Mountain area for an average price of $3.04 per Mcf. See Item 7 and Notes 1 and 11 of the Notes to Consolidated Financial Statements in Item 8.

        During 2002, the E&P companies produced 2.8 MMbbls of oil and NGL, compared to 2.5 MMbbls in 2001. The production was sold at an average net realized price of $20.39 per barrel in 2002, compared to $19.22 per barrel in 2001. These prices reflect hedges; unhedged prices for crude oil were higher than hedged prices in 2002 ($22.93 per barrel compared to $20.39 per barrel.)

        Questar E&P continued to generate Section 29 tax credits during 2002, which is the last year that such credits were available under current law. These tax credits are available for production from wells that meet specified criteria, including a requirement that drilling of the wells was commenced prior to January 1, 1993. Eligible properties are often referred to as "tight sands," "coal seams," or "low permeability formations" from which it is generally less economic to produce gas. During 2002, Questar E&P recorded $4.9 million in Section 29 credits, compared to $5.0 million in 2001

        The production of oil and gas is subject to regulation by appropriate federal and state agencies in the United States. In general, these regulatory agencies are authorized to make and enforce regulations to prevent waste of oil and gas, protect the correlative rights and opportunities to produce oil and gas by owners of a common reservoir, and protect the environment. Many leases held or operated by the E&P group are federal leases subject to additional regulatory requirements. As illustrated by the actions taken by the Bureau of Land Management for Pinedale, agencies are generally imposing more restrictions on access to leasehold acreage, thereby increasing the planning time to obtain drilling permits and limiting the E&P group's flexibility to adapt quickly to increase drilling activity.

        Questar E&P maintains regional offices in Denver, Colorado; Tulsa, Oklahoma; and Oklahoma City, Oklahoma.

        Wexpro Company.    Wexpro was incorporated in 1976 as a subsidiary of Questar Gas. Questar Gas's efforts to transfer producing properties and leasehold acreage to Wexpro resulted in protracted regulatory proceedings and legal adjudications that ended with a court-approved settlement agreement that was effective August 1, 1981.

        Wexpro, unlike Questar E&P, does not acquire leasehold acreage for exploration activities. It conducts gas and oil development and production activities on certain producing properties located in the Rocky Mountain region under the terms of the settlement agreement. (The terms of the settlement agreement are described in Note 16 of the Notes to Consolidated Financial Statements under Item 8.) Wexpro produces gas from specified properties for Questar Gas and is reimbursed for its costs plus a return on its successful investment. The after-tax return, which is calculated on net investment adjusted for working capital and deferral taxes, averaged 20.5 percent in 2002. Wexpro's allowed return is adjusted annually based on a specified formula in the settlement agreement. At year-end 2002, Wexpro's net investment base adjusted for working capital and deferred taxes was $164.5 million compared to $161.3 million at year-end 2001. Under the terms of the settlement agreement, Wexpro bears all dry hole costs. The settlement agreement is monitored by the Utah Division of Public Utilities, the staff of the Public Service Commission of Wyoming and experts retained by these agencies.

        The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices. Cost-of-service gas, plus the gas attributable to royalty interest owners, satisfied 45 percent of Questar Gas's system requirements during 2002. Questar Gas relies upon Wexpro's drilling program to develop the properties from which the cost-of-service gas is produced. During 2002, the average wellhead cost (net of revenue credits) of Questar Gas's cost-of-service gas was $2.28 per decatherm ("Dth"), which was lower than Questar Gas's average price for field-purchased gas.

        Wexpro participates in drilling activities in response to the demands of other working interest owners, to protect its rights, and to meet the needs of Questar Gas. Wexpro, in 2002, produced 44.2 Bcfe of natural gas and hydrocarbon liquids from Questar Gas's cost-of-service properties and added reserves of 58.7 Bcfe through drilling activities and reserve estimate revisions.

        Wexpro, under the terms of the Wexpro agreement, owns oil-producing properties. The revenues from the sale of crude oil produced from such properties are used to recover operating expenses and provide Wexpro with a return on its investment. In addition, Wexpro receives 46 percent of any residual income. The remaining income is received by Questar Gas and is used to reduce natural gas costs reflected in customer rates.

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

Properties

        Reserves.    The following table sets forth Questar E&P's estimated proved reserves, the estimated future net revenues from the reserves and the standardized measure of discounted net cash flows as of December 31, 2002. These proved reserve volumes do not include cost-of-service reserves managed and developed by Wexpro for Questar Gas. The reserves were collectively estimated by Ryder Scott Company; H. J. Gruy and Associates, Inc.; Netherland, Sewell & Associates, Inc.; and Malkewicz Hueni Associates, Inc., independent petroleum engineers. QMR does not have any long-term supply contracts with foreign governments, or reserves of equity investees or of subsidiaries with a significant minority interest. All properties are located in the United States due to the sale of Canadian properties in the last half of 2002.

December 31, 2002
Estimated proved reserves
Natural gas (Bcf)	950.4
Oil and NGL (MMbbls)	27.2
Total proved reserves (Bcfe)	1,113.4
Proved developed reserves (Bcfe)	660.0
Estimated future net revenues before future income taxes (in thousands)(1)	$2,576,332
Standardized measure of discounted net cash flows (in thousands)(2)	$899,626

(1)
Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, using average year-end 2002 prices of $3.34 per Mcf for natural gas and $28.46 per barrel for oil and NGL, net of estimated production and development costs (but excluding the effects of general and administrative expenses; debt service; depreciation, depletion and amortization; and income tax expense).

(2)
The standardized measure of discounted net cash flows prepared by the Company represent the present value of estimated future net revenues after income taxes, discounted at 10 percent.

        Estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document are estimates.

        Reference should be made to Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information pertaining to the Company's proved natural gas and oil reserves as of the end of each of the last three years.

        QMR will file estimated reserves as of December 31, 2002, with the Energy Information Administration in the Department of Energy on Form EIA-23. Although QMR uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

        The following charts illustrate QMR's reserve statistics for the years ended December 31, 1998 through 2002:

Gas and Oil Reserves (Bcfe)*

Year	Year-End Reserves	Annual Production	Reserve Life (Years)
1998	574.1	65.3	8.8
1999	597.6	76.6	7.8
2000	730.1	82.3	8.9
2001	1,184.4	85.6	13.8
2002	1,113.4	96.3	11.6

*
Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

Proportion of Proved Developed to Proved Reserves
and Proportion of Gas Reserves (Bcfe)*

Year	Total Proved Reserves	Proved Developed Reserves	Proved Developed Percent of Total	Natural Gas Percentage of Proved Reserves
1998	574.1	506.0	88%	85%
1999	597.6	503.9	84%	86%
2000	730.1	566.4	78%	88%
2001	1,184.4	719.7	61%	84%
2002	1,113.4	660.0	59%	85%

*
Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

  Geographic Diversity of Producing Properties

        The following table summarizes proved reserves by the Company's major operating areas at December 31, 2002:

	Proved Reserves*	Percent of Total
	(Bcfe)
Midcontinent	273.5	25%
Rocky Mountain Region (excluding Pinedale and Uinta Basin)	128.7	11%
Pinedale Anticline	321.1	29%
Uinta Basin	390.1	35%

	1,113.4	100%

*
Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

        Production.    The following table sets forth the Company's net production volumes, the average sales prices per Mcf of gas, per barrel of oil and per barrel of NGL produced, and the production cost per Mcfe for the years ended December 31, 2002, 2001, and 2000, respectively. Production costs include direct lifting costs (labor, repairs and maintenance, materials, supplies and workovers), and the costs of administration of production offices, insurance and property and severance taxes, but is exclusive of depreciation and depletion applicable to capitalized lease acquisitions, exploration and development expenditures.

	Year ended December 31,
	2002	2001	2000
United States (excluding cost-of-service activities)
Volumes produced and sold
Gas (Bcf)	74.9	63.9	61.7
Oil and NGL (MMbbl)	2.3	1.8	1.5
Average realized selling price (includes hedges)
Gas (per Mcf)	$2.61	$3.21	$2.80
Oil and NGL (per Bbl)	20.26	18.14	19.61
Average selling Price (without hedges)
Gas (per Mcf)	$2.17	$3.83	$3.32
Oil and NGL (per Bbl)	23.31	23.45	27.66
Production costs per Mcfe
Lease operating expense	$.51	$.55	$.42
Production taxes	.20	.29	.27

Production cost per Mcfe	$.71	$.84	$.69

	Year ended December 31,
	2002	2001	2000
Canada
Volumes produced and sold
Gas (Bcf)	4.8	6.7	7.3
Oil and NGL (MMbbls)	.5	.7	.7
Average realized selling price (includes hedges)(1)
Gas (per Mcf)	$2.22	$3.25	$2.83
Oil and NGL (per Bbl)	21.03	21.98	22.29
Average selling price (without hedges)(1)
Gas (per Mcf)	$2.22	$3.98	$3.05
Oil and NGL (per Bbl)	21.03	22.35	7.15
Production costs per Mcfe(1)
Lease operating expense	$.92	$.74	$.72
Production taxes			.03

Production cost per Mcfe	$.92	$.74	$.75

Cost of Service (Wexpro-operated)
Volumes produced
Gas (Bcf)	41.2	37.9	41.5
Oil and NGL (MMbbl)	.5	.5	.6

(1)
In United States dollars.

        Productive Wells.    The following table summarizes QMR's productive wells as of December 31, 2002.(1)(2) All of these wells are located in the United States.

(1)
Although many of QMR's wells produce both gas and oil, a well is categorized as either a gas well or an oil well based upon the ratio of gas to oil production volumes.

(2)
Each well completed to more than one producing zone is counted as a single well. There were 55 gross wells with multiple completions.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net
3,427	1,598	885	485	4,312	2,083

        QMR also holds numerous overriding royalty interests in gas and oil wells, a portion of which are convertible to working interests after recovery of certain costs by third parties. After converting to working interests, these overriding royalty interests will be included in QMR's gross and net well count.

        Leasehold Acreage.    The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2002. "Undeveloped Acreage" includes (i) leasehold interests that already may have been classified as containing proved undeveloped reserves; and (ii) unleased mineral interest acreage owned by the Company. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding royalty, and other similar interests.

Leasehold Acreage—December 31, 2002

	Developed(1)		Undeveloped(2)		Total
	Gross	Net	Gross	Net	Gross	Net
United States
Arizona	—	—	480	450	480	450
Arkansas	32,322	10,513	510	400	32,832	10,913
California	344	112	3,376	1,137	3,720	1,249
Colorado	160,594	111,941	218,306	96,979	378,900	208,920
Idaho	—	—	44,174	10,642	44,174	10,642
Illinois	172	39	14,267	3,989	14,439	4,028
Indiana	—	—	1,620	466	1,620	466
Kansas	134	134	16,000	3,772	16,134	3,906
Kentucky	—	—	13,723	5,468	13,723	5,468
Louisiana	14,436	9,186	1,230	1,170	15,666	10,356
Michigan	—	—	6,200	1,266	6,200	1,266
Minnesota	—	—	313	104	313	104
Mississippi	2,862	1,902	1,334	668	4,196	2,570
Montana	25,285	10,186	308,989	56,590	334,274	66,776
Nevada	320	280	680	542	1,000	822
New Mexico	84,273	67,066	36,101	14,879	120,374	81,945
North Dakota	1,013	371	144,312	21,532	145,325	21,903
Ohio	—	—	202	43	202	43
Oklahoma	1,469,170	258,418	63,678	39,702	1,532,848	298,120
Oregon	—	—	43,868	7,670	43,868	7,670
South Dakota	—	—	204,398	107,828	204,398	107,828
Texas	152,409	50,765	60,254	46,360	212,663	97,125
Utah	79,046	63,915	250,432	124,190	329,478	188,105
Washington	—	—	26,631	10,149	26,631	10,149
West Virginia	969	114	—	—	969	114
Wyoming	228,757	143,157	441,097	255,565	669,854	398,722

Total	2,252,106	728,099	1,902,175	811,561	4,154,281	1,539,660

(1)
Developed acres are acres assignable to productive wells.

(2)
Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves

        Substantially all the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

	Acres Expiring
	Gross	Net
Twelve Months Ending
December 31, 2003	118,371	49,697
December 31, 2004	113,767	51,684
December 31, 2005	82,988	46,863
December 31, 2006	84,171	43,651
December 31, 2007 and later	1,502,878	619,666

        Drilling Activity.    The following table summarizes the number of development and exploratory wells drilled by the QMR, including the cost-of-service wells drilled by Wexpro, during the years indicated.

	Year Ended December 31,
	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Development Wells
United States
Completed as natural gas wells	206	143.9	238	110.4	211	79.8
Completed as oil wells	9	7.0	13	9.6	9	1.4
Dry holes	5	2.4	11	4.3	12	5.0
Waiting on completion	29	—	46	—	36	—
Drilling	6	—	10	—	14
Canada
Competed as natural gas wells	8	2.1	7	1.8	11	1.1
Completed as oil wells	1.2		2.5		8	2.3
Dry holes	1.4		1.1		2	1.1
Waiting on completion	1	—	—	—	2	—
Drilling	—	—	—	—	1	—

Total Development Wells	266	156.0	328	126.7	306	90.7

	2002		2001		2000
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
United States
Completed as natural gas wells	2.6		1.4		—	—
Completed as oil wells	—	—	—	—	—	—
Dry holes	1	1.0	1.4		5	2.0
Waiting on completion	6	—	—	—	—	—
Drilling	—	—	—	—	1	—
Canada
Competed as natural gas wells	1.5		1.5		1.2
Completed as oil wells	—	—	1.4		1.2
Dry holes	—	—	5	1.9	2.9
Drilling	1	—	—	—	—	—

Total Exploratory Wells	11	2.1	9	3.6	10	3.3

Total Wells	277	158.1	337	130.3	316	94.0

        Operation of Properties.    The day-to-day operations of gas and oil properties are the responsibility of an operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs field personnel and performs other functions. The charges under operating agreements customarily vary with the depth and location of the well being operated.

        When operating wells, Questar E&P and Wexpro receive reimbursement for direct expenses incurred in the performance of duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged in the area to or by unaffiliated third parties. In presenting its financial data, Questar E&P records the monthly overhead reimbursement as a reduction of general and administrative expense, which is a common industry practice. Wexpro records the reimbursement as a reduction of operating and maintenance expenses subject to the settlement agreement.

        Title to Properties.    Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the gas and oil industry, liens for current taxes not yet due and, in some instances, other encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

        As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, generally including a title opinion by outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

Market Resources, Gathering, Processing, Marketing, and Risk Management

        QGM conducts gathering and processing activities in the Rocky Mountain and Midcontinent areas. Its activities are not subject to regulation by the Federal Energy Regulatory Commission (the "FERC") because the Natural Gas Act of 1938 specifically provides that the FERC's jurisdiction does not extend to facilities involved in the production or gathering of natural gas.

        The year 2002 was the first full year of operation for Rendezvous Gas Services ("Rendezvous"), which is a joint venture that was developed by QGM and Western Gas Resources, Inc. ("Western Gas") to build and operate new gathering and compression facilities in the Green River Basin of southwestern Wyoming. This basin includes the Pinedale Anticline area in which Questar E&P and Wexpro have developed reserves as well as the Jonah field and other producing areas south of Pinedale. Rendezvous delivers gas volumes from this area for processing and blending to the Blacks Fork plant owned by QGM and to the nearby Granger plant owned by an affiliate of Western Gas.

        In late 2002, QGM purchased the remaining 50 percent interest in the Blacks Fork processing plant that has a daily capacity of 84 MMcf and could be expanded to handle additional volumes gathered by Rendezvous. A processing plant strips NGL such as ethane, propane and butane from natural gas volumes to enable the producers to meet pipeline specifications for their gas volumes and to capitalize on historically higher prices for NGL when compared to equivalent volumes of natural gas. QGM recovered 23.4 million gallons (MMgal) of product in 2002 compared to 18.2 MMgal in 2001. QGM and Wexpro jointly own a processing facility located in the Canyon Creek area of southwestern Wyoming that has processing capacity of 43 MMcf per day. QGM also owns interests in several other processing plants in the Rocky Mountain and Midcontinent areas. As a consequence of a 2002 merger with an affiliate, QGM currently is responsible for the gathering and processing operations in the Uinta Basin of eastern Utah.

        A majority of QGM's gathering systems were originally built as part of a regulated enterprise. They consist of 1,411 miles of gathering lines, compressor stations, field dehydration plants and measuring stations and was largely built to gather production from Questar Gas's cost-of-service properties. Under a contract with Questar Gas, QGM is obligated to gather the cost-of-service production for the life of the properties. During 2002, QGM gathered 40.7 million decatherms ("MMdth") of cost-of-service gas for Questar Gas, compared to 37.2 MMdth in 2001.

        QGM also gathers gas for affiliates within QMR and for nonaffiliated customers. During 2002, QGM gathered 38.1 MMdth for QMR affiliates, compared to 27.0 MMdth in 2001, and gathered 112.2 MMdth for nonaffiliated customers, compared to 91.7 MMdth in 2001. (These numbers do not include any gas volumes for Rendezvous.)

        QET conducts energy marketing activities. It combines gas volumes purchased from third parties and equity production (production that is owned by affiliates) to build a flexible and reliable portfolio. QET aggregates supplies of natural gas for delivery to large customers, including industrial users, municipalities, and other marketing entities. During 2002, QET marketed a total of 83.8 equivalent MMdth ("EMMdth") of third party natural gas, compared to 91.8 EMMdth in 2001 and earned a margin of $0.199 per equivalent Dth, compared to $0.149 per equivalent Dth in 2001.

        QET uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing transactions. It executed hedges for equity production on behalf of the Questar E&P group with a variety of contracts for different periods of time. QET does not engage in speculative hedging transactions. (See Notes 1 and 11 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information relating to hedging activities.)

        As a wholesale marketing entity, QET concentrates on markets in the Pacific Northwest, Rocky Mountains, and Midwest that are close to reserves owned by affiliates or accessible by major pipelines. It has contracted for firm-transportation capacity on pipelines and firm-storage capacity at Clay Basin.

        QET, through a limited liability company in which it has a 75 percent interest, operates the Clear Creek storage facility located in southwestern Wyoming. This facility has 3 Bcf of working capacity and is connected with pipelines owned by Questar Pipeline, Overthrust Pipeline Company, The Williams Companies, and Kern River.

Market Resources, Regulation

        QMR's operations are subject to various levels of government controls and regulation in the United States at the federal, state, and local levels. Such regulation includes requiring permits for the drilling and production of wells; maintaining bonding requirements in order to drill or operate wells; submitting and implementing spill prevention plans; filing notices relating to the presence, use and release of specified contaminants incidental to oil and gas production; and regulating the location of wells, the method of drilling and casing wells, surface usage and restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production. QMR's operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, and the unitization or pooling of oil and gas properties. State conservation laws establish the maximum rates of production from wells, generally prohibit the venting or flaring of gas and impose requirements for the ratable purchase of production.

        Some of QMR's leases, including many of its leases in the Rocky Mountain area, are granted by the federal government and administered by federal agencies. These leases require compliance with detailed regulations on such things as drilling and operations and the calculation and payment of royalties.

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

        Transportation capacity can also have a significant impact on gas prices. The Rocky Mountain region produces more gas volumes than it can use, making it necessary to transport such volumes to markets outside the region. The lack of pipeline capacity or bottlenecks in pipeline systems can depress prices, as evidenced by the basis differential problems in the second and third quarters of 2002.

        Questar E&P sells natural gas production to a variety of customers including pipelines, gas marketing firms, industrial users, and local distribution companies. QMR rigorously evaluates counterparty credit and may require financial guarantees from parties that fail to meet its credit criteria. Crude volumes are sold to refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties. In the event pipeline facilities are not available, crude oil is trucked to storage, refining, or pipeline facilities.

Regulated Services, Introduction

        Questar's Regulated Services segment includes Questar Gas, a retail distribution utility; Questar Pipeline, an interstate pipeline and storage entity; QES, an entity engaged in retail energy services, particularly energy management services; and QRS, a subholding company that is the direct parent of such entities and provides services to them. All members of the Regulated Services group have common officers and share service functions, e.g., marketing, planning, business development, engineering, legal, regulatory affairs, accounting, and budgeting. All Regulated Services employees share base and incentive compensation programs and are expected to work together to improve customer service and operating efficiency. The integration of the entities has resulted in lower operating and maintenance costs and better coordination of activities and projects.

Regulated Services, Retail Distribution

        Customers and Deliveries.    Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming, and a small portion of southeastern Idaho. As of December 31, 2002, it was serving 750,128 sales and transportation customers, a 2.5 percent increase from the 731,900 customers as of year-end 2001. (Customers are defined in terms of active meters.)

        Over 96 percent of Questar Gas's customers live in Utah. As of mid-2001, Questar Gas is the only gas distribution public utility in Utah. Questar Gas distributes gas to customers in the major populated areas of Utah, commonly referred to as the Wasatch Front in which the Salt Lake metropolitan area, Provo, Ogden, and Logan are located. It also serves customers throughout the state with Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Richfield, Cedar City, and St. George as the primary cities. Questar Gas supplies natural gas in the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston.

        Questar Gas added 18,228 customers in 2002, compared to 27,271 new customers added in 2001. (The 2001 figure includes 10,500 customers acquired as a result of purchasing two smaller utilities.) Utah's population is still growing faster than the national average, although the rate of growth is slowing down.

        Questar Gas has the necessary regulatory approvals granted by the Public Service Commission of Utah ("PSCU"), Public Service Commission of Wyoming ("PSCW"), and the Public Utilities Commission of Idaho ("PUCI") to serve these areas. It also has long-term franchises granted by communities and counties within its service area.

        Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 115 Dth per year) consumes over 77 percent of his total gas requirements in the coldest six months of the year. Questar Gas's revenue forecasts used to set rates are based on normal temperatures. As measured in degree days, temperatures in Questar Gas's service area were 8 percent colder than normal in 2002, which followed eight consecutive years of warmer than normal weather.

        Questar Gas has a weather normalization mechanism for its general service customers in Utah and Wyoming. The mechanism, which has been in effect since 1997, adjusts the non-gas portion of a customer's monthly bill as the actual degree-days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year. Consequently, the mechanism also reduces fluctuations in Questar Gas's revenues.

        During 2002, Questar Gas sold 90.8 MMdth to residential and commercial customers, compared to 83.7 MMdth in 2001. General service sales to residential and commercial customers were responsible for 87.6 percent of Questar Gas's total revenues in 2002. The increase in sales volumes reflects colder weather and increased customers. Customers, however, are continuing to decrease their usage on a temperature-adjusted basis as they use more efficient gas-burning appliances and respond to higher commodity prices with conservation measures. Usage per customer has decreased by an average of three percent over the last several years.

        Questar Gas has designed its distribution system and annual gas supply plan to handle design-day demand requirements. It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather. For the 2002-03 heating season, Questar Gas used a design-day demand of 1.084 Bcf for firm sales customers. Questar Gas is also obligated to have pipeline capacity, but not gas supply, for firm-transportation customers. Questar Gas's management believes that the distribution system is adequate to meet the demands of its firm customers, but will continue to contract for new long-term pipeline capacity in response to anticipated customer growth.

        Questar Gas also provides transportation service. Transportation service is attractive to customers that can buy volumes of gas directly from producers and have such volumes transported at aggregate prices lower than Questar Gas's sales rates.

        Questar Gas's largest transportation customers, as measured by revenue contributions in 2002, are the Gadsby plant operated by Scottish Power (electric utility) in Salt Lake City; the mineral extraction operations of Magnesium Corporation of America in Tooele County, west of Salt Lake City; and the Kennecott copper processing operations, located in Salt Lake County. These customers contributed $2.5 million, or approximately 35 percent, of the $7.2 million in revenue Questar Gas received for industrial transportation. During 2002, Questar Gas's total industrial deliveries, including both sales and transportation, declined from 65.3 MMdth in 2001 to 57.2 MMdth, reflecting the economic recession and the loss of a customer (Geneva Steel) that filed for bankruptcy and suspended operations.

        Gas Supply.    Questar Gas's competitive position has been strengthened as a result of owning natural gas producing properties. During 2002, it satisfied 45 percent of its system requirements with the cost-of-service gas produced from such properties. These properties are operated by Wexpro, and the gas produced from such properties is transported by Questar Pipeline. Questar Gas's investment in these properties is included in its utility rate base.

        Questar Gas had estimated reserves of 442.3 Bcfe as of year-end 2002, compared to 427.8 Bcfe as of year-end 2001. The average wellhead cost associated with Questar Gas's cost-of-service reserves was below the cost of field-purchased gas. During 2002, Questar Gas recorded $1.7 million in Section 29 tax credits associated with production from wells on its cost-of-service properties that qualify for such credits. (These tax credits are not available after 2002.) Questar Gas believes that it is important to continue owning gas reserves, producing them in a manner that will serve the best interests of its customers, and satisfying a significant portion of its supply requirements with gas produced from such properties.

        Questar Gas uses storage capacity at Clay Basin (a base-load storage facility owned and operated by Questar Pipeline) to provide flexibility for handling gas volumes produced from cost-of-service properties. It stores gas at Clay Basin during the summer and withdraws it during the heating season.

        Questar Gas has a balanced and diversified portfolio of gas supply contracts with suppliers located in the Rocky Mountain states of Wyoming, Colorado, and Utah. Questar Gas has regulatory approval to include costs associated with hedging activities in its balancing account for pass-through treatment. When filing its most recent pass-through application with the PSCU, Questar Gas reported using a blend of fixed-price contracts, price-indexed contracts, and price-capped contracts as well as spot purchases to fulfill its purchased-gas supply requirements. In this same application, Questar Gas estimated that its average cost of purchased gas for 2003 would be $2.99 per Dth for gas delivered to the upstream pipeline, compared to the $2.94 price it was quoting a year earlier.

        Competition.    Questar Gas has historically enjoyed a favorable price comparison with all energy sources used by residential and commercial customers except coal and occasionally fuel oil. This historic price advantage, together with the convenience and handling advantages associated with natural gas, has permitted Questar Gas to retain approximately 90 percent of the residential space and water heating markets in its service area and to distribute more energy, in terms of Btu content, than any other energy supplier to residential and commercial markets in Utah. Questar Gas has close to 100 percent of the space heating and water heating offered in new homes within its service area that are connected to its system.

        Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers. It does compete with other energy sources. It continues to monitor its competitive position, in terms of commodity costs and efficiency of usage, with other energy sources.

        Questar Gas is also interested in Utah's economic development in order to enhance market growth and is encouraging the use of natural gas in additional appliances. Its market share for other gas appliances, e.g., ranges and dryers, has historically been less than 35 percent, which is significantly lower than its 90 percent market share for furnaces and water heaters. Questar Gas continues to focus marketing efforts to develop incremental load in existing homes and new construction.

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

        The Kern River pipeline, which was built to transport gas from southwestern Wyoming to Kern County, California, runs through portions of Questar Gas's service area and provides an alternative delivery source for transportation customers. The existence of this interstate pipeline system has made it possible for Questar Gas to take delivery of additional supplies to meet increasing demand.

        Regulation.    As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW. (Questar Gas's customers in Idaho are served under the provisions of its Utah tariff. Pursuant to a special contract between the PUCI and the PSCU, rates for Questar Gas's Idaho customers are regulated by the PSCU.) Questar Gas's natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions. It is authorized to earn a return on equity of 11.2 percent in Utah (recently increased from 11.0 percent) and 11.83 percent in Wyoming.

        On December 30, 2002, the PSCU issued an order in Questar Gas's general rate case that was originally filed in May of 2002. The order authorized Questar Gas to increase its annual rates by $11,162,550, which reflects an allowed rate of return on equity of 11.2 percent. The PSCU also approved a stipulation that had been reached earlier in the case dealing with all revenue issues except the cost of common equity and capital structure and reflecting a test year primarily based on calendar year 2002. In addition to resolving revenue issues, the approved stipulation changes Questar Gas's accounting for contributions in aid of construction, and provides for the establishment of special groups to review cost allocation/rate-design issues, including a mechanism to deal with declining usage per customer, and demand side management issues. In its order, the PSCU also approved Questar Gas's capital structure.

        The PSCU on August 14, 2002, also authorized Questar Gas to recover $3.76 million, plus interest, for costs associated with removing carbon dioxide from natural gas volumes for the period from June 1, 1999 to August 10, 2002. The PSCU's order was issued after the Utah Supreme Court, in a decision issued on October 23, 2001, determined that the PSCU was not precluded from considering Questar Gas's 1999 request for pass-through treatment of such costs according to previously approved balancing account procedures and remanded the case to the PSCU for a decision on the merits of the case.

        Questar Gas is still involved in another appeal concerning its processing costs. After the PSCU granted permission for it to recover a portion of such costs on a prospective basis in its 2002 general rate case, the Committee of Consumer Services filed an appeal from such order. This case has not been heard.

        Both the PSCU and the PSCW have authorized Questar Gas to use a balancing account procedure for changes in the cost of natural gas, including supplier non-gas costs, and to reflect changes on at least a semi-annual basis. In the last pass-through applications that became effective January 1, 2003, Questar Gas was allowed to reflect annualized gas costs of $336,707,257 in its Utah rates and $13,072,563 in its Wyoming rates. The typical residential customer in Utah will have an annual bill of $673.89, using rates in effect as of January 1, 2003, compared to an annual bill of $681.02, using rates in effect as of January 1, 2002. The PSCW and PSCU have allowed Questar Gas to reflect the decreases.

        Questar Gas continues to be concerned about the effect of its declining use per customer and its return on equity authorized by the PSCU. Consequently, Questar Gas may determine to file another general rate case in Utah during 2003.

        During its 2003 session, the Utah state legislature adopted statutory provisions that should benefit Questar Gas and other utilities serving Utah customers. These provisions require the PSCU to use a "test year" that is most representative of conditions when new rates become effective, allowing the use of a test year that extends 20 months from the date of filing; encourage settlements by strengthening and simplifying settlement negotiation procedures; and limit the binding effect of regulatory orders to the utility specifically involved in such orders.

        The Pipeline Safety Improvement Act of 2002 imposes new requirements on Questar Gas and Questar Pipeline. The new act tightens federal inspections and safety requirements and increases civil penalties that may be assessed by the Department of Transportation. The new safety requirements include integrity assessments of all interstate and intrastate pipelines located in high-density population areas.

        Miscellaneous.    Questar Gas owns and operates distribution systems throughout its Utah, Wyoming and Idaho service areas and has a total of 22,815 miles of street mains, service lines, and interconnecting pipelines. Questar Gas has a major operations center located in Salt Lake City, Utah. It also owns operations centers, field offices, and service center facilities throughout other parts of its service area. The mains and service lines are constructed pursuant to franchise agreements or rights-of-way. Questar Gas has fee title to the properties on which its operation and service centers are constructed.

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

        Transmission System.    Questar Pipeline, as an open-access pipeline, transports gas for affiliated and unaffiliated customers. It also owns and operates the Clay Basin storage facility, which is a large underground storage project in northeastern Utah, and other underground storage operations in Utah and Wyoming. In late 2002, Questar Pipeline, through a subsidiary, acquired the final 10 percent partnership interest and now owns 100 percent of Overthrust Pipeline Company ("Overthrust").

        Questar Pipeline's transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas. It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple connections to other major pipeline systems and access to major producing areas. Questar Pipeline's transmission system connects with the transmission systems of Colorado Interstate Gas Company ("CIG"), the middle segment (commonly referred to as "WIC") of the Trailblazer pipeline system, The Williams Companies, Inc. ("Williams"), Kern River, and the TransColorado pipeline owned by Kinder Morgan, Inc. These connections provide access to markets outside Questar Gas's service area and allow Questar Pipeline to transport gas for nonaffiliated customers.

        Questar Pipeline's transmission system includes 2,466 miles of transmission lines that interconnect with other pipelines and link producers of natural gas with Questar Gas's distribution operations in Utah and Wyoming. (The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas and the 488 miles of the Southern Trails system in service.) Its core system includes two major segments, often referred to as the northern and southern systems; the northern system segment extends from northwestern Colorado through southwestern Wyoming into northern Utah, and the southern system segment extends from western Colorado to Payson in central Utah. The two portions are linked together and have significant connections with other pipeline systems, making it a fully integrated system.

        Questar Pipeline's Main Line 104 was operational throughout 2002. This 24-inch line extends from Price, Utah, near the Ferron area of coalbed methane gas, to Questar Gas's system at Payson, Utah and to Kern River near Elberta, Utah. Capacity on this line was fully subscribed.

        Questar Pipeline's largest single transportation customer is Questar Gas. During 2002, Questar Pipeline transported 111.7 MMdth for Questar Gas, compared to 110.3 MMdth in 2001. These transportation volumes include cost-of-service gas produced by Wexpro on properties owned by Questar Gas as well as some volumes purchased by Questar Gas directly from field producers.

        Questar Gas has reserved firm transportation capacity of about 898,902 Dth per day on an ongoing basis, or about 58 percent of Questar Pipeline's reserved capacity, during the three coldest months of the year. Questar Pipeline's primary transportation agreement with Questar Gas expires on June 30, 2017. Questar Gas paid reservation charges of $52.4 million to Questar Pipeline in 2002; these charges include reservation charges attributable to firm and "no-notice" transportation. Questar Gas only needs its total reserved capacity during peak-demand situations. When it is not fully utilizing such capacity, Questar Gas releases it to others, primarily industrial transportation customers and marketing entities.

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

        Questar Pipeline's total system throughput increased from 312.8 MMdth in 2001 to 362.9 MMdth in 2002. Questar Pipeline increased the volumes it transports for nonaffiliated customers from 195.6 MMdth in 2001 to 245.1 MMdth in 2002.

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

        In addition to the transmission system described above, Questar Pipeline, through subsidiaries, has a 100 percent interest in and is the operating partner of Overthrust, a general partnership that owns and operates the Overthrust segment of Trailblazer. Trailblazer, in turn, is a major 800-mile line that transports gas from producing areas in the Rocky Mountains to the Midwest. The 88-mile Overthrust segment is the western-most of Trailblazer's three segments.

        The Kern River pipeline transports gas from Wyoming to the enhanced oil recovery projects in Kern County, California. It runs through Utah's Wasatch Front, making it possible for some large industrial customers to bypass both Questar Gas and Questar Pipeline by buying transportation service on Kern River. The connection between Main Line 104 and Kern River permits additional opportunities for producers and marketers to move gas to Kern River. The Kern River line has diverted some transportation volumes from both Questar Pipeline and Overthrust. The Kern River line, on the other hand, has also provided Questar Pipeline with opportunities to make additional connections with outside markets.

        Effective October 1, 2002, Questar Pipeline sold Questar TransColorado, Inc. ("QTC"), which was a wholly-owned subsidiary that had a 50 percent interest in the TransColorado pipeline project. The entity was sold to Kinder Morgan, Inc. and its affiliates ("collectively "Kinder Morgan") for $105.5 million, after a lengthy and complex litigation between the partners. The parties negotiated the transaction after the trial court issued an order dated August 26, 2002, affirming QTC's contractual right to exercise its put to Kinder Morgan. The TransColorado pipeline is 292 miles in length, originates at a point on Questar Pipeline's system 25 miles east of Rangely in northwestern Colorado and ends at the Blanco hub in northwestern New Mexico.

        During 2002, the TransColorado pipeline had positive income for the first time in its four years of operation because the basis differentials for Rocky Mountain volumes were sufficient to motivate producers and marketing companies to incur additional transportation costs in order to move such volumes to pipeline connections in the San Juan Basin.

        Questar Pipeline, during 2002, also put the eastern segment of the Southern Trails pipeline system service. This 488-mile segment runs from the Blanco hub area in San Juan Basin to multiple delivery points inside the California state line. Questar Pipeline completed the project of reconditioning the line, which was originally used as a liquids line, adding compressor stations, installing additional delivery and receipt points, and building a connection to the TransColorado pipeline. The segment's daily capacity of 80,000 Dth is fully subscribed under transportation contracts that will expire in 2007.

        New Projects.    Questar Pipeline has announced plans to build a 16-mile, 24-inch line that extends west from the Overthrust line to interconnect with its system during 2003. The new pipeline will enhance the reliability of Questar Pipeline's northern system and will provide additional flexibility to move volumes on Overthurst. Questar Pipeline also plans to provide additional delivery capacity to the Kern River line through new and expanded connections in southwestern Wyoming.

        Marketing constraints and California regulators continue to prevent Questar Pipeline from developing the western segment of Southern Trails that runs from the California border to Long Beach. While redoubling efforts to pursue natural gas markets on the California portion of Southern Trails, Questar Pipeline is exploring other options, including sale or alternative uses, for the western segment.

        Storage and Processing.    Questar Pipeline's Clay Basin storage facility in northeastern Utah is the largest underground storage reservoir in the Rocky Mountains. The facility has a capacity of 117.5 Bcf including 51.4 Bcf of working gas capacity. Clay Basin has been operational since 1977 and has been successfully expanded several times. Storage service is important to parties that need to balance purchases with fluctuating customer demand, improve service reliability, and avoid imbalance penalties.

The storage capacity at Clay Basin is fully subscribed by customers under long-term agreements. Questar Gas currently has 13.4 MMdth of working gas capacity at Clay Basin. Other large customers, in addition to Questar Gas, include Williams; Puget Sound Energy Company, which is a utility in the state of Washington; and Duke Energy Trading and Marketing L.L.C. Questar Pipeline also offers interruptible storage service at Clay Basin and allows firm storage service customers the right to transfer their injection and withdrawal rights to other parties.

        Questar Pipeline began offering specified hub services such as "parking" and "loaning" at Clay Basin during 2002. Questar Pipeline's central location, connections to multiple lines, and the accessibility of storage capacity enabled it to increase the load factor of its lines and increase its revenues by offering such services.

        During 2002, Questar Pipeline stopped developing a salt-cavern storage project located near Evanston, Wyoming, when it did not obtain sufficient market support in a low-price environment. It is continuing to evaluate the technical feasibility of the project.

        Through a subsidiary, Questar Pipeline also owns gathering lines and a processing plant near Price, Utah, that removes carbon dioxide from coalbed methane gas in order to raise the Btu content of the gas to be safely and efficiently used for appliances in Questar Gas's service area. This plant began operations in June of 1999.

        Regulation.    Questar Pipeline does not currently plan to file a general rate case in 2003. It, however, will continue to review its revenues and costs as it adds new facilities that are not included in its rate base and makes expenditures to comply with regulatory mandates.

        Some of Questar Pipeline's customers have experienced credit problems as their ratings have been downgraded. Questar Pipeline has required these customers to provide additional security consistent with the terms of existing tariff provisions.

        Questar Pipeline and its affiliates in the Regulated Services group have actively opposed the FERC's efforts to broaden the scope of its regulations that are currently limited to "marketing affiliates." The FERC issued a Notice of Proposed Rulemaking in September of 2001, in which it proposed rules that would require pipelines to comply with certain "nondiscriminatory" standards when dealing with energy company affiliates, including local distribution companies. At the current time, local distribution companies such as Questar Gas that do not engage in unregulated gas sales are exempt from the FERC's marketing affiliate regulations. Questar Pipeline believes that the current exemption should be continued. If adopted, the FERC's proposed rules would diminish Questar Pipeline's operational efficiencies and increase its costs because QRS provides administrative, engineering, gas control, technical, accounting, legal, and regulatory services to both Questar Pipeline and Questar Gas.

        Under the Natural Gas Pipeline Safety Act of 1968, as amended, Questar Pipeline is subject to the jurisdiction of the Department of Transportation ("DOT") with respect to safety requirements in the design, construction, and operation of its transmission and storage facilities. The new Pipeline Safety Improvement Act of 2002 imposes additional requirements on Questar Pipeline, in addition to Questar Gas.

        Competition.    Questar Pipeline intends to continue a strategy of concentrating on projects within its core area of operations in the Rocky Mountains. As noted earlier, the Rocky Mountain area produces more gas volumes that it can use and lacks sufficient pipeline capacity to move such volumes outside the area. The Kern River expansion provides opportunities for Questar Pipeline to build additional lines and install additional delivery points for gas volumes to move to Kern River. Questar Pipeline has faced significant market risks, partner disputes, and regulatory complications when it has tried to extend its footprint to other areas, as illustrated with its involvement in the TransColorado pipeline project and the Southern Trails pipeline into California.

        Competition for Questar Pipeline's transportation and storage services has intensified in recent years. Regulatory changes have significantly increased customer flexibility and increased the risks associated with new projects. Questar Pipeline has two key assets that contribute to its continued success. It has a strategically located and integrated transmission system with interconnections to major pipeline systems and with access to major producing areas and markets and it has significant storage capacity with Clay Basin

Regulated Services, Other Services

        QES offers a variety of non-regulated products and services that include gas measurement, automation and laboratory services and support for natural gas vehicles and equipment.

Other Operations

        In addition to the two primary segments of Market Resources and Regulated Services, Questar has "other operations." This group includes Questar InfoComm, which is a full-service provider of integrated information technology and communication services to affiliates and external businesses; Consonus; and limited real estate operations

        Questar InfoComm provides information and communication services. It operates a regional microwave system that covers much of Utah and southwestern Wyoming. This digital system was originally built to satisfy the needs of Questar's operations, but also carries data for alternative telephone providers and other external customers. Questar InfoComm installs and maintains telephone-switching equipment and voice-mail systems. It built and leases a fiber optic telephone network in parts of Salt Lake City for an alternative telephone provider.

        In 1999, Questar InfoComm launched Consonus which offers managed hosting and operations services and critical data center support. Consonus owns three ultra-secure data centers in the Salt Lake metropolitan area. These centers are designed to protect critical systems and data from natural or man-made disasters. Consonus' operations and expansion opportunities have been negatively affected by the economic recession in the high tech industry.

        Questar no longer owns the office building in downtown Salt Lake City that serves as its headquarters facility. It does have a long-term lease for the building and has approximately 750 employees in it. In early 2002, the Company's affiliates sold property close to the building. Through an affiliate, Questar also owns 14.5 acres of commercial real estate in Salt Lake County that was formerly known as the Wasatch Chemical property.

Employees

        As of December 31, 2002, Questar and its affiliates had 2,225 employees compared to 2,221 employees at year-end 2001. Of this total, 1,360 worked for the Regulated Services segment, 578 worked for Market Resources entities, and 287 worked for corporate, Questar InfoComm and Consonus. None of these employees is represented under collective bargaining agreements. Questar sponsors comprehensive benefit plans for most employees. Employee relations are generally deemed to be satisfactory.

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

        Questar is actively promoting the environmental advantages of natural gas in comparison to other fuels. It has actively participated in various clean air committees and has promoted the use of natural gas in vehicles. Questar's management believes that increasing concerns about environmental pollution will result in an increased demand for natural gas.

Research and Development

        Questar Gas has the primary responsibility for the Company's research and development activities. It has evaluated gas conversion equipment, gas piping and operating technology, and engines using natural gas and also evaluated technological developments with electrical appliances. The total amount spent by Questar on research and development activities either directly or through contributions is not significant.

ITEM 3. LEGAL PROCEEDINGS.

        There are various legal proceedings pending against the Company and its affiliates. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position, operating results or liquidity. Significant cases are discussed below.

        Grynberg.    Questar defendants are involved in three separate lawsuits filed by Jack Grynberg, an independent producer. One case, United States ex rel. Grynberg v. Questar Corp., involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industry-wide mismeasurement of natural gas volumes on which royalty payments are due the federal government. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The Questar defendants participate in a joint defense group that is attacking Grynberg's eligibility to bring such claims.

        On March 21, 2003, the Utah Supreme Court substantially upheld the trial court's order granting summary judgment to the Questar defendants in Grynberg v. Questar Pipeline. This cased involved claims that several Questar defendants mismeasured the heating content of gas volumes attributable to Gynberg's working interest in specified wells located in southwestern Wyoming, committed fraud, and breached fiduciary responsibilities. Specifically, the Court ruled Grynberg's contract claims were time-barred, the economic loss doctrine precludes him from bringing tort claims based on contractual responsibilities, he is not a third party beneficiary of his operator's contracts, Questar defendants do not owe him fiduciary responsibilities, and there was no equitable tolling of the applicable statutes of limitations. The Utah Supreme Court did rule that Grynberg was not collaterally estopped from presenting a contract termination issue that had previously been ruled on by a Wyoming federal district court judge and remanded the case to the trial court to determine whether any contractual claims remain.

        The third case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., is pending in a Wyoming federal district court against several Questar defendants, including Questar Gas, involving the partner. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, but Grynberg added claims of antitrust and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by the Questar defendants dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

        Gas Pipelines.    Questar E&P, QGM, Wexpro, Questar Gas, and Questar Pipeline are among the numerous defendants in this case, which is currently known as Price v. Gas Pipelines, that has been filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government. The numerous defendants are opposing class certification and requesting dismissal for lack of personal jurisdiction for any defendants, including most of the named Questar parties, that do not conduct business activities in Kansas.

        Data Center Losses.    Safeway, Inc., a tenant in a data center owned and operated by Consonus, has recently filed suit alleging that it suffered irreparable damage when its computer system was tendered unfit as a result of an accident that occurred at the center in February of 2002. The case, Safeway, Inc. v. Consonus, Inc., is pending in a Utah federal district court. Safeway claims that Consonus breached its contract to provide a secure facility and was negligent with respect to hiring and monitoring the activities of other named parties responsible for designing, building, and performing some operations at the facility. Consonus subsequently filed a cross claim against the other named defendants including the architectural firm and the primary contractor. Another tenant has also filed a demand letter alleging it sustained damages as a result of the incident. The total amount of the claimed damages is in excess of $12.5 million.

        QMR Class Action Cases.    Royalty class actions are being asserted by landowners against entities involved in the oil and gas production and marketing businesses. The QMR group of companies has been involved in several class actions involving royalty owners and believes it will continue to be the subject of additional class action cases involving similar claims.

        Environmental Compliance.    An Oklahoma agency has advised QGM that it may be violating state air pollution laws in conjunction with its operation of processing facilities in the state by failing to obtain necessary permits, submit proper notices, and pay specified emissions fees.

        Wasatch Chemical.    The Company continues to monitor the Wasatch Chemical property in Salt Lake City, which is still included on the national priorities list, commonly known as the "Superfund" list. The Wasatch Chemical property was the location of chemical mixing operations and is the subject of a 1992 consent order. Questar has conducted the necessary soil remediation and groundwater remediation activities.

        Questar subsidiaries are listed as "responsible parties" at other sites involving hazardous wastes. They have also received notices of violation from state environmental agencies. None of these sites is significant to the Questar entity involved. With the possible exception of the Oklahoma situation described above, no pending proceeding involving notices of violation involves a penalty of $100,000 or more.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not submit any matters to a vote of stockholders during the last quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 17 of the Notes to Consolidated Financial Statements under Item 8. As of March 14, 2003, Questar had 10,826 shareholders of record and estimates that it had an additional 30,000-35,000 beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
	(in thousands, except per-share amounts)
Revenues	$1,200,667	$1,439,350	$1,266,153	$924,219	$906,256
Operating expenses
Cost of natural gas and other products sold	395,742	675,011	562,229	352,554	367,932
Operating and maintenance	284,317	270,355	251,477	221,082	208,191
Depreciation, depletion and amortization	184,952	151,735	142,491	132,164	118,745
Other expenses	61,461	68,142	61,989	45,580	57,998

Total operating expenses	926,472	1,165,243	1,018,186	751,380	752,866

Operating income	$274,195	$274,107	$247,967	$172,839	$153,390

Interest and other income	$56,667	$35,298	$39,359	$78,700	$17,021
Write-down of investment in partnership				(49,700)
Income before accounting change	$170,893	$158,186	$149,477	$96,852	$89,310
Cumulative effect of change in accounting method for goodwill	(15,297)

Net income	$155,596	$158,186	$149,477	$96,852	$89,310

Basic earnings per common share
Income before accounting change	$2.09	$1.95	$1.86	$1.17	$1.08
Cumulative effect of accounting change	(0.19)

Net income	$1.90	$1.95	$1.86	$1.17	$1.08

Diluted earnings per common share
Income before accounting change	$2.07	$1.94	$1.85	$1.17	$1.08
Cumulative effect of accounting change	(0.19)

Net income	$1.88	$1.94	$1.85	$1.17	$1.08

Weighted average common shares outstanding
Used in basic calculation	81,782	81,097	80,412	82,547	82,365
Used in diluted calculation	82,573	81,658	80,915	82,676	82,817
Dividends per share	$0.725	$0.705	$0.685	$0.67	$0.6525
Book value per-common share	$13.88	$13.26	$11.79	$10.99	$10.27
Total assets	$3,067,850	$3,244,496	$2,472,027	$2,184,734	$2,111,540
Net cash provided from operating activities	464,724	372,674	252,067	207,331	278,005
Capital expenditures	357,800	984,086	315,142	261,983	455,477
Capitalization
Long-term debt, less current portion	$1,145,180	$997,423	$714,537	$735,043	$615,770
Common equity	1,138,761	1,080,781	952,632	894,516	848,752

Total capitalization	$2,283,941	$2,078,204	$1,667,169	$1,629,559	$1,464,522

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

        Questar Corporation reported earnings of $155.6 million for 2002, down 2% compared with earnings for 2001. Following is a year-to-year comparison of net income by line of business:

	2002	2001	Change	Percentage
	(in thousands, except per-share amounts)
Questar Market Resources	$97,929	$101,134	$(3,205)	-3%
Questar Regulated Services	65,167	58,445	6,722	12%
Corporate and Other Operations	7,797	(1,393)	9,190	660%

Income before accounting change	170,893	158,186	12,707	8%
Cumulative effect of accounting change	(15,297)		(15,297)

Net income	$155,596	$158,186	$(2,590)	-2%

Earnings per diluted common share
Income before accounting change	$2.07	$1.94	$0.13	7%
Net income	$1.88	$1.94	$(0.06)	-3%

        Questar Market Resources' net income declined 3% in 2002 compared with 2001 due to 20% lower realized gas prices that more than offset an increase in after-tax net gains of $26.8 million from selling assets.

        Questar Regulated Services reported a 12% increase in earnings for 2002 compared with the prior year due to increased nongas margin (revenues less gas costs), expansion of the gas-transmission system and increased volumes transported for firm-transportation customers.

        Corporate and Other Operations reported higher income before a change in the method of accounting for goodwill. The increase was primarily due to cost-reduction efforts at a data-hosting business. The goodwill, related to the data-hosting business, was determined to be impaired and written off based on a new accounting rule adopted in the first quarter of 2002.

RESULTS OF OPERATIONS

Questar Market Resources

        Questar Market Resources (QMR or Market Resources) through its subsidiaries conducts gas and oil exploration, development and production, gas gathering and processing, and energy-marketing operations. Primary objectives of energy-marketing operations are to support the company's earnings targets and to protect the company's earnings from adverse commodity-price changes. The company does not enter into energy-hedging contracts for speculative purposes. Wexpro, a subsidiary of QMR, develops gas and oil reserves owned by an affiliate, Questar Gas. Following is a summary of QMR's financial results and operating information:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$205,928	$226,656	$193,359
Oil and natural gas-liquids sales	67,572	59,482	59,901
Cost-of-service gas operations	93,177	89,934	74,492
Energy marketing	218,832	337,845	379,760
Gas gathering, processing and other	43,614	32,480	34,541

Total revenues	629,123	746,397	742,053
Operating expenses
Energy purchases	202,132	324,124	369,752
Operating and maintenance	131,598	112,087	106,761
Exploration	6,086	6,986	7,917
Depreciation, depletion and amortization	117,446	92,678	85,025
Abandonment and impairment of gas, oil and related properties	11,183	5,171	3,418
Production and other taxes	28,558	43,125	36,262
Wexpro settlement agreement—oil-income sharing	1,676	2,885	4,758

Total operating expenses	498,679	587,056	613,893

Operating income	$130,444	$159,341	$128,160

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (MMcf)	79,674	70,574	68,963
Oil and natural gas liquids (Mbbl)	2,764	2,500	2,225
Total production (bcfe)	96.3	85.6	82.3
Average daily production (MMcfe)	264	234	225
Nonregulated selling price, net to the well
Average realized selling price (including hedges)
Natural gas (Mcf)	$2.58	$3.21	$2.80
Oil and natural gas liquids (bbl)	$20.39	$19.22	$20.50
Average selling price (without hedges)
Natural gas (Mcf)	$2.17	$3.84	$3.29
Oil and natural gas liquids (bbl)	$22.93	$23.14	$27.49
Wexpro investment base, net of deferred income taxes (in millions)	$164.5	$161.3	$124.8
Energy-marketing volumes (Mdthe)	83,816	91,791	105,632
Natural gas-gathering volumes (Mdth)
For unaffiliated customers	112,205	91,729	92,969
For Questar Gas	40,685	37,161	36,791
For other affiliated customers	38,136	27,049	25,068

Total gathering	191,026	155,939	154,828

Gathering revenue (dth)	$0.16	$0.13	$0.13

Exploration and Production Activities

        In 2002, QMR grew its nonregulated production by 12% to 96.3 bcfe compared to the previous year's production of 85.6 bcfe. This 12% increase was achieved despite QMR's sale of producing properties and deliberate curtailment of approximately 3.3 bcfe of production due to low prices. However, revenues were lower in 2002. Low prices, primarily for natural gas produced in the Rocky Mountains, plagued QMR for much of 2002. Rockies prices, net to the well, were below $1.50 per Mcf for much of 2002. Approximately 60% of QMR's production comes from the Rockies.

        QMR acquired producing properties in the Uinta Basin of Utah in July 2001, which provided a significant portion of the year-to-year production growth. Also, development of the Uinta Basin properties and the Pinedale Anticline in southwestern Wyoming was the prime contributor to production increases in 2002 and 2001.

        The basis differential between daily prices in the Rockies and the Henry Hub (Louisiana) at times exceeded $2 per MMBtu, far greater than the historic average of $.40 to $.60. Gas prices in the Rockies have been impacted because transportation capacity out of the region has not kept pace with the region's growing production rate. While this imbalance should be partially remedied with an expansion of the Kern River pipeline, scheduled to begin operation in mid-2003, it may persist for some time. Prices received on production from Midcontinent properties have been much higher. To protect against the possibility that the Rockies basis will again widen in the second and third quarters of 2003, QMR has hedged a substantial portion of its proved-developed production in the Rockies.

        QMR's energy hedges partially mitigated poor Rockies gas prices in 2002. QMR hedged or presold approximately 56% of its nonregulated natural gas production and 78% of its nonregulated oil production. As a result, the average realized selling price for natural gas amounted to $2.58 per Mcf and exceeded unhedged prices by $.41 per Mcf. Oil-production hedges reduced the average realized selling price for oil and natural gas liquids (NGL) by $2.54 per barrel. In 2002, hedging activities increased gas revenues by $32.9 million and decreased oil revenues by $7 million. In 2001, hedging activities reduced gas revenues by $44.7 million and oil revenues by $9.8 million. QMR does not hedge its NGL production. A summary of QMR's energy-price hedging positions for nonregulated production as of the fourth-quarter earnings release dated February 12, 2003 follows:

Year	Region	Net revenue interest production under price- hedging contracts Gas (bcf)	Average price net to the well Gas per Mcf
2003	Rocky Mountains	32.1	$3.04
	Midcontinent	12.0	$3.60

		44.1	$3.19
2004	Rocky Mountains	14.5	$3.11
	Midcontinent	3.4	$3.71

		17.9	$3.22
		Oil (Mbbl)	Oil per bbl
2003	All regions	1,095	$21.80

        Lifting cost per Mcfe rose in 2001 due to higher production taxes, which are based on the value of production. The average realized selling price of gas per Mcf decreased 20% in 2002 compared with 2001, and increased 15% in 2001 compared with 2000. The total amount of lease-operating expenses increased 6% in 2002 compared with 2001 and 28% in 2001 compared with 2000 reflecting an increase in the number of producing properties. However, on an Mcfe basis, lease-operating expenses were down 5% in 2002 versus 2001 and up 26% in 2001 versus 2000, Lease-operating expenses primarily include labor, maintenance, repairs and well workovers.

	For the year ended December 31,
	2002	2001	2000
	Per Mcfe
Lease-operating expense	$0.55	$0.58	$0.46
Production taxes	0.17	0.25	0.24

Lifting cost	$0.72	$0.83	$0.70

        Depreciation, depletion and amortization expense (DD&A) increased 27% in 2002 and 9% in 2001 due to increased gas and oil production and higher average rates per Mcfe. The average DD&A rate per Mcfe is a function of the finding cost of adding reserves and the changing market value of those reserves. By definition, reserve quantities that QMR can disclose and use in DD&A calculations are based on existing economic and operating conditions.

	For the year ended December 31,
	2002	2001	2000
	Per Mcfe
Depreciation, depletion and amortization	$0.91	$0.83	$0.78

        Exploration expense, largely a function of the number of unsuccessful exploratory wells, decreased 13% in 2002 and 12% in 2001. Abandonments and impairments increased in 2002 primarily due to a write-off of leasehold costs and a $1.9 million write-down of the value of drilling rigs. The four company-owned drilling rigs, acquired in 2001 as part of the Shenandoah Energy, Inc. (SEI) acquisition, were sold in early 2003. Abandonments and impairments are noncash expenses.

Nonregulated Gas and Oil Reserves

        In 2002, gas and oil reserves declined 6%, after production and sales of producing properties, to 1,113 bcfe. QMR's reserve-replacement ratio was 26% in 2002 and 631% in 2001. In 2001, QMR acquired 415 bcfe of proved gas and oil reserves in the SEI acquisition. Reserve additions, revisions and purchases, and sales in place, amounted to 25 bcfe in 2002 and 540 bcfe in 2001. In 2002, QMR completed the sale of its Canadian subsidiary, and producing properties in the San Juan Basin and other areas. The sales accounted for a 122 bcfe decrease in reserves. Excluding these sales, the 2002 reserve-replacement ratio was 153%.

        As a result of the property sales, QMR begins 2003 with a production base of 83 to 85 bcfe.

        The five-year average finding cost for the past three years, excluding Wexpro, follows:

	For the year ended December 31,
	2002	2001	2000
	per Mcfe
Five-year average finding cost	$0.85	$0.85	$0.86

Wexpro Earnings

        Wexpro's net income was $2.6 million higher in 2002 as a result of an increased investment base when compared to December 31, 2001. The investment base, net of deferred income taxes and depreciation, grew as a result of successful drilling. Wexpro conducts cost-of-service development of gas reserves owned by Questar Gas. Cost of service refers to Wexpro's contracted entitlement to reimbursement of its costs and an approved return on investment for operating Questar Gas's properties. Oil is sold at market prices. Any net income from oil sales remaining after recovery of expenses and Wexpro's return on investment is shared between Wexpro and Questar Gas. Questar Gas's portion is reported as an expense under oil-income sharing on the income statement.

Gas Gathering and Energy-Marketing Activities

        Revenues for gathering and processing were $11.1 million higher in 2002 compared with the same period in 2001 as a result of gathering systems in the Uinta Basin acquired as part of the July 2001 SEI acquisition and increased production in the Rockies. The volume of gas gathered and the average gathering rate both increased 23% over the previous year. Marketing margins improved by $3 million in 2002 compared with 2001 in spite of lower prices and lower marketing volumes in 2002. Marketing volumes were 9% lower in 2002 compared with 2001. The margin represents revenues less the costs to purchase gas and oil, and transportation costs.

Questar Regulated Services

        Questar Regulated Services (Regulated Services) conducts Questar's natural gas distribution, interstate transmission, storage, processing, gathering and nonregulated energy services.

Natural Gas Distribution

        Questar Gas conducts natural gas-distribution operations. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$521,716	$618,451	$467,293
Industrial sales	44,488	56,200	38,993
Industrial transportation	7,222	7,233	6,968
Other	22,085	22,229	23,508

Total revenues	595,511	704,113	536,762
Cost of natural gas sold	370,294	498,545	334,193

Margin	225,217	205,568	202,569
Operating expenses
Operating and maintenance	105,544	103,427	101,486
Depreciation and amortization	39,771	35,030	34,450
Other taxes	9,548	8,729	10,213

Total operating expenses	154,863	147,186	146,149

Operating income	$70,354	$58,382	$56,420

OPERATING STATISTICS
Natural gas volumes (Mdth)
Residential and commercial sales	90,796	83,650	83,373
Industrial deliveries
Sales	10,729	10,684	10,314
Transportation	46,459	54,624	54,836

Total industrial	57,188	65,308	65,150

Total deliveries	147,984	148,958	148,523

Natural gas revenue (dth)
Residential and commercial	$5.75	$7.39	$5.60
Industrial sales	4.15	5.26	3.78
Transportation for industrial customers	0.16	0.13	0.13
System natural gas cost (dth)	$3.14	$4.92	$3.54
Heating degree days—colder (warmer) than normal	8%	(1)%	(2)%
Temperature-adjusted usage per customer (dth)	116.2	119.3	125.0
Number of customers at December 31,
Residential and commercial	748,842	730,579	703,306
Industrial	1,286	1,321	1,323

Total customers	750,128	731,900	704,629

Margin (revenues less cost of gas sold)

        Questar Gas's margin increased $19.6 million in 2002 when compared with 2001 due to several factors including recovery of gas-processing costs incurred in 1999 and 2000, changes in the method of recovery of bad-debt expenses, increased connection fees from customers and a growing customer base. The margin represents the nongas cost of service and includes a rate of return on the company's investment in gas-distribution facilities. Questar Gas does not earn a return on the cost of gas, or on the cost of gathering and transporting gas for its customers. Gas costs, including gathering and transportation costs, are passed through to ratepayers without markup. In 2002, the Public Service Commission of Utah (PSCU) allowed Questar Gas to recover $3.76 million of gas-processing costs that had previously been denied. In 2002, the PSCU authorized Questar Gas to begin recovering the gas-cost portion of bad debt expense in its pass-through costs, which boosted Questar Gas's 2002 margin by $3.8 million. Customer connection fees associated with large real estate development projects represents $5.6 million of the increase. At the end of 2002 the PSCU issued an order that changes the way the company accounts for contributions in aid of construction (CIAC). Beginning in 2003, CIAC will be credited to rate base. Customer growth accounted for $4.8 million of the year-to-year increase in the margin. Usage per customer continued to decline, reducing the margin by $3.9 million. The margin increased $3 million in 2001 compared with 2000, primarily as the result of a $13.5 million annualized general rate increase in Utah, effective August 11, 2000, and a 3.9% larger customer base.

        Questar Gas pays an affiliated company to remove carbon dioxide from its natural gas at a plant that was placed into service in June 1999. The PSCU approved the recovery of up to $5 million of processing costs per year beginning in August 2000, but did not allow recovery of the costs for the 14-month period between the startup of the plant and August 2000. The Utah Supreme Court ruled that the PSCU had erred in not considering pass-through treatment for these costs. In August 2002, the PSCU ruled on remand that Questar Gas be allowed to recover $3.76 million of these costs plus approximately $200,000 of interest.

        The PSCU allowed Questar Gas to include the gas-cost portion of bad-debt expenses in Utah's semi-annual gas-cost filings effective January 1, 2002. A similar measure was approved by the Public Service Commission of Wyoming (PSCW) effective July 1, 2002.

        Usage per residential customer has been declining 2 to 3% per year over the past decade. The decline has been attributed to more energy-efficient appliances and home construction, and customer response to higher energy prices. Usage, calculated on a temperature-adjusted basis, has decreased by 3%, 5% and 2% in 2002, 2001 and 2000, respectively.

        The PSCU previously used a historical test year to set rates. The company challenged this practice in a general rate case filed in May 2002. Effective December 30, 2002, the PSCU approved an $11.2 million general rate increase and an 11.2% rate of return on equity. The PSCU based the 2003 rate increase on year-end 2002 costs and usage per customer. This change in test year may mitigate the impact of declining usage per customer in 2003.

        Temperatures were colder than normal in 2002; however, temperatures have been warmer than normal for five of the last six years. The financial impact of actual weather variations from normal, both upside and downside, is minimized by a weather-normalization adjustment (WNA) in rates. Generally, under WNA, customers pay for nongas costs based on normal temperatures.

        Gas volumes delivered to industrial customers were 12% lower in 2002 due to reduced deliveries for manufacturing and power generation. A major steel manufacturer suspended its gas deliveries when it filed for Chapter 11 bankruptcy and shut down its facilities early in 2002. Questar Gas received $812,000 in transportation revenues from this customer in 2001.

Operating expenses

        Operating and maintenance expenses were 2% higher in both 2002 and 2001 when compared with previous years. An economic recession, increased number of bankruptcies and higher energy costs resulted in higher bad-debt expense. Depreciation expense increased 14% in 2002 and 2% in 2001 when compared with previous years due to capital spending, primarily for information systems.

Natural Gas Transmission

        Questar Pipeline and its subsidiaries conduct interstate natural gas-transmission, storage, processing and gathering operations. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$93,007	$77,002	$72,547
Storage	37,673	37,828	37,711
Processing	6,241	7,543	6,763
Other	5,954	2,520	2,055

Total revenues	142,875	124,893	119,076
Operating expenses
Operating and maintenance	49,593	47,244	43,761
Depreciation and amortization	22,149	15,407	15,391
Other taxes	4,948	2,920	3,071

Total operating expenses	76,690	65,571	62,223

Operating income	$66,185	$59,322	$56,853

OPERATING STATISTICS
Natural gas-transportation volumes (Mdth)
For unaffiliated customers	245,119	195,610	158,604
For Questar Gas	111,692	110,259	108,183
For other affiliated customers	6,044	6,892	8,370

Total transportation	362,855	312,761	275,157

Transportation revenue (dth)	$0.26	$0.25	$0.26

Revenues

        Questar Pipeline reported higher revenues in 2002 when compared with 2001 due to increased transportation activities, a new park-and-loan storage service, and higher natural gas-gathering volumes. Questar Pipeline has expanded its transportation system in response to a growing regional energy-transportation demand. In November 2001, the company placed Main Line 104 into service. Main Line 104 has a capacity of 322,000 dth per day. In June 2002, the company placed into service the eastern zone of the Southern Trails Pipeline with a daily capacity of 80,000 dth. Service for both pipelines is fully subscribed. Transportation volumes increased 16% in 2002 over 2001, and approximately 94% of the volumes transported were under firm contracts. Questar Pipeline initiated a park-and-loan service at its Clay Basin storage facility in July 2002 that added revenues of $1.2 million. Gas-gathering revenues from Questar Transportation Services (QTS), a subsidiary of Questar Pipeline, increased $1.5 million. In June 2002, QTS placed the Huntington lateral into service. The Huntington lateral is a nonFERC jurisdictional gathering line in central Utah.

        As of December 31, 2002, approximately 84% of Questar Pipeline's transportation system was reserved by firm-transportation customers under contracts with varying terms and lengths. Questar Gas continues to be Questar Pipeline's single largest transportation customer, accounting for 65% of the reservation charges in 2002. Questar Gas has reserved transportation capacity of 899,000 dth per day, including 50,000 dth per day winter peaking service, representing 58% of the total reserved daily-transportation capacity as of December 31, 2002. A majority of Questar Gas's transportation contracts extend to 2017.

        Questar Pipeline's primary storage facility at Clay Basin is 100% subscribed under long-term contracts. A majority of the storage contracts have terms in excess of eight years. Questar Gas has contracted for 26% of firm-storage capacity for terms extending from 2008 to 2019.

        A QTS-owned processing plant removes carbon dioxide from a portion of the Questar Pipeline gas stream, including coal-seam gas produced in the Ferron area of central Utah. The plant is located on Questar Pipeline's southern system near Price, Utah. Questar Gas accounts for 95% of the plant's revenues.

Operating expenses

        Operating and maintenance expenses and depreciation expenses increased in 2002 compared with 2001 primarily because of the 12 months of operations of Main Line 104 and the startup of the eastern zone of the Southern Trails Pipeline. Higher operating and maintenance expenses included legal costs for defense in the TransColorado case, which represented a significant increase in expenses in 2001 compared with 2000.

TransColorado litigation

        On October 20, 2002, the complex legal issues between the partners of TransColorado Gas Transmission Company were resolved with the sale of Questar TransColorado and its 50% interest in the TransColorado Pipeline to Kinder Morgan. The sale was negotiated after a Colorado judge declared that Questar TransColorado's right to put (sell) its 50% interest in the pipeline to an affiliate of Kinder Morgan was valid and enforceable. Questar TransColorado was a wholly owned subsidiary of Questar Pipeline. Questar Pipeline's interest in the TransColorado Pipeline was written down by $3 million in anticipation of the sale.

Corporate and Other Operations

        This business segment is responsible for information technology and communications services and corporate administration.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING INCOME
Revenues	$44,378	$67,772	$73,409
Operating expenses
Cost of products sold	6,017	25,949	24,640
Operating and maintenance	24,403	35,127	33,506
Depreciation and amortization	5,371	6,183	5,937
Amortization of goodwill		2,224	1,653
Other taxes	1,034	1,144	1,073

Total operating expenses	36,825	70,627	66,809

Operating income (loss)	$7,553	$(2,855)	$6,600

Revenues

        Revenues decreased 35% in 2002 when compared with 2001 as a result of the disposition of a computer equipment resale business and a decline in the demand for internet services. The gross margin on products and services sold amounted to $2.5 million in 2002, $5.4 million in 2001 and $7.0 million in 2000.

Operating expenses

        Operating and maintenance expenses decreased 31% in 2002 when compared with 2001 primarily as a result of reduced computer-equipment resales and reduced internet-service activities. In 2001, operating and maintenance expenses included a $1.8 million restructuring charge recorded by Consonus, a subsidiary of Questar InfoComm, a subsidiary of Questar Corp. Goodwill resulted from the acquisition of Consonus in 2000. Beginning January 1, 2002, amortization of goodwill is no longer permitted under new accounting rules. Instead, goodwill is subjected to a yearly test to determine if the book value exceeds a calculated fair value.

        Consonus closed its Portland office and downsized the Salt Lake operations due primarily to disappointing operating results, a downturn in the economy, and the availability of unused capacity in the Salt Lake operations. As a result of these actions, Consonus recorded a $1.8 million restructuring charge in 2001, $1.5 million in severance pay, $200,000 for assets abandoned when closing the Portland operations, and $100,000 for lease expense related to the discontinued Portland operations.

Consolidated Operating Results and Operating Income

Interest and other income

        Net gains from sales of noncore properties represented a significant increase reported in interest and other income. The proceeds were used to repay debt. QMR sold its Canadian subsidiary and producing properties in the Midcontinent and San Juan Basin. The sale of the Canadian subsidiary generated a pretax gain of $19.7 million, while sales of other properties generated pretax gains of $23.5 million. The favorable settlement of a lawsuit resulted in $5.6 million of pretax earnings for QMR in 2002.

        Questar Pipeline sold its subsidiary that owned a 50% interest in the TransColorado Pipeline for $105.5 million. As a result of the sale, the company reduced the carrying value of its investment in TransColorado by $3 million in 2002 to reflect the net realizable value of the sale.

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Net gain from sales of properties and securities	$43,683	$20,203	$24,739
Interest income and other earnings	6,067	4,814	7,621
Allowance for other funds used during construction	3,516	5,481	4,476
Returns earned on working-gas inventory and purchased-gas adjustment account	3,401	4,800	2,523

Total	$56,667	$35,298	$39,359

Earnings from unconsolidated affiliates

        The company's share of the TransColorado partnership's earnings was a pretax profit of $6.9 million in 2002 compared with a $2.2 million loss in 2001. The pipeline operated near capacity in the second and third quarters of 2002 as a result of the wide basis differentials between gas prices in the Rockies and the San Juan Basin. Pretax income from unconsolidated affiliates engaged in gathering and processing activities was $3 million higher in 2002 compared with 2001. Rendezvous LLC began gathering and processing operations in the fourth quarter of 2001 and accounted for approximately a $2 million increase in pretax earnings. QMR's share of pretax earnings from the Blacks Fork partnership increased approximately $1 million in 2002 due to improved gas-processing margins from lower gas prices in the Rockies.

Debt expense

        Debt expense was higher in 2002 when compared with 2001, reflecting the company's increased debt levels. The company has used debt financing for a significant portion of its investment in long-lived assets in recent years. In addition, in October 2001, Questar Pipeline borrowed $100 million of floating-rate debt from a bank for a 12-month period to repay one-half of the outstanding and currently maturing debt owed by the TransColorado Gas Transmission Company. In 2002, the company embarked on a plan to reduce debt by selling nonstrategic assets. Proceeds from asset sales of over $250 million were used to reduce debt.

Income taxes

        The effective combined federal, state and foreign income tax rate was 36.9% in 2002, 35.8% in 2001 and 34.4% in 2000. The effective income tax rate was above the federal tax rate of 35% primarily due to state income taxes and goodwill partially offset by nonconventional fuel credits. Nonconventional fuel credits amounted to $6.6 million in 2002, $6.8 million in 2001 and $6.5 million in 2000. Under current law, the federal income tax credit for production from a nonconventional source will be discontinued for production sold after December 31, 2002. A Colorado state income tax credit derived from conducting business in a designated enterprise zone reduced state income taxes by $3.2 million in 2000.

Cumulative effect of change in accounting method for goodwill

        The company adopted the provisions of SFAS 142 as of January 1, 2002 and performed an initial test that indicated an impairment of the goodwill acquired by Consonus. As a result, the company wrote off $17.3 million of goodwill, of which, $15.3 million ($.19 per diluted common share) was attributed to Questar InfoComm's approximate 89% share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2 million loss was attributed to minority shareholders of Consonus.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net income	$155,596	$158,186	$149,477
Noncash adjustments to net income	260,394	177,873	173,428
Changes in operating assets and liabilities	48,734	36,615	(70,838)

Net cash provided from operating activities	$464,724	$372,674	$252,067

        Net cash provided from operating activities increased 25% in 2002 when compared with 2001 due primarily to changes in operating assets and liabilities and higher net income before the noncash cumulative effect of the accounting change. Increased cash flows in 2001 compared with 2000 resulted from the collection of accounts receivable and the return of deposits with energy brokers.

Investing Activities

        Capital spending amounted to $357.8 million in 2002. The details of capital expenditures in 2002 and 2001, and a forecast of 2003 are as follows:

	Year Ended December 31,
	2003 Forecast	2002	2001
	(in thousands)
Questar Market Resources
Exploratory drilling and other exploration	$6,200	$5,966	$5,523
Development drilling	128,600	112,173	132,440
Wexpro drilling	25,200	24,065	55,651
Reserve acquisitions		65	370,068
Production	13,800	14,191	7,624
Gathering and processing	43,900	31,407	53,914
Storage	4,700	40	11,754
General	2,400	1,453	1,533

	224,800	189,360	638,507
Questar Regulated Services
Natural gas distribution
Distribution system and customer additions	49,500	54,855	62,266
General	29,800	14,550	16,525

	79,300	69,405	78,791
Natural gas transmission
Transmission system	31,800	7,559	103,218
Storage	1,700	12,200	9,389
Partnerships		5,448	104,701
Southern Trails Pipeline	4,500	63,630	32,418
Gathering and processing	100	3,918	6,523
General	9,800	2,343	454

	47,900	95,098	256,703
Other	3,600	1,229	2,860

Total Questar Regulated Services	130,800	165,732	338,354
Corporate and other Operations	29,900	2,708	7,225

Total capital expenditures	$385,500	$357,800	$984,086

Questar Market Resources

        QMR participated in 277 wells (158 net) that resulted in 147 net gas wells, seven net oil wells and four net dry holes. There were 43 gross-count wells in progress at year end. QMR's success rate was 98% in 2002. QMR acquired the remaining 50% interest in the Blacks Fork processing plant. The company invested $12.5 million in the Rendezvous partnership that provides gas gathering and compression services to producers in southwestern Wyoming.

Questar Regulated Services—Natural gas distribution

        Questar Gas added 222 miles of main, feeder and service lines to accommodate the addition of 18,228 customers.

Questar Regulated Services—Natural gas transmission

        A Questar Pipeline subsidiary completed construction on the eastern zone of the Southern Trails Pipeline, which extends 488 miles west from the Four Corners region to the California border for a total cost of $110 million.

Corporate and Other Operations

        The 2003 forecast includes $25 million yet-to-be-defined capital expenditures.

Financing Activities

        Net cash flow provided from operating activities and the proceeds from asset sales were more than sufficient to fund capital expenditures and pay dividends. The excess cash flow and the proceeds from issuing $325 million of debt were used to repay approximately $660.4 million of debt. The issuance of long-term debt was part of a financing plan undertaken following the acquisition of SEI in 2001 for $403 million. QMR used the proceeds from issuing $200 million of five-year private-placement notes with a 7% interest rate, in January 16, 2002 to repay debt. The terms of the private-placement notes required registration of the notes with the Securities and Exchange Commission (SEC). A registration statement was filed February 22, 2002 that became effective March 4, 2002. The exchange notes were issued in April 2002.

        Questar Corporation has an effective shelf-registration statement filed with the SEC to issue common equity or mandatory convertible securities, if necessary, to achieve debt-reduction goals or fund an acquisition. In 2002, the company generated more than $250 million of cash through the sale of nonstrategic assets and used the proceeds to repay debt. Currently, Questar has no near-term plan to issue securities under this filing.

        Questar's consolidated capital structure consisted of 50% long-term debt and 50% common shareholders' equity at December 31, 2002. Including short-term debt, leverage was reduced from 59% a year ago to 51% at December 31, 2002.

        At December 31, 2002, short-term borrowings amounted to $49 million of loans from banks. A year earlier, short-term borrowings amounted to $405.5 million of commercial paper, including $220 million borrowed by QMR, and $124.7 million of bank loans. Included with the bank-loan amount was $100 million borrowed by Questar Pipeline to refinance 50% of a loan held by the TransColorado partnership that matured October 2001.

        The weighted-average interest rate on short-term debt balances at December 31 was 1.62% in 2002 and 2.27% in 2001. Parent-company commercial-paper borrowings are backed by short-term line-of-credit arrangements. QMR has an unrated commercial-paper program with a $100 million capacity. QMR's commercial-paper borrowings are limited to and supported by available capacity on QMR's existing revolving credit-facility.

        The company typically has negative net working capital at December 31 because of short-term borrowing. The borrowing is seasonal and generally peaks at the end of the year because of the lag in customer receivables related to cold-weather gas purchases.

        In November 2002, Moody's downgraded debt ratings of Questar and subsidiaries one level after completing a review that began May 2, 2002. Moody's established a Prime-2 rating for Questar commercial paper, an A2 senior unsecured debt rating for both Questar Pipeline and Questar Gas, and a Baa3 rating for the senior-unsecured debt of QMR. Also, Moody's established a stable outlook for each Questar entity. A lower debt rating may increase the company's cost of debt; however, Moody's revised ratings are solidly investment grade. The downgrade will not materially affect the company's growth strategy. Standard & Poor's has assigned an A1 rating to Questar's commercial paper rating,

A+ to the long-term debt issued by Questar Gas and Questar Pipeline, and a BBB+ to debt issued by QMR. Standard & Poor's has a negative outlook, reflecting concerns that the company's risk profile may increase with its plan to grow unregulated businesses.

Critical Accounting Policies

        The company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. Management believes that the following accounting policies may involve a higher degree of complexity and judgment on the part of management.

Successful Efforts Accounting for Gas and Oil operations

        Under the successful efforts method of accounting, the company capitalizes the costs of leaseholds, development wells, successful exploratory wells and related equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved leasehold costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The company recognizes a gain or loss on the sale of properties on a field basis.

        Capitalized proved-leasehold costs are depleted using the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with gas and oil properties are depreciated using the unit-of-production method based on proved-developed reserves on a field basis. The company engages independent consultants to help calculate nonregulated gas and oil reserves. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available.

Wexpro Agreement

        Wexpro's operations are subject to the terms of the Wexpro agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's successful development operations and the rate of return that Wexpro will earn for managing Questar Gas's reserves. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Utah Supreme Court in 1983.

Accounting for Derivatives

        QMR uses derivative instruments, typically fixed-price swaps, to hedge against a decline in the average selling prices of its gas and oil production. Accounting rules for derivatives require that these instruments be marked to fair value at the balance-sheet reporting date. The difference between fair value and carrying value is reported either in net income or comprehensive income depending on the structure of the derivatives. The company has structured virtually all of its energy-derivative instruments as cash-flow hedges. Any changes in the fair value of cash-flow hedges are recorded on the balance sheet and in comprehensive income or loss until the underlying gas or oil is produced. When a derivative is terminated before its contract expires, the associated gain or loss is recognized in income over the life of the previously hedged production.

Revenue Recognition

        Revenues are recognized in the period that services are provided or products are delivered. The company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the company has an imbalance in excess of its share of remaining reserves in an underlying property. Revenue and prices for gas and oil are reported on a "net-to-the-well" basis.

Rate Regulation

        Regulatory agencies establish rates for the storage, transportation, distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas and Questar Pipeline follow SFAS 71, "Accounting for the Effects of Certain Types of Regulation" that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The Federal Energy Regulatory Commission (FERC), PSCU and PSCW have approved the recording of regulatory assets and liabilities.

Recording of Unbilled Revenues

        Questar Gas records revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The revenues for the period from the date the bills are sent to customers to the end of the month are estimated each month and "trued up" on an annual basis in the summer. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses.

Weather Normalization

        Questar Gas has provisions in its rates to adjust the amounts charged to customers on a monthly basis to approximate the impact of normal temperatures on nongas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The amount of weather-normalization adjustment is evaluated each month and "trued-up" on an annual basis in the summer to agree with the amount billed to customers. This accounting treatment has been approved by the PSCU and PSCW.

Group Depreciation

        Both Questar Gas and Questar Pipeline use group depreciation for the majority of their fixed assets. Under this policy, assets are depreciated in groups of similar assets rather than on an individual-asset basis. When an asset is retired, the original cost and a like amount of accumulated depreciation are removed from the books. The method has the typical impact of increasing depreciation expense from what would be recognized under the individual-asset method, and eliminating gains and losses when a group-depreciated asset is retired. Assets that can be separately identified, such as buildings, vehicles and computers, are depreciated on an individual-asset basis. The FERC, PSCU and PSCW have approved the use of group depreciation.

Employee Benefit Plans

        Independent consultants hired by the company use complex models to calculate the yearly expenses of pension, postretirement benefits and benefit payments to recipients of a long-term disability program. The models consider mortality estimations, liability discount rates, return on investments, rate of increase of compensation, amortizing gain-or-loss from investments and medical-cost trend rates among the key factors. Management is asked to make assumptions based on parameters and advice offered by the consultants. It is the company's general policy to contribute to the pension fund an amount approximately equal to its yearly expense.

        In 2002, Questar recorded an additional minimum pension liability of $36 million, a $16.9 million intangible pension asset and an after-tax comprehensive loss of $11.8 million. A decrease in the fair value of pension plan assets combined with a lower discount rate caused the calculated accumulated-benefit obligation to exceed the fair value of the pension plan's assets. The condition can be remedied by an increase in fair value of assets, an increase in the discount rate and/or through additional contributions from the company. The company has decided not to increase the amount of its pension contributions due to income tax penalties.

New Accounting Standard

        SFAS 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. The new standard will impact recording abandonment costs of gas and oil wells and processing plants. Recognition of abandonment costs for a majority of the gas distribution, transportation and storage properties will be postponed indefinitely due to the nature of the assets as defined by SFAS 143. The company has not completed its evaluation of the impact of SFAS 143. However, these expenses are noncash until abandonment takes place. SFAS 143 is effective beginning January 1, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. QMR sold its Canadian affiliate in the fourth quarter of 2002, eliminating its foreign-exchange risk. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

        QMR bears a majority of the risk associated with commodity-price changes and uses energy-price-hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of energy-marketing transactions.

Commodity-Price Risk Management

        The company has established policies and procedures for managing commodity-price risks through the use of derivatives. The primary objectives of energy price-hedging are to support the company's earnings targets and to protect earnings from downward movements in commodity prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the company's Board of Directors. It is the company's current policy to hedge up to 75% of the current year's proved-developed-production by the first of March in the current year, at or above selling prices that support its budgeted income. The company will add incrementally to these hedges to reach forward beyond the current year when price levels are attractive. The company does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves.

        Natural gas prices in the Rocky Mountain region were depressed in 2002. The basis differential, the difference between Rockies prices and the benchmark Henry Hub (Louisiana) price, at times exceeded $2.00 per MMBtu, the widest differential in nearly a decade. This widening basis differential results from a combination of increased regional production, weak seasonal demand, and inadequate capacity in pipelines that transport Rockies gas out of the region. Rockies prices may remain depressed until regional demand increases and/or major new export pipelines are built. The expansion of the Kern River pipeline will improve pipeline capacity out of the Rockies but may not immediately return Rockies basis to historical ranges. With the acquisition of SEI in 2001, increased investment in development of the company's Pinedale Anticline acreage and sale of Canadian properties, a growing percentage of the company's production is in the Rockies.

        Management's attention has been focused on improving Rockies prices by hedging approximately 90% of Rockies 2003 proved-developed-production at an average of $3.04 per Mcf net-to-the-well. In addition, the company may curtail production if prices drop below levels necessary for profitability.

        QMR held energy-price hedging contracts covering the price exposure for about 85.2 million dth of gas and 1.1 million bbl of oil as of December 31, 2002. A year earlier QMR hedging contracts covered 70.2 million dth of natural gas and 1.1 million bbl of oil. QMR does not hedge the price of natural gas liquids.

        A summary of the activity for the fair value of energy-price hedging contracts for the year ended December 31, 2002, is below. The calculation is comprised of the valuation of financial and physical contracts.

(in thousands)
Net fair value of energy-hedging contracts outstanding at Dec. 31, 2001	$50,897
Contracts realized or otherwise settled	(42,362)
Increase in energy prices on futures markets	(29,196)

Net fair value of energy-hedging contracts outstanding at Dec. 31, 2002	$(20,661)

        A vintaging of energy-price hedging contracts as of December 31, 2002, is shown below. About 76% of those contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(in thousands)
Contracts maturing by Dec. 31, 2003	$(15,621)
Contracts maturing between Dec. 31, 2004 and Dec. 31, 2005	(5,047)
Contracts maturing between Dec. 31, 2005 and Dec. 31, 2006	50
Contracts maturing between Dec. 31, 2006 and Dec. 31, 2008	(43)

Net fair value of energy-hedging contracts outstanding at Dec. 31, 2002	$(20,661)

        QMR's mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

	As of December 31,
	2002	2001
	(in millions)
Mark-to-market valuation—asset (liability)	$(20.7)	$50.9
Value if market prices of gas and oil decline by 10%	(22.2)	65.7
Value if market prices of gas and oil increase by 10%	(19.1)	36.1

        The calculations reflect energy prices posted on the NYMEX, various "into-the-pipe" postings, and fixed prices on the indicated dates. These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions for price hedges on equity production, (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production) which should largely offset the change in value of the hedge contracts.

Liquidity Accelerators

        QMR has commodity-price hedging agreements in place with ten different counterparties. These counterparties are banks and energy-trading firms. In some contracts, the amount of credit allowed before QMR must post collateral for out-of-the-money hedges varies depending on the credit rating assigned to QMR's debt. At QMR's current credit ratings, the credit available from each counterparty ranges between $5 million and $30 million, depending on the agreement. In cases where this arrangement exists, if QMR's credit ratings fall below investment grade (BBB- by Standard & Poor's or Baa2 by Moody's), counterparty credit generally falls to zero.

Questar Gas Energy-Price Risk Management

        Questar Gas has been authorized to pursue hedging activities to mitigate energy-price fluctuations for gas-distribution customers. The benefits and the costs of hedging are included in the purchased-gas adjustment account. Questar Gas records mark-to-market adjustments for hedging contracts in the purchased-gas-adjustment account. There were no hedges of Questar Gas purchases in place at December 31, 2002.

Business with Energy Merchants

        Questar Pipeline has significant transportation and storage business with some energy merchants that have recently had their debt ratings downgraded. Questar Pipeline requests credit support, such as letters of credit and cash collateral, from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts as of the date of this report. The company's largest contracts, other than those with its affiliate Questar Gas, are with Williams Energy Marketing and Trading with an annual reservation fee of $6.3 million for transportation and storage services and El Paso Resources with an annual reservation fee of $4.4 million for transportation services. Williams has subscribed for 15% of the storage capacity of Clay Basin storage reservoir.

        QMR has significant gas sales to energy merchants, some of which have had their debt ratings downgraded. All companies with such concerns were current on their accounts as of the date of this report. QMR requests credit support and, in some cases fungible collateral, from companies with noninvestment-grade ratings. QMR's five largest customers are BP Energy Company, Reliant Energy Services, Duke Energy Trading and Marketing, Sempra Energy Trading Corporation and Oneok Energy Marketing. Transactions with these five companies accounted for 14% of QMR's revenues.

Interest-Rate Risk Management

        The company had $1.1 billion of long-term debt at December 31, 2002, of which $945.5 million was fixed-rate debt. The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The fair value of Questar's long-term debt amounted to $1.3 billion at December 31, 2002. The company had $999.5 million of long-term debt at December 31, 2001, of which $745.5 million was fixed-rate debt. The fair value of Questar's long-term debt amounted to $1 billion at December 31, 2001. The fair-value calculation was based upon quoted market prices and the discounted present value of cash flows using the company's current borrowing rates. If interest rates declined by 10%, fair value would increase to $1.3 billion in 2002 and $1.1 billion in 2001 and interest paid on variable-rate long-term debt would decrease about $400,000. The sensitivity calculations do not represent the cost to retire the debt securities. The book value of variable-rate debt approximates fair value.

Other Contingencies

        The company is actively marketing the transportation capacity of the western zone of the Southern Trails Pipeline. The company's investment in the pipeline is approximately $50 million.

        Questar sold a building and leased seven acres under a long-term lease agreement. The property is part of an EPA Superfund site, which has undergone containment remediation and is currently in a post-clean up monitoring program. At the conclusion of the monitoring period, and subject to delisting of the site by the EPA, the seven acres will be deeded to the lessee for a nominal fee. As a condition of the sale, the company indemnified the buyer/lessee against future claims by the EPA arising from the historic containment.

FORWARD-LOOKING STATEMENTS

        This report includes "forward-looking statements" within the meaning of Section 27(A) of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "could," "expect," "intend," "project," "estimate," "anticipate," "believe," "forecast," or "continue" or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of the company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

        Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include:

  Changes in general economic conditions;

  Changes in gas and oil prices and supplies, and land-access issues;

  Changes in rate-regulatory policies;

  Regulation of the Wexpro Agreement;

  Availability of gas and oil properties for sale or for exploration;

  Creditworthiness of counterparties to hedging contracts;

  Rate of inflation, and interest rates;

  Assumptions used in business combinations;

  Weather and other natural phenomena;

  The effect of environmental regulation;

  Changes in customers' credit ratings, including energy merchants;

  Competition from other forms of energy, other pipelines and storage facilities;

  The effect of accounting policies issued periodically by accounting standard-setting bodies;

  Adverse repercussion from terrorist attacks or acts of war;

  Adverse changes in the business or financial condition of the company; and

  Lower credit ratings for Questar and/or its subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Management

        The consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States. Management is responsible for the fairness and reliability of the financial statements and other financial information included in this report. Management makes informed estimates and judgments of the effects of certain events and transactions in the preparation of the financial statements.

        Questar maintains accounting and other controls that management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and transactions are properly recorded in accordance with management's authorization. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

        Questar's independent auditors, Ernst & Young LLP, are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with auditing standards generally accepted in the United States.

        The Finance and Audit Committee of the Board of Directors, composed of directors who are not employees of Questar, meets regularly with the independent auditors, internal auditors and management. The independent auditors and internal auditors always have access to the Committee, both with and without the presence of management, and the opportunity to discuss the results of their audits and the quality of financial reporting.

Keith O. Rattie President and Chief Executive Officer
Stephen E. Parks Senior Vice President, Treasurer and Chief Financial Officer

Report of Independent Auditors

Shareholders and Board of Directors
Questar Corporation

        We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 5 to the financial statements, effective January 1, 2002, Questar Corporation and subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ ERNST & YOUNG LLP Ernst & Young LLP Salt Lake City, Utah March 26, 2003

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per-share amounts)
REVENUES
Questar Market Resources	$522,476	$645,867	$649,200
Questar Regulated Services
Natural gas distribution	593,835	701,150	531,988
Natural gas transmission	66,275	49,402	42,500
Other	4,160	4,603	3,642
Corporate and other operations	13,921	38,328	38,823

TOTAL REVENUES	1,200,667	1,439,350	1,266,153
OPERATING EXPENSES
Cost of natural gas and other products sold	395,742	675,011	562,229
Operating and maintenance	284,317	270,355	251,477
Depreciation, depletion and amortization	184,952	151,735	142,491
Exploration	6,086	6,986	7,917
Abandonment and impairment of gas, oil and related properties	11,183	5,171	3,418
Production and other taxes	44,192	55,985	50,654

TOTAL OPERATING EXPENSES	926,472	1,165,243	1,018,186

OPERATING INCOME	274,195	274,107	247,967
Interest and other income	56,667	35,298	39,359
Earnings from unconsolidated affiliates	11,777	159	3,996
Minority interest	501	1,725	104
Debt expense	(81,121)	(64,833)	(63,510)

Income before income taxes and cumulative effect of accounting change	262,019	246,456	227,916
Income taxes	91,126	88,270	78,439

Income before cumulative effect	170,893	158,186	149,477
Cumulative effect of change in accounting for goodwill, net of $2,010 attributed to minority interest	(15,297)

NET INCOME	$155,596	$158,186	$149,477

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect	$2.09	$1.95	$1.86
Cumulative effect of accounting change	(0.19)

Net income	$1.90	$1.95	$1.86

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect	$2.07	$1.94	$1.85
Cumulative effect of accounting change	(0.19)

Net income	$1.88	$1.94	$1.85

Weighted average common shares outstanding
Used in basic calculation	81,782	81,097	80,412
Used in diluted calculation	82,573	81,658	80,915

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,641	$11,300
Accounts receivable, net	154,498	151,844
Unbilled gas accounts receivable	39,788	53,613
Federal income taxes recoverable		7,055
Fair value of hedging contracts	3,617	55,593
Inventories, at lower of average cost or market
Gas and oil storage	29,666	37,055
Materials and supplies	10,679	12,073
Purchased-gas adjustments		8,296
Prepaid expenses and other	15,008	16,136
Deferred income taxes	5,047

TOTAL CURRENT ASSETS	279,944	352,965
NET PROPERTY, PLANT AND EQUIPMENT	2,617,798	2,565,098
INVESTMENT IN UNCONSOLIDATED AFFILIATES	23,617	144,928
SECURITIES AVAILABLE FOR SALE		13,623
OTHER ASSETS
Goodwill, net	71,133	90,927
Regulatory assets	30,846	37,984
Intangible pension asset	16,911
Other noncurrent assets	27,601	38,971

TOTAL OTHER ASSETS	146,491	167,882

	$3,067,850	$3,244,496

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$49,000	$530,246
Accounts payable and accrued expenses
Accounts and other payables	159,485	173,700
Production and other taxes	28,179	37,156
Federal income taxes	9,854
Deferred income taxes		3,153
Interest	16,418	13,193

Total accounts payable and accrued expenses	213,936	227,202
Fair value of hedging contracts	24,278	5,323
Purchased-gas adjustments	13,282
Current portion of long-term debt	10	1,705

TOTAL CURRENT LIABILITIES	300,506	764,476
LONG-TERM DEBT, less current portion	1,145,180	997,423
DEFERRED INCOME TAXES	377,717	324,309
DEFERRED INVESTMENT TAX CREDITS	4,565	4,966
OTHER LONG-TERM LIABILITIES	51,574	45,752
PENSION LIABILITY	39,522	6,984
MINORITY INTEREST	10,025	19,805
COMMITMENTS AND CONTINGENCIES
COMMON SHAREHOLDERS' EQUITY
Common stock—without par value; 350,000,000 shares authorized; 82,053,760 outstanding at December 31, 2002 and 81,523,407 outstanding at December 31, 2001	298,718	282,297
Retained earnings	868,702	772,408
Accumulated other comprehensive income (loss)	(28,659)	26,076

TOTAL COMMON SHAREHOLDERS' EQUITY	1,138,761	1,080,781

	$3,067,850	$3,244,496

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income(Loss)
			Retained Earnings		Comprehensive Income
	Shares	Amount
	(dollars in thousands)
Balances at January 1, 2000	81,418,853	$278,437	$577,022	$39,057
Issuance of common stock	958,232	11,764
Purchase of common stock	(1,558,811)	(25,543)
2000 net income			149,477		$149,477
Payment of dividends of $.685 per share			(55,084)
Income tax benefit associated with exercise of nonqualified options and premature dispositions		3,972
Other comprehensive income
Unrealized loss on securities available for sale, net-of income taxes of $16,767				(25,453)	(25,453)
Foreign-currency-translation adjustment, net of income taxes of $949				(1,017)	(1,017)

Balances at December 31, 2000	80,818,274	268,630	671,415	12,587	$123,007

Issuance of common stock	1,148,080	23,316
Purchase of common stock	(442,947)	(12,488)
2001 net income			158,186		$158,186
Payment of dividends of $.705 per share			(57,193)
Income tax benefit associated with exercise of nonqualified options and premature dispositions		2,839
Other comprehensive income
Cumulative effect of accounting change for energy hedges, net of income taxes of $41,624				(79,376)	(79,376)
Change in unrealized gain on energy hedges, net of income taxes of $57,048				105,295	105,295
Unrealized loss on securities available for sale, net of income taxes of $6,565				(10,595)	(10,595)
Unrealized loss on interest-rate swaps, net of income taxes of $235				(392)	(392)
Foreign-currency-translation adjustment, net of income taxes of $1,304				(1,443)	(1,443)

Balances at December 31, 2001	81,523,407	282,297	772,408	26,076	$171,675

Issuance of common stock	590,822	10,280
Purchase of common stock	(60,469)	(1,594)
2002 net income			155,596		$155,596
Payment of dividends of $.725 per share			(59,302)
Income tax benefit associated with exercise of nonqualified options and premature dispositions		1,642
Adjustment of minority interest		6,093
Other comprehensive income
Change in unrealized loss on energy hedges, net of income taxes of $25,651				(42,799)	(42,799)
Minimum pension liability, net of income taxes of $7,296				(11,779)	(11,779)
Change in securities available for sale, net of income taxes of $2,005				(3,237)	(3,237)
Change in interest-rate swaps, net of income taxes of $235				392	392
Foreign-currency-translation adjustment, net of income taxes of $2,375				2,688	2,688

Balances at December 31, 2002	82,053,760	$298,718	$868,702	$(28,659)	$100,861

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
OPERATING ACTIVITIES
Net income	$155,596	$158,186	$149,477
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation, depletion and amortization	194,369	159,042	148,293
Deferred income taxes and investment-tax credits	78,516	33,699	47,355
Abandonment and impairment of gas, oil and related properties	11,183	5,171	3,418
Net gains from sales of properties and securities	(43,683)	(21,765)	(24,739)
Impairment of assets and securities	2,956	1,473
(Earnings) losses from unconsolidated affiliates, net of cash distributions	2,257	1,978	(795)
Minority interest	(501)	(1,725)	(104)
Cumulative effect of accounting change	15,297

	415,990	336,059	322,905
Changes in operating assets and liabilities
Accounts receivable	6,537	119,344	(136,700)
Inventories	8,964	(8,434)	(2,892)
Energy-hedging contracts	(89)	(10,886)
Prepaid expenses and other	(374)	(2,785)	2,077
Accounts payable and accrued expenses	(16,939)	(83,965)	126,333
Federal income taxes	16,883	2,734	(27,068)
Purchased-gas adjustments	21,578	27,246	(35,133)
Other assets	10,399	3,436	(17,144)
Other liabilities	1,775	(10,075)	19,689

NET CASH PROVIDED FROM OPERATING ACTIVITIES	464,724	372,674	252,067
INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(334,467)	(870,652)	(305,818)
Other investments	(23,333)	(113,434)	(9,324)

Total capital expenditures	(357,800)	(984,086)	(315,142)
Proceeds from disposition of assets	280,645	49,034	49,540

NET CASH USED IN INVESTING ACTIVITIES	(77,155)	(935,052)	(265,602)
FINANCING ACTIVITIES
Issuance of common stock	11,922	26,155	15,736
Purchase of Questar common stock	(1,594)	(12,488)	(25,543)
Issuance of long-term debt	325,000	645,000	61,725
Repayment of long-term debt	(179,120)	(357,799)	(80,075)
Increase (decrease) in short-term loans	(481,246)	321,107	64,581
(Increase) decrease in cash held in escrow	6,838	(1,010)	31,340
Other financing	272	716	2,955
Payment of dividends	(59,302)	(57,193)	(55,084)

NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(377,230)	564,488	15,635
Foreign-currency-translation adjustment	2	(226)	(975)

CHANGE IN CASH AND CASH EQUIVALENTS	10,341	1,884	1,125
BEGINNING CASH AND CASH EQUIVALENTS	11,300	9,416	8,291

ENDING CASH AND CASH EQUIVALENTS	$21,641	$11,300	$9,416

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1—Summary of Accounting Policies

        Principles of Consolidation:    The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the company). Questar is an integrated natural gas company with two principal lines of business: nonregulated and regulated. Questar Market Resources, Inc. and subsidiaries (QMR or Market Resources), conducts the nonregulated activities of gas and oil exploration, development and production, gas gathering and processing, wholesale-energy marketing and a private storage facility. The company's regulated activities of natural gas distribution, interstate transmission and storage operations are conducted by Questar Regulated Services Co. and subsidiaries (QRS or Regulated Services). Questar Gas conducts natural gas-distribution activities. Questar Pipeline provides interstate natural gas transmission and storage services, and through a subsidiary, Questar Transportation Services, operates a processing plant that removes carbon dioxide from a portion of the pipeline and provides gathering services. Regulated Services also includes Questar Energy Services, which markets unregulated services. Corporate and Other Operations include information-technology, data hosting, telecommunication services and corporate activities. All significant intercompany accounts and transactions have been eliminated in consolidation

        Investments in Unconsolidated Affiliates:    Questar uses the equity method to account for investments in affiliates in which it does not have control. Generally, the company's investment in these affiliates equals the underlying equity in net assets.

        Regulation:    Questar Gas is regulated by the Public Service Commission of Utah (PSCU) and the Public Service Commission of Wyoming (PSCW). The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas's operations in a small area of southeastern Idaho. Questar Pipeline is regulated by the Federal Energy Regulatory Commission (FERC). Market Resources, through its investment in Clear Creek Storage Company, LLC, operates a gas-storage facility that is under the jurisdiction of the FERC. These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

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

        Revenue Recognition:    Revenues are recognized in the period that services are provided or products are delivered. Questar Gas records gas-distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The impact of abnormal weather on gas-distribution earnings during the heating season is partially reduced by a weather-normalization adjustment. While the transportation and storage operations of the gas-transportation business are influenced by weather conditions, the straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather conditions. Rate-regulated companies may collect revenues subject to possible refunds pending final orders from regulatory agencies and establish reserves for revenues collected subject to refund.

        The company's exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the company has sold gas in excess of its share of remaining reserves in an underlying property. The company's net gas imbalances at December 31, 2002 and 2001 were $1.8 million and $1.9 million, respectively. Revenue and prices for gas and oil are reported "net to the well," meaning that costs for gathering and processing, often times paid by purchasers of the products, are not included in the revenues reported.

        Purchased-Gas Adjustments:    Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW under which purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas has been authorized to hedge a portion of its natural gas supply to mitigate energy-price fluctuations for gas-distribution customers. The benefits and the costs of hedging are included in the purchased-gas adjustment account. The regulatory commissions also allow Questar Gas to record periodic mark-to-market adjustments for energy-hedging contracts in the purchased-gas adjustment account.

        Other Regulatory Assets and Liabilities:    Rate-regulated businesses may be permitted to defer recognition of costs. Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as debt expense over either the would-be remaining life of the retired debt or the life of the replacement debt. The reacquired debt costs had a weighted-average life of approximately 15 years as of December 31, 2002. The cost of the early retirement windows offered to employees of rate-regulated subsidiaries is capitalized and amortized over a five-year period, which will conclude in 2005. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers, all of which are expected to be recovered by 2004. Production taxes on cost-of-service production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months. A liability has been recorded for postretirement medical costs allowed in rates that exceed actual costs.

        Cash and Cash Equivalents:    Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

        Securities Available for Sale:    The value of securities available for sale approximates fair value at the balance-sheet date based on published share prices. Using market value at the balance-sheet date, the company records unrealized gains or losses, net of income taxes, as a separate component of other comprehensive income in shareholders' equity. Gains or losses resulting from the sale of securities are determined on an average-cost basis and reported in income as incurred.

        Property, Plant and Equipment:    Property, plant and equipment is stated at cost. In 2001, Questar elected to change its accounting method for gas and oil properties from the full-cost method to the successful-efforts method. The company retroactively restated financial statements to reflect this change in accounting method. Previously reported earnings for the year ended December 31, 2000, decreased $7.2 million ($.09 per share).

Gas and oil properties

        Under the successful-efforts method of accounting, the company capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved-leasehold costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. The company recognizes gain or loss on the sale of properties on a field basis.

        Capitalized-proved-leasehold costs are depleted using the unit-of-production method based on proved reserves on a field basis. All other capitalized costs associated with gas and oil properties are depreciated using the unit-of-production method based on proved-developed reserves on a field basis. Costs of future site restoration, dismantlement, and abandonment of producing properties are considered in calculating depreciation, depletion and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

Cost-of-service gas and oil operations

        The successful-efforts method of accounting is utilized with respect to costs associated with certain "cost-of-service" gas and oil properties managed and developed by Wexpro, a subsidiary of QMR. Cost-of-service gas and oil properties are properties for which the operations and return on investment are regulated by the Wexpro agreement (see Note 16). In accordance with the agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost-of-service properties is sold at market prices. Proceeds are credited pursuant to the terms of the agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

        Capitalized costs are depreciated on an individual-field basis using the unit-of-production method based upon proved-developed gas and oil reserves attributable to the field. Costs of future site restoration, dismantlement, and abandonment for producing properties are considered in calculating depreciation and amortization expense for tangible equipment by assuming no salvage value in the calculation of the unit-of-production rate.

        Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

	2002	2001	2000
Questar Market Resources
Gas and oil properties, per Mcf equivalent
U.S.	$.90	$.79	$.73
Canada (in U.S. dollars)	.98	1.10	1.12
Combined U.S. and Canada	.91	.83	.78
Cost-of-service gas and oil properties, per Mcfe	.59	.49	.44

        For the remaining company properties, the provision for depreciation, depletion and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. The investment in natural gas-gathering and processing facilities, is charged to expense using either the straight-line or unit-of-production method. For depreciation purposes, major categories of fixed assets in the gas-distribution, transmission and storage operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Gas-production facilities are depreciated using the unit-of-production method.

        Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

	2002	2001	2000
Questar Regulated Services
Natural gas distribution
Distribution plant	3.9%	3.8%	4.0%
Gas wells, per Mcf	$.14	$.14	$.15
Natural gas transmission, processing and storage	3.2%	2.9%	3.2%

        Test for Impairment of Long-Lived Assets:    Gas and oil properties are evaluated by field for potential impairment; other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable in accordance with Statement of Financial Accounting Standard (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. Triggering events that may result in a decrease of gas and oil reserves could be caused by mechanical problems, a faster decline of reserves than expected, lease-ownership issues, and/or an other-than-temporary decline in gas and oil prices. If an impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors including pricing and operating costs.

        Goodwill and Other Intangible Assets:    Intangible assets consist primarily of goodwill acquired through business combinations. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002, the company adopted SFAS 142, "Goodwill and Other Intangible Assets." According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, an impairment is indicated. The amount of the impairment is measured using a discounted-cash-flow model considering pricing, operating costs, a risk-adjusted discount rate and other factors.

        Capitalized Interest and Allowance for Funds Used During Construction:    Questar's regulated subsidiaries capitalize the cost of capital employed during the construction period of plant and equipment in accordance with guidelines from regulators. Capitalized financing costs, called allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense and the equity portion is recorded in other income. The company's nonregulated subsidiaries capitalize interest costs during construction of assets. Under provisions of the Wexpro agreement, the company capitalizes AFUDC on cost-of-service construction projects and records the amount in other income. Debt expense was reduced by $1.3 million in 2002, $4.1 million in 2001 and $4.2 million in 2000. AFUDC included in interest and other income amounted to $3.5 million in 2002, $5.5 million in 2001 and $4.5 million in 2000.

        Foreign-Currency Translation:    The company conducted gas and oil development-and-production operations in Canada, which were sold in 2002. The local currency, the Canadian dollar, was the functional currency of the company's foreign operations. Translation from Canadian dollars to U. S. dollars was performed for balance-sheet accounts using the exchange rate in effect at the balance-sheet date. Revenue and expense accounts were translated using an average exchange rate. Adjustments resulting from such translations were reported as a separate component of other comprehensive income in shareholders' equity. Deferred income taxes were provided on translation adjustments because the earnings were not considered to be permanently invested.

        Energy-Price Financial Instruments:    On January 1, 2001, the company adopted the accounting provisions of SFAS 133 as amended and recorded a cumulative effect of this accounting change that decreased other comprehensive income by $79.4 million after tax. The company structures the majority of its energy-price-derivative instruments as cash-flow hedges. A $121 million hedging liability for derivative instruments was recorded as a result of adopting SFAS 133.

        The company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value, cash flows or foreign currencies. If the hedged exposure is a fair-value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting gain or loss from the change in fair value of the hedged item. If the hedged exposure is a cash-flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings in the current period.

        A derivative instrument qualifies as a hedge if all of the following tests are met:

—	The item to be hedged exposes the company to price risk.
—	The derivative reduces the risk exposure and is designated as a hedge at the time the company enters into the contract.
—	At the inception of the hedge and throughout the hedge period there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

        When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are included in income in the same period that the underlying production or other contractual commitment is delivered. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is reclassified from other comprehensive income and recognized currently in the results of operations.

        Physical Contracts: Physical hedge contracts have a nominal quantity and a fixed price. Contracts representing both purchases and sales settle monthly based on quantities valued at a fixed price. Purchase contracts fix the purchase price paid and are recorded as cost of sales in the month the contracts are settled. Sales contracts fix the sales price received and are recorded as revenues in the month they are settled. Due to the nature of the physical market, there is a one-month delay for the actual settlement. QMR accrues for the settlement in the current month's revenues and cost of sales.

        Financial Contracts: Financial contracts are contracts which are net settled; meaning settled in cash without delivery of product. Financial contracts also have a nominal quantity and exchange an index price for a fixed price. They are net settled with the brokers as the price bulletins become available. The contracts are recorded as cost of sales in the month they are settled.

        Interest-Rate Financial Instruments:    The company may utilize interest-rate hedges to swap fixed-rate interest payments for variable-rate interest payments. The difference between the fixed-interest-rate-swap payment made and the variable-rate payment is recorded as either an increase or decrease of interest expense.

        Credit Risk:    The company's primary market areas are the Rocky Mountain and Midcontinent regions of the United States. Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the company to credit risk. The company monitors the creditworthiness of its counterparties, which generally are major financial institutions. Loss reserves are periodically reviewed for adequacy and may be established on a specific-case basis. Bad-debt expense amounted to $7.9 million, $8.6 million and $3.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The allowance for bad-debt expenses was $7.1 million and $6.3 million at December 31, 2002 and 2001, respectively.

        Income Taxes:    Questar and its subsidiaries file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences. These occur when there are differences between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions.

        Earnings Per Share:    Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from exercising stock options, which is the sole difference between basic and diluted shares.

        Stock-Based Compensation:    The company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. Under this method, the company records no compensation expense for stock options granted because the exercise price of those options is equal to the market price of the company's common stock on the date of grant.

        Comprehensive Income:    Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in the Consolidated Statement of Shareholders' Equity. Other comprehensive income transactions result from changes in the market value of securities available for sale, qualified energy derivatives and interest rate derivatives, recognition of additional pension liability, and changes in holding value resulting from foreign-currency-translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income or loss is realized when the underlying energy product or securities available for sale are sold.

        The balances of accumulated other comprehensive income (loss), net of income taxes, at December 31, were as follows:

	2002	2001
	(in thousands)
Unrealized gain (loss) on energy-hedging transactions	$(16,880)	$25,919
Additional pension liability	(11,779)
Unrealized loss on interest-rate swap		(392)
Unrealized gain on securities available for sale		3,237
Foreign-currency-translation adjustment		(2,688)

Accumulated other comprehensive income (loss)	$(28,659)	$26,076

        Business Segments:    Questar's line-of-business disclosures are presented based on the way senior management evaluates the performance of its business segments. Certain intersegment sales include intercompany profit.

        New Accounting Standard:    SFAS 143, "Accounting for Asset Retirement Obligations," was issued in June of 2001. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires that plant abandonment costs be estimated at fair value, capitalized and depreciated over the life of the related assets. The new standard will have its greatest impact on recording abandonment costs of gas and oil wells, and to a lesser extent, on processing plants. Recognition of abandonment costs for a majority of the gas distribution, transportation and storage properties will be postponed indefinitely due to the nature of the assets as defined by SFAS 143. The company has not completed its evaluation of the impact of SFAS 143. However, these expenses are noncash until abandonment takes place. SFAS 143 is effective beginning January 1, 2003.

        Reclassifications:    Certain reclassifications were made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

Note 2—Dispositions and Acquisitions

Sale of Canadian Properties

        On October 21, 2002, QMR sold its Canadian exploration and production subsidiary, Celsius Energy Resources, Ltd (CERL), to EnerMark Inc., a subsidiary of Calgary-based Enerplus Resources Fund. Total consideration received was $US 101.6 million. CERL earned net income for the nine months ended September 30, 2002, of $US 1.5 million and had total assets of $US 80 million at September 30, 2002. QMR used the proceeds from the sale to repay debt.

Sale of TransColorado

        On October 20, 2002, Questar Pipeline sold Questar TransColorado, Inc., the company owning Questar's interest in the TransColorado Pipeline, to Kinder Morgan, Inc. and affiliates for $105.5 million, effective October 1, 2002. The proceeds from the sale were used to retire debt at Questar Pipeline.

Partnership Interests Acquired

        In 2002, Questar Pipeline and affiliates acquired the final 28% partnership interest in the Overthrust Pipeline Company (Overthrust) for $5.4 million. Accounting for Overthrust was changed from an unconsolidated affiliate to full consolidation as a result of acquiring controlling interest. The purchase included $4.1 million of goodwill.

        QMR, through an affiliate, acquired El Paso Gas Gathering and Processing's 50% interest in the Blacks Fork processing plant for approximately $5.4 million, effective December 18, 2002. QMR now owns 100% of the plant. Accounting for the company's interest in Blacks Fork changed from an unconsolidated partnership to full consolidation as a result of this transaction.

Note 3—Property, Plant and Equipment

        The details of property, plant and equipment and accumulated depreciation, depletion and amortization follow:

	December 31,
	2002	2001
	(in thousands)
Property, Plant and Equipment
Questar Market Resources
Gas and oil properties—successful-efforts accounting
Proved properties	$1,103,686	$1,175,432
Unproved properties, not being depleted	131,817	176,141
Support equipment and facilities	29,571	11,414

	1,265,074	1,362,987
Cost-of-service gas and oil properties—successful-efforts accounting	428,597	405,783
Gathering, processing and marketing	223,974	210,394

	1,917,645	1,979,164

Questar Regulated Services
Natural gas distribution	1,193,553	1,144,455
Natural gas transmission	1,020,838	881,248
Other	9,631	9,519
Corporate and other operations	69,884	75,021

	$4,211,551	$4,089,407

Accumulated depreciation, depletion and amortization
Questar Market Resources
Gas and oil properties	$424,392	$462,143
Cost-of-service gas and oil properties	224,440	207,410
Gathering, processing and marketing	68,157	61,777

	716,989	731,330

Questar Regulated Services
Natural gas distribution	513,485	489,583
Natural gas transmission	316,433	256,755
Other	5,011	4,586
Corporate and other operations	41,835	42,055

	1,593,753	1,524,309

Net Property, Plant and Equipment	$2,617,798	$2,565,098

Note 4—Investment in Unconsolidated Affiliates

        Questar, indirectly through subsidiaries, has interests in businesses accounted for on the equity basis. As of December 31, 2002 and 2001, these affiliates did not have debt obligations with third-party lenders. The principal business activities, form of organization and percentage ownership are listed below. Percentage of voting control and economic interest are identical. Canyon Creek Compression Co., a general partnership (15%) and Rendezvous Gas Services LLC, a limited-liability corporation (50%) are engaged in processing and/or gathering natural gas. TransColorado and Overthrust conducted transportation activities. In 2002, TransColorado was sold and the remaining interest in Overthrust was acquired.

        Summarized results of the partnerships are listed below.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Gas gathering and processing partnerships
Revenues	$25,490	$24,992	$27,574
Operating income	8,805	2,830	5,811
Income before income taxes	8,869	3,105	6,184
Current assets, at end of period	11,806	21,000	14,232
Noncurrent assets, at end of period	45,704	38,862	26,941
Current liabilities, at end of period	5,178	3,893	3,940
Noncurrent liabilities, at end of period	2,182	2,529	946
Transportation partnerships
Revenues	$24,992	$16,164	$11,770
Operating income (loss)	14,732	(4,805)	(7,949)
Income (loss) before income taxes	14,791	(13,606)	(20,764)
Current assets, at end of period		13,315	4,927
Noncurrent assets, at end of period		301,431	315,825
Current liabilities, at end of period		5,146	208,402
Noncurrent liabilities, at end of period		13,662	9,940
Debt (included in current liabilities)			200,000

Note 5—Goodwill and Other Intangible Assets

        The company adopted the provisions of SFAS 142 as of January 1, 2002, and performed an initial test that indicated an impairment of the goodwill acquired by Consonus. As a result, the company wrote off $17.3 million of goodwill, of which, $15.3 million ($.19 per diluted common share) was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2 million loss was attributed to minority shareholders.

        The balance in goodwill in each line of business is listed below:

	Consolidated	Questar Market Resources	Questar Regulated Services	Corporate and Other Operations
	(in thousands)
Balance at December 31, 2001	$90,927	$66,823	$5,876	$18,228
Impaired goodwill identified in initial test	(17,307)			(17,307)
Goodwill attributed to assets sold	(6,545)	(5,400)	(224)	(921)
Goodwill added as a result of a purchase of a business	4,058		4,058

Balance at December 31, 2002	$71,133	$61,423	$9,710	—

        The following table shows pro forma net income excluding the impairment and amortization of goodwill. Neither the impairment resulting from the change in accounting method nor the amortization of goodwill was deductible for income tax purposes.

	Year-Ended December 31,
	2002	2001	2000
	(in thousands)
Net income	$155,596	$158,186	$149,477
Goodwill amortization		2,224	1,653
Cumulative effect of change in accounting for goodwill, net of $2,010 attributed to minority interest	15,297

Pro forma net income	$170,893	$160,410	$151,130

Basic earnings per share
Net income as reported	$1.90	$1.95	$1.86
Pro forma net income	2.09	1.98	1.88
Diluted earnings per share
Net income as reported	$1.88	$1.94	$1.85
Pro forma net income	2.07	1.96	1.87

        As of December 31, 2002, the company held about $1.1 million of intangible assets with indefinite lives. Intangible assets, primarily rights of way for pipelines, subject to amortization amounted to $9.1 million, net of accumulated amortization of $1.2 million.

Note 6—Other Regulatory Assets and Liabilities

        In addition to purchased-gas adjustments, the company has other regulatory assets and liabilities. The regulated entities recover these costs but do not receive a return on these assets. A list of regulatory assets at December 31 follows:

	2002	2001
	(in thousands)
Cost of reacquired debt	$14,879	$15,955
Early retirement costs	8,334	11,435
Income taxes recoverable from customers	4,269	5,557
Deferred-production taxes	2,719	4,328
Other	645	709

	$30,846	$37,984

        The company has accrued a regulatory liability for the collection allowed in rates of postretirement medical costs, which were in excess of actual charges. As of December 31, this balance was $2.8 million in 2002 and $2.2 million in 2001. Questar Pipeline has a regulatory liability for a refund of income taxes to customers amounting to $1.6 million. The balance will be refunded to customers through 2016.

Note 7—Securities Available for Sale

        The company's securities available for sale were equity securities only. Through sale or write-off, the company disposed of the remaining securities. Proceeds from the sales amounted to $8.4 million and were used to reduce debt. The company wrote off a $500,000 investment in a security available for sale when the underlying business ceased operations in the first quarter of 2002. The company recorded a $1.5 million impairment in 2001. At December 31, 2001, the fair value of securities was $13.6 million, comprised of a $5.2 million unrealized gain and cost of $8.4 million.

        As of December 31, 2002, the company no longer owned securities available for sale. The company reclassified $3.2 million, $153,000 and $41.8 million in 2002, 2001 and 2000, respectively, from other comprehensive income and $2 million, $59,000 and $16 million in 2002, 2001 and 2000, respectively, from deferred-income taxes, upon the sale of securities.

Note 8—Debt

        Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $225 million. These lines have interest rates generally below the prime interest rate. Commercial-paper borrowings with initial maturities of less than one year are backed by the short-term line-of-credit arrangements. The details of short-term debt are as follows:

	December 31,
	2002	2001
	(in thousands)
Commercial paper with variable interest rates	$49,000	$405,500
Bank loans with variable interest rates		124,746

	$49,000	$530,246

Weighted-average interest rate at December 31	1.62%	2.27%

        The details of long-term debt are as follows:

	December 31,
	2002	2001
	(in thousands)
Questar Market Resources
Revolving-credit loan due 2004 with variable interest rates (2.21% at December 31, 2002)	$200,000	$253,922
7.0% notes due 2007	200,000
7.5% notes due 2011	150,000	150,000
Questar Regulated Services—Natural gas distribution
Medium-term notes 6.3% to 8.43%, due 2007 to 2024	285,000	285,000
Questar Regulated Services—Natural gas transmission
Medium-term notes 5.85% to 7.55%, due 2008 to 2018	310,400	310,400
Corporate and other	132	141

Total long-term debt outstanding	1,145,532	999,463
Less current portion	10	1,705
Less unamortized debt discount	342	335

	$1,145,180	$997,423

        Maturities of long-term debt for the five years following December 31, 2002, are as follows:

(in thousands)
2003	$10
2004	180,011
2005	20,012
2006	14
2007	210,016

        Cash paid for interest was $77.3 million in 2002, $61.7 million in 2001 and $66.8 million in 2000.

        Market Resources' revolving-credit loan contains covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity.

        On February 27, 2003, natural gas distribution company, Questar Gas filed a shelf registration statement for the issuance of up to $70 million of medium-term notes. In March 2003, Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%. Proceeds from the offering will be used to replace higher-cost debt issued in 1992 and 1993 with a weighted-average interest rate of 8.11%

        On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a ten-year life. The proceeds were used to redeem debt with a higher interest rate. This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

        Questar Corporation has an effective shelf registration with the Securities and Exchange Commission (SEC) to issue up to $400 million of common equity or debt convertible into common stock. While it is the company's intention to issue no more than $200 million in securities initially, the filing registered both the convertible debt that could be issued and the subsequent common stock that would be issued in a convertible debt offering. Currently there are no plans to issue securities under this shelf registration.

        On January 16, 2002, QMR issued $200 million of notes in a private placement to finance its short-term debt following the 2001 acquisition of SEI. The notes mature in five years and have a coupon rate of 7%. Subsequently, the private-placement notes were registered with the SEC, and exchange notes with the same terms were issued in April 2002.

Note 9—Earnings Per Share

        A reconciliation of the components of basic and diluted common shares used in the earnings-per-share calculation is as follows:

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Weighted-average basic common shares outstanding	81,782	81,097	80,412
Potential number of shares issuable under stock-option plans	791	561	503

Weighted-average diluted common shares outstanding	82,573	81,658	80,915

Note 10—Common Stock

        Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows parties interested in owning Questar common stock to reinvest dividends or invest additional funds in common stock. The company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Reinvestment Plan issued total shares of 112,761, 219,846 and 322,062 in 2002, 2001 and 2000, respectively. At December 31, 2002, 1,588,154 shares were reserved for future issuance.

        Employee Investment Plan: The Employee Investment Plan (Plan) allows eligible employees to purchase shares of Questar Corporation common stock or other investments through payroll deduction. The company matches 80% of employees' pretax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the company makes a nonmatching contribution of $200 to each eligible employee. The company's expense equals its contribution. Questar's expense of the Plan amounted to $5.5 million, $5.3 million and $5.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Stock Plans: The company has a Long-term Stock Incentive Plan (Stock Plan) for officers, directors and employees. The current plan was amended March 1, 2001 to combine officers, directors and employees under one plan and reserve an additional 8 million shares. Shareholders approved the modification in May 2001. The option price equals the market price of the stock on the grant date; therefore, no compensation expense is recorded. Stock options for officers and employees have a 10-year life and vest in four equal annual installments beginning six months after the grant date. Stock options for nonemployee directors also have a ten-year life but vest six months after grant. There were 7,316,184 options available for future grant at December 31, 2002.

        Nonemployee directors may choose to receive shares of common stock instead of cash in payment for directors' fees pursuant to the terms of a second plan approved by shareholders. There were 88,570 shares available for future grant at December 31, 2002.

        Transactions involving option shares in the stock plans are summarized as follows:

	Options	Price Range			Weighted- Average Exercise Price
Balance at January 1, 2000	3,912,206	$9.81	-	$21.38	$17.69
Granted	1,260,990			15.00	15.00
Cancelled	(89,254)	13.69	-	21.38	17.19
Exercised	(1,301,361)	9.81	-	21.38	15.99

Balance at December 31, 2000	3,782,581	9.81	-	21.38	17.38
Granted	1,085,500	27.42	-	28.10	28.04
Cancelled	(13,320)	15.00	-	21.38	16.02
Exercised	(709,215)	9.81	-	21.38	17.17

Balance at December 31, 2001	4,145,546	9.81	-	28.10	20.21
Granted	1,364,000	22.95	-	23.95	23.02
Cancelled	(53,600)	15.00	-	28.10	22.62
Exercised	(480,207)	9.81	-	22.95	16.57

Balance at December 31, 2002	4,975,739	$13.69	-	$28.10	$21.29

Options Outstanding						Options Exercisable
Range of exercise price			Options Outstanding	Weighted- average remaining contract life in years	Weighted- average exercise price	Options Exercisable	Weighted- average exercise price
$13.69	-	$16.81	1,076,695	6.2	$15.21	909,370	$15.24
$17.00	-	$23.95	2,821,944	7.1	$21.07	2,095,944	$20.38
$27.42	-	$28.10	1,077,100	8.2	$28.04	418,350	$28.02

			4,975,739		$21.29	3,423,6764	$19.92

        A fair value of the stock options issued was determined on the grant date using the Black-Scholes option-valuation model. The fair-value calculation relies upon subjective assumptions and the use of a mathematical model to estimate value and may not be representative of future results. The Black-Scholes model was intended for measuring the value of options traded on an exchange. Questar's stock options are not traded on an exchange. The calculated fair value of options granted and major assumptions used in the model at the date of grant are listed below:

	2002	2001	2000
	(in thousands)
Fair value of options at grant date	$6.58	$8.90	$3.38
Risk-free interest rate	4.98%	5.04%	6.79%
Expected price volatility	30.5%	30.7%	25.1%
Expected dividend yield	3.14%	2.52%	4.53%
Expected life in years	7.3	7.3	7.0
	2002	2001	2000
	(in thousands)
Net income, as reported	$155,596	$158,186	$149,477
Stock-based compensation expense determined under fair-value-based methods	(5,100)	(4,435)	(2,340)

Pro forma net income	$150,496	$153,751	$147,137

Earnings per share
Basic, as reported	$1.90	$1.95	$1.86
Basic, pro forma	1.84	1.90	1.83
Diluted, as reported	1.88	1.94	1.85
Diluted, pro forma	1.82	1.88	1.82

        Restricted Stock: The company issues restricted stock as part of bonus payments in specified situations. These shares carry voting and dividend rights; however, sale or transfer is restricted. Generally, the restricted stock vests in one or two years depending upon the terms at the date of issue. In addition to issuing restricted shares in connection with bonuses, 21,000 shares were awarded in both 2002 and 2001 as part of employment contracts. These shares vest in three years. Compensation expense is recorded when the bonus or award is earned. Valuation of restricted shares is determined using the market price on date of issuance. A portion of the restricted shares is reserved for under the Stock Plan. Distribution of restricted stock and vesting periods were as follows:

	2002	2001	2000
Vest in one year	23,091	28,913
Vest in equal installments over two years		30,897	46,053
Vest in equal installments over three years	21,000	21,000

Total restricted shares awarded	44,091	80,810	46,053

Average market price per share at award date	$25.60	$24.07	$28.01

        Shareholder Rights: On February 13, 1996, Questar's Board of Directors declared a stock-right dividend for each outstanding share of common stock. The stock rights were issued March 25, 1996. The rights become exercisable if a person, as defined, acquires 15% or more of the company's common stock or announces an offer for 15% or more of the common stock. Each right initially represents the right to buy one share of the company's common stock for $87.50. Once any person acquires 15% or more of the company's common stock, the rights are automatically modified. Each right not owned by the 15% owner becomes exercisable for the number of shares of Questar's stock that have a market value equal to two times the exercise price of the right. This same result occurs if a 15% owner acquires the company through a reverse merger when Questar and its stock survive. If the company is involved in a merger or other business combination at any time after the rights become exercisable, rightholders will be entitled to buy shares of common stock in the acquiring company having a market value equal to twice the exercise price of each right. The rights may be redeemed by the company at a price of $.005 per right until 10 days after a person acquires 15% ownership of the common stock. The rights expire March 25, 2006.

Note 11—Financial Instruments and Risk Management

        The carrying value and estimated fair values of the company's financial instruments were as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$21,641	$21,641	$11,300	$11,300
Energy-price-hedging contracts	3,617	3,617	55,593	55,593
Financial liabilities
Short-term debt	49,000	49,000	530,246	530,246
Long-term debt	1,145,180	1,268,592	999,128	1,011,549
Energy-price-hedging contracts	24,278	24,278	4,696	4,696
Interest-rate-hedging swaps	—	—	627	627

        The company used the following methods and assumptions in estimating fair values:

        Cash and cash equivalents and short-term debt—the carrying amount approximates fair value.

        Long-term debt—the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the company's current borrowing rates.

        Energy-price-hedging contracts—fair value of the contracts is based on market prices as posted on the NYMEX from the last trading day of the year. The average price of the gas contracts at December 31, 2002, was $3.42 per MMBtu, representing the average of contracts with different terms including fixed, various "into-the-pipe" postings and NYMEX references. Energy-price-hedging contracts were in place for equity gas production and gas-marketing transactions. Deducting transportation and heat-value adjustments on the hedges of equity gas as of December 31, 2002, would result in a price of approximately $3.19 per Mcf, net to the well. The average price of the oil contracts at December 31, 2002, was $23.15 per bbl and was based on the average of fixed amounts in contracts which settle against the NYMEX. All oil contracts relate to equity production where basis adjustments would result in a net-to-the-well price of $21.80 per bbl.

        QMR held energy-price-hedging contracts covering the price exposure for about 85.2 million dth of gas and 1.1 MMbl of oil as of December 31, 2002. A year earlier QMR hedging contracts covered 70.2 MMdth of natural gas and 1.1 MMbl of oil. QMR does not hedge the price of natural gas liquids.

        At December 31, 2002, the company reported a net $20.7 million current liability from hedging activities net of hedging assets. Settlement of contracts in 2002 had resulted in the reclassification into income of $42.4 million ($26.2 million after tax). The offset to the hedging liability, net of income taxes, was a $42.8 million unrealized loss on hedging activities recorded in other comprehensive income in the shareholders' equity section of the balance sheet. The ineffective portion of hedging transactions recognized in earnings was not significant. The fair-value calculation of energy-price hedges does not consider changes in the fair value of the corresponding scheduled equity physical transactions, (i.e., the correlation between index price and the price realized for the physical delivery of gas or oil.)

        Interest-rate swap—the mark-to-market valuation equals a discounted present value of future cash flow using current market rates. In October 2001, the company hedged $100 million of variable-rate debt by entering into a fixed-rate interest swap. The swap expired October 2002 and was not renewed.

Note 12—Income Taxes

        The components of income taxes were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Federal
Current	$11,613	$48,757	$24,758
Deferred	60,409	24,716	47,098
State
Current	(2,347)	5,641	4,067
Deferred	16,184	3,688	801
Deferred investment-tax credits	(401)	(401)	(386)
Foreign income taxes	5,668	5,869	2,101

Income taxes	$91,126	$88,270	$78,439

        The difference between the statutory federal income tax rate and the company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2002	2001	2000
	(in percentages)
Federal income taxes at 35%	35.0	35.0	35.0
Increase (decrease) as a result of:
State income taxes, net of federal income tax benefit	3.6	2.5	1.4
Nonconventional fuel credits	(2.7)	(2.8)	(2.8)
Amortize investment-tax credits related to rate-regulated assets	(0.2)	(0.2)	(0.2)
Amortize unrecorded timing difference related to rate-regulated assets	0.4	0.4	0.4
Tax benefits from dividends paid to ESOP	(0.5)
Foreign income taxes	(0.3)	1.0	0.3
Goodwill, not deductible for income taxes	3.2	0.3	0.3
Other	(1.6)	(.4)

Effective income tax rate	36.9	35.8	34.4

        Significant components of the company's deferred income taxes were as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax liabilities
Property, plant and equipment	$425,373	$346,002
Deferred tax assets
Mark-to-market and hedging activities	18,794	13,941
Tax attributes carried forward	25,613	14
Employee benefits and compensation costs	3,249	7,738

	47,656	21,693

Deferred income taxes—noncurrent	$377,717	$324,309

Deferred income taxes—current (asset) liability Purchased -gas adjustment	$(5,047)	$3,153

        In 2002, the company received $8.8 million of refunded income taxes resulting primarily from timing differences caused by intangible drilling costs. Cash paid for income taxes was $43.8 million and $54.1 million in 2001 and 2000, respectively.

Note 13—Litigation and Commitments

        Grynberg.    Questar defendants are involved in three separate lawsuits filed by Jack Grynberg, an independent producer. One case involves claims filed by Grynberg under the federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court. The cases involve allegations of industrywide mismeasurement of natural gas volumes on which royalty payments are due the federal government. Grynberg has filed an appeal from the order issued by the trial judge dismissing his valuation claims from the lawsuits. To sustain claims under the False Claims Act, Grynberg must demonstrate that he is the original source of information concerning the allegations and that he has "direct and independent knowledge" of the claimed mismeasurement practices. The Questar defendants participate in a joint defense group that is challenging Grynberg's eligibility to bring such claims.

        On March 21, 2003, the Utah Supreme Court substantially upheld the trial court's order granting summary judgment to the Questar defendants in this case. The case involves claims that several Questar entities mismeasured the heating content of gas volumes attributable to Grynberg's working interest in specified wells in southwestern Wyoming, committed fraud, and breached fiduciary responsibilities. Specifically, the court ruled Grynberg's contract claims were time-barred, the economic loss doctrine precludes him from bringing tort claims based on contractual responsibilities, he is not a third party beneficiary of his operator's contracts, Questar defendants do not owe him fiduciary responsibilities, and there was no equitable tolling of the applicable statutes of limitations. The court also ruled that Grynberg was not collaterally estopped from presenting a contract termination issue that had been previously ruled on by a Wyoming federal district court judge and remanded the case to the trial court to determine whether any contractual claims remain.

        The third case is pending in a Wyoming federal district court against Questar Gas Co. (QGC), as the successor to QPC's interest in gas-purchase contracts. This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, but Grynberg added claims of antitrust and fraud. In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by Questar Gas dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

        Gas Pipelines.    Questar Exploration and Production Co. (QEP), QGM, Wexpro Co. (Wexpro), QGC, and QPC are among the numerous defendants in a case filed against the pipeline industry. Pending in a Kansas state district court, this case is similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors rather than on behalf of the federal government. The numerous defendants are opposing class certification and are requesting dismissal for lack of personal jurisdiction of any defendants, including most of the named Questar parties, that do not conduct business activities in Kansas.

        Data-Center Losses.    A major tenant in a data center owned and operated by Consonus, Inc., has recently filed suit. The plaintiff alleges that it suffered irreparable damage when its computer system was rendered unfit as a result of an accident that occurred at the center in February of 2002. The plaintiff claims that Consonus breached its contract to provide a secure facility and was negligent with respect to hiring and monitoring the activities of other named parties responsible for designing, building, and performing some operations at the facility. Consonus subsequently filed a cross claim against the other named defendants, including the architectural firm and the primary contractor. Another tenant has also filed a demand letter alleging it sustained damages as a result of the incident. The total amount of the claimed damages is in excess of $12.5 million.

        Environmental Compliance.    An Oklahoma agency has advised QEP that it may be violating state-air pollution laws in conjunction with its operation of processing facilities in the state by failing to obtain necessary permits, submit proper notices, and pay specified emissions fees.

Other legal proceedings

        There are various other legal proceedings against Questar and its subsidiaries. While it is not currently possible to predict or determine the outcomes of these proceedings, it is the opinion of management that the outcomes will not have a materially adverse effect on the company's results of operations, financial position or liquidity.

Commitments

        Historically, 40 to 50% of Questar Gas's gas-supply portfolio has been provided from company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from more than 15 suppliers under approximately 40 gas-supply contracts using index-based pricing. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $148 million, $261 million and $184 million in 2002, 2001, 2000, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

        Questar Energy Trading, a subsidiary of QMR, has contracted for firm-transportation services with various pipelines through 2016. Due to market conditions and competition, it is possible that Questar

Energy Trading may not be able to recover the full cost of these transportation commitments. Annual payments and the years covered are as follows:

(in thousands)
2003	$3,174
2004	1,048
2005	1,042
2006	1,032
2007	974
2008	358
Yearly commitment fee 2009 through 2016	194

        Questar sold its headquarters building under a sale-and-lease-back arrangement in November 1998. The operating agreement commits the company to occupy the building through January 12, 2012. Questar has four renewal options of five years each following expiration of the original lease in 2012.

        On January 12, 2012, the lessor is required to pay Questar Corporation a lease-reduction payment of $12.1 million. On the following day Questar is required to pay a balloon-lease payment of $14.1 million. If the lessor does not make the lease-reduction payment on January 12, 2012, a lessor-nonpayment event occurs and Questar's lease immediately extends for a period of 20 years with no additional rent due. Minimum future payments under the terms of long-term operating leases for the company's primary office locations, including its headquarters building, for the five years following December 31, 2002, are as follows:

(in thousands)
2003	$4,859
2004	4,633
2005	4,385
2006	4,339
2007	4,254
2008 through 2012	29,718

        Total minimum future rental payments have not been reduced for sublease rentals of $129,000 for 2003-2005, $87,000 in 2006 and $31,000 in 2007. Total rental expense amounted to $4.9 million in 2002, $4.7 million in 2001 and $4.4 million in 2000. Sublease-rental receipts were $206,000 in 2002, $294,000 in 2001 and $94,000 in 2000.

Note 14—Rate Regulation and Other Matters

State Rate Regulation

        Questar Gas files periodic applications with the PSCU and the PSCW requesting permission to reflect annualized gas-cost increases or decreases depending on gas prices. These requests for gas-cost increases or decreases are passed on to customers on a dollar-for-dollar basis with no markup. The impact of a gas-cost increase on customers is lessened by the fact that approximately 40 to 50% of the company's annual supply comes from its own wells and is priced to customers at cost-of-service prices rather than market prices.

General rate case issued

        Effective December 30, 2002, the PSCU issued an order approving an $11.2 million general-rate increase for Questar Gas using an 11.2% rate of return on equity. The rate increase also reflects year-end 2002 usage per customer and costs. Previous general-rate-case increases relied on costs and customer-usage patterns that were at least 12 to 24 months old. Questar Gas originally requested a $23 million rate increase and a 12.6% rate of return on equity.

Purchased-gas filings

        Effective January 1, 2002, the PSCU approved, on an interim basis, a $66.9 million decrease in natural gas rates that resulted in an 11% decrease for the typical residential Utah customer. The decrease was based on a significant drop in natural gas prices at the wellhead. Also, effective January 1, 2002, the PSCW approved a $2.9 million pass-through gas-cost decrease for Wyoming natural gas rates. Beginning December 30, 2002, the PSCU approved a $6.5 million decrease in natural gas rates. This represents a 1% decrease for the typical Utah residential customer. The PSCW approved a $582,000 decrease in natural gas rates effective January 1, 2003. The typical residential customer in Wyoming will see a 3% decrease from this filing.

        Questar Gas pays an affiliated company to remove carbon dioxide from its natural gas at a plant that was placed into service in June 1999. The PSCU initially denied Questar Gas's request to recover $5.35 million in processing costs as part of its gas-balancing-accounting proceedings. Questar Gas appealed to the Utah Supreme Court and filed for recovery of future processing costs in a general rate case in January 2000. Subsequently, the PSCU approved the recovery of up to $5 million of processing costs per year beginning in August 2000, but did not allow recovery of the costs for the 14-month period between the startup of the plant and the general rate case. The Utah Supreme Court ruled that the PSCU had erred in not considering pass-through treatment. The PSCU ruled on remand that Questar Gas was allowed to recover $3.76 million plus approximately $200,000 of interest during 2002.

Note 15—Employee Benefits

        Pension Plan:    The company has a defined-benefit pension plan covering the majority of its employees. Benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay-period during the 10 years preceding retirement. The company's policy is to make contributions to the plan at least sufficient to meet the minimum funding requirements of the Internal Revenue Code. Plan assets consist principally of equity securities and corporate and U.S. government debt obligations. Lower interest rates and declining asset values caused the company to record an additional pension liability of $36 million and a $16.9 million intangible pension asset in 2002. The company relies on a third-party consultant to calculate the pension-plan projected benefit obligation.

        A summary of pension expense is as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Service cost	$6,770	$7,038	$7,354
Interest cost	17,400	16,914	18,447
Expected return on plan assets	(18,187)	(17,065)	(23,782)
Prior service and other costs	1,922	1,978	1,581
Recognized net-actuarial gain		(16)	(552)
Amortization of early retirement costs	3,504	3,504	1,340

Pension expense	$11,409	$12,353	$4,388

Assumptions at the beginning of the year used to calculate pension expense for the year were as follows:

	2002	2001	2000
Discount rate	7.50%	7.75%	7.75%
Rate of increase in compensation	4.50%	5.00%	5.00%
Long-term return on assets	9.00%	9.25%	9.25%
Pension Plan	2002	2001
	(in thousands)
Change in benefit obligation
Projected benefit obligation at January 1,	$236,022	$222,787
Service cost	6,770	7,038
Interest cost	17,400	16,914
Plan amendments	178
Change in plan assumptions	19,946	(234)
Actuarial loss	1,319	926
Benefits paid	(11,345)	(11,409)

Projected benefit obligation at December 31,	270,290	236,022

Change in plan assets
Fair value of plan assets at January 1,	188,761	189,970
Actual loss on plan assets	(15,623)	(2,169)
Contributions to the plan	11,409	12,369
Benefits paid	(11,345)	(11,409)

Fair value of plan assets at December 31,	173,202	188,761

Plan assets less than projected benefit obligation	(97,088)	(47,261)
Unrecognized net-actuarial loss	78,068	23,049
Unrecognized prior-service cost	15,484	17,228

Accrued pension cost	(3,536)	(6,984)
Additional pension liability	(35,986)

Pension liability	$(39,522)	$(6,984)

        Postretirement Benefits Other Than Pensions:    Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The company pays a portion of the costs of health-care benefits, as determined by an employee's years of service, and generally limited to 170% of the 1992 contribution. The company's policy is to fund amounts allowable for tax deduction under the Internal Revenue Code. Plan assets consist of equity securities and corporate and U.S. government debt obligations. The company is amortizing its transition obligation over a 20-year period, which began in 1992. The company relies on a third-party consultant to calculate the projected benefit obligation.

        Regulated Services accounted for approximately 47% of the postretirement benefit expense in 2002. The impact of postretirement-benefit costs on Questar's future net income will be mitigated by the ability to recover these costs from customers. The regulatory agencies allow Questar Gas and Questar Pipeline to recover costs if the amounts are funded in external trusts.

        A summary of the expense of postretirement benefits other than pensions follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Service cost	$749	$878	$823
Interest cost	5,351	5,686	4,979
Expected return on plan assets	(3,137)	(3,213)	(3,241)
Amortization of transition obligation	1,877	1,877	1,877
Accretion of regulatory liability	800	800	800

Postretirement benefit expense	$5,640	$6,028	$5,238

        Assumptions at the beginning of the year used to calculate postretirement-benefit expense for the year were as follows:

	2002	2001	2000
Discount rate	7.50%	7.75%	7.75%
Long-term return on assets	9.00%	9.25%	9.25%
Health-care inflation rate decreasing to 6.5% by 2008	9.50%	10.00%	10.00%

        Service costs and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would increase the yearly service cost and interest cost by $156,000 and the accumulated postretirement benefit obligation by $2.4 million. A 1% decrease in the health-care inflation rate would decrease the yearly service cost and interest cost by $138,000 and the accumulated postretirement benefit obligation by $2.1 million.

Postretirement Benefits Other Than Pensions

	2002	2001
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at January 1,	$79,701	$67,864
Service cost	749	878
Interest cost	5,351	5,686
Actuarial (gain) loss	(1,698)	10,113
Benefits paid	(5,159)	(4,840)

Projected benefit obligation at December 31,	78,944	79,701

	2002	2001
	(in thousands)
Change in plan assets
Fair value of plan assets at January 1,	34,344	35,302
Actual loss on plan assets	(2,873)	(531)
Contributions to the plan	4,611	4,413
Benefits paid	(5,159)	(4,840)

Fair value of plan assets at December 31,	30,923	34,344

Projected benefit obligation in excess of plan assets	(48,021)	(45,357)
Unrecognized transition obligation	18,775	20,652
Unrecognized net loss	15,727	11,415

Accrued postretirement benefit cost	$(13,519)	$(13,290)

        Postemployment Benefits: The company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The company accrues both current and future costs. Questar's postemployment liability at December 31, 2002, 2001 and 2000 was $1.5 million, $1.3 million and $1.4 million, respectively.

Note 16—Wexpro Agreement

        Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the agreement are as follows:

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

        Wexpro's investment base, net of deferred income taxes, and the yearly average rate of return for 2002 and the previous two years is shown in the table below:

	2002	2001	2000
Wexpro investment base, net of deferred income taxes (in millions)	$164.5	$161.3	$124.8
Annual average rate of return (after tax)	20.5%	19.7%	19.5%

Note 17—Operations by Line of Business

        Following is a summary of operations by line of business for the Year Ended December 31.

		Questar Regulated Services
	Questar Market Resources	Natural Gas Distribution	Natural Gas Transmission	Other	Corporate & Other Operations	Intercompany Transactions	Questar Consolidated
	(in thousands)
2002
Revenues
From unaffiliated customers	$522,476	$593,835	$66,275	$4,160	$13,921		$1,200,667
From affiliated companies	106,647	1,676	76,600	1,687	30,457	$(217,067)

	629,123	595,511	142,875	5,847	44,378	(217,067)	1,200,667
Operating expenses
Cost of natural gas and other products sold	202,132	370,294		350	6,017	(183,051)	395,742
Operating and maintenance	131,598	105,544	49,593	5,519	24,403	(32,340)	284,317
Depreciation, depletion and amortization	117,446	39,771	22,149	215	5,371		184,952
Exploration	6,086						6,086
Abandonment and impairment of gas, oil and related properties	11,183						11,183
Other expenses	30,234	9,548	4,948	104	1,034	(1,676)	44,192

Total operating expenses	498,679	525,157	76,690	6,188	36,825	(217,067)	926,472

Operating income (loss)	130,444	70,354	66,185	(341)	7,553		274,195
Interest and other income	50,894	2,329	515	808	8,179	(6,058)	56,667
Earnings from unconsolidated affiliates	3,977		7,800				11,777
Minority interest	484				17		501
Debt expense	(34,705)	(22,495)	(23,995)	(229)	(5,755)	6,058	(81,121)
Income taxes	(53,165)	(17,789)	(17,897)	(78)	(2,197)		(91,126)

Net income before accounting change	97,929	32,399	32,608	160	7,797		170,893
Cumulative effect of change in accounting for goodwill					(15,297)		(15,297)

Net income	$97,929	$32,399	$32,608	$160	$(7,500)		$155,596

Identifiable assets	$1,415,871	$831,411	$744,855	$12,662	$63,051		$3,067,850
Investment in unconsolidated affiliates	23,617						23,617
Capital expenditures	189,360	69,405	95,098	1,229	2,708		357,800

2001
Revenues
From unaffiliated customers	$645,867	$701,150	$49,402	$4,603	$38,328		$1,439,350
From affiliated companies	100,530	2,963	75,491	1,463	29,444	$(209,891)

	746,397	704,113	124,893	6,066	67,772	(209,891)	1,439,350
Operating expenses
Cost of natural gas and other products sold	324,124	498,545		2,204	25,949	(175,811)	675,011
Operating and maintenance	112,087	103,427	47,244	3,665	35,127	(31,195)	270,355
Depreciation, depletion and amortization	92,678	35,030	15,407	213	8,407		151,735
Exploration	6,986						6,986
Abandonment and impairment of gas and oil properties	5,171						5,171
Other expenses	46,010	8,729	2,920	67	1,144	(2,885)	55,985

Total operating expenses	587,056	645,731	65,571	6,149	70,627	(209,891)	1,165,243

Operating income (loss)	159,341	58,382	59,322	(83)	(2,855)		274,107
Interest and other income	17,259	5,158	5,950	5,374	13,591	(12,034)	35,298
Earnings (losses) from unconsolidated affiliates	1,265		(1,106)				159
Minority interest	359				1,366		1,725
Debt expense	(22,872)	(23,777)	(16,908)	(572)	(12,738)	12,034	(64,833)
Income tax expense	(54,218)	(13,890)	(17,517)	(1,888)	(757)		(88,270)

Net income (loss)	$101,134	$25,873	$29,741	$2,831	$(1,393)		$158,186

Identifiable assets	$1,516,022	$833,268	$775,659	$25,749	$93,798		$3,244,496
Investment in unconsolidated affiliates	23,829		121,099				144,928
Capital expenditures	638,507	78,791	256,703	2,860	7,225		984,086

2000
Revenues
From unaffiliated customers	$649,200	$531,988	$42,500	$3,642	$38,823		$1,266,153
From affiliated companies	92,853	4,774	76,576	283	34,586	$(209,072)

	742,053	536,762	119,076	3,925	73,409	(209,072)	1,266,153
Operating expenses
Cost of natural gas and other products sold	369,752	334,193		2,253	24,640	(168,609)	562,229
Operating and maintenance	106,761	101,486	43,761	1,668	33,506	(35,705)	251,477
Depreciation, depletion and amortization	85,025	34,450	15,391	35	7,590		142,491
Exploration	7,917						7,917
Abandonment and impairment of gas and oil properties	3,418						3,418
Other expenses	41,020	10,213	3,071	35	1,073	(4,758)	50,654

Total operating expenses	613,893	480,342	62,223	3,991	66,809	(209,072)	1,018,186

Operating income (loss)	128,160	56,420	56,853	(66)	6,600		247,967
Interest and other income	8,750	1,673	3,025	1,349	36,484	(11,922)	39,359
Earnings from unconsolidated affiliates	2,776		1,220				3,996
Minority interest	(338)				442		104
Debt expense	(22,922)	(21,041)	(17,584)	(722)	(13,163)	11,922	(63,510)
Income tax expense	(38,618)	(12,889)	(13,689)	(217)	(13,026)		(78,439)

Net income	$77,808	$24,163	$29,825	$344	$17,337		$149,477

Identifiable assets	$960,491	$830,889	$538,408	$19,640	$122,599		$2,472,027
Investment in unconsolidated affiliates	15,417		19,088				34,505
Capital expenditures	187,359	65,767	43,035	1,167	17,814		315,142

        Questar Market Resources had a subsidiary that conducted gas-and-oil exploration and production activities in western Canada. The subsidiary was sold in the fourth quarter of 2002. Canadian operations reported revenues, measured in U. S. dollars, totaling $21.7 million for the nine months ended September 30, 2002, and $38.5 million and $38.1 million for the years ended December 31, 2001, and 2000, respectively. Total assets at December 31, stated in U. S. dollars, amounted to $84.6 million and $103.9 million in 2001 and 2000, respectively.

Note 18 — Quarterly Financial and Stock-Price Information (Unaudited)

        Following is a summary of quarterly financial and stock-price data.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(dollars in thousands, except per-share amounts)
2002
Revenues	$402,533	$224,614	$190,670	$382,850	$1,200,667
Operating income	90,205	53,391	46,179	84,420	274,195
Income before accounting change	50,152	29,371	23,357	68,013	170,893
Net income	34,855	29,371	23,357	68,013	155,596
Basic earnings per common share:
Income before accounting change	$0.62	$0.36	$0.28	$0.83	$2.09
Net income	0.43	0.36	0.28	0.83	1.90
Diluted earnings per common share
Income before accounting change	$0.61	$0.36	$0.28	$0.82	$2.07
Net income	0.42	0.36	0.28	0.82	1.88
Dividends per common share	0.18	0.18	0.18	0.185	.725
Market price per common share
High	$25.84	$29.45	$25.61	$28.39	$29.45
Low	21.40	23.65	18.01	21.41	18.01
Close	$25.71	$24.70	$22.84	$27.82	$27.82
Price-earnings ratio on closing price					14.8
Annualized dividend yield on closing price	2.8%	2.9%	3.2%	2.7%	2.7%
Market-to-book ratio on closing price					2.00
Average number of common shares traded per day (000)	250	261	230	231	243
2001
Revenues	$562,638	$285,138	$225,142	$366,432	$1,439,350
Operating income	110,386	49,049	47,045	67,627	274,107
Net income	69,260	24,503	21,842	42,581	158,186
Basic earnings per common share	$0.86	$0.30	$0.27	$0.52	$1.95
Diluted earnings per common share	0.85	0.30	0.27	0.52	1.94
Dividends per common share	0.175	0.175	0.175	0.18	0.705
Market price per common share
High	$29.95	$33.75	$25.12	$25.48	$33.75
Low	26.35	24.00	18.58	19.60	18.58
Close	$27.40	$24.76	$20.18	$25.05	$25.05
Price-earnings ratio on closing price					12.9
Annualized dividend yield on closing price	2.6%	2.8%	3.5%	2.8%	2.8%
Market-to-book ratio on closing price					1.89
Average number of common shares traded per day (000)	221	314	275	199	252

2000
Revenues	$336,702	$232,542	$245,117	$451,792	$1,266,153
Operating income	78,653	41,240	43,521	84,553	247,967
Net income	48,568	24,155	26,406	50,348	149,477
Basic earnings per common share	$0.60	$0.30	$0.33	$0.63	$1.86
Diluted earnings per common share	0.60	0.30	0.33	0.62	1.85
Dividends per common share	0.17	0.17	0.17	0.175	0.685
Market price per common share
High	$19.00	$20.63	$28.00	$31.88	$31.88
Low	13.56	17.13	18.88	26.00	13.56
Close	$18.56	$19.38	$27.81	$30.06	$30.06
Price-earnings ratio on closing price					16.3
Annualized dividend yield on closing price	3.7%	3.5%	2.4%	2.3%	2.3%
Market-to-book ratio on closing price					2.55
Average number of common shares traded per day (000)	233	169	237	280	230

Note 19—Supplemental Gas and Oil Information (Unaudited)

  The company uses the successful efforts accounting method for its gas and oil exploration and development activities and for certain cost-of-service gas and oil properties managed and developed by Wexpro.

        Gas and Oil Exploration and Development Activities:    The following information is provided with respect to Questar's gas and oil exploration and development activities, which are located in the United States since the sale of Canadian properties in the fourth quarter of 2002.

Capitalized Costs

        The aggregate amounts of costs capitalized for gas and oil exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization follow as of December 31:

	2002	2001
	United States	United States	Canada	Total
	(in thousands)	(in thousands)
Proved properties	$1,103,686	$1,051,875	$123,557	$1,175,432
Unproved properties	131,817	165,066	11,075	176,141
Support equipment and facilities	29,571	11,017	397	11,414

	1,265,074	1,227,958	135,029	1,362,987
Accumulated depreciation, depletion and amortization	424,392	403,251	58,892	462,143

	$840,682	$824,707	$76,137	$900,844

	2000
	United States	Canada	Total
	(in thousands)
Proved properties	$732,078	$113,407	$845,485
Unproved properties	30,940	24,668	55,608
Support equipment and facilities	12,002	1,177	13,179

	775,020	139,252	914,272
Accumulated depreciation, depletion and amortization	361,401	50,105	411,506

	$413,619	$89,147	$502,766

Costs Incurred

  The costs incurred in gas and oil exploration and development activities are displayed in the table below. The costs incurred to develop booked proved-undeveloped reserves amounted to $51.1 million, $20.7 million and $7.1 million in 2002, 2001 and 2000, respectively.

Year Ended December 31,	United States	Canada	Total
	(in thousands)
2002
Property acquisition
Unproved	$1,092	$119	$1,211
Proved	45	45
Exploration	10,372	627	10,999
Development	121,763	3,268	125,031

	$133,272	$4,014	$137,286

2001
Property acquisition
Unproved	$1,309	$318	$1,627
Proved	303,757	303,757
Exploration	14,063	1,755	15,818
Development	130,638	5,256	135,894

	$449,767	$7,329	$457,096

2000
Property acquisition
Unproved	$3,054	$14,703	$17,757
Proved	1,202	31,058	32,260
Exploration	6,433	3,664	10,097
Development	64,582	29,478	94,060

	$75,271	$78,903	$154,174

Results of Operations

        Following are the results of operations of Market Resources' gas and oil exploration and development activities, before corporate overhead and interest expenses.

Year Ended December 31, 2001	United States	Canada	Total
	(in thousands)
Revenues
From unaffiliated customers	$249,239	$21,694	$270,933
From affiliates	1,172		1,172

Total revenues	250,411	21,694	272,105

Production expenses	62,625	6,924	69,549
Exploration	5,459	627	6,086
Depreciation, depletion and amortization	81,473	7,415	88,888
Abandonment and impairment of gas, oil and related properties	11,030	153	11,183

Total expenses	160,587	15,119	175,706

Revenues less expenses	89,824	6,575	96,399
Income taxes—Note A	27,247	4,228	31,475

Results of operations before corporate overhead and interest expenses	$62,577	$2,347	$64,924

Year Ended December 31, 2001	United States	Canada	Total
	(in thousands)
Revenues
From unaffiliated customers	$242,081	$38,495	$280,576
From affiliates	807		807

Total revenues	242,888	38,495	281,383

Production expenses	62,646	8,106	70,752
Exploration	5,236	1,785	7,021
Depreciation, depletion and amortization	58,537	12,064	70,601
Abandonment and impairment of gas and oil properties	3,571	1,600	5,171

Total expenses	129,990	23,555	153,545

Revenues less expenses	112,898	14,940	127,838
Income taxes—Note A	37,348	9,323	46,671

Results of operations before corporate overhead and interest expenses	$75,550	$5,617	$81,167

Year Ended December 31, 2000	United States	Canada	Total
	(in thousands)
Revenues
From unaffiliated customers	$207,656	$38,072	$245,728
From affiliates	18		18

Total revenues	207,674	38,072	245,746

Production expenses	49,056	8,809	57,865
Exploration	5,533	2,442	7,975
Depreciation, depletion and amortization	51,973	13,196	65,169
Abandonment and impairment of gas and oil properties	2,327	1,091	3,418

Total expenses	108,889	25,538	134,427

Revenues less expenses	98,785	12,534	111,319
Income taxes—Note A	31,994	5,841	37,835

Results of operations before corporate overhead and interest expenses	$66,791	$6,693	$73,484

        Note A—Income tax expenses have been reduced by nonconventional fuel-tax credits of $4.9 million in 2002, $5 million in 2001 and $4.7 million in 2000. The availability of these credits ended after December 31, 2002.

Estimated Quantities of Proved Gas and Oil Reserves

        The table below shows the estimated proved reserves owned by the company. Estimates of U.S. reserves were made by Ryder Scott Company, H. J. Gruy and Associates, Inc., Netherland, Sewell & Associates, and Malkewicz Hueni Associates, Inc., independent reservoir engineers. Estimated Canadian reserves were prepared by Gilbert Laustsen Jung Associates Ltd. and Sproule Associates Ltd. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All gas and oil reserves reported were located in the United States and Canada. Canadian properties were sold in the fourth quarter of 2002. The company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

	Natural Gas			Oil
	United States	Canada	Total	United States	Canada	Total
	(MMcf)			(Mbbl)
Proved Reserves
Balance at January 1, 2000	493,777	20,676	514,453	11,063	2,795	13,858
Revisions of estimates	25,662	(7,890)	17,772	221	(64)	157
Extensions and discoveries	123,155	2,511	125,666	1,532	208	1,740
Purchase of reserves in place	846	52,000	52,846	1	1,520	1,521
Sale of reserves in place	(1,885)		(1,885)	(17)		(17)
Production	(61,722)	(7,241)	(68,963)	(1,484)	(741)	(2,225)

Balance at December 31, 2000	579,833	60,056	639,889	11,316	3,718	15,034
Revisions of estimates	(36,528)	1,341	(35,187)	(1,950)	(21)	(1,971)
Extensions and discoveries	175,423	7,144	182,567	1,515	340	1,855
Purchase of reserves in place	300,353		300,353	19,185		19,185
Sale of reserves in place	(19,072)		(19,072)	(531)		(531)
Production	(63,862)	(6,712)	(70,574)	(1,797)	(703)	(2,500)

Balance at December 31, 2001	936,147	61,829	997,976	27,738	3,334	31,072
Revisions of estimates	(108,570)	701	(107,869)	(800)	122	(678)
Extensions and discoveries	240,872	1,712	242,584	2,812	26	2,838
Purchase of reserves in place	42		42
Sale of reserves in place	(43,220)	(59,433)	(102,653)	(270)	(3,028)	(3,298)
Production	(74,865)	(4,809)	(79,674)	(2,310)	(454)	(2,764)

Balance at December 31, 2002	950,406	—	950,406	27,170	—	27,170

Proved-Developed Reserves
Balance at January 1, 2000	412,008	17,076	429,084	9,897	2,565	12,462
Balance at December 31, 2000	434,122	55,623	489,745	9,696	3,077	12,773
Balance at December 31, 2001	534,761	53,036	587,797	19,417	2,566	21,983
Balance at December 31, 2002	540,333	—	540,333	19,942	—	19,942

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves

        Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. The year-end prices do not include any impact of hedging activities. The average year-end price per Mcf of proved natural gas reserves was $3.34 in 2002, $2.19 in 2001, and $8.74 in 2000. The average year-end price per barrel of proved oil and NGL reserves combined was $28.46 in 2002, $18.38 in 2001, and $25.04 in 2000. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. The statutes allowing income tax credits for nonconventional fuels expired for production after December 31, 2002. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop booked proved-undeveloped reserves amounted to $44.9 million, $65.3 million and $46.7 million in 2003, 2004 and 2005, respectively.

        The assumptions used to derive the standardized measure of future net cash flows are those required by accounting standards and do not necessarily reflect the company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise.

        Management considers a number of factors when making investment and operating decisions. They include estimates of probable and proved reserves, and varying price and cost assumptions considered more representative of a range of anticipated economic conditions.

	2002	2001
Year Ended December 31,
	United States	United States	Canada	Total
	(in thousands)	(in thousands)
Future cash inflows	$3,951,706	$2,541,716	$192,762	$2,734,478
Future production costs	(1,049,205)	(798,431)	(58,643)	(857,074)
Future development costs	(326,169)	(266,097)	(3,421)	(269,518)
Future income tax expenses	(768,402)	(392,152)	(38,767)	(430,919)

Future net cash flows	1,807,930	1,085,036	91,931	1,176,967
10% annual discount to reflect timing of net cash flows	(908,304)	(536,876)	(35,789)	(572,665)

Standardized measure of discounted future net cash flows	$899,626	$548,160	$56,142	$604,302

2000	United States	Canada	Total
	(in thousands)
Future cash inflows	$5,412,945	$568,771	$5,981,716
Future production costs	(955,827)	(73,583)	(1,029,410)
Future development costs	(107,355)	(2,900)	(110,255)
Future income tax expenses	(1,489,267)	(182,537)	(1,671,804)

Future net cash flows	2,860,496	309,751	3,170,247

10% annual discount to reflect timing of net cash flows	(1,316,114)	(136,445)	(1,452,559)

Standardized measure of discounted future net cash flows	$1,544,382	$173,306	$1,717,688

        The principal sources of change in the standardized measure of discounted future net cash flows were:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Beginning balance	$604,302	$1,717,688	$446,796
Sales of oil and gas produced, net of production costs	(202,556)	(210,631)	(187,881)
Net changes in prices and production costs	535,840	(1,978,853)	1,638,170
Extensions and discoveries, less related costs	298,032	133,866	492,398
Revisions of quantity estimates	(128,917)	(31,451)	70,155
Purchase of reserves in place	45	303,757	32,260
Sale of reserves in place	(126,485)	(41,225)	(1,867)
Change in future development	(12,128)	(70,979)	(17,770)
Accretion of discount	60,430	171,769	44,680
Net change in income taxes	(138,387)	775,013	(776,276)
Change in production rate	(11,229)	(125,725)	(50,077)
Other	20,629	(38,927)	27,100

Net change	295,324	(1,113,386)	1,270,892

Ending balance	$899,626	$604,302	$1,717,688

Cost-of-Service Activities

        The following information is provided with respect to cost-of-service gas and oil properties managed and developed by Wexpro and regulated by the Wexpro Agreement. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro Agreement.

Capitalized Costs

        Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation and amortization were as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Wexpro	$204,157	$198,373	$155,374
Questar Gas	18,915	20,991	22,620

	$223,072	$219,364	$177,994

Costs Incurred

        Costs incurred by Wexpro for cost-of-service gas and oil producing activities were $26.7 million in 2002, $58.5 million in 2001 and $32.1 million in 2000.

Results of Operations

        Following are the results of operations of the company's cost-of-service gas-and-oil-development activities, before corporate overhead and interest expenses.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues
From unaffiliated companies	$8,699	$12,465	$15,179
From affiliates—Note A	94,827	88,936	73,721

Total revenues	103,526	101,401	88,900
Production expenses	23,032	33,016	27,861
Depreciation and amortization	20,475	15,051	13,922

Total expenses	43,507	48,067	41,783

Revenues less expenses	60,019	53,334	47,117
Income taxes	21,572	19,181	16,923

Results of operations before corporate overhead and interest expenses	$38,447	$34,153	$30,194

        Note A—Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement.

Estimated Quantities of Proved Gas and Oil Reserves

        The following estimates were made by the company's reservoir engineers.

	Natural Gas	Oil
	(MMcf)	(Mbbl)
Proved Reserves
Balance at January 1, 2000	353,683	3,289
Revisions of estimates	16,523	504
Extensions and discoveries	50,351	234
Production	(41,546)	(579)

Balance at December 31, 2000	379,011	3,448
Revisions of estimates	(11,465)	275
Extensions and discoveries	76,042	479
Production	(37,907)	(515)

Balance at December 31, 2001	405,681	3,687
Revisions of estimates	(658)	(122)
Extensions and discoveries	56,085	675
Production	(41,208)	(501)

Balance at December 31, 2002	419,900	3,739

	Natural Gas	Oil
	(MMcf)	(Mbbl)
Proved-Developed Reserves
Balance at January 1, 2000	345,654	3,228
Balance at December 31, 2000	362,748	3,318
Balance at December 31, 2001	400,461	3,640
Balance at December 31, 2002	395,821	3,481

QUESTAR CORPORATION AND SUBSIDIARIES
Schedule of Valuation and Qualifying Accounts
December 31, 2002
(in thousands)

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off	Column E Ending Balance
Year Ended December 31, 2002
Allowance for bad debts	$6,311	$7,886	$7,124	$7,073
Year Ended December 31, 2001
Allowance for bad debts	3,470	8,634	5,793	6,311
Year Ended December 31, 2000
Allowance for bad debts	2,793	3,886	3,209	3,470

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 7, 2003.

        The following individuals are serving as executive officers of the Company:

Name		Primary Positions Held with the Company and Affiliates, other Business Experience
R. D. Cash	60	Chairman of the Board of Directors (May 1985); Chief Executive Officer (May 1984 to May 2002; President (May 1984 to February 2001); Chairman of the Boards of Directors, QMR, Questar Gas, and Questar Pipeline.
Keith O. Rattie	49
		President (February 2001); Chief Executive Officer (May 2002); Director (February 2001); Chief Operating Officer (February 2001 to May 2002); Director, most affiliates (February 2001); and Senior Vice President of the Coastal Corporation (from 1997 to January 2001).
D. N. Rose	58
		President and Chief Executive Officer, Questar Gas (October 1984), Questar Pipeline (March 1997), QRS (December 1996), QES (January 1999); Executive Vice President, Questar (February 1996); Director (May 1984); Director, Questar Gas (May 1984), Questar Pipeline (May 1996), QRS (December 1996), and QES (January 1999). (Mr. Rose has announced his retirement effective April 30, 2003.)
Charles B. Stanley	44
		President and Chief Executive Officer, QMR and QMR subsidiaries (November 2002); Executive Vice President and Chief Operating Officer, QMR and QMR subsidiaries (January 31, 2002 to November 2002); Senior Vice President, Questar (February 2002); President and Chief Executive Officer and Director, Coastal Gas International Co. (1995 to 2000); President and Chief Executive Officer of El Paso Oil and Gas Canada, Inc. (2000 to January 2002).
S. E. Parks	51
		Senior Vice President (March 2001); Vice President (February 1990 to March 2001); Treasurer and Chief Financial Officer, Questar and all affiliates except QET and QGM (February 1996); Treasurer, Questar and affiliates except QET and QGM (at various dates beginning in May 1984); Director, Questar E&P (May 1996).

Alan K. Allred	52
		Executive Vice President and Chief Operating Officer, QRS, Questar Gas and Questar Pipeline (November 1, 2002); Senior Vice President, QRS, Questar Gas and Questar Pipeline (March 1, 2002 to October 31, 2002); Vice President, Business Development, QRS, Questar Gas and Questar Pipeline (November 1, 2000 to March 1, 2002); Manager, Regulatory Affairs, Questar Gas and Questar Pipeline (October 1997 to November 2000). (Mr. Allred has been named to replace Mr. Rose effective May 1, 2003.)
Connie C. Holbrook	56
		Senior Vice President (March 2001); Vice President (October 1984 to March 2001); Corporate Secretary (October 1984); General Counsel (April 1999); Corporate Secretary, Questar Gas and other affiliates except QET and QGM (at various dates beginning in March 1982).
Glenn H. Robinson	52
		President and Chief Executive Officer and Director, Questar InfoComm (August 2000); Vice President and Chief Information Officer (August 2000); Vice President and Controller, QRS (January 1999 to August 2000), Questar Gas (April 1991 to August 2000), and Questar Pipeline (September 1996 to August 2000).
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

ITEM 11. EXECUTIVE COMPENSATION.

        The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 2003 annual meeting, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference. The sections of the Proxy Statement labeled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2003 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2003 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

        The following table shows information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a))
Equity compensation plans approved by security holders	4,975,739	$21.29	7,404,754
Equity compensation plans not approved by security holders	—	—	—	(1)

Total	4,975,739	$21.29	7,404,754

(1)
QMR and its subsidiaries have adopted employee incentive compensation plans that use shares of the Company's common stock as partial payment for earned bonuses. These plans have not been approved by the Company's shareholders, and no specific number of shares has been reserved for this use. Treasury shares are used for this purpose. During 2002, 29,393 restricted shares of common stock were granted pursuant to these plans in partial payment of bonuses earned for 2001. In February of 2003, 3,916 restricted shares were granted in partial payment of bonuses earned for 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for the Questar's 2003 annual meeting under the section entitled "Election of Directors."

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)(3)    Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 14(c).

Exhibit No.	Description
2.*	Plan and Agreement of Merger dated as of December 16, 1986, by and among the Company, Questar Systems Corporation, and Universal Resources Corporation. (Exhibit No. (2) to Current Report on Form 8-K dated December 16, 1986.)
3.1.*	Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)
3.2.	Bylaws (as amended effective February 11, 2003).
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
10.2.(2)	Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 11, 2003.
10.3.*(2)	Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)
10.4.*(2)	Questar Corporation Long-term Stock Incentive Plan, as amended and restated effective March 1, 2001. (Exhibit No. 10.4. to Form 10-K Annual Report for 2000.)
10.5.*(2)	Questar Corporation Executive Severance Compensation Plan, as amended and restated effective May 19, 1998. (Exhibit No. 10.3. to Form 10-Q Report for Quarter Ended June 30, 1998.)
10.6.*(2)	Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective October 26, 2000. (Exhibit No. 10.6. to Form 10-K Annual Report for 2000.)
10.7.*(2)	Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective June 1, 1998. (Exhibit No. 10.6. to Form 10-Q Report for Quarter Ended June 30, 1998.)
10.8.*(2)	Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.)
10.9.*(2)	Form of Individual Indemnification Agreement dated February 9, 1993 between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

10.10.*(2)	Questar Corporation Deferred Share Plan, as amended and restated effective January 1, 2002. (Exhibit No. 10.10. to Form 10-K Annual Report for 2001.)
10.11.*(2)	Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2002. (Exhibit No. 10.11. to Form 10-K Annual Report for 2001.)
10.12.*(2)	Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)
10.13.*(2)	Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2002. (Exhibit No. 10.13. to Form 10-K Annual Report for 2001.)
10.14.*(2)	Questar Corporation Special Situation Retirement Plan. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended June 30, 1998.)
10.15.*(2)	Employment Agreement between the Company and Keith O. Rattie effective February 1, 2001. (Exhibit No. 10.15. to Form 10-K Annual Report for 2000.)
10.16.*(2)	Employment Agreement between the Company and Charles B. Stanley effective January 31, 2002 and First Amendment to such Agreement. (Exhibit No. 10.16 to Form 10-K Annual Report for 2001.)
10.17.*(2)	Consulting Contract between the Company and R. D. Cash effective May 1, 2002. (Exhibit No. 10.17. to Form 10-Q Report for Quarter Ended March 31, 2002.)
10.18(2)	Consulting Contract between Questar Market Resources, Inc. and G. L. Nordloh effective November 1, 2002.
12.	Ratio of earnings to fixed charges.
21.	Subsidiary Information.
23.	Consent of Independent Auditors.
24.	Power of Attorney.
99.1	Certification of Keith O. Rattie and S. E. Parks.
99.2.	Undertakings for Registration Statements on Form S-3 (No. 33-48168 and No. 333-91728) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951 and 333-89486).

*
Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

(1)
The name of the Rights Agent has been changed to U. S. Bank National Association.

(2)
Exhibit so marked is management contract or compensation plan or arrangement.

        (b)  The Company did not file any Current Reports on Form 8-K during the last quarter of 2002.

GLOSSARY OF COMMONLY USED OIL AND GAS TERMS

        "Bbl" means barrel. One barrel is the equivalent of 42 standard U.S. gallons.

        "Bcf" means billion cubic feet, a common unit of measurement of natural gas.

        "bcfe" means billion cubic feet of natural gas equivalents. Oil volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil to six thousand cubic feet of natural gas.

        "Btu" means British thermal unit, measured as the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

        "Completion" means the completion of the processes necessary before production of oil or natural gas occurs (e.g., perforating the casing; installing permanent equipment in the well; or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

        "Development well" means a well drilled into a known producing formation in a previously discovered field.

        "Dry hole" means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

        "Dth" means decatherms or ten therms. One decatherm equals one million Btu.

        "EMMdth" means million decatherms of natural gas equivalents.

        "Exploratory well" means a well drilled into a previously untested geologic structure to determine the presence of oil or gas.

        "Gross" natural gas and oil wells or "gross" acres equals the number of wells or acres in which we have an interest.

        "MBbl" means thousand barrels.

        "Mcf" means thousand cubic feet.

        "Mcfe" means thousand cubic feet of natural gas equivalents.

        "MDth" means thousand decatherms.

        "MMbbl" means million barrels.

        "MMbtu" means million British thermal units.

        "MMcf" means million cubic feet.

        "MMcfe" means million cubic feet of natural gas equivalents.

        "MMdth" means million decatherms.

        "Net" gas and oil wells or "net" acres are determined by multiplying gross wells or acres by our working interest in those wells or acres.

        "NGL" means natural gas liquids.

        "Proved reserves" means those quantities of natural gas and crude oil, condensate, and natural gas liquids on a net revenue interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. "Proved developed reserves" include proved developed producing reserves and proved developed behind-pipe reserves. "Proved developed producing reserves" include only those reserves expected to be recovered from existing completion intervals in existing wells. "Proved undeveloped reserves" include those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

        For a more complete definition of proved reserves, please refer to SEC Regulation S-X paragraph 210.4-10(a)(2i)(2ii)(2iii)(3) and (4) available on the SEC web site.

        "Reservoir" means a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

        "Working interest" means an interest that gives the owner the right to drill, produce, and conduct operating activities on a property and receive a share of any production.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2003.

QUESTAR CORPORATION (Registrant)
By	/s/ KEITH O. RATTIE Keith O. Rattie President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEITH O. RATTIE Keith O. Rattie	President and Chief Executive Officer (Principal Executive Officer)
/s/ S. E. PARKS S. E. Parks	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
*R. D. Cash	Director
*Teresa Beck	Director
*P. J. Early	Director
*L. Richard Flury	Director
*J. A. Harmon	Director
*W. W. Hawkins	Director
*Robert E. Kadlec	Director
*Dixie L. Leavitt	Director
*Gary G. Michael	Director
*K. O. Rattie	Director
*D. N. Rose	Director
*Harris H. Simmons	Director
*C. B. Stanley	Director
March 26, 2003 Date	*By	/s/ KEITH O. RATTIE Keith O. Rattie, Attorney in Fact

CERTIFICATION

        I, Keith O. Rattie, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Questar Corporation;

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

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003 Date	By:	/s/ KEITH O. RATTIE Keith O. Rattie President and Chief Executive Officer

CERTIFICATION

        I, S. E. Parks, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Questar Corporation;

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

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003 Date	By:	/s/ S. E. PARKS S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer