Form 10-Q
period 2003-03-31
QUESTAR CORP
filed 2003-05-15
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-8796

QUESTAR CORPORATION

(Exact name of registrant as specified in its charter)

State of Utah	87-0407509
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P.O. Box 45433 180 East 100 South Salt Lake City, Utah	84145-0433
(Address of principal executive offices)	(Zip code)

(801) 324-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                         No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common Stock, without par value with attached Common Stock Purchase Rights	82,653,780 Shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

QUESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)

REVENUES
Questar Market Resources	$213,193	$125,158	$610,511	$540,160
Questar Regulated Services
Natural gas distribution	234,514	260,958	567,391	653,169
Natural gas transmission	18,136	12,502	71,909	51,062
Other	877	841	4,196	4,228
Corporate and other operations	3,084	3,074	13,931	30,626
TOTAL REVENUES	469,804	402,533	1,267,938	1,279,245
OPERATING EXPENSES
Cost of natural gas and other products sold	201,341	178,528	418,555	522,381
Operating and maintenance	73,837	74,030	284,124	281,526
Depreciation, depletion and amortization	47,938	45,307	187,583	161,236
Exploration	1,170	2,748	4,508	8,667
Abandonment and impairment of gas, oil and other properties	483	306	11,360	4,927
Production and other taxes	17,160	11,409	49,943	46,582
TOTAL OPERATING EXPENSES	341,929	312,328	956,073	1,025,319
OPERATING INCOME	127,875	90,205	311,865	253,926
Interest and other income	2,593	7,406	51,854	27,535
Earnings from unconsolidated affiliates	1,036	657	12,156	702
Minority interest	77	170	408	1,450
Debt expense	(18,916)	(20,036)	(80,001)	(69,277)
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECTS	112,665	78,402	296,282	214,336
Income taxes	42,463	28,250	105,339	75,258
INCOME BEFORE CUMULATIVE EFFECTS	70,202	50,152	190,943	139,078
Cumulative effect of accounting change for asset retirement obligations, net of income taxes of $3,331	(5,580)		(5,580)
Cumulative effect of accounting change for goodwill, net of $2,010 attributed to minority interest		(15,297)		(15,297)
NET INCOME	$64,622	$34,855	$185,363	$123,781
BASIC EARNINGS PER COMMON SHARE
Income before cumulative effects	$0.86	$0.62	$2.33	$1.71
Cumulative effects	(0.07)	(0.19)	(0.07)	(0.19)
Net income	$0.79	$0.43	$2.26	$1.52
DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effects	$0.84	$0.61	$2.30	$1.70
Cumulative effects	(0.07)	(0.19)	(0.07)	(0.19)
Net income	$0.77	$0.42	$2.23	$1.51
Weighted average common shares outstanding
Used in basic calculation	82,222	81,586	81,972	81,441
Used in diluted calculation	83,453	82,257	82,903	82,191
Dividends per common share	$0.185	$0.18	$0.73	$0.71

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31, 2002
	2003	2002
	(Unaudited)
	(In Thousands)

ASSETS
Current assets
Cash and cash equivalents	$41,475	$4,197	$21,641
Accounts receivable, net	237,713	206,562	194,286
Hedging collateral margin calls	9,300
Fair value of hedging contracts	3,058	9,142	3,617
Inventories, at lower of average cost or market
Gas and oil storage	20,173	5,923	29,666
Materials and supplies	11,295	10,727	10,679
Prepaid expenses and other	9,629	12,372	15,008
Deferred income taxes - current	7,865	9,063	5,047
Total current assets	340,508	257,986	279,944
Property, plant and equipment	4,266,977	4,154,812	4,211,551
Less accumulated depreciation, depletion and amortization	1,632,337	1,567,386	1,593,753
Net property, plant and equipment	2,634,640	2,587,426	2,617,798
Investment in unconsolidated affiliates	22,022	147,022	23,617
Securities available for sale		7,361
Goodwill	71,133	72,702	71,133
Intangible pension asset	16,911		16,911
Regulatory and other assets	62,913	78,560	58,447
	$3,148,127	$3,151,057	$3,067,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$—	$369,519	$49,000
Accounts payable and accrued expenses	240,626	219,067	213,936
Fair value of hedging contracts	47,605	9,533	24,278
Purchased-gas adjustments	20,698	23,849	13,282
Current portion of long-term debt	64,010	1,607	10
Total current liabilities	372,939	623,575	300,506

Long-term debt, less current portion	1,060,183	1,075,529	1,145,180
Deferred income taxes and investment tax credits	377,914	314,039	382,282
Other long-term liabilities	56,238	44,473	51,574
Asset retirement obligation	52,634
Pension liability	38,726	7,483	39,522
Minority interest	9,726	10,183	10,025
Common shareholders’ equity
Common stock	304,832	291,024	298,718
Retained earnings	918,113	792,572	868,702
Other comprehensive loss	(43,178)	(7,821)	(28,659)
Total common shareholders’ equity	1,179,767	1,075,775	1,138,761
	$3,148,127	$3,151,057	$3,067,850

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2003	2002
	(In Thousands)

OPERATING ACTIVITIES
Net income	$64,622	$34,855
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	49,781	47,772
Deferred income taxes and investment tax credits	4,814	(6,977)
Abandonment and impairment of gas and oil properties	483	306
Income from unconsolidated affiliates, net of cash distributions	1,595	1,554
Net gains from selling assets	(107)	(4,486)
Impairment of securities available for sale		530
Minority interest	(77)	(170)
Cumulative effects of accounting changes	5,580	15,297
	126,691	88,681
Changes in operating assets and liabilities	2,080	71,072
NET CASH PROVIDED FROM OPERATING ACTIVITIES	128,771	159,753

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(35,565)	(71,981)
Other investments	(16)	(3,648)
Total capital expenditures	(35,581)	(75,629)
Proceeds from the disposition of assets	5,869	8,458
NET CASH USED IN INVESTING ACTIVITIES	(29,712)	(67,171)

FINANCING ACTIVITIES
Issuance of common stock	7,827	3,066
Repurchase of Questar common stock	(1,713)	(432)
Issuance of long-term debt	110,000	200,000
Repayment of long-term debt	(130,997)	(121,914)
Change in short-term debt	(49,000)	(160,727)
Change in cash held in escrow account		(5,084)
Payment of dividends	(15,211)	(14,691)
Other	(131)	101
NET CASH USED IN FINANCING ACTIVITIES	(79,225)	(99,681)
Foreign currency translation adjustment		(4)
Change in cash and cash equivalents	19,834	(7,103)
Beginning cash and cash equivalents	21,641	11,300
Ending cash and cash equivalents	$41,475	$4,197

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES

NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  Due to the seasonal nature of gas distribution, transmission and storage operations, the results of operations for the three- and twelve-month periods ended March 31, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The impact of abnormal weather on gas distribution earnings is mitigated by the operation of a weather-normalization adjustment. The straight fixed-variable rate design, which allows for recovery of all fixed costs in the demand or reservation charges, reduces the earnings impact of weather conditions on gas transportation and storage operations.  For further information please refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - New Accounting Standard

On January 1, 2003, Questar adopted Statement of Financial Accounting Standards 143 (SFAS 143) “Accounting for Asset Retirement Obligations” and recorded a $5.6 million after tax charge ($.07 per diluted share) for the cumulative effect of this accounting change.  SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets.  The new standard requires the Company to estimate and record the fair value of abandonment costs and to depreciate those costs over the life of the related assets. The asset retirement obligation (liability) is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate.  Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired.

The adoption of SFAS 143 caused Questar to change the accounting method for plugging and abandonment costs associated with gas and oil wells and certain other properties.  SFAS 143 was applied retroactively to prior years to determine the cumulative effect through December 31, 2002. A regulatory asset amounting to $6.6 million, reflecting a retroactive charge, was recorded by Questar Gas for the abandonment costs associated with gas wells operated on its behalf by Wexpro.  The regulatory asset will be amortized as the gas wells are plugged and abandoned.

The accretion cost for the first three months of 2003 amounted to $908,000, of which $576,000 was expensed and $332,000 was capitalized as a regulatory asset.  If the new method of accounting had been in effect for the quarter ended March 31, 2002, the pro forma expense portion of accretion costs would have been $452,000.

Changes in asset retirement obligation

In Thousands

Balance at January 1, 2003	$51,486
Accretion	908
Additions	240
Balance at March 31, 2003	$52,634

Note 3 - Goodwill and Other Intangible Assets

The following table shows pro forma net income calculated by excluding amortization of goodwill.  Amortization of goodwill was not deductible for income tax purposes.

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002
	(In Thousands)

Net income	$64,622	$34,855	$185,363	$123,781
Goodwill amortization deducted in Prior periods				1,668
Cumulative effect of change in
Accounting for goodwill, net of $2,010
Attributed to minority interest				15,297
Pro forma net income	$64,622	$34,855	$185,363	$140,746

Basic earnings per share
Income after cumulative effects	$0.79	$0.43	$2.26	$1.52
Goodwill amortization				0.02
Cumulative effect				0.19
Pro forma net income	$0.79	$0.43	$2.26	$1.73

Diluted earnings per share
Income after cumulative effects	$0.77	$0.42	$2.23	$1.51
Goodwill amortization				0.02
Cumulative effect				0.19
Pro forma net income	$0.77	$0.42	$2.23	$1.72

Weighted average common shares outstanding
Used in basic calculation	82,222	81,586	81,972	81,441
Used in diluted calculation	83,453	82,257	82,903	82,191

The balance in goodwill by line of business at March 31, 2003 was unchanged from the balance at December 31, 2002.

Note 4 - Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period.  Diluted EPS includes the potential increase in the number of outstanding shares that could result from exercising stock options.  This explains the difference between the number of basic and diluted average shares outstanding.

In the first quarter of 2003, the number of basic common shares increased 458,000 as a result of issuances under several plans.  These plans include the Long-Term Stock Incentive Plan, the Dividend Reinvestment and Stock Purchase Plan, and the Employee Investment Plan.

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002
	(In Thousands)

Weighted average basic common shares outstanding	82,222	81,586	81,972	81,441
Potential number of shares issuable under stock option plans	1,231	671	931	750
Weighted average diluted common shares outstanding	83,453	82,257	82,903	82,191

Note 5 - Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded by the Company for stock options granted because the exercise price of those options is equal to the market price of the Company’s common stock on the date of grant. A table showing  pro forma income as if the options were expensed follows:

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002
	(In Thousands)

Net income, as reported	$64,622	$34,855	$185,363	$123,781
Stock-based compensation expense determined under fair-value based methods	(1,363)	(1,275)	(5,188)	(4,601)
Pro forma net income	$63,259	$33,580	$180,175	$119,180

Earnings per share
Basic, as reported	$0.79	$0.43	$2.26	$1.52
Basic, pro forma	0.77	0.41	2.20	1.46
Diluted, as reported	0.77	0.42	2.23	1.51
Diluted, pro forma	0.76	0.41	2.17	1.45

Note 6 - Operations by Line of Business

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002
	(In Thousands)

REVENUES FROM UNAFFILIATED CUSTOMERS
Questar Market Resources	$213,193	$125,158	$610,511	$540,160
Questar Regulated Services
Natural gas distribution	234,514	260,958	567,391	653,169
Natural gas transmission	18,136	12,502	71,909	51,062
Other	877	841	4,196	4,228
Total Regulated Services	253,527	274,301	643,496	708,459
Corporate and other operations	3,084	3,074	13,931	30,626
	$469,804	$402,533	$1,267,938	$1,279,245

REVENUES FROM AFFILIATED COMPANIES
Questar Market Resources	$26,449	$27,971	$105,125	$100,520
Questar Regulated Services
Natural gas distribution	889	301	2,264	2,074
Natural gas transmission	20,339	20,985	75,954	76,283
Other	453	423	1,717	1,547
Corporate and other operations	7,284	7,391	30,350	29,788
	$55,414	$57,071	$215,410	$210,212

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002
	(In Thousands)

OPERATING INCOME (LOSS)
Questar Market Resources	$59,557	$28,663	$161,338	$134,929
Questar Regulated Services
Natural gas distribution	48,706	44,890	74,170	59,945
Natural gas transmission	18,285	15,741	68,729	60,027
Other	87	(68)	(186)	(235)
Total Regulated Services	67,078	60,563	142,713	119,737
Corporate and other operations	1,240	979	7,814	(740)
OPERATING INCOME	$127,875	$90,205	$311,865	$253,926
NET INCOME
Questar Market Resources	$34,049	$17,602	$114,376	$80,392
Questar Regulated Services
Natural gas distribution	26,004	24,166	34,237	26,319
Natural gas transmission	8,053	7,417	33,244	29,501
Other	71	160	71	2,803
Total Regulated Services	34,128	31,743	67,552	58,623
Corporate and other operations	2,025	807	9,015	63
Income before cumulative effects of accounting changes	70,202	50,152	190,943	139,078
Cumulative effects	(5,580)	(15,297)	(5,580)	(15,297)
NET INCOME	$64,622	$34,855	$185,363	$123,781

Cumulative effects of accounting changes by lines of business are shown below.

	Asset Retirement Obligation	Goodwill
	(In Thousands)

Questar Market Resources	$5,113	$—
Questar Regulated Services
Natural gas distribution	334
Natural gas transmission	133
Total Regulated Services	467
Corporate and other operations		15,297
Total	$5,580	$15,297

Note 7 - Financing

On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a ten-year life.  The proceeds were used to redeem $41 million of debt with a coupon rate of 8.4%.  A $1.7 million call premium was paid.  This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

On February 27, 2003, Questar Gas filed a shelf registration statement for the issuance of up to $70 million of medium-term notes.  In March 2003, Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%.  On April 24, 2003, proceeds from the offering were used to replace $64 million of higher-cost debt issued in 1992 and 1993 with a weighted-average interest rate of 8.11%.  A call premium of $2.6 million was paid.

Questar Corporation has a shelf registration to issue up to $400 million of common equity or debt convertible into common stock.  While it is the Company’s intention to issue no more than $200 million in securities initially, the filing registered both the convertible debt that could be issued and the subsequent common stock that would be issued in a convertible debt offering.  Currently there are no plans to issue securities under this shelf registration.

Note 8 - Investment in Unconsolidated Affiliates

Questar, indirectly through subsidiaries, has interests in partnerships accounted for on the equity basis.  These entities are engaged primarily in gathering and/or processing of natural gas.  The entities do not have debt obligations with third-party lenders.  Questar uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates and Questar’s ownership percentage as of March 31, 2003 were: Rendezvous Gas Services LLC, a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%).

In 2002, subsidiaries of Questar sold Questar TransColorado, Inc. and became a 100% owner of Overthrust Pipeline Company.  These two entities represented the investment in transportation partnerships.

Summarized operating results of the businesses are listed below.

	3 Months Ended March 31,
	2003	2002
	(In Thousands)

Gas gathering and processing
Revenues	$3,667	$4,816
Operating income	2,082	1,154
Income before income taxes	2,096	1,173

Transportation
Revenues	$—	$3,824
Operating income	—	307
Income before income taxes	—	320

Note 9 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholders’ Equity.  Other comprehensive income transactions included those that result from changes in the market value of securities available for sale and energy-hedging derivatives and changes in holding value resulting from foreign currency translation adjustments.  These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value.  Income or loss is realized when the securities available for sale are sold or the gas or oil underlying the hedging contracts is sold.

	3 Months Ended March 31,
	2003	2002
	(In Thousands)

Net income	$64,622	$34,855
Other comprehensive income (loss)
Unrealized loss on hedging transactions	(23,188)	(49,773)
Unrealized loss on securities available for sale		(4,499)
Foreign currency translation adjustment		(103)

Other comprehensive loss before income taxes	(23,188)	(54,375)
Income taxes on other comprehensive loss	(8,669)	(20,478)
Net other comprehensive loss	(14,519)	(33,897)
Total comprehensive income	$50,103	$958

Note 10 -  Reclassifications

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2003 (Unaudited)

Results of Operations

Questar Market Resources

Questar Market Resources and subsidiaries (QMR) acquire and develop gas and oil properties, develop cost-of-service reserves for affiliate utility Questar Gas, provide gas-gathering and processing services, market equity and third-party gas and oil, provide risk-management services, and own and operate an underground gas-storage reservoir.  Primary objectives of gas- and oil-marketing operations are to support QMR’s earnings targets and to protect QMR’s earnings from adverse commodity-price changes.  QMR does not enter into gas- and oil-hedging contracts for speculative purposes.  Following is a summary of QMR’s financial results and operating information:

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002
FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$213,193	$125,158	$610,511	$540,160
From affiliates	26,449	27,971	105,125	100,520
Total revenues	$239,642	$153,129	$715,636	$640,680
Operating income	$59,557	$28,663	$161,338	$134,929
Income before cumulative effect	$34,049	$17,602	$114,376	$80,392
Cumulative effect of accounting change	(5,113)		(5,113)
Net income	$28,936	$17,602	$109,263	$80,392

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in MMcf)	20,104	20,007	79,771	74,794
Oil and natural gas liquids (in Mbbl)	572	747	2,589	2,752
Total production (MMcfe)	23,536	24,489	95,305	91,306
Average daily production (Mmcfe)	262	272	261	250

Average selling price, net to the well
Average realized selling price (including hedges)
Natural gas (per Mcf)	$3.52	$2.44	$2.86	$2.80
Oil and natural gas liquids (per bbl)	$24.71	$18.85	$21.79	$18.71

Average selling price (without hedges)
Natural gas (per Mcf)	$4.21	$1.89	$2.76	$2.69
Oil and natural gas liquids (per bbl)	$31.14	$18.70	$25.96	$21.08

Wexpro investment base at March 31, net of Deferred income taxes (in millions)	$159.3	$163.0

Natural gas and oil marketing volumes (MDthe)	21,311	22,465	82,662	90,228

Natural gas gathering volumes (in MDth)
For unaffiliated customers	28,325	28,625	111,905	98,269
For Questar Gas	11,583	12,223	40,045	39,173
For other affiliated customers	12,092	7,387	42,841	27,637
Total gathering	52,000	48,235	194,791	165,079
Gathering revenue (per Dth)	$0.19	$0.13	$0.17	$0.13

First quarter comparison 2003 with 2002

Exploration and Production

Higher selling prices for gas, oil and natural gas liquids were responsible for a 56% increase in revenues when comparing the first quarter of 2003 with the first quarter of 2002. Gas production was flat in the quarter to quarter comparison, while production of oil and natural gas liquids declined by 23%.  A 20% increase in gas production in the Rockies overcame the effect of the 2002 sales of a Canadian subsidiary and other properties.

Realized gas prices, net to the well, increased 44% to $3.52 per Mcf in the 2003 period compared with $2.44 per Mcf a year earlier.  Gas prices received for the Company’s Rockies production averaged $3.02 per Mcf in the first quarter of 2003 quarter, representing a 42% increase over the prior year. Roughly two-thirds of the Company’s gas and oil production came from the Rockies in the first quarter of 2003.  Rockies basis differential to Henry Hub averaged about $2.80 per MMBtu in the first quarter of 2003. The basis differential may narrow with the 900 MMcf per day expansion of the Kern River Pipeline that began service on May 1, 2003.  The expansion represents an approximate 20% increase in export capacity out of the western Rockies. Prices received for the Company’s Midcontinent gas production increased 47% to $4.52 per Mcf in the same quarter to quarter comparison.

Prices received for oil and natural gas liquids increased 31% in the first quarter of 2003 to $24.71 per bbl, net to the well.  Oil and gas production decreased 23% during the same quarter to quarter comparison as a result of the 2002 property sales.

Approximately 60% of first quarter 2003 nonregulated gas production was hedged or presold at an average price of $3.19 per Mcf, net to the well. This resulted in a $13.8 million reduction in gas revenues when compared with the prices received from the physical sales transaction. Approximately 53% of nonregulated oil production was hedged or presold at an average price of $21.80 per bbl, net to the well resulting in a $3.7 million reduction in oil revenues.

Lifting costs per Mcfe increased by 6% in the quarterly comparison primarily due to a higher production tax resulting from higher selling prices.  Lease-operating expenses declined 21% in the quarterly comparison.  It should be noted that lease-operating expenses are sensitive to the timing of maintenance or well-workover projects.  General and administrative costs were lower in the 2003 quarter as a result of a reduction in legal costs. A first quarter to first quarter comparison of operating and depreciation expenses on an Mcfe basis is shown in the table below.

	3 Months Ended March 31,
	2003	2002
	Per Mcfe

Lease-operating expense	$0.44	$0.56
Production taxes	0.32	0.16
Lifting cost	$0.76	$0.72

Depreciation, depletion and amortization	$0.92	$0.89
General and administrative expense	$0.26	$0.32

Wexpro Earnings

Wexpro’s net income of $7.6 million in the first quarter of 2003 was unchanged from the same quarter of 2002. The 2003 results included a $600,000 after-tax charge for the cumulative effect of an accounting change.  Wexpro earns a specified return of 19% to 20% on its net investment in commercial wells drilled on behalf of Questar Gas. The net investment base was lower at March 31, 2003, when compared with the balance at March 31, 2002.  Depreciation expense exceeded capital spending in the first quarter of 2003.  Wexpro operations are subject to winter access restrictions in the Rockies.  Higher oil selling prices partially offset the effect of the decline in investment base.

Gas Gathering and Gas and Oil Marketing

Net income from gathering activities improved to $3.6 million in the first quarter of 2003 from $1.4 million in the 2002 quarter.  Gathering volumes increased 8% and the average revenue per decatherm gathered increased 46%.  Increased gas and oil prices and price volatility resulted in higher marketing revenues and margins in the first quarter of 2003 compared with the same period in 2002.  The margin, which represents revenues less the costs to purchase gas and oil and transport gas, increased from $3.1 million in the first quarter of 2002 to $6.2 million in the first quarter of 2003.

Comparison of 12 months ended March 31, 2003, and 2002

Higher gas production and selling prices for gas, oil and natural gas liquids were responsible for a 12% increase in revenues when comparing the 12 months ended March 31, 2003, with the same period of 2002. Gas production was 7% higher in the 2003 period in spite of asset sales.  The majority of the asset sales took place in the fourth quarter of 2002, while Rockies gas production increased 20% in the first quarter of 2003.

Lifting costs per Mcfe decreased by 6% in the 12-month comparison when a slightly higher production tax component was more than offset by reduction in lease-operating expenses.  Lower amounts spent on contracted services, such as trucking, pumpers and others were responsible for the lower lease-operating expenses.  General and administrative costs were flat.  A comparison of the information for the 12-months ended March 31, 2003, with 2002 on a Mcfe basis is shown in the table below.

	12 Months Ended March 31,
	2003	2002
	Per Mcfe

Lease-operating expense	$0.52	$0.59
Production taxes	0.21	0.19
Lifting cost	$0.73	$0.78

Depreciation, depletion and amortization	$0.91	$0.85
General and administrative expense	$0.26	$0.26

Questar Regulated Services

Questar Gas and Questar Pipeline conduct the regulated services of natural gas distribution, interstate transmission, and storage and the unregulated services of processing and gathering.

Natural Gas Distribution

Questar Gas conducts natural gas distribution operations.  Following is a summary of financial results and operating information.

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$234,514	$260,958	$567,391	$653,169
From affiliates	889	301	2,264	2,074
Total revenues	235,403	261,259	569,655	655,243
Cost of natural gas sold	144,635	177,129	337,800	445,520
Margin	$90,768	$84,130	$231,855	$209,723
Operating income	$48,706	$44,890	$74,170	$59,945
Income before cumulative effect	$26,004	$24,166	$34,237	$26,319
Cumulative effect of accounting change	(334)		(334)
Net income	$25,670	$24,166	$33,903	$26,319

OPERATING STATISTICS
Natural gas volumes (in MDth)
Residential and commercial sales	35,468	43,361	82,903	90,307
Industrial sales	3,227	3,440	10,516	10,857
Transportation for industrial customers	9,552	11,860	44,151	51,770
Total industrial	12,779	15,300	54,667	62,627
Total deliveries	48,247	58,661	137,570	152,934

Natural gas revenue (per Dth)
Residential and commercial	$6.08	$5.51	$6.01	$6.35
Industrial sales	4.30	4.85	3.96	5.02
Transportation for industrial customers	0.19	0.15	0.16	0.13
Heating degree days colder (warmer) than normal	(11)%	21%	(8)%	8%
Average temperature adjusted usage per customer (Dth)	52.1	50.9	118.6	118.9
Number of customers at March 31,
Residential and commercial	752,148	733,907
Industrial	1,286	1,315
Total	753,434	735,222

Revenues less cost of gas sold (margin)

Questar Gas’s margin was 8% higher in the first quarter of 2003 compared with the first quarter of 2002 due to a general rate increase, customer additions and higher usage per customer. Effective December 30, 2002, the Public Service Commission of Utah (PSCU) issued an order approving an $11.2 million general rate increase for Questar Gas using an 11.2% return on equity.  The rate increase also reflects year-end 2002 usage per customer and costs.  The number of customers increased year over year by 18,212 or 2.5%.   Temperature adjusted usage per customer increased 2.4% in the first quarter of 2003 compared with the first quarter of 2002.

The margin for the 12 months ended March 31, 2003, was 11% higher when compared with the same period of 2002 due to the factors discussed for the first quarter.  In addition, the 2003 period benefited from the one-time recovery in August 2002 of $3.8 million of gas costs previously denied.  In addition, beginning in 2002, the PSCU authorized Questar Gas to recover the gas-cost portion of bad debt expense in pass-through gas costs. Starting in 2003, contributions in aid of construction were recorded as a reduction in rate base rather than revenue as required by the Utah general rate case.

While warmer temperatures in 2003 resulted in a decrease in the gas volumes delivered, the financial effect was mitigated by a weather-normalization adjustment (WNA) in the Company’s rates.  The WNA has the same leveling effect when temperatures are colder than normal.  Generally under the WNA, rates are designed to recover non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were 16% lower in the first quarter and 13% in the 12 months ended March 31, 2003, due to a decrease of gas used to generate electricity and in manufacturing processes.

Expenses

Operating and maintenance expenses were 7% higher in the 3-month period and 2% higher in the 12-month period ended March 31, 2003, when compared to the same periods in the previous year, primarily due to higher labor-related costs.  Labor-related expenses have increased primarily because of higher costs of pension and other long-term benefit programs and less capitalization of labor costs.  Higher depreciation expense in the 2003 periods reflects increased investment in computer equipment and software, which are depreciated over a shorter life than other assets.

Natural Gas Transmission

Questar Pipeline and its subsidiaries conduct interstate natural gas transmission, storage, processing and gathering operations.  Following is a summary of financial results and operating information.

	3 Months Ended March 31,		12 Months Ended March 31,
	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$18,136	$12,502	$71,909	$51,062
From affiliates	20,339	20,985	75,954	76,283
Total revenues	$38,475	$33,487	$147,863	$127,345
Operating income	$18,285	$15,741	$68,729	$60,027
Income before cumulative effect	$8,053	$7,417	$33,244	$29,501
Cumulative effect of accounting change	(133)		(133)
Net income	$7,920	$7,417	$33,111	$29,501

OPERATING STATISTICS
Natural gas transportation volumes (in MDth)
For unaffiliated customers	65,516	52,452	258,183	205,628
For Questar Gas	39,532	51,345	99,879	122,918
For other affiliated customers	3,677	553	9,168	5,534
Total transportation	108,725	104,350	367,230	334,080

Transportation revenue (per Dth)	$0.23	$0.21	$0.27	$0.24

Revenues

Revenues were higher in the 3- and 12-month periods of 2003 compared with the 2002 periods, primarily due to increased demand charges for gas transportation services.  Questar Pipeline’s total transportation volumes grew 4% in the first quarter and 10% in the trailing 12 months.  The Company’s eastern zone of the Questar Southern Trails Pipeline commenced operations mid-year 2002 and the pipeline’s 80,000 Dth daily capacity is fully subscribed.  Total firm daily demand was 1,519,000 Dth in the first quarter of 2003 compared with 1,410,000 Dth in the first quarter of 2002.  Revenues for the 12 months ended March 31, 2003, increased 16% primarily as a result of increased demand charges for transportation, implementation of a park-and-loan storage service started in 2002, and an increase in gas-gathering revenue related to the startup of a new non-jurisdiction pipeline.

Expenses

Operating and maintenance expenses increased 5% and other taxes (primarily property taxes) increased 74% in the first quarter of 2003 over the 2002 quarter as a result of the start-up of the eastern zone of Questar Southern Trails Pipeline and the consolidation of the operations of Overthrust Pipeline.  Higher pension and other long-term employee-benefit costs in the 2003 periods were offset by lower legal fees. Questar Pipeline benefited from lower legal expenses due to the settlement of TransColorado Pipeline litigation in October 2002. Depreciation expense was higher in the 2003 periods compared with the 2002 periods as a result of capital investments and initiating service in new pipelines.

Consolidated Results After Operating Income

Interest and other income

Interest and other income was lower in the first quarter of 2003 and higher in the 12 months ended March 31, 2003 due to asset sales.  The first quarter of 2002 includes a pretax gain of $4.5 million from selling assets and the 12 month period ended March 31, 2003, includes a pretax gain of $39.7 million.  The sale of TransColorado Pipeline, a Canadian E&P subsidiary and San Juan E&P properties occurred in the fourth quarter of 2002.

Earnings of unconsolidated affiliates

Increased investment in the Company’s 50% share of the operations of Rendezvous partnership was responsible for the majority of the increase in earnings from unconsolidated affiliates in the first quarter comparison.  Rendezvous’ gathering volumes increased 110% in the 2003 period.  The Company’s 50% share of the TransColorado partnership contributed a pretax profit of $6.8 million in the 12 months ended March 31, 2003, compared with a pretax loss of $2.1 million for the 2002 period.

Debt expense

Lower debt balances and variable interest rates resulted in a 7% lower debt expense in the first quarter of 2003 when compared with the first quarter of 2002. In 2002, the Company sold non-essential assets and used the proceeds of approximately $250 million to repay short-term debt used to finance a mid-2001 acquisition.

Income taxes

The effective income-tax rate for the first quarter was 37.7% in 2003 and 36.0% in 2002.  An income-tax credit associated with non-conventional fuels expired for gas produced after December 31, 2002.  The Company recognized $1.5 million of non-conventional fuel tax credits in the first quarter of 2002.

Cumulative effect of changes in accounting methods

On January 1, 2003, the Company adopted a new accounting standard, SFAS 143,  “Accounting for Asset Retirement Obligations and recorded a cumulative effect that reduced net income by $5.6 million or $.07 per diluted common share.  Accretion and depreciation expenses associated with SFAS 143 amounted to $588,000 in the first quarter of 2003. A year earlier, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” that resulted in impairment of the goodwill acquired by Consonus.  The Company wrote off $17.3 million of goodwill, of which, $15.3 million or $.19 per diluted common share was attributed to Questar InfoComm’s share of Consonus and reported as a cumulative effect of a change in accounting for goodwill.  The remaining $2.0 million was attributed to minority shareholders.

Liquidity and Capital Resources

Operating activities

Net cash provided from operating activities in the first quarter of 2003 was $31 million less than was provided during the first quarter of 2002.  The increased cash flows resulting from higher net income were more than offset by lower cash flow from accounts receivable due to timing differences and higher gas and oil prices.  The higher gas and oil prices also resulted in margin calls totaling $9.3 million on gas- and oil-hedging transactions.

Investing Activities

A comparison of capital expenditures for the first quarter of  2003 and 2002 plus an estimate for calendar year 2003 is presented below.   Forecasted 2003 capital expenditures for Corporate and other operations include $25 million that has not been committed to a specific project.

	Actual 3 Months Ended March 31,		Forecast 12 Months Ended Dec. 31,
	2003	2002	2003
	(In Thousands)

Questar Market Resources	$21,764	$38,887	$224,800
Questar Regulated Services
Natural gas distribution	9,926	9,419	79,300
Natural gas transmission	3,465	26,842	47,900
Other	176	155	3,600
Total Questar Regulated Services	13,567	36,416	130,800
Corporate and other operations	250	326	29,900
	$35,581	$75,629	$385,500

Questar Gas’ forecasted capital investment in 2003 includes approximately $20 million to replace an aging customer information system.  Questar Gas intends to include these costs in a future general rate case.

Questar Market Resources plans to increase investment in its Pinedale Anticline development project.  QMR intends to drill approximately 25 wells at Pinedale in 2003, compared to an average of about 15 wells per year in the 2000-2002 period.  In the first quarter of 2003, QMR sold drilling rigs and received proceeds of approximately $6 million, which equaled book value.

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures in the first quarter of 2003.  The excess cash flow plus the proceeds from issuing $110 million of long-term fixed-rate debt was used to repay short- and long-term debt.  Questar Gas redeemed $41 million of debt in the first quarter of 2003 and an additional $64 million in April 2003.

The Company’s lines-of-credit capacity as of April 1, 2003, was $210 million. There was no short-term debt at March 31, 2003. However, the current portion of long-term debt includes $64 million that Questar Gas had called for repayment.  A year earlier, the Company had $265.5 million of commercial paper and $104 million of short-term bank debt outstanding.

Item 3.  Quantitative and Qualitative disclosures About Market Risk

QMR’s primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. A QMR subsidiary has long-term contracts for pipeline capacity for the next several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

QMR bears a majority of the risk associated with commodity-price changes and uses gas- and oil-price-hedging arrangements in the normal course of business to limit the risk of adverse price movements.  However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of gas- and oil-marketing transactions.

Commodity-Price Risk Management

QMR has established policies and procedures for managing commodity-price risks through the use of derivatives.  The primary objectives of natural gas- and oil-price hedging are to support QMR’s earnings targets and to protect earnings from downward movements in commodity prices.  The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by QMR’s Board of Directors.  It is QMR’s current policy to hedge up to 75% of the current year’s proved-developed-production by the first of March in the current year, at or above selling prices that support its budgeted income.  QMR will add incrementally to these hedges to reach forward beyond the current year when price levels are attractive.  QMR does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves.  QMR typically hedges Rockies natural gas production by entering into fixed price swaps with creditworthy counterparties.  Hedges are matched to equity gas and oil production, thus qualifying as cash flow hedges under the accounting provisions of SFAS 133 as amended and interpreted.  Hedging contracts are typically settled by delivery of the underlying production into a regional pipeline, thereby reducing basis risk.  The Company does not engage in proprietary trading.

Natural gas prices in the Rocky Mountain region historically average $.40 - .60 per MMBtu below the benchmark Henry Hub price.  However, the basis differential averaged $2.80 per MMBtu in the first quarter of 2003 after a 2002 peak differential of $2.00 per MMBtu.  The volatility of Rockies gas prices results from growth in regional gas production, a relatively small regional gas market and inadequate capacity on pipelines that transport gas out of the region.  The expansion of the Kern River pipeline will improve pipeline capacity out of the Rockies but may not immediately return Rockies basis to historical ranges.  QMR has hedged a higher percentage of its second and third quarter 2003 natural gas production to protect against a possible widening of the Rockies-Henry Hub basis differential.

Management’s attention has been focused on improving Rockies gas prices by hedging approximately two-thirds of Rockies April through December 2003 proved-developed-production at an average of $3.19 per Mcf, net to the well.  In addition, QMR may curtail production if prices drop below levels necessary for profitability.

A summary of QMR’s gas- and oil-price hedging positions for equity gas and oil production as of April 29, 2003, follows:

Time periods	Rocky Mountains	Midcontinent	Total	Rocky Mountains	Midcontinent	Total

	Gas (in Bcf)			Average price per Mcf, net to the well
Second quarter of 2003	9.0	4.3	13.3	$3.16	$4.02	$3.44
Second half of 2003	17.0	6.9	23.9	$3.21	$4.00	$3.44
April - Dec. 2003	26.0	11.2	37.2	$3.19	$4.00	$3.44

	Gas (in Bcf)			Average price per Mcf, net to the well
First half of 2004	10.6	5.1	15.7	$3.41	$4.30	$3.70
Second half of 2004	10.8	5.2	16.0	$3.41	$4.30	$3.70
12 months of 2004	21.4	10.3	31.7	$3.41	$4.30	$3.70

Time periods	Rocky Mountains	Midcontinent	Total	Rocky Mountains	Midcontinent	Total

	Oil (in Mbbl)			Average price per bbl, net to the well
Second quarter of 2003	228	45	273	$21.68	$22.38	$21.80
Second half of 2003	460	92	552	$21.68	$22.38	$21.80
April - Dec. 2003	688	137	825	$21.68	$22.38	$21.80

QMR held gas- and oil-price hedging contracts covering the price exposure for about 107.2 million dth of gas and 800,000 bbl of oil as of March 31, 2003.  A year earlier QMR hedging contracts covered 77.4 million dth of natural gas and 2.6 million bbl of oil.  QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of hedging contracts for the year ended December 31, 2002, is below.  The calculation is comprised of the valuation of financial and physical contracts.

(In Thousands)

Net fair value of gas- and oil-hedging contracts outstanding at Dec. 31, 2002	$(20,661)
Contracts realized or otherwise settled	2,654
Increase in gas and oil prices on futures markets	(28,491)
New contracts since Dec. 31, 2002	1,951
Net fair value of gas- and-oil-hedging contracts outstanding at Mar. 31, 2003	$(44,547)

A vintaging of gas- and oil-hedging contracts as of March 31, 2003, is shown below.  About 88% of those contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(In Thousands)

Contracts maturing by Mar. 31, 2004	$(39,246)
Contracts maturing between Mar. 31, 2004 and Mar. 31, 2005	(5,305)
Contracts maturing between Mar. 31, 2005 and Mar. 31, 2006	39
Contracts maturing between Mar. 31, 2006 and Mar. 31, 2008	(35)
Net fair value of gas- and oil-hedging contracts outstanding at March 31, 2003	$(44,547)

QMR’s mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

	As of March 31,
	2003	2002
	(In Millions)

Mark-to-market valuation - asset (liability)	$(44.5)	$(0.4)
Value if market prices of gas and oil decline by 10%	(12.2)	24.1
Value if market prices of gas and oil increase by 10%	(77.0)	(32.1)

The calculations reflect gas and oil prices posted on the NYMEX, various “into-the-pipe” postings, and fixed prices on the indicated dates.  These sensitivity calculations do not consider changes in the fair value of the corresponding scheduled physical transactions for price hedges on equity production, (i.e., the correlation between the index price and the price to be realized for the physical delivery of gas or oil production) which should largely offset the change in value of the hedge contracts.

Interest-Rate Risk Management

As of March 31, 2003, Questar had $110 million of variable-rate long-term debt and $950.2 million of fixed-rate long-term debt.  The book value of variable-rate long-term debt approximates fair value.

Western Zone of Questar Southern Trails Pipeline

The western zone that runs from the California-Arizona border to Long Beach, California is idle.  Questar Pipeline is actively seeking customers willing to enter into long-term gas transportation contracts necessary to place the pipeline into service.  The Company is also considering selling this pipeline, and has received non-binding indications of interest from several interested parties.  Questar Pipeline’s investment in the western zone is approximately $52 million.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27(A) of the Securities Act of 1933, as amended, and Section 21(E) of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although these statements are made in good faith and are reasonable representations of the Company’s expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

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

Rate of inflation and interest rates;

Assumptions used in business combinations;

Weather and other natural phenomena;

The effect of environmental regulation;

Changes in customers’ credit ratings, including energy merchants;

Competition from other forms of energy, other pipelines and storage facilities;

The effect of accounting policies issued periodically by accounting standard-setting bodies;

Adverse repercussion from terrorist attacks or acts of war;

Adverse changes in the business or financial condition of the Company; and

Lower credit ratings for Questar and/or its subsidiaries.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act.

b.  Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Part II

OTHER INFORMATION

Item 5.  Other Information.

a.   Effective April 1, 2003, Robert E. McKee III was appointed to serve as a director of Questar Corporation (“Questar” or the “Company”) for the remainder of a term that expires in May of 2004.  (The vacancy arose when Scott S. Parker resigned in the summer of 2002.)  Mr. McKee, age 57, retired on March 31, 2003, after 37 years with ConocoPhillips, Inc., including 7 years as Executive Vice President, Exploration (1996-2003).

b.   D. N. Rose, age 58, resigned as a director of the Company effective May 1, 2003.  Under the terms of the Company’s corporate governance policy applicable to inside directors other than the Chief executive Officer, Mr. Rose was required to resign concurrently with his retirement as an employee.  At the date of his retirement, he was serving as an Executive Vice President of the Company and as President and Chief Executive Officer of Questar’s Regulated Services group, including Questar Gas Company and Questar Pipeline Company.  Mr. Rose served in a variety of leadership positions with the Company during his 34 years of service.

Mr. Rose had served as a director of Questar since its organization as a public company in October of 1984.  His resignation leaves a vacancy in the class of directors whose terms end in May of 2005.  The Board of Directors has not nominated or appointed any individual to fill the vacancy left by Mr. Rose’s resignation.

Item 6.  Exhibits and Reports on Form 8-K.

a.   The following exhibits are being filed as part of this report.

Exhibit No.	Exhibit

10.1.	Consulting Contract between Questar Regulated Services Company and D. N. Rose effective May 1, 2003.

12.	Ratio of earnings to fixed charges.

99.1	Certification of Keith O. Rattie and S. E. Parks.

b.   During the quarter, the Company furnished a copy of its earnings release for 2002 by Current Report on Form 8-K dated February 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION
(Registrant)

May 13, 2003	/s/ Keith O. Rattie
Keith O. Rattie
President and Chief Executive Officer

May 13, 2003	/s/ S. E. Parks
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

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	By:	/s/ Keith O. Rattie
Date		Keith O. Rattie
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

4.                    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.                    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	By:	/s/ S. E. Parks
Date		S. E. Parks
Senior Vice President, Treasurer, and Chief Financial Officer

List of Exhibits:

Exhibit No.	Exhibit

10.1.	Consulting Contract between Questar Regulated Services Company and D. N. Rose effective May 1, 2003.

12.	Ratio of earnings to fixed charges.

99.1	Certification of Keith O. Rattie and S. E. Parks.