Form 10-Q
period 2003-06-30
QUESTAR CORP
filed 2003-08-13
CIK 751652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File Number 1-8796

QUESTAR CORPORATION

(Exact name of registrant as specified in its charter)
State of Utah (State or other jurisdiction of incorporation or organization)	87-0407509 (IRS Employer Identification Number)

P.O. Box 45433 180 East 100 South Salt Lake City, Utah (Address of principal executive offices)	84145-0433 (Zip code)

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003

Common Stock, without par value with attached Common Stock Purchase Rights	82,862,307 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

	(In Thousands, Except Per Share Amounts)
REVENUES
Questar Market Resources	$ 155,980	$ 123,545	$ 369,173	$ 248,703	$ 642,946	$ 511,648
Questar Regulated Services
Natural gas distribution	90,594	82,004	325,108	342,962	575,981	625,314
Natural gas transmission	19,504	14,338	37,640	26,840	77,075	53,148
Other	1,481	942	2,358	1,783	4,735	4,055
Corporate and other operations	3,110	3,785	6,194	6,859	13,256	24,556

TOTAL REVENUES	270,669	224,614	740,473	627,147	1,313,993	1,218,721

OPERATING EXPENSES
Cost of natural gas and other products sold	69,959	47,558	271,300	226,086	440,956	449,915
Operating and maintenance	68,211	65,125	142,048	139,155	287,210	286,680
Depreciation, depletion and amortization	45,698	44,463	93,636	89,770	188,818	169,452
Distribution rate-refund obligation	22,000		22,000		22,000
Exploration	1,043	1,133	2,213	3,881	4,418	7,967
Abandonment and impairment of gas,
oil and other properties	492	749	975	1,055	11,103	3,631
Production and other taxes	17,371	12,195	34,531	23,604	55,119	42,808

TOTAL OPERATING EXPENSES	224,774	171,223	566,703	483,551	1,009,624	960,453

OPERATING INCOME	45,895	53,391	173,770	143,596	304,369	258,268

Interest and other income	2,206	9,159	4,799	16,565	44,901	32,937
Earnings from unconsolidated affiliates	1,322	3,105	2,358	3,762	10,373	5,013
Minority interest	53	127	130	297	334	1,025
Debt expense	(17,512)	(20,362)	(36,428)	(40,398)	(77,151)	(75,309)

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECTS	31,964	45,420	144,629	123,822	282,826	221,934
Income taxes	11,692	16,049	54,155	44,299	100,982	77,988

INCOME BEFORE CUMULATIVE
EFFECTS	20,272	29,371	90,474	79,523	181,844	143,946
Cumulative effect of accounting change
for asset retirement obligations, net of
Income taxes of $3,331			(5,580)		(5,580)
Cumulative effect of accounting change
for goodwill, net of $2,010 attributed to
Minority interest				(15,297)		(15,297)

NET INCOME	$ 20,272	$ 29,371	$ 84,894	$ 64,226	$ 176,264	$ 128,649

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effects	$ 0.24	$ 0.36	$ 1.10	$ 0.98	$ 2.21	$ 1.77
Cumulative effects			(0.07)	(0.19)	(0.07)	(0.19)

Net income	$ 0.24	$ 0.36	$ 1.03	$ 0.79	$ 2.14	$ 1.58

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

	(In Thousands, Except Per Share Amounts)
DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effects	$ 0.24	$ 0.36	$ 1.08	$ 0.97	$ 2.19	$ 1.76
Cumulative effects			(0.07)	(0.19)	(0.07)	(0.19)

Net income	$ 0.24	$ 0.36	$ 1.01	$ 0.78	$ 2.12	$ 1.57

Weighted average common shares outstanding
Used in basic calculation	82,678	81,754	82,453	81,672	82,144	81,601
Used in diluted calculation	84,274	82,404	83,866	82,532	83,212	82,275

Dividends per common share	$ 0.185	$ 0.18	$ 0.37	$ 0.36	$ 0.735	$ 0.715

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,		December 31,
	2003	2002	2002
	(Unaudited)

	(In Thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 23,735	$ 5,959	$ 21,641
Accounts receivable, net	138,419	120,592	154,498
Unbilled gas accounts receivable	6,347	5,640	39,788
Hedging collateral margin calls	9,150
Fair value of hedging contracts	4,322	13,015	3,617
Inventories, at lower of average cost or market
Gas and oil storage	30,910	16,180	29,666
Materials and supplies	14,921	9,919	10,679
Prepaid expenses and other	9,759	7,428	15,008
Deferred income taxes - current	222	6,683	5,047

Total current assets	237,785	185,416	279,944

Property, plant and equipment	4,306,448	4,220,451	4,211,551
Less accumulated depreciation, depletion
and amortization	1,658,767	1,582,039	1,593,753

Net property, plant and equipment	2,647,681	2,638,412	2,617,798

Investment in unconsolidated affiliates	23,210	143,395	23,617
Goodwill	71,133	72,702	71,133
Intangible pension asset	16,911		16,911
Regulatory and other assets	60,063	68,895	58,447

	$ 3,056,783	$ 3,108,820	$ 3,067,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term loans	$ 58,500	$ 347,509	$ 49,000
Accounts payable and accrued expenses	207,167	172,727	213,936
Fair value of hedging contracts	66,498	10,157	24,278
Purchased-gas adjustments	584	17,588	13,282
Current portion of long-term debt	10	21,535	10

Total current liabilities	332,759	569,516	300,506

Long-term debt, less current portion	1,005,186	1,054,626	1,145,180
Deferred income taxes and investment tax credits	389,607	327,488	382,282
Other long-term liabilities	47,110	44,835	51,574
Asset retirement obligation	53,214
Pension liability	37,977	6,617	39,522
Minority interest	7,957	9,816	10,025
Common shareholders' equity
Common stock	313,549	293,640	298,718
Retained earnings	923,082	807,221	868,702
Other comprehensive loss	(53,658)	(4,939)	(28,659)

Total common shareholders' equity	1,182,973	1,095,922	1,138,761

	$ 3,056,783	$ 3,108,820	$ 3,067,850

See notes accompanying the consolidated financial statements
QUESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2003	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 84,894	$ 64,226
Adjustments to reconcile net income to net cash provided
from operating activities:
Depreciation, depletion and amortization	98,195	94,614
Deferred income taxes and investment tax credits	30,411	6,517
Abandonment and impairment of gas
and oil properties	975	1,055
Income from unconsolidated affiliates,
net of cash distributions	407	5,181
Amortization of restricted shares	495
Net gains from selling properties and securities	(47)	(5,431)
Impairment of securities available for sale		530
Minority interest	(130)	(297)
Cumulative effect of accounting changes	5,580	15,297

	220,780	181,692
Changes in operating assets and liabilities	20,541	97,949

NET CASH PROVIDED FROM OPERATING ACTIVITIES	241,321	279,641

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(96,101)	(166,540)
Other investments	(660)	(3,648)

Total capital expenditures	(96,761)	(170,188)
Proceeds from the disposition of assets	5,750	15,467

NET CASH USED IN INVESTING ACTIVITIES	(91,011)	(154,721)

FINANCING ACTIVITIES
Issuance of common stock	15,506	6,548
Common stock repurchased	(2,605)	(1,298)
Issuance of long-term debt	110,000	200,000
Repayment of long-term debt	(249,994)	(124,485)
Change in short-term loans	9,500	(182,737)
Change in cash held in escrow account		1,184
Payment of dividends	(30,514)	(29,413)
Other	(109)	(143)

NET CASH USED IN FINANCING ACTIVITIES	(148,216)	(130,344)
Foreign currency translation adjustment		83

Change in cash and cash equivalents	2,094	(5,341)
Beginning cash and cash equivalents	21,641	11,300

Ending cash and cash equivalents	$ 23,735	$ 5,959

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
NOTES ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

Note 1 - Basis of Presentation

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the gas distribution business, the results of operations for the three-, six- and twelve-month periods ended June 30 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The impact of abnormal weather on gas distribution earnings is partially reduced by the operation of a weather-normalization adjustment. The straight fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charges, reduces the earnings impact of weather conditions on gas transportation and storage operations. For further information please refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 that was filed by Questar Corporation (Questar or the Company).

Note 2 - Utah Supreme Court Order in Questar Gas Carbon Dioxide Case

The Utah Supreme Court issued an order reversing a decision made by the Public Service Commission of Utah (PSCU) in August of 2000 concerning certain processing costs incurred by Questar Gas Company (Questar Gas). The court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas's general rate case filed in December of 1999. The stipulation permitted Questar Gas to collect $5 million per year in rates to recover costs incurred to reduce the level of carbon dioxide in gas volumes delivered to customers. The Committee of Consumer Services, a Utah state agency, appealed the PSCU's decision because the PSCU did not address whether or not the costs were prudently incurred. The Supreme Court heard the appeal in June of 2003 and issued an order on August 1, 2003.

The Committee of Consumer Services had argued that the costs of carbon dioxide removal should have been borne by nearby gas producers, not Questar Gas customers. The Committee argued that Questar Pipeline Company (Questar Pipeline), a Questar Gas affiliate, should have sought Federal Energy Regulatory Commission (FERC) approval to modify its pipeline transportation tariff to force gas producers in central Utah to remove carbon dioxide from the gas before delivery for transport on Questar Pipeline.

As a result of the Supreme Court's order, Questar Gas recorded a $22 million liability for a potential refund to gas distribution customers. The liability reflects revenue received for processing costs from June of 1999 through June of 2003. This charge reduces Questar's consolidated net income by $13.6 million or $.16 per diluted share. Going forward, for the safety of Questar Gas's customers, the Company intends to continue operating the plant to remove carbon dioxide from the gas stream. The cost for the second half of 2003 will be approximately $1.6 million after tax or $.02 per diluted share. Thereafter, annual costs will be approximately $3.2 million after tax or $.04 per diluted share. Recording the liability did not have a material impact on credit, cash or liquidity of Questar or Questar Gas.

The processing plant was constructed and is operated by Questar Transportation Services, a subsidiary of Questar Pipeline. Questar Gas determined that contracting with Questar Transportation Services was the lowest cost alternative. The net book value of the plant was approximately $17.4 million as of June 30, 2003.

Questar Gas believes that it acted prudently and in the best interests of its customers to incur the processing costs. It will pursue legal and regulatory avenues to recover processing costs incurred historically and to collect such costs in future rates.

Note 3 - New Accounting Standard

Cumulative Effect of Accounting Change -"Accounting for Asset Retirement Obligations"

On January 1, 2003, Questar adopted Statement of Financial Accounting Standards 143 (SFAS 143) "Accounting for Asset Retirement Obligations" and recorded a $5.6 million after tax charge ($.07 per diluted share) for the cumulative effect of this accounting change. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The asset retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are non-cash expenses until the asset is retired. The adoption of SFAS 143 caused Questar to change the accounting method for plugging and abandonment costs associated with gas and oil wells and certain other properties. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through December 31, 2002. Questar Gas recorded a regulatory asset as of June 30, 2003, amounting to $7.4 million representing a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro Company (Wexpro). The regulatory asset will be reduced as the gas wells are plugged and abandoned.

The accretion expense in the first six months of 2003 amounted to $1.0 million. An additional $700,000 of accretion costs were capitalized in a regulatory asset. If the new method of accounting for plugging and abandonment costs had been in effect for the first half of 2002, the pro forma accretion expense would have been $900,000.

Changes in asset retirement obligation
	(In Thousands)

Balance at January 1, 2003	$51,486
Accretion	1,700
Additions	606
Retirements	(578)

Balance at June 30, 2003	$53,214

Note 4 - Goodwill and Other Intangible Assets

The following table shows pro forma net income calculated by excluding goodwill transactions. Amortization of goodwill was not deductible for income tax purposes.

	6 Months Ended		12 Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In Thousands)

Net income	$ 84,894	$ 64,226	$ 176,264	$ 128,649
Goodwill amortization deducted in prior periods				1,111
Cumulative effect of change in accounting for
goodwill, net of $2,010 attributed to minority interest		15,297		15,297

Pro forma net income	$ 84,894	$ 79,523	$ 176,264	$ 145,057

Basic earnings per share

Net income	$ 1.03	$ 0.79	$ 2.14	$ 1.58
Goodwill amortization				0.01
Cumulative effect		0.19		0.19

Pro forma net income	$ 1.03	$ 0.98	$ 2.14	$ 1.78

Diluted earnings per share

Net income	$ 1.01	$ 0.78	$ 2.12	$ 1.57
Add back goodwill amortization	0.01
Cumulative effect	0.19	0.19

Pro forma net income	$ 1.01	$ 0.97	$ 2.12	$ 1.77

Weighted average common shares outstanding
Used in basic calculation	82,453	81,672	82,144	81,601
Used in diluted calculation	83,866	82,532	83,212	82,275

Goodwill in each line of business at June 30, 2003 was unchanged from the balances at December 31, 2002.

Note 5 - Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of stock options; which is the reason for the difference between the number of basic and diluted average shares outstanding.

In the first half of 2003, the number of basic common shares increased 770,000 as a result of issuances under several plans. These plans include the Long-Term Stock Incentive Plan, the Dividend Reinvestment and Stock Purchase Plan, and the Employee Investment Plan.

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

(In Thousands)
Weighted average basic common shares
outstanding	82,678	81,754	82,453	81,672	82,144	81,601
Potential number of shares issuable
under stock option plans	1,596	650	1,413	860	1,068	674

Weighted average diluted common shares
outstanding	84,274	82,404	83,866	82,532	83,212	82,275

Note 6 - Stock-based compensation

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

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

(In Thousands)

Net income, as reported	$20,272	$29,371	$84,894	$64,226	$176,264	$128,649
Stock-based compensation expense determined
under fair-value based methods	(1,363)	(1,275)	(2,726)	(2,784)	(5,510)	(6,260)

Pro forma net income	$18,909	$28,096	$82,168	$61,442	$170,754	$122,389

Earnings per share

Basic, as reported	$0.24	$0.36	$1.03	$0.79	$2.14	$1.58
Basic, pro forma	0.22	0.34	1.00	0.76	2.07	1.50
Diluted, as reported	0.24	0.36	1.01	0.78	2.12	1.57
Diluted, pro forma	0.22	0.34	0.98	0.75	2.05	1.49

Note 7 - Operations by Line of Business
3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

(In Thousands)
REVENUES FROM UNAFFILIATED CUSTOMERS
Questar Market Resources	$ 155,980	$ 123,545	$ 369,173	$ 248,703	$ 642,946	$ 511,648
Questar Regulated Services
Natural gas distribution	90,594	82,004	325,108	342,962	575,981	625,314
Natural gas transmission	19,504	14,338	37,640	26,840	77,075	53,148
Other	1,481	942	2,358	1,783	4,735	4,055

Total Regulated Services	111,579	97,284	365,106	371,585	657,791	682,517
Corporate and other operations	3,110	3,785	6,194	6,859	13,256	24,556

$ 270,669	$ 224,614	$740,473	$627,147	$1,313,993	$1,218,721

REVENUES FROM AFFILIATED COMPANIES
Questar Market Resources	$ 29,957	$ 28,939	$ 56,406	$ 56,910	$ 106,143	$ 104,774
Questar Regulated Services
Natural gas distribution	568	797	1,457	1,098	2,035	2,025
Natural gas transmission	19,307	18,896	39,646	39,881	76,365	76,519
Other	461	391	914	814	1,787	1,546
Corporate and other operations	7,051	7,743	14,335	15,134	29,658	28,352

$ 57,344	$ 56,766	$ 112,758	$ 113,837	$ 215,988	$ 213,216

OPERATING INCOME (LOSS)
Questar Market Resources	$ 48,212	$ 37,998	$ 107,769	$ 66,661	$ 171,552	$ 138,159
Questar Regulated Services
Natural gas distribution	(22,082)	(1,773)	26,624	43,117	53,861	58,178
Natural gas transmission	17,290	14,967	35,575	30,708	71,052	60,090
Other	271	(121)	358	(189)	206	(392)

Total Regulated Services	(4,521)	13,073	62,557	73,636	125,119	117,876
Corporate and other operations	2,204	2,320	3,444	3,299	7,698	2,233

OPERATING INCOME	$ 45,895	$ 53,391	$ 173,770	$ 143,596	$ 304,369	$ 258,268

NET INCOME (LOSS)
Questar Market Resources	$ 27,776	$ 22,817	$ 61,825	$ 40,419	$ 119,335	$ 82,574
Questar Regulated Services
Natural gas distribution	(16,458)	(3,509)	9,546	20,657	21,288	25,338
Natural gas transmission	7,342	7,869	15,395	15,286	32,717	30,519
Other	166	150	237	310	87	2,769

Total Regulated Services	(8,950)	4,510	25,178	36,253	54,092	58,626
Corporate and other operations	1,446	2,044	3,471	2,851	8,417	2,746

Income before cumulative effects of
accounting changes	20,272	29,371	90,474	79,523	181,844	143,946
Cumulative effect	(5,580)	(15,297)	(5,580)	(15,297)

NET INCOME	$ 20,272	$ 29,371	$ 84,894	$ 64,226	$ 176,264	$ 128,649

Cumulative effect of accounting changes by lines of business are shown below.

Asset
Retirement
Obligation	Goodwill

(In Thousands)

Questar Market Resources	$ 5,113
Questar Regulated Services
Natural gas distribution	334
Natural gas transmission	133

Total Regulated Services	467
Corporate and other operations	$ 15,297

Total	$ 5,580	$ 15,297

Note 8 - Financing

On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a ten-year life. The proceeds were used to redeem $41 million of debt with a coupon rate of 8.4%. Questar Gas paid a $1.7 million call premium. This issue completed a Form S-3 shelf registration for issuance of up to $100 million of medium-term notes filed by Questar Gas in the third quarter of 2001.

On February 27, 2003, Questar Gas filed a shelf registration statement for the issuance of up to $70 million of medium-term notes. In March 2003, Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%. On April 24, 2003, proceeds from the offering were used to redeem $64 million of higher-cost debt issued in 1992 and 1993 with a weighted-average interest rate of 8.11%. Questar Gas paid a call premium of $2.6 million.

Questar has a shelf registration to issue up to $400 million of common equity or debt convertible into common stock. While it is the Company's intention to issue no more than $200 million in securities initially, the filing registered both the convertible debt that could be issued and the subsequent common stock that would be issued in a convertible debt offering. Currently, there are no plans to issue securities under this shelf registration.

Note 9 - Investment in Unconsolidated Affiliates

Questar, indirectly through subsidiaries, has interests in partnerships accounted for on the equity basis. These entities are engaged primarily in the gathering and/or processing of natural gas. The entities do not have debt obligations with third-party lenders. Questar uses the equity method to account for investments in affiliates in which it does not have control. The principal affiliates and Questar's ownership percentage as of June 30, 2003 were: Rendezvous Gas Services LLC, a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%). Gathering and processing results for the 2002 period presented included an affiliate's 50% interest in Blacks Fork Processing. Since the fourth quarter of 2002, Blacks Fork Processing is 100% owned by an affiliate of Questar. TransColorado Pipeline, which was sold in the fourth quarter of 2002, and Overthrust Pipeline, of which affiliates of Questar own 100% since the fourth quarter of 2002, comprised the transportation businesses.

Summarized operating results of the businesses are listed below.

	6 Months Ended
	June 30,
	2003	2002

	(In Thousands)

Gas gathering and processing
Revenues	$ 7,908	$ 10,550
Operating income	4,787	2,763
Income before income taxes	4,806	2,800

Transportation
Revenues	$ -	$ 12,223
Operating income	-	4,859
Income before income taxes	-	4,894

Note 10 - Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income transactions reported in Shareholders' Equity. Other comprehensive income transactions include changes in the market value of securities available for sale, gas and oil hedging derivatives and foreign currency translation adjustments. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to market value. Income or loss is realized when the securities available for sale are sold or the gas or oil underlying the hedging contracts is sold.

		3 Months Ended		6 Months Ended
		June 30,		June 30,
		2003	2002	2003	2002

		(In Thousands)

Net income		$ 20,272	$ 29,371	$ 84,894	$ 64,226
Other comprehensive income
Unrealized income (loss) on hedging transactions		(16,740)	3,914	(39,928)	(45,859)
Unrealized loss on securities available for sale			(1,057)		(5,556)
Foreign currency translation adjustment			2,342		2,239

Other comprehensive income (loss) before
income taxes		(16,740)	5,199	(39,928)	(49,176)
Income taxes on other comprehensive income (loss)		(6,260)	2,317	(14,929)	(18,161)

Net other comprehensive income (loss)		(10,480)	2,882	(24,999)	(31,015)

Total comprehensive income		$ 9,792	$ 32,253	$ 59,895	$ 33,211

Note 11 - Reclassification

Certain reclassifications were made to the 2002 financial statements to conform with the 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003
(Unaudited)

Results of Operations
Questar Market Resources

Questar Market Resources and subsidiaries (QMR) acquire and develop gas and oil properties, develop cost-of-service reserves for affiliate utility Questar Gas, provide gas-gathering and processing services, market equity and third-party gas and oil, provide risk-management services, and own and operate an underground gas-storage reservoir. Primary objectives of gas- and oil-marketing operations are to support QMR's earnings targets and to protect QMR's earnings from adverse commodity-price changes. QMR does not enter into gas- and oil-hedging contracts for speculative purposes. Following is a summary of QMR's financial results and operating information:

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (In thousands)
Revenues
From unaffiliated customers	$155,980	$123,545	$369,173	$248,703	$642,946	$511,648
From affiliates	29,957	28,939	56,406	56,910	106,143	104,774

Total revenues	$185,937	$152,484	$425,579	$305,613	$749,089	$616,422

Operating income	$ 48,212	$ 37,998	$107,769	$ 66,661	$171,552	$138,159

Income before cumulative effect	$ 27,776	$ 22,817	$ 61,825	$ 40,419	$119,335	$ 82,574
Cumulative effect of accounting change	(5,113)	(5,113)

Net income	$27,776	$22,817	$56,712	$40,419	$114,222	$82,574

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (in MMcf)	17,957	19,856	38,061	39,863	77,872	78,806
Oil and natural gas liquids (in Mbbl)	568	736	1,140	1,483	2,421	2,966
Total production (Bcfe)	21.4	24.3	44.9	48.8	92.4	96.6
Average daily production (MMcfe)	235	267	248	269	253	265

Average selling price, net to the well
Average realized selling price (including hedges)
Natural gas (per Mcf)	$3.66	$2.55	$3.59	$2.49	$3.12	$2.64
Oil and natural gas liquids (per bbl)	$22.45	$20.60	$23.59	$19.72	$22.30	$18.89

Average selling price (without hedges)
Natural gas (per Mcf)	$4.34	$2.11	$4.27	$2.00	$3.29	$2.21
Oil and natural gas liquids (per bbl)	$26.62	$22.92	$28.89	$20.80	$27.05	$20.78

Wexpro investment base at June 30, net of
Depreciation and deferred income
taxes (in millions)	$160.3	$161.4

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

Energy marketing volumes (in MDthe)	16,900	20,111	38,211	42,576	79,451	86,815

Natural gas gathering volumes (in MDth)
For unaffiliated customers	28,031	28,220	56,357	56,846	111,716	101,964
For Questar Gas	9,515	9,782	21,099	22,005	39,779	40,260
For other affiliated customers	8,936	9,265	21,027	16,652	42,511	30,301

Total gathering	46,482	47,267	98,483	95,503	194,006	172,525

Gathering revenue (per Dth)	$0.20	$0.17	$0.20	$0.15	$0.18	$0.14

Second quarter and first half comparison of 2003 with 2002

Exploration and Production (E&P)

Higher selling prices for natural gas, oil and natural gas liquids in the second quarter and first half of 2003 more than offset the lower production volumes resulting in increased revenues. Realized natural gas prices, net to the well, increased 44% in the second quarter and first half of 2003 when compared with the same periods of 2002. Realized natural gas prices in the second quarter of 2003 exceeded first quarter 2003 prices by 4%. The higher prices reflect sustained demand for natural gas combined with the startup of the expansion of the Kern River pipeline owned by MidAmerican Energy.

Roughly two-thirds of the Company's 2003 nonregulated production came from properties located in the Rocky Mountains. Rockies basis differential, measured against prices at Henry Hub, averaged more than $2.50 per MMBtu in the first quarter of 2003 and dropped to roughly $1.25 per MMBtu in the second quarter. As of August 2003, the differential was $.75 to $.80 per MMBtu, higher than the historical levels of $.40 to .60 per MMBtu. A significant factor in the shrinking basis differential appears to be the 900 MMcf per day expansion of Kern River pipeline, which began service on May 1, 2003. The expansion represents approximately a 20% increase in export capacity out of the western Rockies. Realized prices received for QMR's Rockies gas production were 68% higher in the second quarter of 2003 compared with the 2002 quarter. A year ago, QMR voluntarily shut-in 1.5 Bcfe of production when Rockies spot prices fell below $1 per MMBtu. Realized Midcontinent gas prices were 24% higher in the second quarter of 2003 when compared with the second quarter for 2002.

Prices received for nonregulated oil and natural gas liquids increased 9% in the second quarter and 20% in the first half of 2003 when compared with the corresponding periods of 2002.

Production, measured in natural gas-equivalents, decreased 12% in the quarter-to-quarter comparison and 8% in the first half comparison. The decline resulted from the sale of QMR's Canadian E & P subsidiary, San Juan E & P properties and other non-core, producing properties in the second half of 2002 and federal drilling restrictions in the Pinedale area from November to May.

Approximately 67% of first half 2003 nonregulated gas production was hedged or presold at an average price of $3.32 per Mcf, net to the well. This resulted in a $26.0 million reduction in gas revenues when compared with the prices received from the physical sales transactions. Approximately 53% of first half 2003 nonregulated oil production was hedged or presold at an average price of $21.80 per bbl, net to the well, resulting in a $6.0 million reduction in oil revenues. In the first half of 2002, hedging activities added $17.9 million of revenues.

Lifting costs per Mcfe were higher in the 2003 periods presented due to a higher production tax component driven up by higher selling prices. The lease operating expense component of lifting cost was lower in the 2003 periods after the 2002 sale of higher cost Canadian properties. General and administrative costs were higher in the 2003 periods due primarily to increased employee benefits and property insurance costs. A second quarter and first half comparison of operating costs on an Mcfe basis is shown in the table below.

3 Months Ended	6 Months Ended
June 30,	June 30,
2003	2002	2003	2002

Per Mcfe

Lease operating expense	$0.52	$0.54	$0.48	$0.55
Production taxes	0.33	0.18	0.32	0.17

Lifting cost	$0.85	$0.72	$0.80	$0.72

Depreciation, depletion and amortization	$0.93	$0.85	$0.93	$0.87
General and administrative expense	0.30	0.20	0.28	0.26
Allocated interest expense	0.24	0.28	0.24	0.27

Wexpro Earnings

Wexpro's net income increased $600,000 in the second quarter of 2003 and first half of 2003 when compared with the corresponding periods of 2002 due to higher selling prices for oil, capitalizing interest and lower debt expense. Wexpro's first quarter 2003 results included a $600,000 after tax charge for the cumulative effect of an accounting change. In the second quarter of 2003, Wexpro recorded approximately $900,000 of capitalized financing costs (AFUDC) on a well spudded in 2000. The net investment base was lower at June 30, 2003 when compared to June 30, 2002. Depreciation expense exceeded capital spending for commercial wells in the first half of 2003. Wexpro earns a specified after-tax return of 19 to 20% on its net investment in commercial wells drilled on behalf of Questar Gas.

Gas Gathering and Gas and Oil Marketing

Net income from gathering operations was higher in the second quarter and first half of 2003 when compared with the 2002 periods due to increased volumes of gas gathered and higher margins. Higher gas and oil prices resulted in an increase in gas and oil marketing revenues and margins in the first half of 2003 compared with the same period in 2002. The margin, which represents revenues less the costs to purchase gas and oil and transport gas, increased from $7.2 million in the first half of 2002 to $8.2 million in the first half of 2003. In addition, the QMR's share of earnings in Rendezvous Gas Services increased by $600,000 after tax in the second quarter of 2003 and by $1 million in the first half of 2003. Rendezvous provides gathering and processing services for the Pinedale and Jonah producing areas.

Comparison of 12 months ended June 30, 2003 and 2002

Higher selling prices for gas, oil and natural gas liquids were responsible for a 22% increase in revenues when comparing the 12 months ended June 30, 2003 with the corresponding period of 2002. Production, measured in natural gas equivalents was 4% lower in the 2003 period due to sales of non-core producing properties. A majority of the asset sales took place in the fourth quarter of 2002.

Lifting costs per Mcfe increased by 1% in the 12-month comparison due to higher production taxes that more than offset a reduction in lease operating expenses. Lower amounts spent on contracted services, such as trucking and pumping were responsible for the lower lease operating expenses. General and administrative costs were higher in 2003 due to higher employee benefit costs and property insurance costs. A comparison of the information for the 12 months ended June 30, 2003 and 2002 on an Mcfe basis is shown in the table below.

12 Months Ended
June 30,
2003	2002

Per Mcfe

Lease operating expense	$0.51	$0.59
Production taxes	0.26	0.17

Lifting cost	$0.77	$0.76

12 Months Ended
June 30,
2003	2002

Per Mcfe

Depreciation, depletion and amortization	$0.93	$0.85
General and administrative expense	0.28	0.25
Allocated interest expense	0.26	0.25

Questar Regulated Services
Questar Gas and Questar Pipeline conduct the regulated services of natural gas distribution, interstate transmission and storage and unregulated processing and gathering.
Natural Gas Distribution
Questar Gas conducts natural gas distribution operations. Following is a summary of financial results and operating information.

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$90,594	$82,004	$325,108	$342,962	$575,981	$625,314
From affiliates	568	797	1,457	1,098	2,035	2,025

Total revenues	91,162	82,801	326,565	344,060	578,016	627,339
Cost of natural gas sold	54,481	48,062	199,116	225,191	344,219	416,982

Margin	$36,681	$34,739	$127,449	$118,869	$233,797	$210,357

Operating income (loss)	($22,082)	($1,773)	$ 26,624	$ 43,117	$ 53,861	$ 58,178

Income (loss) before cumulative effect	($16,458)	($3,509)	$ 9,546	$ 20,657	$ 21,288	$ 25,338
Cumulative effect of accounting change	(334)	(334)

Net income (loss)	($16,458)	($3,509)	$9,212	$20,657	$20,954	$25,338

OPERATING STATISTICS
Natural gas volumes (in MDth)
Residential and commercial sales	12,999	10,784	48,467	54,145	85,118	89,669
Industrial sales	2,201	2,356	5,428	5,796	10,361	10,694
Transportation for industrial customers	9,421	9,831	18,973	21,691	43,741	47,030

Total industrial	11,622	12,187	24,401	27,487	54,102	57,724

Total deliveries	24,621	22,971	72,868	81,632	139,220	147,393

Natural gas revenue (per Dth)
Residential and commercial	$5.82	$6.01	$6.01	$5.61	$5.99	$6.12
Industrial sales	4.23	4.33	4.27	4.64	3.94	4.86
Transportation for industrial customers	0.19	0.17	0.19	0.16	0.17	0.14
Heating degree days
Colder (warmer) than normal	1%	(19%)	(9%)	12%	(5%)	7%
Average temperature-adjusted usage per
customer (Dth)	17.2	16.3	69.3	67.2	118.3	118.4
Number of customers at June 30,
Residential and commercial	748,512	728,881
Industrial	1,282	1,299

Total	749,794	730,180

Revenues less cost of natural gas sold (margin)

Questar Gas's margin was higher in the 2003 periods presented compared with the 2002 periods due to a general rate increase, customer additions and higher usage per customer. Effective December 30, 2002, the Public Service Commission of Utah (PSCU) issued an order approving an $11.2 million general rate increase for Questar Gas using an 11.2% return on equity. The rate increase also reflects year-end 2002 usage per customer and costs. The number of customers increased 19,614 or 2.7% in the year over year comparison. Temperature adjusted usage per customer grew by 6% in the second quarter and 3% in the first half of 2003 compared with the same periods in 2002. This positive change in usage per customer is not expected to continue. Questar Gas recently received PSCU approval to pass-through a 25% increase in natural gas costs in rates beginning July 1, 2003.

The margin for the 12-months ended June 30, 2003 was higher when compared with the corresponding period of 2002 due to several factors in addition to those discussed above. The 2003 period benefited from an August 2002 one-time recovery of $3.8 million of gas costs previously denied. The PSCU order allowing the recovery was later reversed by a Utah Supreme Court ruling dated August 1, 2003. In addition, the PSCU authorized Questar Gas to recover the gas cost portion of bad debt expense in its pass through gas costs. Starting in 2003, the Utah general rate case required recording contributions in aid of construction as a reduction of rate base rather than in revenues.

The weather-normalization adjustment (WNA) mitigates the financial effect of temperatures that are either colder or warmer than normal. Generally, under the WNA customers pay for non-gas costs based on normal temperatures.

Gas volumes delivered to industrial customers were lower in the 2003 periods presented due to decreased gas usage for generation of electricity and in manufacturing processes.

Expenses

Operating and maintenance expenses were higher in the 2003 periods presented when compared to the same periods in 2002 due primarily to higher labor-related costs. Labor-related expenses have increased primarily because of higher costs of pension and benefit programs and less capitalization of labor costs. Higher depreciation expense in the first half of 2003 reflects increased investment in computer equipment and software, which are depreciated over a shorter life than assets placed in the ground.

The Utah Supreme Court issued an order reversing decisions made by the PSCU in August of 2000 and August of 2002. The PSCU originally permitted Questar Gas to collect $5 million per year to recover costs incurred to process certain gas volumes delivered to customers. In August 2002, the PSCU allowed an additional $3.8 million of recovery from a previous period. As a result of the order, Questar Gas recorded a $22 million liability reflecting a potential refund of processing costs collected in rates from June of 1999 through June of 2003.

Natural Gas Transmission

Questar Pipeline and its subsidiaries conduct interstate natural gas transmission, storage and unregulated processing and gathering operations. Following is a summary of financial results and operating information:

3 Months Ended	6 Months Ended	12 Months Ended
June 30,	June 30,	June 30,
2003	2002	2003	2002	2003	2002

FINANCIAL RESULTS - (In Thousands)
Revenues
From unaffiliated customers	$19,504	$14,338	$37,640	$26,840	$ 77,075	$ 53,148
From affiliates	19,307	18,896	39,646	39,881	76,365	76,519

Total revenues	$38,811	$33,234	$77,286	$66,721	$153,440	$129,667

Operating income	$17,290	$14,967	$35,575	$30,708	$ 71,052	$ 60,090

Income before cumulative effect	$ 7,342	$ 7,869	$15,395	$15,286	$ 32,717	$ 30,519
Cumulative effect of accounting change	(133)	(133)

Net income	$ 7,342	$ 7,869	$15,262	$15,286	$ 32,584	$ 30,519

OPERATING STATISTICS
Natural gas transportation volumes (in MDth)
For unaffiliated customers	61,880	55,794	127,396	108,246	264,269	213,850
For Questar Gas	26,188	25,922	65,720	77,267	100,145	123,094
For other affiliated customers	5,526	744	9,203	1,297	13,950	6,184

Total transportation	93,594	82,460	202,319	186,810	378,364	343,128

Transportation revenue (per decatherm)	$ 0.27	$ 0.26	$ 0.25	$ 0.23	$ 0.26	$ 0.24

Revenues

Revenues were higher in the 2003 periods compared with the 2002 periods due primarily to increased transportation capacity and accompanying contracted service. Questar Pipeline's total transportation volumes for the second quarter, first half and 12 months ended June 30, 2003 were higher than the volumes reported in the corresponding periods of 2002. Total firm daily demand was 1,518,000 Dth in the first half of 2003 compared with 1,385,000 Dth in the first half of 2002. Higher volumes were primarily the result of the startup of the eastern segment of the Questar Southern Trails pipeline mid-year 2002. The eastern segment of Southern Trails has a capacity of 80,000 Dth daily, which is full-contracted through 2006. The Company expanded its transportation service to the Kern River pipeline beginning in May 2003. Deliveries increased by an average of 155,000 Dth per day. Deliveries, transported on Overthrust pipeline, accounted for about 55% of the increase.

Other increases in 2003 revenues were the result of a new park and loan storage service started in 2002, increased gas gathering volumes, and higher selling prices for natural gas liquids extracted from the gas stream.

Expenses

The impact on earnings from higher revenues was offset by higher operating expenses. Questar Pipeline, in the second quarter and first half of 2003 compared with the 2002 periods, because of pipeline expansion, higher costs for employee benefits, less capitalization of labor because of reduced construction activity and increased insurance and pipeline inspection costs. Questar Pipeline, through its subsidiaries, has not yet realized the full benefit of consolidating Overthrust Pipeline because of a lag in revenues between the expiring old transportation contracts and the sale of replacement capacity. AFUDC, the capitalization of financing costs as a part of project costs, was significantly lower in 2003. AFUDC is a component of interest and other income on the income statement. The higher level of investment in pipeline projects of past years resulted in higher depreciation expenses and property taxes in the 2003 periods.

Lower debt and legal expenses in 2002 were primarily the result of the resolution of the TransColorado lawsuit and the sale of the company's 50% interest in TransColorado in the fourth quarter of 2002.

Consolidated Operations Results After Operating Income

Interest and other income was lower in the second quarter and first half of 2003 due to 2002 non-core property sales, a lawsuit settlement, and lower AFUDC. Pretax gains from property sales amounted to $47,000 in the first half of 2003 and $5.4 million in the first half of 2002. The sale of a Canadian E&P subsidiary, San Juan E&P properties and other E&P properties accounted for pretax gains of $38.3 million in the 12 months ended June 30, 2003. QMR settled a lawsuit in the second quarter of 2002 resulting in a pretax gain of $4.5 million.

Rendezvous Gas Services' income increased in the 2003 periods presented due to higher volumes and prices. A QMR subsidiary is a 50% partner in Rendezvous, which provides gathering and processing services for the Pinedale and Jonah producing areas of western Wyoming. Questar Pipeline's share of the TransColorado partnership in the trailing 12 months was a pretax profit of $4.8 million in 2003 compared with a $1.7 million pretax profit for the 2002 period.

Lower debt balances and lower variable interest rates resulted in lower debt expenses in the second quarter and first half of 2003 when compared with the 2002 periods. In 2002, the Company applied the proceeds of approximately $250 million from asset sales to repay debt. In addition, Questar Gas replaced higher cost debt with lower cost debt in 2003.

The effective income tax rate for the first half was 37.4% in 2003 and 35.8% in 2002. An income tax credit associated with non-conventional fuels expired December 31, 2002. The Company recognized $3.1 million of non-conventional fuel tax credits in the first half of 2002, including QMR's $2.2 million portion of the credits.

Cumulative Effect of Changes in Accounting Methods

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations" and recorded a cumulative effect that reduced net income by $5.6 million or $.07 per diluted common share. Accretion expense associated with SFAS 143 amounted to $1.0 million in the first half of 2003. A year earlier, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" that resulted in impairment of the goodwill acquired by Consonus. The Company wrote off $17.3 million of goodwill, of which, $15.3 million or $.19 per diluted common share was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2.0 million was attributed to minority shareholders.

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities in the first half of 2003 was $38.3 million less than was provided during the first half of 2002. Lower cash flows from accounts receivable and purchased-gas adjustments due to timing differences and higher energy prices were responsible for the decrease. Higher gas and oil prices also resulted in $9.2 million of margin calls as of June 30, 2003. Margin calls are interest-bearing deposits with counterparties to energy hedging transactions.

Investing Activities

A comparison of capital expenditures for the first half of 2003 and 2002 plus an estimate for calendar year 2003 is presented below. Accelerated development of the Company's interest in the Pinedale Anticline of Wyoming and related operations is a significant portion of 2003 expenditures. Forecasted 2003 capital expenditures for Corporate and other operations includes $13 million that has not been committed to a specific project.

Actual	Forecast
6 Months Ended	12 Months Ended
June 30,	December 31,
2003	2002	2003

(In Thousands)

Questar Market Resources	$ 57,146	$ 78,316	$242,400
Questar Regulated Services
Natural gas distribution	29,035	24,232	81,300
Natural gas transmission	8,948	66,392	41,500
Other	401	610	3,600

Total Questar Regulated Services	38,384	91,234	126,400
Corporate and other operations	1,231	638	16,700

$ 96,761	$ 170,188	$385,500

Financing Activities

Net cash flow provided from operating activities was more than sufficient to fund capital expenditures in the first half of 2003. The excess cash flow plus the proceeds from issuing $110 million of long-term fixed rate debt were used to repay debt. Questar Gas redeemed $105 million of debt in the first half of 2003. QMR paid down its revolving debt by $145 million. Total debt as a percentage of capitalization was 47% at June 30, 2003 compared with 57% a year earlier. The Company used proceeds from asset sales in 2002 to reduce debt balances.

The Company's lines-of-credit capacity as of July 31, 2003 was $200 million. Short-term debt amounted to $58.5 million of commercial paper at June 30, 2003. A year earlier, short-term debt was comprised of $247.5 million of commercial paper and $100 million of borrowings from banks.

Item 3. Quantitative and Qualitative disclosures About Market Risk

QMR's primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and changes in interest rates. A QMR subsidiary has long-term contracts for pipeline capacity for several years and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

QMR bears a majority of the risk associated with commodity-price changes and uses gas- and oil-price-hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of QMR-owned gas and oil production and for a portion of gas-and oil-marketing transactions.

Commodity-Price Risk Management

QMR has established policies and procedures for managing commodity-price risks through the use of derivatives. The primary objectives of natural gas- and oil-price hedging are to support QMR's earnings targets, and to protect earnings from downward movements in commodity prices. The volume of production hedged and the mix of derivative instruments employed are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by QMR's Board of Directors. It is QMR's policy to hedge up to 75% of the current year's proved-developed-production by March in the current year, at or above selling prices that support its earnings, targets, cash flow and return on capital. QMR will add incrementally to these hedges to reach forward beyond the current year when price levels are attractive. QMR does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves. Hedges are matched to equity gas and oil production, thus qualifying as cash flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are structured as fixed-price swaps into regional pipelines locking in basis and hedge effectiveness.

Management's attention has been focused on improving Rockies gas prices by hedging 18.8 Bcf of forecasted Rockies second half 2003 proved-developed-production at an average price of $3.38 per Mcf, net to the well.

A summary of QMR's gas- and oil-price hedging positions for equity gas and oil production as of July 31, 2003, is below. Net to the well means that prices are fixed at a delivery point into a regional pipeline and reduced by gathering costs.

Rocky	Midcontinent	Total	Rocky	Midcontinent	Total
Time periods	Mountains	Mountains

Gas (in Bcf)	Average price per Mcf, net to the well

Second half of 2003	18.8	6.9	25.7	$3.38	$4.00	$3.54

First half of 2004	14.0	6.8	20.8	$3.63	$4.56	$3.93
Second half of 2004	14.2	6.8	21.0	$3.63	$4.56	$3.93

12 months of 2004	28.2	13.6	41.8	$3.63	$4.56	$3.93

Oil (in MBbl)	Average price per Bbl, net to the well

Second half of 2003	460	92	552	$21.68	$22.38	$21.80

QMR held gas- and oil-price hedging contracts covering the price exposure for about 127.3 million dth of gas and 552,000 bbl of oil as of June 30, 2003. The contracts existed for both equity gas and oil and marketing transactions. A year earlier QMR hedging contracts covered 89.6 million dth of natural gas and 2.1 million bbl of oil. QMR does not hedge the price of natural gas liquids.

A summary of the activity for the fair value of hedging contracts for the six months ended June 30, 2003, is below. The calculation is comprised of the valuation of financial and physical contracts.

(In Thousands)

Net fair value of gas- and oil-hedging contracts outstanding at Dec. 31, 2002	($20,661)
Contracts realized or otherwise settled	7,127
Increase in gas and oil prices on futures markets	(39,231)
New contracts since Dec. 31, 2002	(9,411)

Net fair value of gas- and-oil-hedging contracts outstanding at June 30, 2003	($62,176)

A vintaging of the net fair value of gas- and oil-hedging contracts as of June 30, 2003, is shown below. About 82% of those contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(In Thousands)

Contracts maturing by June 30, 2004	($50,704)
Contracts maturing between June 30, 2004 and June 30, 2005	(11,177)
Contracts maturing between June 30, 2005 and June 30, 2006	(285)
Contracts maturing between June 30, 2006 and June 30, 2008	(10)

Net fair value of gas- and oil-hedging contracts outstanding at June 30, 2003	($62,176)

QMR's mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

As of June 30,
2003	2002

(In Millions)

Mark-to-market valuation - asset (liability)	($62.2)	$ 3.1
Value if market prices of gas and oil decline by 10%	(24.6)	22.1
Value if market prices of gas and oil increase by 10%	(99.7)	(33.7)

Interest-Rate Risk Management

As of June 30, 2003, Questar had $55 million of variable-rate long-term debt and $950.2 million of fixed-rate long-term debt. In addition, the Company has $58.5 million of variable-rate short-term debt at June 30, 2003. Generally, the imbedded cost of fixed-rate debt exceed rates currently available in the market. The book value of variable-rate long-term debt approximates fair value.

OTHER INFORMATION

Western Segment of Questar Southern Trails Pipeline

The Company has thus far been unsuccessful in its efforts to secure long-term contracts required to place the western segment of the Southern Trails pipeline into service. The western segment extends from the California-Arizona border to Long Beach, California. In June 2003, the Company requested and received prompt FERC approval of an 18-month extension of its construction certificate for this pipeline. Questar Southern Trails Pipeline, a subsidiary of Questar Pipeline, is actively seeking customers willing to enter into long-term gas transportation contracts necessary to place the pipeline into service. The Company is also considering selling this pipeline, and has received non-binding offers from several interested parties. A decision to place in-service or sell the pipeline is expected by the end of 2003. Questar Southern Trails Pipeline's investment in the western segment is approximately $52 million.

Purchased-Gas Cost Filings

Effective July 1, 2003, the PSCU approved a $146.4 million pass-on increase in annual gas costs for Utah customers. The Public Service Commission of Wyoming granted Questar Gas permission to pass-on a $6.8 million increase in gas costs to Wyoming customers also effective July 1, 2003. The increased gas costs were attributed to a forecast of higher gas prices in the Rockies. Pass-on rate increases or decreases result in dollar for dollar adjustments of revenues and gas costs without affecting the earnings of Questar Gas.

FERC - Notice of Proposed Rulemaking (NOPR)

The FERC issued a NOPR on Quarterly Financial Reporting and Revision to the Annual Reports. The NOPR, among other issues, requires a new quarterly filing of financial statements matching the deadlines imposed by the SEC. The FERC has not previously required quarterly statements.

FERC - Rule on Affiliate Relations

The FERC is expected to issue final rules requiring pipelines to comply with certain "nondiscriminatory" standards when dealing with energy company affiliates including local distribution companies. At the current time, local distribution companies (LCDs) such as Questar Gas that do not engage in unregulated gas sales are exempt from the FERC's marketing affiliate regulations. Questar Regulated Services believes that the current exemption should be continued, but the FERC has not yet made a decision on whether affiliate rules should be expanded to include gas LDCs such as Questar Gas. A FERC decision to extend energy affiliate rules to include LDCs could have adverse consequences for Questar. Questar Pipeline and Questar Gas realize significant cost savings by sharing the cost of administrative, engineering, gas control, technical, accounting, legal, and other regulatory services.

Recent Accounting Developments

In January 2003, Financial Accounting Standard Board Interpretation 46 (FIN 46) was issued to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet entities, but the guidance applies to a larger population of entities. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 defines the term "variable interest entity" (or "VIE") and is based on the premise that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the business enterprise. We are currently studying the provisions of FIN 46. Based upon our initial interpretation of FIN 46, we do not believe that this guidance will have a material effect on our financial statements.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

         The Public Service Commission of Utah (the PSCU) has set a date of August 18, 2003 for a scheduling conference involving Questar Gas Company's general rate case in response to the receipt of an order from the Supreme Court of Utah. Questar Gas Company (Questar Gas), a wholly-owned indirect subsidiary of Questar Corporation (Questar or the Company), both filed Current Reports on Form 8-K describing the Utah court's order that was issued on August 1, 2003. The Utah court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas's general rate case in August of 2000. The stipulation permitted Questar Gas to reflect $5 million in rates per year to recover processing costs to remove carbon dioxide from gas volumes delivered to it customers.

         The Committee of Consumer Services, a Utah state agency whose appeal was responsible for the order described above, filed a petition with the PSCU on August 8, 2003. This petition requests the PSCU to set new rates for Questar Gas effective September 1, 2003, to reflect a refund credit plus interest associated with historic processing costs and to eliminate the recovery of future processing costs.

         Questar and Questar Gas continue to strongly believe that Questar Gas acted prudently and in the best interests of customers when it incurred the processing costs. Pending the outcome of the PSCU's actions, the Company and Questar Gas are recording an after-tax reduction of $13.6 million in their respective financial statements for the three- and six-month periods ending June 30, 2003.

Item 4. Submission of Matter to a Vote of Security Holders.

         The Company held its annual meeting of stockholders on May 20, 2003. The following individuals were elected at the meeting to serve three-year terms: W. Whitley Hawkins, Robert E. Kadlec, Keith O. Rattie, and Harris H. Simmons. There was no solicitation in opposition to the nominees. The following is a tabulation of votes for the individual nominees elected at the meeting.

Name	Votes For	Votes Withheld

W. Whitley Hawkins Robert E. Kadlec Keith O. Rattie Harris H. Simmons	76,258,091 75,865,892 76,574,907 71,919,141	1,437,110 1,829,309 1,120,294 5,776,060

          The Company's directors are divided into three classes. Other directors, whose terms extend after the annual meeting, include Teresa Beck, R. D. Cash, P. J. Early, L. Richard Flury, James A. Harmon, R. E. McKee III, Gary G. Michael, and C. B. Stanley.

Item 5. Other Information.

         On May 20, 2003, Keith O. Rattie, age 49, was elected to replace R. D. Cash as Chairman of the Board. Mr. Rattie also serves as the Company's President and Chief Executive Officer. He joined Questar as President and Chief Operating Officer in February of 2001, after serving in management positions with the Coastal Corporation and Chevron Corporation. He was named Chief Executive Officer in May of 2002.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are being filed as part of this report.

Exhibit No.	Exhibit

3.	Bylaws (as amended effective August 12, 2003).

10.1.	Questar Corporation Supplemental Executive Retirement Plan as amended and Restated effective January 1, 2003.

10.2.	Questar Corporation Deferred Compensation Plan as amended and restated effective January 1, 2003

10.3.	Questar Corporation Deferred Share Plan as amended and restated effective January 1, 2003.

10.4.	Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2003.

12.	Ratio of earnings to fixed charges.

31.1.	Certification signed by Keith O. Rattie, Questar Corporation's Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification signed by S. E. Parks, Questar Corporation's Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Keith O. Rattie and S. E. Parks, Questar Corporation's Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. During the quarter, the Company filed a copy of its earnings release for the first quarter of 2003 by Current Report on Form 8-K dated April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION (Registrant)

August 13, 2003	/s/Keith O. Rattie

Date	Keith O. Rattie Chairman, President and Chief Executive Officer

August 13, 2003	/s/S. E. Parks

Date	S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer

Exhibit No. 3

BYLAWS
of
QUESTAR CORPORATION
A Utah Corporation

        SECTION 1.  The principal office shall be in Salt Lake City, Salt Lake County, Utah. The Corporation may also have an office at such other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

SEAL

        SECTION 2.  The corporate seal shall be inscribed with the name of the Corporation, the year of its organization, and the words "Corporate Seal, Utah." The seal may be used by causing it, or a facsimile thereof, to be impressed, affixed or reproduced.

STOCKHOLDERS' MEETINGS

        SECTION 3.  All meetings of the stockholders shall be held at the office of the Corporation in Salt Lake City, Salt Lake County, State of Utah or any other convenient location within the United States as the Board of Directors may fix.

        SECTION 4.  The annual meeting of stockholders shall be held at such date and time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which stockholders shall elect, by plurality vote, directors equal in number to those with terms that expire as of the same date and transact such other business as may properly be brought before the meeting.

        SECTION 5.  Special meetings of the stockholders, for any proper purpose or purposes may be called by the Board of Directors. Special meetings shall be called by the Chairman or Secretary at the request in writing of the holders entitled to cast at least 10 percent of the votes that all stockholders are entitled to cast on any issue proposed or to be considered at the particular meeting. Such written request shall state the purpose or purposes of the proposed meeting. Upon a request from holders entitled to call a special meeting, the Board of Directors shall determine a place and time for such meeting, which time (other than special meetings called pursuant to Utah's Control Shares Acquisition Act) shall be not less than ninety (90) nor more than one hundred and twenty (120) days after the receipt and determination of the validity of such request; and a record date for the determination of stockholders entitled to vote at such meeting. Following such receipt and determination, notice shall be delivered to the stockholders entitled to vote at such meeting in the manner set forth in the Bylaws that a meeting will be held at the time and place so determined. The Board of Directors or the Chairman of the Board of Directors may determine rules and procedures for the conduct of the meeting.

        SECTION 6.  Holders of a majority of the stock issued and outstanding and entitled to vote, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by law, by the Articles of Incorporation, or by these Bylaws. Abstentions, withheld votes, and broker non-votes are counted for purposes of determining whether a quorum is present. If, however, such majority shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote, present in person or by proxy, shall have power to adjourn the meeting, from time to time, without notice other than announcement at the meeting, until such requisite amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented, any business may be transacted that might have been transacted at the meeting as originally notified.

        SECTION 7.  The Secretary shall give, but in case of his failure, any other officer of the Corporation may give, written or printed notice to the stockholders stating the place, day and hour of each meeting of stockholders and, in case of a special meeting, the purpose or purposes for which the meeting is called. Such notice shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting.

        SECTION 8.  Notice of annual or special meeting of stockholders may be given personally, by mail or private carrier, by electronic dissemination, or by any other means recognized under applicable state and federal law. If given by mail, such notice shall be deemed to be delivered when deposited in the United States mail or private carrier, addressed to the stockholder at such address as it appears on the stock transfer books of the Corporation, with postage prepaid.

        SECTION 9.  At each meeting of the stockholders, every stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing, subscribed by such stockholder and bearing a date not more than eleven months prior to the meeting, unless the instrument provides for a longer period. Each stockholder shall have one vote for each share of stock registered in the stockholder's name on the books of the Corporation as of the record date set for such meeting. The vote for directors, and, upon the demand of any stockholder, the vote upon any question before the meeting, shall be by ballot. All elections shall be had and all questions decided by a plurality vote, except as otherwise provided in these Bylaws, the Articles of Incorporation, or applicable law. For purposes of determining whether a plurality vote, a majority vote or a supermajority vote (if required by the Bylaws, the Articles of Incorporation, or applicable law) has been achieved, only votes cast "for" or "against" are included. Abstentions, withheld votes, and broker non-votes are not considered votes cast.

        SECTION 10.  A complete list of stockholders entitled to vote at the ensuing election shall be prepared and be available for inspection at the Corporation's principal office by any stockholder beginning two business days after notice is given of the meeting for which the list was prepared and continuing throughout the meeting. The list shall be arranged by voting group and by class or series of shares within each voting group and be alphabetical within each voting group or class. The list shall indicate each stockholder's name, address, and number of voting shares.

        A stockholder, directly or through an agent or attorney, has the right to inspect and copy, at his expense, the list of stockholders prepared in connection with each meeting of stockholders. The stockholder must make a written request to examine the list and must examine it during the Corporation's regular business hours.

SECTION 11 Business transacted at all special meetings of the stockholders shall be confined to the objects stated in the call and notice.

        SECTION 12.  Only proposals properly brought before the Corporation's annual or special meeting of stockholders may be considered and voted upon by stockholders. A proposal shall be properly brought before the meeting if it is specified in the notice of such meeting (or any supplement to such notice) mailed by the Corporation to the stockholders, or if it is otherwise properly brought before the meeting by or at the direction of the Corporation's Board of Directors, or if such proposal is otherwise properly brought before an annual meeting by a stockholder entitled to vote at such meeting who has complied with the procedures specified in this section of the Corporation's Bylaws. A stockholder desiring to make a proposal before the annual meeting that is not contained in the notice of such meeting distributed, by order of the Board of Directors, to the Corporation's stockholders must give timely notice of the proposal, in proper written form, to the Corporation's Secretary at the Corporation's principal executive offices.

        To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within twenty-five (25) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

        To be proper written form, a stockholders notice to the Secretary must set forth the following information: (a) a clear and concise statement of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and record address of such stockholder, (c) the number of shares of the Corporation's common stock that are owned beneficially or of record by such stockholder, (d) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business, and (e) a representation that such stockholder is a holder of stock of the Corporation entitled to vote at such meeting and that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

        In addition, notwithstanding anything in this section of the Corporation's Bylaws to the contrary, a stockholder intending to nominate one or more persons for election as a director at any annual or special meeting of stockholders must comply with Section 13 of these Bylaws for such nominations to be properly brought before such meeting.

        No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this section of the Corporation's Bylaws. If the Chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be conducted at the meeting.

        No business shall be conducted at a special meeting of stockholders except for such business as shall have been brought before the meeting pursuant to the Corporation's notice of meeting or such business as is otherwise properly brought before the meeting by or at the direction of the Corporation's Board of Directors.

        SECTION 13.  At any meeting of stockholders at which directors are to be elected, nominations of persons for election to the Corporation's Board of Directors may be made by or at the direction of the Board of Directors or by any stockholder entitled to vote for the election of directors at such meeting. Any stockholder proposing to make such nominations, if other than at the direction of the Board of Directors, may nominate one or more persons for election as directors only if timely notice of such stockholder's intent is given in proper written form to the Corporation's Secretary at the Corporation's principal executive offices.

        To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation not less than ninety (90) days nor more than one hundred twenty (120) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within twenty-five (25) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

        To be in proper written form, a stockholder's notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation and employment of the person, (iii) the number of shares of the Corporation's common stock that are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (or in any law or statute replacing such section), and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder, (ii) the number of shares of the Corporation's common stock that are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and, any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder is a holder of record of stock of the Corporation entitled to vote at the meeting to nominate the person or persons named in its notice, and (v) any other information relating to such stockholder as would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act (or in any law or statute replacing such section) and the rules and regulations promulgated thereunder. Such notice must be accompanies by a written consent, signed by each proposed nominee, to being named as a nominee and to serve as a director of the Corporation if so elected.

        No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this section of the Corporation's Bylaws. If the Chairman of the meeting determined that a nomination was not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded and not placed upon the ballot.

        SECTION 14.  The Chairman of the Board of Directors, or in his absence, the presiding officer, shall have complete authority to establish the rules of conduct to be followed at any meeting of stockholders and to make all decisions concerning procedural issues or questions raised at any meeting of stockholders; provided, however, that the Chairman or presiding officer shall not take any action or make any decision that contravenes applicable state law

DIRECTORS

        SECTION 15.  The property and business of this Corporation shall be managed under the direction of the Board of Directors. The Board shall consist of thirteen directors. The Board of Directors shall be divided into three classes, as nearly equal in number as the total number of directors constituting the entire Board permits, with the term of office of one class expiring each year. Each class shall hold office for terms expiring at the third Annual Meeting of Stockholders following the most recent election of such class and when their successors are elected and qualified. Notwithstanding any other provision of the Articles of Incorporation or these Bylaws, any director, or directors, including the entire Board of Directors, may be removed, but only for cause and by the affirmative vote of at least two-thirds of the issued and outstanding stock of the Corporation that is entitled to vote for the elections of directors, and no qualification for the office of director that may be provided for in the Articles of Incorporation or Bylaws shall apply to any director in office at the time such qualification was adopted or to any successor appointed by the remaining directors to fill the term of such director.

SECTION 16. The directors may hold their meetings and have one or more offices and keep the books of the Corporation outside of Utah at such places as they may from time to time determine.

        SECTION 17.  In addition to the powers and authority by these Bylaws expressly conferred upon them, the Board of Directors may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute of the State of Utah, or by the Articles of Incorporation, or by these Bylaws directed or required to be exercised or done by the stockholders.

COMMITTEES

        SECTION 18.  The Board of Directors, by resolution or resolutions passed by a majority of the whole Board, may designate one or more Committees, one of which Committees shall be known as the Executive Committee, and with each Committee to consist of two or more of the directors of the Corporation. To the extent provided in the Articles of Incorporation, these Bylaws, resolutions, or Statements of Responsibility approved by the Board of Directors, the Committees shall have and may exercise the powers conferred upon them by the Board of Directors. All Committees, except the Executive Committee, when so appointed, shall have such name or names as may be stated in these Bylaws or may be determined from time to time by resolutions adopted by the Board of Directors.

SECTION 19. The Committees shall keep regular minutes for their proceedings and report the same to the Board of Directors when required.

COMPENSATION OF DIRECTORS

        SECTION 20.  Directors, as such, shall not receive any salary for their services, but the Board of Directors by resolution shall fix the fees to be allowed and paid to directors, as such, for their services and provide for the payment of the expenses of the directors incurred by them in performing their duties. Nothing herein contained, however, shall be considered to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

SECTION 21. Fees to members of special or standing committees and expenses incurred by them in the performance of their duties, shall also be fixed and allowed by resolution of the Board of Directors.

SECTION 22. The Board of Directors may meet at the Corporation's principal office in Salt Lake County, Utah, or at such other place as may be determined by a majority of the members of the Board.

SECTION 23. Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the Board.

        SECTION 24.  Special meetings of the Board of Directors may be called by the Chairman of the Board or the President on one day's notice to each director, with such notice given either in person, by telephone, by electronic dissemination, or by any other means recognized under applicable law to the address listed in the corporate records of the Corporation. Special meetings may be called by the President or Secretary in like manner and on like notice on the written request of two directors.

MEETINGS OF THE BOARD

        SECTION 25.  At all meetings of the Board of Directors a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business. The act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute, by the Articles of Incorporation, or by these Bylaws. Directors may participate in a Board meeting and be counted in the quorum by means of conference telephone or similar communications equipment by which all directors participating in the meeting can hear each other.

        SECTION 26.  Unless the Articles of Incorporation provide otherwise, any acts required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if all the directors take the action, each director signs a written consent describing the action taken, and the consents are filed with the records of the Corporation. Action taken by consent is effective when the last director signs the consent, unless the consent specifies a different effective date. A signed consent has the effect of a meeting vote and may be described as such in any document.

        SECTION 27.  The officers of the Corporation shall be elected by the directors and shall be as stated in the Articles of Incorporation:  a Chairman of the Board of Directors, a President, a Secretary and Treasurer. The Board of Directors may also appoint one or more Vice Presidents and other officers as appropriate. The Secretary and Treasurer may be the same person, and the Chairman of the Board or any Vice President may hold at the same time the office of Secretary or Treasurer.

        SECTION 28.  The Board of Directors at its first meeting after each annual meeting shall elect a Chairman of the Board of Directors and a President from their own number; and shall also elect a Secretary and a Treasurer who need not be members of the Board of Directors. At such time, the Board of Directors shall also appoint one or more Vice Presidents.

        SECTION 29.  The Board of Directors may appoint such other officers and agents as it may deem necessary; such officers and agents shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

SECTION 30. The salaries of all officers and agents of the Corporation shall be fixed by the Board of Directors.

        SECTION 31.  The officers of the Corporation shall hold office until their successors are chosen. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

CHAIRMAN OF THE BOARD

        SECTION 32.  The Chairman of the Board of Directors shall preside at all meetings of the stockholders and of the Board of Directors. He shall have supervision of such matters as may be designated to him by the Board of Directors.

PRESIDENT

SECTION 33. Unless another officer is so designated by the Board of Directors, the President shall be the Chief Executive Officer of the Corporation and shall perform the following duties:

            (a)  In the absence of the Chairman of the Board, the President shall preside at all meetings of the stockholders and directors, have general and active management of the business of the Corporation, and see that all orders and resolutions of the Board of Directors are carried into effect.

(b) The President shall execute bonds, mortgages and other contracts requiring the seal, under the seal of the Corporation.

(c) The President shall have the general powers and duties of supervision and management usually vested in the office of a president of a corporation.

        If another officer is designated by the Board of Directors as Chief Executive Officer, the President shall have supervision of such matters as shall be designated to him by the Board of Directors and/or the Chief Executive Officer.

VICE PRESIDENT

        SECTION 34.  The Vice President shall perform the duties prescribed by the President or the Board of Directors. The Board of Directors may appoint one or more of the Vice Presidents as Senior Vice Presidents and one or more as Executive Vice Presidents.

SECRETARY

        SECTION 35.  (a)  The Secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the standing Committees when required. The Secretary shall give or cause to be given notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall serve. The Secretary shall keep in safe custody the seal of the Corporation and shall affix the seal to any instrument requiring it and shall attest it.

(b) In the absence or disability of the Secretary, the President may designate an employee to serve as Assistant Secretary to perform the responsibilities prescribed in the Bylaws for the Secretary.

TREASURER

        SECTION 36.  (a)  The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the President and directors at the regular meeting of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation.

            (b)  The President may designate an employee to serve as Assistant Treasurer to assist the Treasurer perform his responsibilities. In the absence or disability of the Treasurer, the Assistant Treasurer shall perform the responsibilities prescribed in the Bylaws for the Treasurer.

VACANCIES

        SECTION 37.  If the office of any director or directors becomes vacant by reason of the death, resignation, disqualification, removal from office, or otherwise, the remaining directors, though not less than a quorum, shall choose a successor or successors who shall hold office for the remaining portion of the term or terms of the office left vacant until the successor or successors shall have been duly elected, unless sooner displaced.

DUTIES OF OFFICERS MAY BE DELEGATED

        SECTION 38.  In case of the absence of any officer of the Corporation, or for any other reason that the Board of Directors may deem sufficient, the Board may delegate, for the time being, the power or duties, or any of them, of such officer to any other officer, or to any director, provided a majority of the entire Board concur therein.

CERTIFICATES OF STOCK

        SECTION 39.  The certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued. Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by the Chief Executive Officer, President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation certifying the number of shares owned by him; provided, however, that where such certificate is signed by a transfer agent or an assistant transfer agent or by a transfer clerk, acting in behalf of the Corporation, and a registrar, the signature of any such Chief Executive Officer, President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary, may be facsimile. In case any officer or officers, who shall have signed or whose facsimile signature or signatures shall have been used on any such certificate or certificates, shall cease to be such officer or officers of such Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons, who signed such certificate or certificates or whose facsimile signatures shall have been used thereon, had not ceased to be such officer or officers of the Corporation.

TRANSFER OF STOCK

        SECTION 40.  Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate, or by an attorney, lawfully constituted in writing, and upon surrender of the certificate therefor, and upon the payment of any transfer tax or transfer fees which may be imposed by law or by the Board of Directors.

CLOSING OF TRANSFER BOOKS

        SECTION 41.  The Board of Directors shall have power to close the stock transfer books of the Corporation for a period not exceeding seventy (70) days preceding the date of any meeting of stockholders, or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion, or exchange of capital stock shall go into effect, or for a period of not exceeding seventy (70) days in connection with obtaining the consent of stockholders for any purpose. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date not exceeding seventy (70) days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights or the date when any change or conversion, or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of and to vote at any such meeting, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion, or exchange of capital stock. If a record date is fixed by the Board of Directors, only stockholders as of the record date shall be entitled to notice of and to vote at any meeting or to receive payment of dividend or to receive an allotment of rights, notwithstanding any transfer of stock on the books of the Corporation after any such record date.

REGISTERED STOCKHOLDERS

        SECTION 42.  The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any person, whether or not it shall have express or other notice thereof, except as expressly provided by the laws of the State of Utah.

LOST CERTIFICATE

        SECTION 43.  When authorized by the Secretary of the Corporation in writing, the duly appointed stock transfer agency may issue and the duly appointed registrar may register, new or duplicate stock certificates to replace lost, stolen, or destroyed certificates and for the same number of shares as those lost, stolen, or destroyed, upon delivery to the Corporation of an affidavit of loss and indemnity bond or other undertaking acceptable to both the Secretary and legal counsel representing the Corporation's interests.

INSPECTION OF BOOKS

        SECTION 44.  The Corporation shall maintain permanent records of the minutes of all meetings of its stockholders and Board of Directors; all actions taken by the stockholders or Board of Directors without a meeting; and all actions taken by a Committee of the Board of Directors in place of the Board of Directors on behalf of the Corporation. The Corporation shall also maintain appropriate accounting records.

        A stockholder of the Corporation, directly or through an agent or attorney, shall have the limited rights to inspect and copy the Corporation's records as provided under applicable state law and upon complying with the procedures specified under such law.

BANK ACCOUNTS

        SECTION 45.  All checks, demands for money, or other transactions involving the Corporation's bank accounts shall be signed by such officers or other responsible persons as the Board of Directors may designate. No third party is allowed access to the Corporation's bank accounts without express written authorization by the Board of Directors.

FISCAL YEAR

SECTION 46. The fiscal year shall begin the first day of January in each year.

DIVIDENDS

        SECTION 47.  Dividends upon the capital stock of the Corporation, subject to the provisions of the Articles of Incorporation and the laws of the State of Utah, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock.

        Before payment of any dividend there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors, in their sole discretion, think proper as a reserve fund to meet contingencies or for equalizing dividends, or for repairing or maintaining property of the Corporation, or for such other purposes as the Board of Directors shall think conducive to the interests of the Corporation.

ANNUAL STATEMENT

        SECTION 48.  The Chairman of the Board of Directors or any other director so designated by the Board of Directors shall present at each Annual Meeting of Stockholders, and when called for by vote of the stockholders at any special meeting of the stockholders, a full and clear statement of the business and condition of the Corporation.

NOTICE

        SECTION 49.  Whenever, under the provisions of the Articles of Incorporation or the laws of the State of Utah, notice is required to be given to any director, officer or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail or private carrier, by electronic dissemination, or by any other means recognized under applicable state or federal law. If given by mail, the notice shall be mailed on a prepaid basis and shall be addressed to such director, officer, or stockholder, at such address as appears on the books of the Corporation.

Any stockholder, director or officer may waive any notice required to be given under these Bylaws or the Articles of Incorporation.

AMENDMENTS

        SECTION 50.  These Bylaws may be amended by a majority vote of the directors. These Bylaws may be also amended by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote at any special or regular meeting of the stockholders if notice of the proposed amendment be contained in the minutes of the meeting. Provided, however, that in addition to any vote required by any other provision of these Bylaws, the Articles of Incorporation, or any applicable law, if such amendment is to be adopted solely by the stockholders, the affirmative vote of eighty percent of the issued and outstanding stock of the Corporation that is entitled to vote for the election of directors shall be required for any amendment that deletes or changes Section 15 or this Section 50 of these Bylaws; that restricts or limits the powers of the Board of Directors or any other officers or agents of the Corporation; that vests any powers of the Corporation in any officer or agent other than the Board of Directors, or officers and agents appointed by the Board of Directors, or officers and agents appointed by officers or agents appointed by the Board of Directors; that requires the approval of any stockholders or any other person or entity in order for the Board of Directors or any other corporate officer or agent to take any action; or that changes the quorum requirement for any meeting of the Board of Directors, the vote by which it must act in connection with any matter, the manner of calling or conducting meetings of directors, or the place of such meeting.

INDEMNIFICATION AND LIABILITY INSURANCE

        SECTION 51.  (a)  Voluntary Indemnification.  Unless otherwise provided in the Articles of Incorporation, the Corporation shall indemnify any individual made a party to a proceeding because he is or was a director of the Corporation, against liability incurred in the proceeding, but only if the Corporation has authorized the payment in accordance with the applicable statutory provisions [Sections 16-10a-902 and 16-10a-904 of Utah's Revised Business Corporation Act] and a determination has been made in accordance with the procedures set forth in such provision that the director conducted himself in good faith; that he reasonably believed that his conduct, if in his official capacity with the Corporation, was in its best interests and that his conduct, in all other cases, was at least not opposed to the Corporation's best interests; and that he had no reasonable cause to believe his conduct was unlawful in the case of any criminal proceeding.

            (b)  The Corporation shall not indemnify a director in connection with a proceeding by or in the right of the Corporation in which the director was adjudged liable to the Corporation or in connection with any other proceeding charging improper personal benefit to him, whether or not involving action in his official capacity, in which he was adjudged liable on the basis that personal benefit was improperly received by him.

(c) Indemnification permitted under paragraph (a) in connection with a proceeding by or in the right of the Corporation is limited to reasonable expenses incurred in connection with the proceeding.

            (d)  If a determination is made, using the procedures set forth in the applicable statutory provision, that the director has satisfied the requirements listed herein and if an authorization of payment is made, using the procedures and standards set forth in the applicable statutory provision, then, unless otherwise provided in the Corporation's Articles of Incorporation, the Corporation shall pay for or reimburse the reasonable expenses incurred by a director who is a party to a proceeding in advance of the final disposition of the proceeding if the director furnishes the Corporation a written affirmation of his good faith belief that he has satisfied the standard of conduct described in this Section, furnishes the Corporation a written undertaking, executed personally or on his behalf, to repay the advance if it is ultimately determined that he did not meet the standard of conduct (which undertaking must be an unlimited general obligation of the director, but need not be secured and may be accepted without reference to financial ability to make repayment); and if a determination is made that the facts then known of those making the determination would not preclude indemnification under this Section.

            (e)  Mandatory Indemnification.  Unless otherwise provided in the Corporation's Articles of Incorporation, the Corporation shall indemnify a director or officer of the Corporation who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which he was a party because he is or was a director or officer of the Corporation against reasonable expenses incurred by him in connection with the proceeding.

            (f)  Court-Ordered Indemnification.  Unless otherwise provided in the Corporation's Articles of Incorporation, a director or officer of the Corporation who is or was a party to a proceeding may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction. The court may order indemnification if it determines that the director or officer is entitled to mandatory indemnification as provided in this Section and applicable law, in which case the court shall also order the Corporation to pay the reasonable expenses incurred by the director or officer to obtain court-ordered indemnification. The court may also order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the director or officer met the applicable standard of conduct set forth in this Section and applicable law. Any indemnification with respect to any proceeding in which liability has been adjudged in the circumstances described in paragraph (b) above is limited to reasonable expenses.

            (g)  Unless otherwise provided in the Corporation's Articles of Incorporation, an officer, employee, or agent of the Corporation shall have the same indemnification rights provided to a director by this Section. The Board of Directors may also indemnify and advance expenses to any officer, employee, or agent of the Corporation, to any extent consistent with public policy as determined by the general or specific purpose of the Board of Directors.

            (h)  Insurance.  The Corporation may purchase and maintain liability insurance on behalf of a person who is or was a director, officer, employee, fiduciary, or agent or the Corporation, or who, while serving as a director, officer, employee, fiduciary, or agent of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, fiduciary or agent of another foreign or domestic corporation, other person, of an employee benefit plan, or incurred by him in that capacity or arising from his status as a director, officer, employee, fiduciary, or agent, whether or not the Corporation has the power to indemnify him against the same liability under applicable law.

Exhibit 10.1

QUESTAR CORPORATION
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
(As Amended and Restated effective January 1, 2003)

1	Purpose.

     The Supplemental Executive Retirement Plan is intended to enable Questar Corporation and its participating affiliates to attract and retain key management personnel by providing them with supplemental retirement benefits to compensate them for the limitations imposed by federal tax laws on benefits payable from the Questar Corporation Retirement Plan.

2.	Definition.

The following terms, when used herein, shall have the meanings set forth below, unless a different meaning is plainly required by the context:

"Board" means the Board of Directors of Questar Corporation or a successor company.

"Code" means the Internal Revenue Code of 1986, as it may be amended from time to time

"Committee" means the Management Performance Committee of the Company's Board.

"Company" means Questar Corporation or any other organization controlling Questar Corporation or any successor organization.

     "Compensation" means an Employee's salary or wages and payments under incentive compensation plans paid by the Employer and includable in taxable income during the applicable Plan Year, but exclusive of any other forms of additional compensation such as the Employer's cost for any public or private employee benefit plan, any income recognized by the employee as a result of exercising stock options, moving expenses, the value of restricted stock granted after January 1, 2003, as signing or retention bonuses and any dividends pair on such shares, loan forgiveness, welfare benefits, and severance payments. An Employee's Compensation for any Plan Year shall include any Elective Deferrals of the Employee under the Company's Employee Investment Plan or other tax-qualified plans. An Employee's Compensation also shall include the amount of any reduction in Compensation for a Plan Year agreed upon under one or more Compensation reduction agreements entered into pursuant to the Questar Corporation Cafeteria Plan and any pre-tax parking payments that are not includable in the gross income of any Employee by reason of Section 132 (f)(4) of the Code.

"EIRP" means the Company's Executive Incentive Retirement Plan, as amended or restated from time to time.

     "Participant" means any officer or other highly compensated manager of the Company and/or its affiliates who has a vested right to receive benefits under the Company's Retirement Plan, and who has not deferred any compensation pursuant to the Company's Deferred Compensation Plan and Deferred Share Plan during the period covered by his/her Final Average Earnings.

     "Participating Corporation" means any company that is affiliated with the Company and whose employees are covered by the Company's Retirement Plan or that is affiliated with the Company and receives an allocation of any employee benefit costs.

"Plan" means the plan set forth in and created by this document.

     "Retired Participant" refers to a Participant who has satisfied the eligibility requirements set forth in Section 4 of this Plan and who is eligible to receive or who is receiving Supplemental Retirement Benefits pursuant to the terms of this Plan.

     "Retirement Plan" means the Company's Retirement Plan, as amended or restated from time to time, or any successor plan. If not otherwise defined, capitalized words or terms used in the Plan shall have the same definitions used in the Retirement Plan.

"Supplemental Retirement Benefits" means retirement benefits payable to Retired Participant under the terms of the Plan calculated as set forth in Section 5 or Section 7.

3.	Effective date.

The Plan is effective January 1, 1987. The Company's Equalization Benefit Plan was merged into the Plan effective May 19, 1998.

4.	Participation in the Plan and eligibility for Benefits.

     Participation in the Plan shall be limited to Participants of the Company and Participating Corporations. To become eligible for Supplemental Retirement Benefits under the Plan, a Participant must have a vested right to receive benefits under the Retirement Plan. A Retired Participant cannot receive benefits under the Plan during any period that his monthly benefits from the Retirement Plan are suspended.

5.	Supplemental Retirement Benefits.

     A Participant who satisfies the eligibility requirements described above shall be eligible to receive Supplemental Retirement Benefits under the Plan. The first payment of Supplemental Retirement Benefits will be due on the first day of the month following retirement, and payments will continue on the first day of each month thereafter so long as the Retired Participant is alive or so long as his/her surviving spouse is entitled to receive monthly benefits under the Retirement Plan. (The Retired Participant's surviving spouse must have been married to the Participant at date of his/her retirement.)

     The monthly Supplemental Retirement Benefit shall equal the monthly benefit that would have been payable to or on behalf of a Retired Participant under the Retirement Plan if the limitation on annual benefits imposed by Section 415 of the Code and if the limitation on annual compensation as defined in Section 401(a)(17) of the Code were not applicable, and if the Retired Participant had not voluntarily chosen to defer any compensation under the terms of the Questar Corporation Deferred Share Make-Up Plan, less the monthly benefits payable from the Retirement Plan and the EIRP (if any).

     Except as provided in Section 7, the monthly Supplemental Retirement Benefit payable to or on behalf of the Retired Participant as determined herein shall be paid in the same form as such Retired Participant's benefits are payable under the Retirement Plan. Any monthly Supplemental Retirement Benefits payable to the Retired Participant's surviving spouse shall be reduced by the monthly benefits payable to such surviving spouse under the Retirement Plan and the EIRP (if any).

6.	Lump Sum Election.

     A Participant has a one-time election to receive the present value of his Supplemental Retirement Benefit in a lump sum. The Participant shall make this election at least one year prior to retirement. The present value shall be calculated using a standard mortality table referred to as the "83 Group Annuity Mortality Table" and 80 percent of the six-month average rate for 30-year Treasury bond (prior to the Participant's retirement). When making this election, the Participant shall also indicate when the lump-sum payment shall be made and if it is to be made in more than one installment. The full amount of any lump-sum payment, together with credited interest, must be paid within five years of the Participant's retirement. Any deferred payouts of lump-sum payments shall be credited with interest calculated at a monthly rate using the appropriate 30-year Treasury bond quoted in the Wall Street Journal on the first business day of each month. (The appropriate 30-year Treasury bond shall be the bond that has one closest to maturity date (by month) preceding the date on which the interest is to be credited.) Any lump-sum payments that are not deferred shall be paid on the first business day of the month following the Participant's retirement date or as soon thereafter as is administratively practicable. If the Participant fails to make an election at least one year prior to retirement, the Participant shall receive monthly benefits.

Notwithstanding this provision, a Participant who has not been advised that he may receive Supplemental Retirement Benefits and has not received an opportunity to make a lump-sum election at least one year prior to his retirement shall receive any Supplemental Retirement Benefits in one lump-sum payment. The calculation of this benefit and the payment of this benefit shall be made in accordance with the provisions of this Section.

7.	Funding.

     The Supplemental Retirement Benefits payable under the Plan shall be paid by the Company and Participating Corporations out of general assets. In its discretion, the Board may establish a trust fund or make other arrangements to assure payment of the Supplemental Retirement Benefits

8.	Allocation of Costs.

The cost of Supplemental Retirement Benefits paid to or on behalf of Retired Participants shall be allocated to and be the responsibility of the Company and Participating Corporations.

9.	Administration.

     The Committee shall administer the Plan and may appoint an officer of the Company to assist the Committee with this responsibility. The Committee shall have the sole responsibility to interpret the Plan and to adopt such rules and regulations for carrying out the Plan as it may deem necessary. Decisions of the Committee shall be final and binding.

10.	Amendment or Termination.

     The Board may at any time amend, modify, or terminate this Plan; provided, however, that any Retired Participants or their surviving spouses receiving Supplemental Retirement Benefits under the Plan at the date of amendment or termination shall continue receiving such benefits as if such amendment or termination had not occurred and provided that any amendment, modification, or termination of the Plan shall not adversely affect the right of any Participant to receive benefits earned prior to such action.

11.	Successor to the Company.

     The Company shall require any successor or assign, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company, to assume and agree to pay any Supplemental Retirement Benefits in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place.

12.	Change in Control and Legal Fees.

     The Company shall pay all legal fees and expenses that a Retired Participant or a Participant may reasonably incur as a result of the Company's contesting the validity or enforceability of such participant's right to receive benefits under the terms of this Plan following a "Change in Control" of the Company.

     In the event that a Change in Control of the Company occurs and a Participant's employment with the Company or its successor(s) terminates, the Participant shall receive a lump-sum payment of his Supplemental Retirement Benefits within 30 days of the Participant's termination. Such benefits shall be calculated as set forth in Section 6.

     A Change in Control of the Company shall be deemed to have occurred if (i) any Acquiring Person (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and ChaseMellon Shareholder Services L.L.C.) is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 25 percent or more of the combined voting power of the Company; or (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of May 19, 1998, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (iii) the Company's stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company's then outstanding securities; or (iv) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale. A Change in Control, however, shall not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals have been obtained.

Exhibit 10.2

QUESAR CORPORATION
DEFERRED COMPENSTION PLAN

FOR HIGHLY COMPENSATED EMPLOYEES

(As Amended and Restated Effective January 1, 2003)

     Questar Corporation hereby amends this DEFERRED COMPENSATION PLAN FOR HIGHLY COMPENSATED EMPLOYEES, effective January 1, 2003. This Plan, which was originally adopted effective November 1, 1993, is an unfunded plan established to provide highly compensated employees with an opportunity to defer receipt of up to a specified portion of their annual compensation in order to reduce current taxable income and save for future retirement needs.

1.	Definitions.

"Affiliated Company" means the Company and any corporation that is a member of a controlled group of corporations (as defined in Section 414(b) of the Code), which includes the Company.

     "Beneficiary" means that person or persons who become entitled to receive a distribution of benefits under the Plan in the event of the death of a Participant prior to the distribution of all benefits to which he is entitled.

     "Code" means the Internal Revenue Code of 1986 and amendments thereto. Reference to a section of the Code shall include that section and any comparable section or sections of any future legislation that amends, supplements or supersedes said section.

"Common Stock" means common stock of the Company.

"Company" means Questar Corporation, a corporation organized and existing under the laws of the State of Utah, or its successor or successors.

     "Compensation" means an Employee's salary or wages and payments under incentive compensation plans paid by the Employer and includable in taxable income during the applicable Plan Year, but exclusive of any other forms of additional compensation such as the Employer's cost for any public or private employee benefit plan, any income recognized by the employee as a result of exercising stock options, moving expenses, the value of restricted stock granted after January 1, 2003, as signing or retention bonuses and any dividends pair on such shares, loan forgiveness, welfare benefits, and severance payments. An Employee's Compensation for any Plan Year shall include any Elective Deferrals of the Employee under the Company's Employee Investment Plan or other tax-qualified plans. An Employee's Compensation also shall include the amount of any reduction in Compensation for a Plan Year agreed upon under one or more Compensation reduction agreements entered into pursuant to the Questar Corporation Cafeteria Plan and any pre-tax parking payments that are not includable in the gross income of any Employee by reason of Section 132 (f)(4) of the Code.

     "Disability" means a condition that renders a Participant unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or to be of long-continued and indefinite duration. A Participant shall not be considered to be disabled unless he furnishes proof of the existence of such disability in such form and manner as may be required by regulations promulgated under Code Section 72(m)(7).

"Employee" means any officer or key manager of an Employer who meets the eligibility criteria set out in Paragraph 4 of this Plan.

"Employer" means the Company and each Affiliated Company that consents to the adoption of the Plan.

     "Fair Market Value" means the closing benchmark price of the Company's common stock as reported on the composite tape of the New York Stock Exchange for any given valuation date or the next preceding day on which sales took place if no sales occurred on the actual valuation date.

"Participant" means an Employee who has made an election under Paragraph 5 of this Plan.

"Plan" means the plan set forth in and created by this document and all subsequent amendments thereto.

"Plan Year" means the fiscal year of the Plan, which shall coincide with the Company's fiscal year.

"Tax-Qualified Plan" means the Questar Corporation Employee Investment Plan, as amended from time to time, or any tax-qualified plan adopted by the Company.

2.	Purpose of Plan.

     The purpose of the Plan is to provide eligible Employees with the opportunity to defer receipt of up to a specified portion of their annual Compensation in order to reduce current taxable income and to provide for future retirement needs.

3.	Administration.

     The Management Performance Committee of the Company's Board of Directors shall construe and administer the Plan and shall have full authority to make such rules and regulations deemed necessary or desirable to carry out such administration. The Management Performance Committee may appoint an officer or department to assist with the administration of the Plan. All interpretations of the Plan by the Committee shall be final and binding on all parties, including Participants, Beneficiaries and Employers.

4.	Eligibility.

All officers and any key manager designated by his Employer are eligible to participate in the Plan.

5.	Election to Defer Compensation.

     In order to participate in the Plan during 1993, an Employee must make an election to defer at least $500 per month of participation. For the first Plan Year, which is a partial Plan Year, such election must be made at or prior to the effective date of this Plan and can only be made as to Compensation to be paid for future services. In order to participate in subsequent Plan Years, an Employee must make an election to defer an annual amount from $5,000 to 50 percent of annual Compensation. Such elections must be made prior to the first day of the Plan Year in which it is to become effective and can only be made with respect to Compensation to be paid for future services. A deferral election, once made, shall remain in effect for subsequent Plan Years until it is revoked or modified by the Participant. A Participant can modify or revoke his deferral election with respect to Compensation to be paid for future services by submitting a new election or a revocation prior to the beginning of the Plan Year in which such new deferral election or revocation is to become effective. All notices of election or revocation shall be made on forms prepared by the Company's Secretary and shall be dated, signed, and filed with the Company's Secretary.

6.	Elections, Deemed Investments.

     When making an election to defer Compensation, an Employee must choose between two methods of determining earnings on the deferred Compensation. He may choose to have such earnings calculated as if the deferred Compensation had been invested in shares of the Company's Common Stock (the "Common Stock Option") or he may choose to have earnings calculated by adding 100 basis points to the interest payable on a 10-Year Treasury Note (the "Treasury Note Option"). An Employee may also choose to allocate his deferred Compensation between the options in increments of 25 percent, 50 percent, or 75 percent.

     The Participant must designate his deemed investment for all of the Compensation he elects to defer in any given year. He may change the deemed investment for future deferred Compensation by filing the appropriate notice with the Company's Corporate Secretary before the first day of each calendar year, but such change shall not affect the method of determining the value of any Compensation deferred in a prior year.

     Any deferred Compensation accounted for under the Common Stock Option shall be accounted for as if invested in shares of Common Stock purchased at a price equal to the closing benchmark price of the Common Stock on the New York Stock Exchange each payroll date. This amount shall be credited to a Participant's account on a payroll date basis. In addition, a Participant's account shall be credited on a quarterly basis with an amount equal to the dividends that would have become payable during the deferral period if actual purchases of Common Stock had been made, with such dividends accounted for as if invested in Common Stock as of the payable date for such dividends. Any credited shares treated as if they were purchased with dividends shall be deemed to have been purchased at a price equal to the closing benchmark price of the Common Stock on the dividend payment date.

     If a Participant elects the Treasury Note Option, his account will be credited with any Compensation deferred by the Participant in any given month. Interest shall be calculated at a monthly rate calculated by dividing by 12 the sum of 100 basis points plus the rate for the appropriate 10-Year Treasury Note as quoted in the Wall Street Journal under "Consumer Savings Rates" on the Thursday closest to the end of the month or other published source of such rates as identified by Questar Corporation's Treasury department. The appropriate 10-Year Treasury Note shall be the Note that is the closest (in terms of months) to the date on which the interest is credited. The interest deemed to be credited to each Account shall be based on the amount credited to such Account at the beginning of each particular month.

7.	Integration with Other Plans.

     If an employee elects to reduce his Compensation under the terms of this Plan, six percent of any Compensation deferred shall be accounted for under the terms of the Questar Corporation Deferred Share Plan. A Participant's benefits (if any) under the Company's Executive Incentive Retirement Plan shall be based on the Participant's base salary including any base salary deferred under the terms of this Plan, the Company's Deferred Share Plan, the Deferred Share Make-up Plan, and any base salary reductions under the Company's Tax-Qualified Plan or Cafeteria Plan and pre-tax parking arrangements. A Participant's benefits (if any) under the Company's Supplemental Executive Retirement Plan shall be based on the Participant's Compensation plus any Compensation deferred under the terms of this Plan and the Company's Deferred Share and Deferred Share Make-Up Plans.

8.	Account Statement.

Within 60 days after the end of the calendar year, a statement shall be sent to each Participant listing the balance in his account as of the end of the year.

9.	Payment of Account Balances.

     When making the first deferral election under Paragraph 5, a Participant shall determine when to receive the Compensation deferred by him. A Participant can elect to receive such deferred Compensation at a specified date prior to his termination of employment, e.g., December 31, 2002, upon his termination of employment or at a specified time within five years after his termination of employment. A Participant can also elect whether to receive deferred Compensation in a lump-sum payment or in a number of annual installments (not to exceed four). A Participant cannot change such elections for Compensation previously deferred, but can change such elections for Compensation deferred in future years.

     Under the Common Stock Option, the account balance shall be valued using the Fair Market Value of the Company's Common Stock on the last day of the calendar month preceding payment and shall be converted to a cash balance based upon such Fair Market Value. Under an installment payout, the Participant's first installment shall be equal to a fraction of the balance credited to his account (or the portion of his account to be paid in installments) as of the last day of the calendar month preceding such payment, the numerator of which is one and the denominator of which is the total number of installments selected. The amount of each subsequent payment shall be a fraction of the balance in the Participant's account as of the last day of the calendar month preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

     Under the Treasury Note Option, the account balance shall be valued as of the date of withdrawal, which is the last day of the calendar month preceding payment, with interest credited to such date. Under an installment payout, the Participant's first installment shall be equal to a fraction of the balance credited to his account (or the portion of his account to be paid in installments) as of the last day of the calendar month preceding such payment, the numerator of which is one and the denominator of which is the total number of installments selected. The amount of each subsequent payment shall be a fraction of the balance in the Participant's account as of the last day of the calendar month preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

10.	Miscellaneous Payment Issues.

     (a)    Adverse Tax Determination. If there is a determination by the Internal Revenue Service (IRS) that a Participant should be taxed on some or all of the amounts allocated to his account prior to the distribution date(s) elected under Paragraph 9, the Participant may elect to have all amounts determined to be currently taxable paid to him immediately prior to the time he must pay any taxes owed as a result of such IRS determination.

     (b)     Change in Control. Notwithstanding any other provision of this Plan, in the event of a "Change in Control" of the Company (as defined below), all deferred Compensation credited to a Participant's account shall be distributed to him within 60 days following the Change in Control.

     A Change in Control of the Company shall be deemed to have occurred if (i) any "Acquiring Person" (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and U. S. Bank, National Association ("Rights Agreement")) is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 25 percent or more of the combined voting power of the Company; or (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of May 19, 1998, constitute the Company's Board of Directors ("Board") and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (iii) the Company's stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the

Company's then outstanding securities; or (iv) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale. A Change in Control, however, shall not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals have been obtained.

     (c)     Method of Payment. All amounts credited to a Participant's account shall be distributed to him or, in the event of his death, to his Beneficiary, in cash and in accordance with the election made by the Participant.

     (d)     Source of Payments. Each participating Employer will pay all benefits for its Employees arising under this Plan, and all costs, charges and expenses relating to such benefits, out of its general assets.

11.	Amendment and Termination of Plan.

     The Plan may be amended, modified or terminated by the Company's Board of Directors at any time. Provided, however, no such amendment, modification or termination shall be made in the event there is a Change in Control, as defined in Paragraph 10(b). In addition, no amendment, modification, or termination shall reduce any deferred benefit under the Plan reflected in a Participant's account prior to the date of such amendment or termination.

12.	Non-assignability of Benefits.

     To the extent consistent with applicable law, the Participant's deferred benefits under this Plan shall not be assigned, transferred, pledged, or encumbered or be subject in any manner to alienation or attachment.

13.	No Creation of Rights.

     Nothing in this Plan shall confer upon any Participant the right to continue as an Employee of an Employer. The right of a Participant to receive a cash distribution shall be an unsecured claim against the general assets of his Employer. Nothing contained in this Plan nor any action taken hereunder shall create, or be construed to create, a trust of any kind, or a fiduciary relationship between the Company and the Participants, Beneficiaries, or any other persons. All accounts under the Plan shall be maintained for bookkeeping purposes only and shall not represent a claim against specific assets of any Employer.

14.	Effective Date.

     The Plan, as originally adopted, was effective November 1, 1993. The Plan, as amended and restated, is effective January 1, 2003, and shall remain in effect until it is discontinued by action of the Company's Board of Directors.

Exhibit 10.3

QUESTAR CORPORATION

DEFERRED SHARE PLAN

(As Amended and Restated Effective January 1, 2003)

     Questar Corporation hereby amends and restates this Deferred Share Plan, effective January 1, 2003. This Plan, which was originally adopted effective July 1, 1989, is an unfunded plan established for the purpose of providing comparable benefits to Employees who elect to defer compensation under the terms of the Questar Corporation Deferred Compensation Plan as would be available to them under the Employee Investment Plan. All of such Employees are select key management and highly compensated employees.

1.	Definitions.

"Affiliated Company" means the Company and any corporation that is a member of a controlled group of corporations (as defined in Section 414(b) of the Code), which includes the Company.

     "Beneficiary" means that person or persons who become entitled to receive payments under the Investment Plan (or successor plan) in the event of the death of a Participant prior to the distribution of all benefits to which he is entitled under the such plan.

     "Code" means the Internal Revenue Code of 1986 as amended. Reference to a section of the Code shall include that section and any comparable section or sections of any future legislation that amends, supplements or supersedes it.

"Common Stock" means common stock of the Company.

"Company" means Questar Corporation, a corporation organized and existing under the laws of the State of Utah, or its successor or successors.

     "Compensation" means an Employee's salary or wages, including payments under incentive compensation plans paid by the Employer and includable in taxable income during the applicable Plan Year, but exclusive of any other forms of additional compensation such as the Employer's cost for any public or private employee benefit plan, any income recognized by the Employee as a result of exercising stock options, moving expenses, the value of restricted stock granted after January 1, 2003, as signing or retention bonuses and any dividends paid on such shares, loan forgiveness, welfare benefits, and severance payments. An Employee's Compensation for any Plan Year shall include any Elective Deferrals of the Employee under the Investment Plan or other tax-qualified plan and any compensation deferred under the Questar Corporation Deferred Compensation Plan. An Employee's Compensation also shall include the amount of any reduction in Compensation for a Plan Year agreed upon under one or more Compensation reduction agreements entered into pursuant to the Questar Corporation Cafeteria Plan and any pre-tax parking payments that are not includable in the gross income of any Employee by reason of Section 132 (f)(4) of the Code.

"Compensation Limit" means the annual amount specified under Section 401 (a)(17) of the Code, which dollar amount is $200,000 as of January 1, 2002 and as it may be adjusted in the future.

"Deferred Shares" means those units credited to a Participant's account as a bookkeeping entry only that represent shares of Common Stock in which investments are deemed to be made under this Plan.

     "Disability" means a condition that renders a Participant unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or to be of long-continued and indefinite duration. A Participant shall not be considered to be disabled unless he furnishes proof of the existence of such disability in such form and manner as may be required by regulations promulgated under Section 72(m)(7) of the Code.

     "Elective Deferrals" means the pre-tax contributions made to the Investment Plan or other tax-qualified plan by an Employer on behalf of a Participant pursuant to a salary reduction agreement entered into by the Participant under Section 401(k) of the Code.

"Employee" means any employee of an Employer who meets the eligibility criteria set out in Section 4 of this Plan.

"Employer" means the Company and each Affiliated Company that consents to the adoption of the Plan.

     "Fair Market Value" means the closing benchmark price of the Company's common stock as reported on the composite tape of the New York Stock Exchange for any given valuation date or the next preceding day on which sales took place if no sales occurred on the actual valuation date.

     "Investment Plan" means the Questar Corporation Employee Investment Plan, as amended from time to time, or any successor plan. Such plan is qualified under the provisions of Section 401(a) of the Code.

"Participant" means an Employee who has made an election under Section 6 of this Plan.

"Plan" means the plan set forth in and created by this document and all subsequent amendments to it.

"Plan Year" means the fiscal year of the Plan, which shall coincide with the Company's fiscal year.

Any capitalized term used in this Plan for which no definition is given shall have the same meaning given such term in the Investment Plan.

2.	Purpose of Plan.

     The purpose of the Plan is to provide a benefit to an Employee approximately equal to the benefit he would have received under the Investment Plan if the Employee had not elected to defer receipt of Compensation pursuant to the Deferred Compensation Plan and if the Employee contributed to the Investment Plan an amount equal to the amount of Compensation deferred under this Plan.

3.	Administration.

     The Management Performance Committee of the Company's Board of Directors shall construe and administer the Plan and shall have full authority to make such rules and regulations deemed necessary or desirable to carry out such administration. The Management Performance Committee may appoint an officer or department to assist with the administration of the Plan.

All interpretations of the Plan by the Committee shall be final and binding on all parties, including Participants, Beneficiaries and Employers.

4.	Eligibility.

     Employees who participate in the Investment Plan and who elect to defer compensation pursuant to the Deferred Compensation Plan are eligible to participate in the Plan. In addition, any Employee whose annual Compensation exceeds the Compensation Limit and who participates in the Investment Plan also participates in the Plan.

5.	Election to Defer Compensation and Deemed Investment.

     (a)    Deferral Election. In order to participate in the Plan, an Employee must make an election to defer from 2 to 6 percent of his annual Compensation in excess of the Compensation Limit. For the first Plan Year, which is a partial Plan Year (1989), such election must be made at or prior to the effective date of this Plan and can only be made as to Compensation to be paid for future services. For all subsequent Plan Years, the election must be made prior to the first day of the Plan Year in which it is to become effective and can only be made with respect to Compensation to be paid for future services. A deferral election, once made, shall remain in effect for subsequent Plan Years until it is revoked or modified by the Participant. A Participant can modify or revoke his deferral election with respect to Compensation to be paid for future services by submitting a new election or a revocation prior to the beginning of the Plan Year in which such new deferral election or revocation is to become effective. All notices of election or revocation shall be made on forms prepared by the Company's Secretary and shall be dated, signed, and filed with the Company's Secretary.

     (b)    Special Situation. Any election to participate in the Deferred Share Make-up Plan shall be deemed to constitute an election to participate in this Plan as of January 1, 2002 for any Participant who will make his maximum Elective Deferral eligible for a Matching Allocation to the Investment Plan before he hits the Compensation Limit. Such Participant will be deemed to elect to have his compensation earned after he makes the maximum Elective Deferral reduced by 6 percent and accounted for under the terms of this Plan until his compensation actually hits the Compensation Limit. Any compensation deferred pursuant to this election shall be handled under the terms of the Plan and be accounted for with Deferred Shares.

     (c)    Deemed Investment. Any amounts deferred by a Participant shall be accounted for as if invested in shares of Common Stock purchased at a price equal to the closing benchmark price of the Common Stock on the New York Stock Exchange each payroll date. This amount shall be credited to a Participant's account each payroll period as of January 1, 2002. In addition, a Participant's account shall be credited on a quarterly basis with an amount equal to the dividends that would have become payable during the deferral period if actual purchases of Common Stock had been made, with such dividends accounted for as if invested in Common Stock as of the payable date for such dividends. Any credited shares treated as if they were purchased with dividends shall be deemed to have been purchased at a price equal to the closing benchmark price of the Common Stock on the dividend payment date. Each share of Common Stock that is deemed to be purchased under this Paragraph 5(c) shall be reflected in a Participant's account as a Deferred Share.

6.	Matching Allocations.

     (a)    Amount. A Participant who makes an election under Section 5 is entitled to the same Matching Allocations as are made under the terms of the Investment Plan. The Matching Allocations are 100 percent for the first 3 percent of contributed Compensation and 60 percent for the second 3 percent.

             When there were Excess ESOP Allocations under the Investment Plan for a Plan Year prior to 2000, a Participant was entitled to an additional allocation under this Plan if he is employed by an Employer on the last day of such Plan Year or if his employment terminated during such Plan Year as a result death, retirement, or Disability. Such additional allocation, or "Excess ESOP Allocation," was calculated by multiplying the compensation deferred by the Participant under the Plan during the Plan Year by the same percentage used for the Excess ESOP Allocation in the Investment Plan for the comparable year. Any Compensation deferred pursuant to this Plan between January 1, 1998 and the effective date of the Deferred Share Make-Up Plan that is represented by Deferred Shares transferred to such plan shall be excluded from the Compensation deferred pursuant to the terms of this Plan for purposes of calculating the Excess ESOP Allocation.

             The amount of Matching Allocations shall be accounted for as if invested in shares of Common Stock purchased at a price equal to the closing benchmark price paid for shares of Common Stock reported on the New York Stock Exchange on the applicable payroll date. Effective January 1, 2002, Common Stock deemed to have been purchased with Matching Allocations shall be credited to a Participant's account on each payroll date

             In addition, a Participant's account shall be credited on a quarterly basis with an amount equal to the dividends that would have become payable during the deferral period if actual purchases of Common Stock had been made, with such dividends accounted for as if invested in Common Stock as of the payable date for such dividends. Any credited shares treated as if they were purchased with dividends shall be deemed to have been purchased at a price equal to the closing benchmark price of the Common Stock on the dividend payment date. Each share of Common Stock that is deemed to be purchased under this Section.6 shall be reflected in the Participant's account as a Deferred Share.

     (b)    Vesting. A Participant shall be vested in the portion of his account attributable to Matching Allocations to the same extent as such Participant is vested in any Matching Allocations credited to his account under the Investment Plan.

7.	Transfer of Existing Account Balances, Deferred Share Make-Up Plan.

     Any Deferred Shares allocated to a Participant's account balance under this Plan prior to June 1, 1998, were transferred to the Deferred Share Make-Up Plan as of such date to the extent that such Deferred Shares were attributable to 6 percent of Compensation deferred in excess of the Compensation Limit and could be segregated from any Deferred Shares attributable to 6 percent of any Compensation deferred pursuant to the Company's Deferred Compensation Plan.

8.	Statement of Deferred Share Account.

     An annual statement shall be sent to each Participant within 60 days following the end of each year showing for each preceding Plan Year the Compensation deferred, Matching Allocations, Excess ESOP Allocations (if any), the total Deferred Shares credited to the Participant's account, and the number of these Deferred Shares that are attributable to the Participant's deferred Compensation, Matching Allocations, Excess ESOP Allocations (if any), and reinvested dividends. Such information shall be shown on a payroll date basis.

9.	Payment of Account Balance.

     (a)    Period of Deferral. When making the first deferral election under Paragraph (a) of Section 5, a Participant shall elect to receive all deferred Compensation, Matching Allocations, and Excess ESOP Allocations (if any) either in a lump-sum payment within 45 days following his death, Disability, or termination of employment or in a number of annual installments (not to exceed four), the first of which would be payable within 45 days following his death, Disability or termination of employment with each subsequent payment payable one year thereafter. The account balance shall be valued using the Fair Market Value of the Company's Common Stock on the last day of the calendar month preceding payment and shall be converted to a cash balance based upon such Fair Market Value. Under an installment payout, the Participant's first installment shall be equal to a fraction of the balance credited to his account as of the last day of the calendar month preceding such payment, the numerator of which is one and the denominator of which is the total number of installments selected. The amount of each subsequent payment shall be a fraction of the balance in the Participant's account as of the last day of the calendar month preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

     (b)    Adverse Tax Determination. If there is a determination by the Internal Revenue Service (IRS) that a Participant should be taxed on some or all of the amounts allocated to his account prior to the distribution date(s) elected under Paragraph (a) of this Section 9, the Participant may elect to have all amounts determined to be currently taxable paid to him immediately prior to the time he must pay any taxes owed as a result of such IRS determination.

     (c)    Change in Control. Notwithstanding any other provision of this Plan, in the event of a "Change in Control" of the Company, all Deferred Shares credited to a Participant's account shall be converted to cash equal in amount to the Fair Market Value of the Deferred Shares if converted into shares of the Company's Common Stock. The cash shall be distributed to him within 60 days following the Change in Control. The account balance shall be valued using the Fair Market Value of the Company's Common Stock on the last day of the calendar month preceding payment.

             A Change in Control of the Company shall be deemed to have occurred if (i) any "Acquiring Person" (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and U. S. Bank National Association ("Rights Agreement")) is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 25 percent or more of the combined voting power of the Company; or (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of May 19, 1998, constitute the Company's Board of Directors ("Board") and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (iii) the Company's stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company's then outstanding securities; or (iv) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale. A Change in Control, however, shall not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals have been obtained.

     (d)    Method of Payment. All amounts credited to a Participant's account shall be distributed to him or, in the event of his death, to his Beneficiary, in cash and in accordance with the election made by the Participant.

(e) Source of Payments. Each participating Employer will pay all benefits for its Employees arising under this Plan out of its general assets.

10.	Amendment and Termination of Plan.

     The Plan may be amended, modified or terminated by the Company's Board of Directors at any time; provided, however, no such amendment, modification or termination shall be made in the event there is a Change in Control, as defined in Paragraph (c) of Section 9. In addition, no amendment, modification, or termination shall reduce any deferred benefit under the Plan reflected in a Participant's account prior to the date of such amendment or termination.

11.	Non-assignability of Benefits.

     To the extent consistent with applicable law, the Participant's deferred benefits under this Plan shall not be assigned, transferred, pledged, or encumbered or be subject in any manner to alienation or attachment.

12.	No Creation of Rights.

     Nothing in this Plan shall confer upon any Participant the right to continue as an Employee or to receive annual Compensation in excess of the Compensation Limit. The right of a Participant to receive a cash distribution shall be an unsecured claim against the general assets of his Employer. Nothing contained in this Plan nor any action taken hereunder shall create, or be construed to create, a trust of any kind, or a fiduciary relationship between the Company and the Participants, Beneficiaries, or any other persons. All accounts under the Plan shall be maintained for bookkeeping purposes only and shall not represent a claim against specific assets of any Employer.

13.	Effective Date.

     The Plan, as originally adopted, was effective on July 1, 1989. The Plan, as most recently amended and restated, is effective January 1, 2003, and shall remain in effect until it is discontinued by action of the Company's Board of Directors.

Exhibit 10.4

QUESTAR CORPORATION

DEFERRED SHARE MAKE-UP PLAN

(As Amended and Restated Effective January 1, 2003)

     Questar Corporation hereby amends this Deferred Share Make-up Plan effective January 1, 2003. This Plan, which was originally adopted effective May 19, 1998, is an unfunded plan established for the exclusive purpose of providing made-up benefits to Employees who earn compensation in excess of the limits imposed by federal tax laws and who are precluded from full participation in the Employee Investment Plan. All of such Employees are select key management and highly compensated employees.

1.	Definitions.

"Affiliated Company" means the Company and any corporation that is a member of a controlled group of corporations (as defined in Section 414(b) of the Code), which includes the Company.

     "Beneficiary" means that person or persons who become entitled to receive payments under the Investment Plan (or successor plan) in the event of the death of a Participant prior to the distribution of all benefits to which he/she is entitled under the such plan.

     "Code" means the Internal Revenue Code of 1986 and amendments. Reference to a section of the Code shall include that section and any comparable section or sections of any future legislation that amend, supplements or supersedes said section.

"Common Stock" means common stock of the Company.

"Company" means Questar Corporation, a corporation organized and existing under the laws of the State of Utah, or its successor or successors.

     "Compensation" means an Employee's salary or wages, including payments under incentive compensation plans paid by the Employer and includable in taxable income during the applicable Plan Year, but exclusive of any other forms of additional compensation such as the Employer's cost for any public or private employee benefit plan, any income recognized by the Employee as a result of exercising stock options, moving expenses, the value of restricted stock granted after January 1, 2003, as signing or retention bonuses and any dividends paid on such shares, loan forgiveness, welfare benefits, and severance payments. An Employee's Compensation for any Plan Year shall include any Elective Deferrals of the Employee under the Investment Plan or other tax-qualified plan. An Employee's Compensation also shall include the amount of any reduction in Compensation for a Plan Year agreed upon under one or more Compensation reduction agreements entered into pursuant to the Questar Corporation Cafeteria Plan and any pre-tax parking payments that are not includable in the gross income of any Employee by reason of Section 132 (f)(4) of the Code.

"Compensation Limit" means the annual amount specified under Section 401 (a)(17) of the Code, which dollar amount is $200,000 as of January 1, 2002 and as it may be adjusted in the future.

"Deferred Shares" means those units credited to a Participant's account as a bookkeeping entry only that represent shares of Common Stock in which investments are deemed to be made under this Plan.

     "Disability" means a condition that renders a Participant unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or to be of long-continued and indefinite duration. A Participant shall not be considered to be disabled unless he furnishes proof of the existence of such disability in such form and manner as may be required by regulations promulgated under Section 72(m)(7) of the Code.

     "Elective Deferrals" means the pre-tax contributions made to the Investment Plan or other tax-qualified plan by an Employer on behalf of a Participant pursuant to a salary reduction agreement entered into by the Participant under Section 401(k) of the Code.

"Employee" means any employee of an Employer who meets the eligibility criteria set out in Section 4 of this Plan.

"Employer" means the Company and each Affiliated Company that consents to the adoption of the Plan.

     "Fair Market Value" means the closing benchmark price of the Company's common stock as reported on the composite tape of the New York Stock Exchange for any given valuation date or the next preceding day on which sales took place if no sales occurred on the actual valuation date.

     "Investment Plan" means the Questar Corporation Employee Investment Plan, as amended from time to time, or any successor plan. Such plan is qualified under the provisions of Section 401(a) of the Code.

"Participant" means an Employee who has made an election under Section 6 of this Plan.

"Plan" means the plan set forth in and created by this document and all subsequent amendments thereto.

"Plan Year" means the fiscal year of the Plan, which shall coincide with the Company's fiscal year.

Any capitalized term used in this Plan for which no definition is given shall have the same meaning given such term in the Investment Plan.

2.	Purpose of Plan.

The purpose of this make-up Plan is to provide a benefit to an Employee approximately equal to the benefit he would have received under the Investment Plan if the Compensation Limit were inapplicable.

3.	Administration.

     The Management Performance Committee of the Company's Board of Directors shall construe and administer the Plan and shall have full authority to make such rules and regulations deemed necessary or desirable to carry out such administration. The Management Performance Committee may appoint an officer or department to assist with the administration of the Plan. All interpretations of the Plan by the Committee shall be final and binding on all parties, including Participants, Beneficiaries and Employers.

4.	Eligibility.

All officers and key managers whose annual Compensation is expected to exceed the Compensation Limit and who participate in the Investment Plan are eligible to participate in the Plan.

5.	Transfer of Account Balances, Deferred Share Plan.

     Any Deferred Shares allocated to an Employee's account balance under the Deferred Share Plan prior to June 1, 1998, were transferred to this Plan as of such date to the extent that such Deferred Shares are attributable to six percent of Compensation deferred in excess of the Compensation Limit and could be segregated from any Deferred Shares attributable to six percent of any Compensation deferred pursuant to the Company's Deferred Compensation Plan.

6.	Election to Defer Compensation and Deemed Investment.

     (a)    Deferral Election. Any Employee who has previously made an election to defer Compensation for purposes of the Deferred Share Plan shall automatically become a Participant in this Plan for 1998 and subsequent years at such time that his/her Compensation exceeds the Compensation Limit. A deferral election, once made, shall remain in effect for subsequent Plan Years until it is revoked or modified by the Participant. A Participant can modify or revoke a deferral election with respect to Compensation to be paid for future services by submitting a new election or a revocation prior to the beginning of the Plan Year in which such new deferral election or revocation is to become effective. All notices of election or revocation shall be made on forms prepared by the Company's Secretary and shall be dated, signed, and filed with the Company's Secretary.

     (b)    Deemed Investment. Any amounts deferred by a Participant shall be accounted for as if invested in shares of Common Stock purchased at a price equal to the closing benchmark price of the Common Stock on the New York Stock Exchange each payroll date. This amount shall be credited to a Participant's account each payroll date as of January 1, 2002. In addition, a Participant's account shall be credited on a quarterly basis with an amount equal to the dividends that would have become payable during the deferral period if actual purchases of Common Stock had been made, with such dividends accounted for as if invested in Common Stock as of the payable date for such dividends. Any credited shares treated as if they were purchased with dividends shall be deemed to have been purchased at a price equal to the closing benchmark price of the Common Stock on the dividend payment date. Each share of Common Stock that is deemed to be purchased under this Paragraph 6(b) shall be reflected in a Participant's account as a Deferred Share.

7.	Matching Allocations.

     (a)    Amount. A Participant who makes an election under Section 6 is entitled to the same Matching Allocations as are made under the terms of the Investment Plan. The Matching Allocations are 100 percent for the first 3 percent of contributed Compensation and 60 percent for the second 3 percent.

             When there were Excess ESOP Allocations under the Investment Plan for a Plan Year prior to 2000, a Participant was entitled to an additional allocation under this Plan if he is employed by an Employer on the last day of such Plan Year or if his employment terminated during such Plan Year as a result of death, Disability or retirement. Such additional allocation shall be calculated by multiplying the Compensation deferred by the Participant under the Plan during the Plan Year by the same percentage used for the Excess ESOP Allocation in the Investment Plan for the comparable year. Any Compensation deferred pursuant to the Deferred Share Plan between January 1, 1998 and the effective date of this Plan that is represented by Deferred Shares transferred to this Plan shall be included in Compensation deferred pursuant to the terms of this Plan for purposes of calculating the Excess ESOP Allocation.

             The amount of Matching Allocations shall be accounted for as if invested in shares of Common Stock purchased at a price equal to the closing benchmark price paid for shares of Common Stock reported on the New York Stock Exchange on the applicable payroll date. Effective January 1, 2002, Common Stock deemed to have been purchased with Matching Allocations shall be credited to a Participant's account each payroll date.

             In addition, a Participant's account shall be credited on a quarterly basis with an amount equal to the dividends that would have become payable during the deferral period if actual purchases of Common Stock had been made, with such dividends accounted for as if invested in Common Stock as of the payable date for such dividends. Any credited shares treated as if they were purchased with dividends shall be deemed to have been purchased at a price equal to the closing benchmark price of the Common Stock on the dividend payment date. Each share of Common Stock that is deemed to be purchased under this Section 7 shall be reflected in the Participant's account as a Deferred Share.

     (b)    Vesting. A Participant shall be vested in the portion of his account attributable to Matching Allocations to the same extent as such Participant is vested in any Matching Allocations credited to his account under the Investment Plan.

8.	Statement of Deferred Share Account.

     An annual statement shall be sent to each Participant within 60 days following the end of each year showing for each preceding Plan Year the Compensation deferred, Matching Allocations, Excess ESOP Allocations (if any), the total Deferred Shares credited to the Participant's account, and the number of these Deferred Shares that are attributable to the Participant's deferred Compensation, to Matching Allocations, Excess ESOP Allocations (if any), and to reinvested dividends. Such information shall be shown on a payroll date basis.

9.	Payment of Account Balance.

     (a)    Period of Deferral. The Participant's prior deferral election(s) for the Deferred Share Plan shall be applicable to this Plan for any amounts transferred to this Plan. When making a first deferral election under Paragraph (a) of Section 6, a Participant shall elect to receive all deferred Compensation, Matching Allocations, and Excess ESOP Allocations either in a lump-sum payment within 45 days following his death, Disability, or termination of employment or in a number of annual installments (not to exceed four), the first of which would be payable within 45 days following his death, Disability or termination of employment with each subsequent payment payable one year thereafter. The account balance shall be valued using the Fair Market Value of the Company's Common Stock on the last day of the calendar month preceding payment and shall be converted to a cash balance based upon such Fair Market Value. Under an installment payout, the Participant's first installment shall be equal to a fraction of the balance credited to his account as of the last day of the calendar month preceding such payment, the numerator of which is one and the denominator of which is the total number of installments selected. The amount of each subsequent payment shall be a fraction of the balance in the Participant's account as of the last day of the calendar month preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

     (b)    Adverse Tax Determination. If there is a determination by the Internal Revenue Service (IRS) that a Participant should be taxed on some or all of the amounts allocated to his account prior to the distribution date(s) elected under Paragraph (a) of this Section 9, the Participant may elect to have all amounts determined to be currently taxable paid to him immediately prior to the time he must pay any taxes owed as a result of such IRS determination.

     (c)    Change in Control. Notwithstanding any other provision of this Plan, in the event of a "Change in Control" of the Company, all Deferred Shares credited to a Participant's account shall be converted to cash equal in amount to the Fair Market Value of the Deferred Shares if converted into shares of the Company's Common Stock. The cash shall be distributed to him within 60 days following the Change in Control. The account balance shall be valued using the Fair Market Value of the Company's Common Stock on the last day of the calendar month preceding payment.

             A "Change in Control" of the Company shall be deemed to have occurred if (i) any "Acquiring Person" (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and U. S. Bank National Association) is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 20 percent or more of the combined voting power of the Company; or (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of May 19, 1998, constitute the Company's Board of Directors (Board) and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (iii) the Company's stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company's then outstanding securities; or (iv) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale. A Change in Control, however, shall not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals have been obtained.

     (d)    Method of Payment. All amounts credited to a Participant's account shall be distributed to him or, in the event of his death, to his Beneficiary, in cash and in accordance with the election made by the Participant.

(e) Source of Payments. Each participating Employer will pay all benefits for its Employees arising under this Plan.

10.	Amendment and Termination of Plan.

     The Plan may be amended, modified or terminated by the Company's Board of Directors at any time; provided, however, no such amendment, modification or termination shall be made in the event there is a Change in Control, as defined in Paragraph (c) of Section 9. In addition, no amendment, modification, or termination shall reduce any deferred benefit under the Plan reflected in a Participant's account prior to the date of such amendment or termination.

11.	Non-assignability of Benefits.

     To the extent consistent with applicable law, the Participant's deferred benefits under this Plan shall not be assigned, transferred, pledged, or encumbered or be subject in any manner to alienation or attachment.

12.	No Creation of Rights.

     Nothing in this Plan shall confer upon any Participant the right to continue as an Employee or to receive annual Compensation in excess of the Compensation Limit. The right of a Participant to receive a cash distribution shall be an unsecured claim against the general assets of his Employer. Nothing contained in this Plan nor any action taken hereunder shall create, or be construed to create, a trust of any kind, or a fiduciary relationship between the Company and the Participants, Beneficiaries, or any other persons. All accounts under the Plan shall be maintained for bookkeeping purposes only and shall not represent a claim against specific assets of any Employer.

13.	Effective Date.

     The Plan as originally adopted, was effective on May 19, 1998. The Plan, as most recently amended and restated, is effective January 1, 2003, and shall remain in effect until it is discontinued by action of the Company's Board of Directors.

Exhibit 12
Questar Corporation and Subsidiaries
Ratio of Earnings to Fixed Charges
(Unaudited)
	12 Months Ended
	June 30,
	2003	2002

	(Dollars In Thousands)
Earnings

Income before income taxes and cumulative effect of
accounting change	$282,826	$221,934
Less company's share of earnings of equity investees	(10,373)	(5,013)
Plus distributions from equity investees	7,856	10,810
Less minority interest in loss	(334)	(1,025)
Plus debt expense	77,151	75,309
Plus allowance for borrowed funds used during construction	357	3,308
Plus interest portion of rental expense	2,516	2,435

	$359,999	$307,758

Fixed Charges

Debt expense	$77,151	$75,309
Plus allowance for borrowed funds used during construction	357	3,308
Plus interest portion of rental expense	2,516	2,435

	$80,024	$81,052

Ratio of Earnings to Fixed Charges	4.50	3.80

For purposes of this presentation, earnings represent income before income taxes and cumulative effects of accounting changes adjusted for fixed charges, earnings and distributions of equity investees and equity in minority interest. Fixed charges consist of total interest charges (expensed and capitalized), amortization of debt issuance costs, and the interest portion of rental expense estimated at 50%. Income before income taxes and cumulative effects of accounting changes include Questar's share of pretax earnings of equity investees.

Exhibit No. 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

August 13, 2003	By: /s/Keith O. Rattie

Date	Keith O. Rattie Chairman, President and Chief Executive Officer

Exhibit No. 31.2.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, S. E. Parks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Questar Corporation;

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

August 13, 2003	By: /s/S. E. Parks

Date	S. E. Parks Senior Vice President, Treasurer, and Chief Financial Officer

Exhibit 32.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Questar Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Keith O. Rattie, Chairman, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR CORPORATION

August 13, 2003	/s/ Keith O. Rattie

Date	Keith O. Rattie Chairman, President and Chief Executive Officer

August 13, 2003	/s/ S. E. Parks

Date	S. E. Parks Senior Vice President, Treasurer and Chief Financial Officer

             A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.