Form 10-K
period 2003-12-31
QUESTAR CORP
filed 2004-03-12
CIK 751652

#

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   Ö         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Ö

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   Ö         No

The aggregate market value of the registrant's common stock, without par value, held by nonaffiliates on February 27, 2004, was $2,955,413,593 (based on the closing price of such stock).*

On February 27, 2004, 83,630,372 shares of the registrant's common stock, without par value, were outstanding.

Documents Incorporated by Reference.  Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.  The sections of the Proxy Statement labeled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this document.

*Calculated by excluding all shares held by directors and executive officers of registrant and three non-profit foundations established by Questar Corporation without conceding that all such persons are affiliates purposes of federal securities laws.

#

TABLE OF CONTENTS

Heading

PART I

Item 1.

BUSINESS

General

Glossary of Commonly Used Terms

SEC Filings and Website Information

Narrative Description of Business

Market Resources, General

E&P, Growth Strategy

E&P, Risk Management

E&P, Competition and Customers

E&P, Regulation

Wexpro, General

Wexpro, Other

Gathering, Processing and Marketing, General

Regulated Services

Questar Pipeline, (Transmission and Storage), General

Questar Pipeline, Customers, Growth and Competition

Questar Pipeline, Regulation

Questar Gas, (Retail Distribution)

Questar Gas Growth

Questar Gas, Risk Management

Questar Gas, Regulation

Questar Gas, Competition

Other

Environmental Matters

Employees

Executive Officers

Item 2.

PROPERTIES

Questar E&P

Gathering, Processing and Marketing

Questar Pipeline

Questar Gas

Other

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

Item 9A.

CONTROLS AND PROCEDURES

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS

OF THE REGISTRANT

Item 11.

EXECUTIVE COMPENSATION

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

Item 13.

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act").  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "could," "expect," "intend," "project," "estimate," "anticipate," "believe," "forecast," or "continue" or the negative thereof or variations thereon or similar terminology.  Although these statements are made in good faith and are reasonable representations of the Company's expected performance at the time, actual results may vary from management's stated expectations and projections due to a variety of factors.

Important assumptions and other significant factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include: changes in general economic conditions; changes in gas and oil prices and supplies; changes in rate-regulatory policies; regulation of the Wexpro Agreement; availability of gas and oil properties for sale or exploration and land-access issues; creditworthiness of counterparties to hedging contracts; rate of inflation and interest rates; assumptions used in business combinations; weather and other natural phenomena; the effect of environmental regulation; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; the effect of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in the business or financial condition of the company; and changes in credit ratings for Questar and/or its subsidiaries.

FORM 10-K

ANNUAL REPORT, 2003

PART I

ITEM 1.  BUSINESS.

General

Registrant Questar Corporation ("Questar" or "the Company") is a natural gas-focused energy company that is involved in the full spectrum of natural gas activities through two groups–Market Resources and Regulated Services.  Market Resources engages in gas and oil development and production; cost-of-service gas development; gas gathering and processing; and wholesale gas and hydrocarbon liquids marketing, risk management, and gas storage.  Regulated Services, through two primary subsidiaries, Questar Pipeline Company ("Questar Pipeline") and Questar Gas Company ("Questar Gas"), conducts interstate gas transmission and storage activities and retail gas distribution services.

Questar was organized in 1984 and became a publicly held entity when the shareholders of Questar Gas (then known as Mountain Fuel Supply Company) approved a corporate reorganization.  Questar was created to provide organizational and financial flexibility and to achieve a more clearly defined separation of utility and nonutility activities.  Questar is a "holding company," as that term is defined in the Public Utility Holding Company Act of 1935, because Questar Gas is a natural gas utility.  It, however, qualifies for and claims an exemption from provisions of such act applicable to registered holding companies.

As is noted in the following chart, Questar's Market Resources group includes a subholding company, Questar Market Resources, Inc. ("Market Resources"), which owns Wexpro Company ("Wexpro"), Questar Exploration and Production Company ("Questar E&P"), Questar Gas Management Company ("Gas Management") and Questar Energy Trading Company ("Energy Trading").  Questar's Regulated Services group  also includes a subholding entity, Questar Regulated Services Company ("Regulated Services"), which owns Questar Gas, Questar Pipeline and Questar Energy Services, Inc. ("Energy Services").

The Company's limited information technology and communication activities are conducted by Questar InfoComm, Inc. ("Questar InfoComm") which, in turn, owns Consonus, Inc. ("Consonus").

#

#

#

Questar Corporation

Questar InfoComm, Inc. (Information Technology Services)		Questar Market Resources, Inc. (Subholding Company)	Questar Regulated Services Company (Subholding Company)

Consonus, Inc. (Networking, Website and Data Security Services)		Questar Gas Company (Retail Distribution)	Questar Pipeline Company (Transportation and Storage)	Questar Energy Services,Inc. (Nonregulated Products & Services)

Wexpro Company (Management and Development, Cost-of-Service Properties)	Questar Exploration and Production Company (Exploration and Production)	Questar Energy Trading Company (Wholesale Marketing, Risk Management, Gas Storage)		Questar Gas Management Company (Gathering and Processing)

Financial information concerning the Questar's lines of business, including information relating to the amount of total revenues contributed by any class of similar products or services responsible for 10 percent or more of consolidated revenues, is presented in Note 18 included in Item 8 of this report.

Glossary of Commonly Used Terms

Basis

The difference between a reference or benchmark commodity price and the corresponding selling prices at various regional sales points.

Bcf

One billion cubic feet, a common unit of measurement of natural gas.

Bcfe

One billion cubic feet of natural gas equivalents.  Oil volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil to 6,000 cubic feet of natural gas.

Btu

One British Thermal Unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

Cash-Flow Hedge

A derivative instrument that complies with Statement of Financial Accounting Standards ("SFAS") 133, as amended, and is used to reduce the exposure to variability in cash flows from the forecasted physical sale of oil, gas or natural gas liquids production whereby the gains (losses) on the derivative transaction are anticipated to offset the losses (gains) on the forecasted physical sale.

Development Well

A well drilled into a known producing formation in a previously discovered field.

Dew Point

A specific temperature and pressure at which hydrocarbons condense to form a liquid.

Dry Hole

A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Dth

Decatherms or ten therms.  One dth equals one million Btu or   approximately one Mcf.

Exploratory Well

A well drilled into a previously untested geologic structure to determine the presence of gas or oil.

Futures Contract

An exchange-traded legal contract to buy or sell a standard quantity and quality of a commodity at a specified future date and price.

Gross

“Gross” natural gas and oil wells or “gross” acres equals the number of wells or acres in which we have an interest.

Hedging

The use of derivative commodity and interest rate instruments to reduce financial exposure to commodity price and interest rate volatility.

Mbbls

One thousand barrels.

Mcf

One thousand cubic feet of gas.

Mcfe

One thousand cubic feet of natural gas equivalents.

Mdth

One thousand decatherms.

MMbbls

   One million barrels.

MMBtu

One million British Thermal Units.

MMcf

One million cubic feet of gas.

MMcfe

One million cubic feet of natural gas equivalents

MMdth

One million decatherms.

Natural Gas Liquids

Liquid hydrocarbons that are extracted and separated from the natural gas (NGL)

stream.  NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

Net

“Net” gas and oil wells or “net” acres are determined by multiplying gross wells or acres by our working interest in those wells or acres.

Proved Reserves

“Proved reserves” means those quantities of natural gas and crude oil, condensate, and natural gas liquids on a net revenue interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions.  “Proved developed reserves” include proved developed producing reserves and proved developed behind-pipe reserves.  “Proved developed producing reserves” include only those reserves expected to be recovered from existing completion intervals in existing wells.  “Proved undeveloped reserves” include those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Reservoir

A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Wet Gas

Unprocessed natural gas that contains a mixture of heavier hydrocarbons including ethane, propane, butane, and natural gasoline.

Working Interest

An interest that gives the owner the right to drill, produce, and conduct operating activities on a property and receive a share of any production.

SEC Filings and Website Information

Questar, Market Resources, Questar Gas and Questar Pipeline each file annual, quarterly, and current reports with the Securities and Exchange Commission ("the Commission").  Questar also files proxy statements with the Commission.  Investors can read and copy any materials filed with the Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and can obtain information about the operations of the Public Reference Room by calling the Commission at 1-800-SEC-0300.  The Commission also maintains a website that contains information filed electronically that can be accessed over the Internet at www.sec.gov.

Financial and other information for Questar can also be accessed at the Company's website at www.questar.com.  Questar's website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics Policy.

Questar and each of its reporting subsidiaries makes available, free of charge, through its website, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports filed by officers and directors under Section 16 of the Exchange Act reporting transactions in Questar securities.  Access to these reports is provided as soon as reasonably practicable after such reports are electronically filed with the Commission.

Narrative Description of Business

The Company has three primary segments—Market Resources, Questar Pipeline and Questar Gas.  The following description of each segment's business should be read in conjunction with Item

7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Market Resources, General

Questar's Market Resources group is the primary growth driver within Questar.  As shown in the organization chart, Market Resources conducts its operations through several subsidiaries.  Questar E&P acquires and develops gas and oil properties. Wexpro develops cost-of-service reserves for Questar Gas.  Gas Management provides gas gathering and processing services for affiliates and third parties.  Energy Trading markets equity and third-party gas and oil, provides risk-management services, and owns and operates an underground gas-storage reservoir.

Questar E&P conducts a blended program of lower risk development drilling and low-risk reserve acquisitions.  It plans to take some exploration risks in 2004 by drilling one or more wells to evaluate deeper potential on its existing acreage at Pinedale (western Wyoming) and the Uinta Basin (eastern Utah).  It maintains a geographical balance and diversity with core activities in the Rocky Mountain region of Wyoming, Utah and Colorado and the Midcontinent region of Oklahoma, Texas and Louisiana.

Natural gas remains the primary focus of the Market Resources' exploration and production (“E&P”) operations.  As of year-end 2003, Market Resources had proved nonregulated reserves (excluding cost-of-service reserves) of 999.2 Bcf of gas and 26.6 MMbbls of oil and NGLs.  On an energy-equivalent ratio, natural gas comprised approximately 86.2 percent of proved nonregulated reserves (again, excluding cost-of-service reserves).

E&P Growth Strategy

During the last three years, Questar E&P has focused on drilling wells and expanding production volumes from the Pinedale Anticline area in western Wyoming.  On a combined basis, Questar E&P and Wexpro have an approximate 62 percent average working interest in 14,800 acres in the Mesa area.  For 2003, net nonregulated production from Questar E&P's wells at Pinedale was 15.2 Bcfe compared to 8.6 Bcfe a year earlier.

During 2003, Questar E&P continued its gas-directed Wasatch formation development drilling program in the Uinta Basin.  Questar E&P participated in 103 gross wells in this region in 2003, and had net production of 29 Bcfe.

To date, Market Resources has drilled three Pinedale wells on 20-acre spacing to evaluate optimum well density.  The three new wells were direct 20-acre offsets to the Mesa Unit #2 well drilled by a Market Resources affiliate in 1981; the well was completed in only four Lance Formation intervals.  The well has produced approximately 1 Bcfe, primarily from a single interval.  Market Resources measured the reservoir pressure in the same interval for the three 20-acre pilot wells.  The data indicates little depletion as a result of the original #2 well.  During 2004, Market Resources plans to drill additional 20-acre pilot wells before seeking approval for field-wide 20-acre development.  Except for reserves from the three currently producing 20-acre pilot wells, Market Resources has not booked any proved reserves on 20-acre locations at Pinedale.

At year-end 2003, Questar E&P had over 100 operated Wasatch well locations yet to drill.  However, it expects lower production from the Uinta Basin in 2004.  Questar E&P has now drilled over 400 wells in the Uinta Basin since acquiring Shenandoah Energy Inc. (SEI) in mid-2001.  Well performance on average has been below what was predicted at the time of the acquisition.  The current average expected ultimate recoverable (EUR) reserves for all Wasatch wells drilled to date is approximately 0.8 Bcfe, compared to predicted EUR of 1.0 to 1.2 Bcfe at the time of the SEI acquisition.  Questar E&P attributes disappointing well performance to several factors, including high variability of the extent, quality and thickness of individual reservoirs and gathering system constraints.

In 2003, Questar E&P drilled or participated in six wells around the periphery of its acreage to evaluate the potential of deeper Mesaverde, Blackhawk, and Mancos Formation targets at depths ranging from 9,900 to 13,700 feet.  Results to date confirm the presence of gas in the deeper horizons, but initial production rates and projected EUR from the deeper targets have been marginally economic.  Questar E&P may drill several additional wells in 2004 to continue evaluation of deep potential on its extensive Uinta Basin leasehold.

Also in 2003, Questar E&P identified multiple oil pools and an updip gas play in the shallow Green River Formation.  It continues to believe there is untapped potential in its extensive Uinta Basin leasehold acreage, but the extent and timing of exploitation remains uncertain.

Questar E&P has begun a systematic review of “legacy” properties in the Greater Green River Basin in southwestern Wyoming and northwestern Colorado, where it has 632,000 gross leasehold acres (418,000 net acres).  It is evaluating deep potential, downspacing potential, and other play concepts on the flanks of older fields and will likely drill wells to evaluate some of these new opportunities in 2004.

Questar E&P has successfully exploited gas and oil properties in the Midcontinent that were obtained through acquisitions between 1987 and 1998.  Total Midcontinent production was 31.9 Bcfe in 2003, compared to 32.7 Bcfe in 2002.

During 2003, Questar E&P initiated a Hartshorne coalbed methane (CBM) development project in the Arkoma Basin of eastern Oklahoma.  It holds an average 71 percent working interest in over 24,000 leasehold acres.  The Hartshorne coal has been recognized as a potential CBM play for decades.  However, the thin 4- to 6-foot thick coal seam at 2,000 feet was only marginally economic when developed using conventional drilling and completion methods.  Questar E&P is using new directional drilling technology to drill horizontal laterals of 1,500 to 2,000 feet while remaining within the thin coal interval.  This approach greatly improves individual well recoveries and the overall economics of the play.  Average well costs to date have been less than $400,000, with average expected reserves of 0.5 to 0.6 Bcfe and average initial production of above 500 Mcfe per day.  Based on 160-acre spacing, Questar E&P has a working interest in about 140 locations on its operated leasehold and will continue development in 2004.

E&P, Risk Management

Questar E&P manages risk by focusing primarily on development drilling.  In addition, Market Resources will at times hedge up to 100 percent of its forecasted production from proved developed reserves when commodity prices are attractive.  Questar E&P hedges production to lock in acceptable returns to protect cash flows and earnings from a decline in commodity prices.  Market Resources also manages market-access risk by building the necessary infrastructure, particularly gathering and processing facilities, to handle production volumes.  See Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation, for more information concerning the E&P group's risk-management activities.

Natural gas prices are volatile and subject to seasonal variations.  Historically, the demand for natural gas decreases during the summer months and increases during the winter months.  In addition to seasonal variations and commodity prices, weather (both in terms of temperatures and moisture) can have dramatic impacts on natural gas prices and on Questar E&P's operations.

Transportation capacity significantly impacts gas prices.  The Rocky Mountain region is the fastest growing, major producing region in the United States.  The region produces more gas volumes than it can use, particularly during the non-heating season of each year.  Only about 20 percent of the gas produced in the Rockies is consumed by local markets.  Since most production volumes must be transported outside the area, the availability of pipeline capacity is critical.  The expansion of the Kern River Pipeline in May of 2003, which added an additional .9 Bcf of daily capacity from the Rocky Mountain area, helped sustain price levels during the summer of 2003.  This new expansion, however, is fully subscribed, making it possible that prices will again be depressed during the summer of 2004 as production volumes from Wyoming continue to increase.

E&P, Competition and Customers

Questar E&P faces competition in all aspects of its business, including the acquisition of reserves and leases; obtaining goods, services and labor, and marketing its production.  Its growth strategy depends, in part, on its ability to purchase reasonably priced reserves and develop such reserves in a low-cost and efficient manner.  During 2003, Questar E&P decreased its lease operating expenses as a result of selling high operating cost properties in 2002 and increasing Pinedale production volumes.

Questar E&P, through Energy Trading, sells natural gas production to a variety of customers including pipelines, gas-marketing firms, industrial users and local distribution companies.  It regularly evaluates counterparty credit and may require financial guarantees from parties that fail to meet its credit criteria.  Crude volumes are sold to refiners, remarketers and other companies, including some with pipeline facilities near the producing properties.  In the event pipeline facilities are not available, crude oil is trucked to storage, refining or pipeline facilities.

E&P, Regulation

Questar E&P's operations are subject to various levels of government controls and regulation at the federal, state and local levels.  Such regulation includes requiring permits for the drilling and production of wells; maintaining bonding requirements to drill and operate wells; submitting and implementing spill prevention plans; filing notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production; and regulating the location of wells.  The operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties.

Most of Questar E&P's leases in the Rocky Mountain area are granted by the federal government and administered by federal agencies.  Development of Pinedale leasehold acreage is subject to the terms of winter-drilling restrictions.  During the last two years, Questar E&P has been working with federal and state officials in Wyoming to obtain authorization for limited winter drilling activities and has developed innovative measures, such as drilling multiple wells from a single location, to minimize the impact of its activities on wildlife and the habitat.

Wexpro, General

Wexpro provides Market Resources with steady growth and predictable earnings through a business model that is unique in the energy industry.  Wexpro conducts gas and oil development and production activities on certain producing properties for Questar Gas under the terms of a comprehensive settlement agreement that allows it to recover its costs plus a return on its investment. The terms of the settlement agreement are described in Note 17 in Item 8 of this report.

The gas volumes produced by Wexpro for Questar Gas are reflected in the latter's rates at cost-of-service prices.  (Wexpro's production and reserves statistics are not included in such statistics for any "nonregulated" activities.)  Cost-of-service gas, plus the gas attributable to royalty-interest owners, satisfied 49 percent of Questar Gas's system requirements during 2003.  The average wellhead cost (net of revenue credits) of Questar Gas's cost-of-service gas in 2003 was $2.59 per dth, which was lower than Questar Gas's average cost for field-purchased gas.

Wexpro, Other

Wexpro’s gas and oil development and production activities are subject to the same type of regulation as Questar E&P.  It, however, is also subject to scrutiny by the Utah Division of Public Utilities and the monitors hired by the Division to review the prudence of its actions and its costs when operating assets for Questar Gas.

Wexpro, under the terms of the settlement agreement, also owns oil-producing properties.  The revenues from the sale of crude oil produced from such properties are used to recover operating expenses and to provide Wexpro with a return on its investment.  Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro (46 percent) and Questar Gas (54 percent).

Gathering, Processing and Marketing, General

Gas Management performs gas gathering and processing activities.  Under a contract with Questar Gas, Gas Management gathers cost-of-service volumes produced from properties operated by Wexpro.  Gas Management has expanded its scope of gathering and processing activities to serve Questar E&P and other producers.  It is a 50 percent partner in Rendezvous Gas Services ("Rendezvous"), a joint venture that operates gas gathering facilities in western Wyoming.  These facilities gather volumes from the Pinedale Anticline and Jonah fields in western Wyoming for delivery to various interstate pipelines that serve the region. Gas Management plans to build a new gathering line from its Blacks Fork plant to a connection with the Kern River Pipeline.

Gas Management's processing margins are subject to the price difference between natural gas and NGLs.  Gas Management is restructuring some of its processing agreements with producers from "keep-whole" contracts to "fee-based" contracts.  (A keep-whole contract insulates producers from NGL- and gas-price risk while a fee-based contract eliminates commodity price risk for the plant owner.)

Energy Trading conducts energy-marketing activities.  It combines gas volumes purchased from third parties and equity production (production from affiliates) to build a flexible and reliable portfolio.  As a wholesale-marketing entity, Energy Trading concentrates on markets in the Pacific Northwest, Rocky Mountains and Midwest that are close to reserves owned by affiliates or accessible by major pipelines.  It contracts for firm-transportation capacity on pipelines and firm-storage capacity at Clay Basin (a large baseload-storage facility owned by Questar Pipeline).

Energy Trading uses derivatives as a risk management tool to provide price protection for physical transactions involving equity production and marketing transactions.  It executes hedges in the form of fixed-price swaps for equity production on behalf of Market Resources with a variety of contracts of varying duration.  Energy Trading does not engage in speculative hedging transactions.  See Notes 1 and 12 included in Item 8 and Item 7A of this report for additional information relating to hedging activities.

Energy Trading pays Questar E&P index prices for production volumes on which the latter entity calculates and pays royalties.  Energy Trading then resells such volumes and bears profit and loss risk.  In addition to contracting for storage capacity at Clay Basin, Energy Trading also owns a 75 percent interest in and operates the Clear Creek storage facility in southwestern Wyoming.  It uses owned and leased storage capacity together with firm transportation capacity to take advantage of price differentials and arbitrage opportunities.

Regulated Services

Questar's Regulated Services unit includes Questar Pipeline and Questar Gas.

Questar Pipeline (Transmission and Storage), General

Questar Pipeline is an interstate pipeline company that transports natural gas in the Rocky Mountain states of Utah, Wyoming and Colorado and stores gas volumes in Utah and Wyoming.  As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline is regulated by the Federal Energy Regulatory Commission ("FERC") as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities.

Questar Pipeline's core transmission system is strategically located in the Rocky Mountain area near large reserves of natural gas.  It is referred to as a "hub and spoke" system, rather than a "long-line" pipeline, because of its physical configuration, multiple connections to other major pipeline systems and access to six major producing areas.  In addition to this core system, Questar Pipeline, through a subsidiary, also owns and operates the Southern Trails Pipeline, a 488-mile line that extends from the Rio Blanco hub in the San Juan Basin to just past the California state line.

Questar Pipeline operates the Clay Basin storage facility, which is the largest underground storage reservoir in the Rocky Mountain region.  Through a subsidiary, Questar Pipeline also owns gathering lines and a processing plant in Price, Utah that removes carbon dioxide from coalbed-methane gas.

Questar Pipeline, Customers, Growth and Competition

Questar Pipeline's system was originally built to serve retail distribution markets in Utah, and Questar Gas remains Questar Pipeline's largest single transportation customer.  During 2003, Questar Pipeline transported 105.7 MMdth for Questar Gas, compared to 111.7 MMdth in 2002.  Questar Gas has reserved firm-transportation capacity of about 951 MMdth per day on an ongoing basis or about 60 percent of Questar Pipeline's reserved capacity, during the three coldest months of the year.  Questar Pipeline's primary transportation agreement with Questar Gas will not expire until June 30, 2017.

Given its strategic location and connections to other systems, Questar Pipeline also transported 256.1 MMdth for nonaffiliated customers and delivered such volumes to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, WIC and other systems.  Questar Pipeline's tariff provides a higher hydrocarbon dew point specification than other systems, which requires less processing by producers before natural gas volumes are delivered to Questar Pipeline's system.  Kern River and Northwest both require lower dew point gas, which means that Questar Pipeline must blend lower dew point processed gas with wet gas and in some instances isolate processed gas for delivery to such lines, which increases its operational costs.

During 2003, Questar Pipeline increased its capacity for deliveries to Kern River by 150 Mdth per day through the Roberson Creek interconnect in southwestern Wyoming.  Questar Pipeline also completed its Tie Line 112 expansion in late 2003.  Questar Gas holds long-term contracts for 52 Mdth per day on this new line, which is expandable to 180 Mdth per day with additional compression.  Tie Line 112 provided critical incremental supplies and operating flexibility during a period of record demand in early 2004.

Rocky Mountain producers and marketers want capacity on transmission systems that move gas to California (Kern River), the Pacific Northwest (Northwest Pipeline) or Midwestern markets (Trailblazer Pipeline, Colorado Interstate Gas).  Questar Pipeline provides access for many producers to the systems.  Some parties, including Gas Management, an affiliate of Questar Pipeline, are building gathering lines that allow producers to make direct connections to such pipeline systems.  Questar Pipeline continues efforts to build or acquire pipelines that transport gas out of the Rocky Mountains.

Questar Pipeline is unwilling to build significant new projects or expand its existing system without long-term contracts for capacity.  Questar Pipeline has recently announced that it has sufficient market support for an expansion of its southern system in central Utah.  This expansion, which is scheduled to be in service before the 2005-2006 heating season, will add a daily 102 Mdth of capacity, which is fully supported by long-term contracts.  In addition, Questar Pipeline is evaluating customer support for two additional projects.   A potential pipeline project would connect Piceance gas supplies with the Kanda hub in western Wyoming.  Questar Pipeline is also assessing the feasibility of a gas storage project in western Wyoming.  Questar Pipeline will continue to expand its system on an incremental basis to serve the needs of its customers.

The eastern segment of the Southern Trails line was placed into service in mid-2002.  Marketing constraints and California regulators continue to pose obstacles for Questar Pipeline's efforts to develop the western segment of Southern Trails from the California border to Long Beach, California.  Questar Pipeline continues to be involved in discussions with interested parties to sell or develop the western segment.

Questar Pipeline, Regulation

Questar Pipeline is subject to the jurisdiction of the FERC as to rates and facilities.  Within the last year, it filed necessary tariff provisions to comply with the FERC's segmentation rules and received regulatory permission to file revised tariff sheets to increase its fuel gas costs charged to shippers.  Some shippers are protesting the increased fuel gas costs and are urging the FERC to suspend the tariff sheets pending a hearing or technical conference.  Questar Pipeline also recently filed a request for clarification of Order No. 2004 issued by the FERC in November of 2003.  This order establishes standards of conduct for transmission providers when dealing with "energy affiliates."  Gas Management and Energy Trading are energy affiliates of Questar Pipeline.  Questar Pipeline was actively involved in convincing the FERC to exempt local distribution companies such as Questar Gas from being labeled energy affiliates.

Questar Pipeline is also subject to the jurisdiction of the Department of Transportation ("DOT") with respect to safety requirements in the design, construction and operation of its transmission and storage facilities.  Questar Pipeline, in common with Questar Gas, is subject to the additional requirements of the Pipeline Safety Improvement Act of 2002.  This act and rules issued by the DOT require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transmission pipelines located in high-consequence areas such as populated areas.  Questar Pipeline estimates that its annual cost to comply with the act will be about $1 million.  After the initial 10-year assessment, the pipelines in high-consequence areas must be reassessed every seven years.

Questar Gas (Retail Distribution), General

Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho.  As of December 31, 2003, it was serving 770,494 sales and transportation customers, a 2.7 percent increase from the 750,128 customers as of year-end 2002.  (Customers are defined in terms of active meters.)  Questar Gas is the only non-municipal gas distribution utility in Utah, where over 96 percent of its customers are located.  Questar Gas has the necessary regulatory approvals granted by the Public Service Commissions of Utah and Wyoming ("PSCU" and "PSCW") and the Public Utility Commission of Idaho to serve these areas.  It also has long-term franchises granted by communities and counties within its service area.

Questar Gas, Growth

Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming.  It has over 90 percent of the load for residential space heating and water heating in Utah.

Questar Gas, Risk Management

Questar Gas faces the same risks as other local distribution companies.  These risks include revenue variations based on seasonal changes in demand, sufficient supplies, sufficient delivery points, and adequate distribution facilities.  Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season.  The typical residential customer in Utah (defined as a customer using 115 dth per year) consumes over 77 percent of his total gas requirements in the coldest six months of the year.  Questar Gas, however, has a weather-normalization mechanism for its general service customers.  This mechanism adjusts the non-gas portion of a customer's monthly bill as the actual degree-days in the billing cycle are warmer or colder than normal. This mechanism reduces the sometimes dramatic fluctuations in any given customer's monthly bill from year to year and reduces fluctuations in Questar Gas's revenues.

Questar Gas minimizes its supply risks by owning natural gas-producing properties.  During 2003, it satisfied 49 percent of its system requirements with the cost-of-service gas and associated royalty-interest volumes produced from such properties.  Wexpro produces the gas from these properties, which is then gathered by Gas Management and transported by Questar Pipeline.  Questar Gas had estimated proved cost-of-service natural gas reserves of 434.4 Bcf as of year-end 2003, compared to 419.9 Bcf a year earlier.

Questar Gas also has a balanced and diversified portfolio of gas supply contracts for volumes produced in the Rocky Mountain states of Wyoming, Colorado, and Utah.  Questar Gas has regulatory approval to include costs associated with hedging activities in its balancing account for pass-through treatment.

Questar Gas has designed its distribution system and annual gas-supply plan to handle design-day demand requirements.  It periodically updates its design-day demand, which is the volume of gas that firm customers could use during extremely cold weather.  For the 2003-04 heating season, Questar Gas used a design-day demand of 1,051 Mdth for firm-sales customers.

Questar Gas has long-term contracts with Questar Pipeline for transportation capacity and storage capacity at Clay Basin and three peak-day facilities.  It also contracts to take deliveries at several locations on the Kern River Pipeline that runs through Utah.

In third quarter 2004, Questar Gas expects to have its new customer-information system fully operational.  The new system should increase Questar Gas's overall efficiency, provide better information to customers and allow it to reduce labor costs.

Questar Gas's greatest risk, however, is associated with regulation, which is discussed below:

Questar Gas, Regulation

As a public utility, Questar Gas is subject to the jurisdiction of the PSCU and PSCW.  Natural gas sales and transportation services are made under rate schedules approved by the two regulatory commissions.  Questar Gas is authorized to earn a return on equity of 11.2 percent in Utah and 11.83 percent in Wyoming.  Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect gas changes on a periodic, generally semi-annual, basis.  Questar Gas has also received permission from the PSCU and PCSW to reflect specified costs associated with hedging contracts in its gas costs.

At year-end 2002, the PSCU issued an order in Questar Gas's general rate case approving a stipulation that reflected a test year primarily based on November 2002, and changed its accounting for contributions in aid of construction.

On August 1, 2003, the Supreme Court of Utah ("Utah Court") issued an order reversing a decision made by the PSCU in August of 2000 concerning certain processing costs incurred by Questar Gas.  Specifically, the court ruled that the PSCU in 2000 did not comply with its statutory responsibilities and regulatory procedures when approving a stipulation that permitted Questar Gas to reflect $5 million in rates per year to recover certain processing costs.   The court's action forced Questar Gas to record a liability for the amounts collected in rates since June of 1999.

The PSCU subsequently determined to proceed with deliberations in the 1999 case that ended with the stipulation and to address the question whether Questar Gas met its burden of demonstrating that it acted prudently to incur processing costs in its rates in order to enhance the heating value of natural gas volumes delivered to customers.  Before the PSCU could set a schedule of additional hearing and briefs, the Committee of Consumer Services (a state agency that appealed the PSCU's original decision approving the stipulation,) filed a petition for extraordinary relief with the Utah Court.  Questar Gas, The PSCU, and the Division of Public Utilities (another state agency) have filed briefs opposing the Committee's request.  The Utah Court has calendared March 22, 2004, to consider the Committee's petition.

Questar Gas has significant relationships with affiliates that have allowed it to lower its costs and improve its efficiency.  These affiliate relationships, however, are subject to increased scrutiny by regulatory commissions for evidence of subsidization and above-market payments.

At the current time, Questar Gas is reviewing the need to file a general rate case in Utah in 2004.

Questar Gas is also subject to the requirements imposed by the Pipeline Safety Improvement Act of 2002, which is administered by the DOT.  The act requires Questar to develop an integrity-management plan and assess the integrity of its high-pressure lines in "high consequence" areas on a recurring basis.  Questar Gas estimates that it may be required to spend $4 to $5 million per year to comply with the new requirements.

Questar Gas, Competition

Questar Gas is a public utility and currently has no direct competition from other distributors of natural gas for residential and commercial customers.  It has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers except coal and occasionally fuel oil.  It provides transportation service to industrial customers that can buy volumes of gas directly from others and have such volumes transported at aggregate prices lower than Questar Gas's sales rates.  Questar Gas makes very low margins on this transportation service, but could lose customers to Kern River.

Other

Questar's "other" operations include information technology and communication services (Questar InfoComm); web-hosting and data centers (Consonus); commercial real estate management (Interstate Land); and well-head gas analysis and automation, field compression and engine maintenance (Energy Services).  Questar is refocusing attention on primary business units and has no plans to enlarge the scope of these activities.  The Company recently announced a reorganization of its information technology services to eliminate duplication and increase efficiency that will result in consolidation of base services within the parent and integrate other services in the business units.  Consonus has never fulfilled its business purpose and has significantly retrenched its operations.  Interstate Land is selling its primary parcels of commercial real estate and will be merged with another Questar entity.

Environmental Matters

See Item 3. Legal Proceedings in this report for a discussion of the Company's environmental matters.

Employees

At year-end 2003, the Company had 2,173 employees, including 1,368 in the Regulated Services group, 535 in the Market Resources group and 270 in corporate and other areas.

Executive Officers

The following individuals are serving as executive officers of the Company:

Primary Positions Held with the Company

Name

and Affiliates, Other Business Experience

Keith O. Rattie

50

Chairman (May 2003); President (February 2001); Chief Executive Officer (May 2002); Director (February 2001); Chief Operating Officer (February 2001 to May 2002); Director, most affiliates (February 2001); and Senior Vice President of the Coastal Corporation (from 1997 to January 2001).

Charles B. Stanley

45

President, Chief Executive Officer and Director, Market Resources and Market Resources subsidiaries (November 2002); Executive Vice President and Chief Operating Officer, Market Resources and Market Resources subsidiaries (February 2002 to November 2002); Executive Vice President and Director, Questar (November 2002); Senior Vice President, Questar (February 2002 to November 2002); President and Chief Executive Officer and Director, Coastal Gas International Co. (1995 to 2000); President and Chief Executive Officer of El Paso Oil and Gas Canada, Inc. (2000 to January 2002).

Alan K. Allred

53

President and Chief Executive Officer and Director, Regulated Services, Questar Gas and Questar Pipeline (May 2003); Executive Vice President, Questar (May 2003); Executive Vice President and Chief Operating Officer, Regulated Services, Questar Gas and Questar Pipeline (November 2002 to May 2003); Senior Vice President, Regulated Services, Questar Gas and Questar Pipeline (March 2002 to November 2002); Vice President, Business Development, Regulated Services, Questar Gas and Questar Pipeline (November 2000 to March 2002); Manager, Regulatory Affairs, Questar Gas and Questar Pipeline (October 1997 to November 2000); Director, Wexpro (May 2003).

S. E. Parks

52

Senior Vice President and Chief Financial Officer (March 2001); Treasurer (May 1984 to March 2004); Vice President (February 1990 to March 2001); Vice President, Treasurer, and Chief Financial Officer all affiliates except Energy Trading and Gas Management (at various dates beginning in May 1984); Director, Questar E&P (May 1996).

Connie C. Holbrook

57

Senior Vice President (March 2001); Vice President (October 1984 to March 2001); Corporate Secretary (October 1984); General Counsel (April 1999); Corporate Secretary, Questar Gas and other affiliates except Energy Trading and Gas Management (at various dates beginning in March 1982).

Glenn H. Robinson

53

President, Chief Executive Officer and Director, Questar InfoComm (August 2000); Vice President and Chief Information Officer, Questar (August 2000); Vice President and Controller, Regulated Services (January 1999 to August 2000), Questar Gas (April 1991 to August 2000), and Questar Pipeline (September 1996 to August 2000).

Brent L. Adamson

52

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

Item 2.  Properties.

Questar E&P

Reserves.  The following table sets forth Questar E&P's estimated proved reserves, the estimated future net revenues from the reserves and the standardized measure of discounted net cash flows as of December 31, 2003.  The proved reserve volumes do not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.  The reserves were collectively estimated by Ryder Scott Company; H. J. Gruy and Associates, Inc.; and Netherland, Sewell & Associates, Inc., independent petroleum engineers.  Market Resources does not have any long-term supply contracts with foreign governments, or reserves of equity investees or of subsidiaries with a significant minority interest.  All properties are located in the United States due to the sale of Canadian properties in the last half of 2002.

Estimated proved reserves Natural gas (Bcf) Oil and NGL (MMbbls)	999.2 26.6
Total proved reserves (Bcfe)	1,158.7
Proved developed reserves (Bcfe)	735.2
Estimated future net revenues before future income taxes (in thousands) (1)	$4,539,751
Standardized measure of discounted net cash flows (in thousands) (2)	$1,530,013

(1)

Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, using average year-end 2003 prices of $5.57 per Mcf for natural gas and $30.45 per barrel for oil and NGL combined, net of estimated production and development costs (but excluding the effects of general and administrative expenses; debt services; depreciation, depletion and amortization; and income tax expense.

(2)

The standardized measure of discounted net cash flows prepared by the Company represent the present value of estimated future net revenues after income taxes, discounted at 10 percent.

Estimates of proved reserves and future net revenues are made at year-end, using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the remaining life of the properties (except to the extent a contract specifically provides for escalation).  Year-end prices do not include the effect of hedging.  Estimated quantities of proved reserves and future net revenues are affected by natural gas and oil prices, which have fluctuated widely in recent years.  There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer.  The reserve data set forth in this document are estimates.

Reference should be made to Note 20 included in Item 8 of this report for additional information pertaining to the Questar's proved reserves as of the end of each of the last three years.

Market Resources will file estimated reserves as of December 31, 2003, with the Energy Information Administration in the Department of Energy on Form EIA-23.  Although Market Resources uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for all wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

The following charts illustrate Market Resources' reserve statistics for the years ended December 31, 1999 through 2003:

                Gas and Oil Reserves (Bcfe)*

Year

Year-End Reserves

Annual Production

Reserve Life (Years)

1999

   597.6

76.6

  7.8

2000

   730.1

82.3

  8.9

2001

1,184.4

85.6

13.8

2002

1,113.4

96.3

11.6

2003

1,158.7

92.8

12.5

*Does not include cost-of-service reserves managed and developed by Wexpro for Questar Gas.

Production.   The following table sets forth the net production volumes, the average sales prices per Mcf of gas, per barrel of oil and of NGL produced, and the production cost per Mcfe for the years ended December 31, 2003, 2002, and 2001, respectively.  Production costs include direct lifting costs (labor, repairs and maintenance, materials, supplies and workovers), and the costs of administration of production offices, insurance and property and severance taxes, but is exclusive of depreciation and depletion applicable to capitalized lease acquisitions, exploration and development expenditures.

Year ended December 31,
	2003	2002	2001
United States (excluding cost-of-service activities) Volumes produced and sold Gas (Bcf) Oil and NGL (MMbbls)	78.8 2.3	74.9 2.3	63.9 1.8
Average realized selling price (includes hedges) Gas (per Mcf) Oil and NGL (per bbl)	$ 3.62 23.39	$ 2.61 20.26	$ 3.21 18.14
Production costs per Mcfe Lease operating expense Production taxes	$ .49 .33	$ .51 .20	$ .55 .29
Production cost per Mcfe	$ .82	$ .71	$ .84

Year ended December 31,
	2003	2002	2001
Canada (in U.S. dollars) Volumes produced and sold Gas (Bcf) Oil and NGL (MMbbls)		4.8 .5	6.7 .7
Average realized selling price (includes hedges) Gas (per Mcf) Oil and NGL (per bbl)		$ 2.22 21.03	$ 3.25 21.98
Production costs per Mcfe Lease operating expense		$ .92	$ .74
Production cost per Mcfe		$ .92	$ .74

Cost-of Service (Wexpro-managed) Volumes produced Gas (Bcf) Oil and NGL (MMbbls)	40.1 .4	41.2 .5	37.9 .5

Productive Wells.  The following table summarizes Market Resources' productive wells as of December 31, 2003.  All of these wells are located in the United States.

  Gas

Oil

Total

Productive Wells

Gross

3,636

921

4,557

Net

1,686

499

2,185

Although many of Market Resources' wells produce both gas and oil, a well is categorized as either a gas well or an oil well based upon the ratio of gas to oil produced.  Each well completed in more than one producing zone is counted as a single well.  At the end of 2003, there were 59 gross wells with multiple completions.

Market Resources also holds numerous overriding royalty interests in gas and oil wells, a portion of which are convertible to working interests after recovery of certain costs by third parties.  After converting to working interests, these overriding royalty interests will be included in Market Resources' gross and net well count.

Leasehold Acreage.  The following table summarizes developed and undeveloped leasehold acreage in which Market Resources owns a working interest as of December 31, 2003.  "Undeveloped Acreage" includes (i) leasehold interests that already may have been classified as containing proved undeveloped reserves; and (ii) unleased mineral-interest acreage owned by the Company.  Excluded from the table is acreage in which Market Resources' interest is limited to royalty, overriding royalty and other similar interests.

Leasehold Acreage - December 31, 2003

    Developed (1)

 Undeveloped (2)

   Total

  Gross

Net

Gross

Net

Gross

Net

United States

   Arizona

-

-

480

450

480

450

   Arkansas

32,322

10,513

510

400

32,832

10,913

   California

345

113

3,390

1,240

3,735

1,353

   Colorado

146,505

99,595

199,899

101,495

346,404

201,090

   Idaho

-

-

44,174

10,642

44,174

10,642

   Illinois

172

39

14,267

3,989

14,439

4,028

   Indiana

-

-

269

235

269

235

   Kansas

134

134

16,000

3,772

16,134

3,906

   Kentucky

-

-

13,723

5,468

13,723

5,468

   Louisiana

14,436

9,186

1,267

1,114

15,703

10,300

   Michigan

169

28

6,400

1,346

6,569

1,374

   Minnesota

-

-

313

104

313

104

   Mississippi

2,862

1,902

1,095

468

3,957

2,370

   Montana

18,349

8,463

308,349

56,497

326,698

64,960

   Nevada

320

280

680

542

1,000

822

   New Mexico

83,873

66,906

35,862

14,610

119,735

81,516

   North Dakota

2,742

458

144,312

21,532

147,054

21,990

   Ohio

-

-

202

43

202

43

   Oklahoma

1,470,260

258,984

48,281

33,421

1,518,541

292,405

   Oregon

-

-

43,868

7,670

43,868

7,670

   South Dakota

-

-

204,398

107,828

204,398

107,828

   Texas

153,646

51,432

55,183

42,423

208,829

93,855

   Utah

82,357

66,135

221,879

116,865

304,236

183,000

   Washington

-

-

26,631

10,149

26,631

10,149

   West Virginia

969

115

-

-

969

115

   Wyoming

229,701

149,430

412,008

246,942

641,709

396,372

      Total

2,239,162

723,713

1,803,440

789,245

4,042,602

1,512,958

(1)

Developed acreage is acreage spaced or assignable to productive wells.

(2)

Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Substantially all the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date.  In that event, the lease will remain in effect until production ceases.  The following table sets forth the gross and net acres subject to leases summarized in the preceding table that will expire during the periods indicated:

        Acres Expiring

    Gross

   Net

Twelve Months Ending

     December 31, 2004

     77,872

  51,574

     December 31, 2005

     73,002

  47,483

     December 31, 2006

     84,787

  56,693

     December 31, 2007

     39,786

  36,387

     December 31, 2008 and later

     34,926

  23,595

Drilling Activity.  The following table summarizes the number of development and exploratory wells drilled by Market Resources, including the cost-of-service wells drilled by Wexpro, during the years indicated.

              Year Ended December 31,

Productive

Dry

2003

2002

2001

2003

2002

2001

Net Wells Completed

United States

 -Exploratory

  3.7

  0.6

 0.4

0.2

1.0

     0.4

 -Development

132.3

150.9

120.0

  9.6

2.4

  4.3

Canada

             -Exploratory

    0.5

 0.9

  1.9

 -Development

    2.3

 2.3

0.4

  0.1

Total

 -Exploratory

    3.7

    1.1

 1.3

  0.2

1.0

  2.3

 -Development

132.3

153.2

122.3

  9.6

2.8

  4.4

Gross Wells Completed

United States

 -Exploratory

  10.0

    2.0

 1.0

  2.0

1.0

  1.0

 -Development

282.0

215.0

251.0

19.0

5.0

11.0

Canada

             -Exploratory

                   1.0

    2.0

  5.0

 -Development

    9.0

 9.0

1.0

  1.0

Total

 -Exploratory

  10.0

    3.0

 3.0

  2.0

1.0

  6.0

 -Development

282.0

224.0

260.0

19.0

6.0

12.0

Gathering, Processing and Marketing

Gas Management owns 1,452 miles of gathering lines located in Utah, Wyoming, Colorado and Oklahoma.  In conjunction with these gathering facilities, Gas Management owns compression facilities, field dehydration and measuring systems.  Gas Management is a 50 percent partner in Rendezvous, which owns an additional 156 miles of gathering lines and associated field equipment.

Gas Management owns processing plants that have an aggregate daily capacity of 224 MMcf.  These plants include the Blacks Fork Plant in southwestern Wyoming that has a daily capacity of 84 MMcf and the Red Wash Plant in the Uinta Basin that has a daily capacity of 70 MMcf.

Energy Trading, through a limited liability company in which it has a 75 percent interest, owns and operates the Clear Creek gas storage facility in southwestern Wyoming.

Questar Pipeline

Questar Pipeline has a maximum capacity of 1,933 Mdth per day and firm-capacity commitments of 1,655 Mdth per day.  Questar Pipeline's transmission system includes 2,483 miles of transmission lines that interconnect with other pipelines.  Its core system includes two segments, often referred to as the northern system and southern system.  The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Elberta, Utah.  The transmission mileage figure includes lines at storage fields and tap lines used to serve Questar Gas, the 488 miles of the Southern Trails system in service that is owned by a subsidiary and the 88 miles of Overthrust Pipeline owned by subsidiaries.  The maximum daily capacity figures for Southern Trails and Overthrust are 899 Mdth and 88 Mdth, respectively.  Questar Pipeline's system ranges in size from lines that are less than four inches in diameter to the Overthrust line that is 36 inches in diameter.  Through a subsidiary, Questar Pipeline also owns and operates 210 miles comprising the western segment of the Southern Trails system.  Questar Pipeline has major compression sites, including a complex near Rock Springs, Wyoming, that compresses gas volumes from the transmission system for delivery to other pipelines, including systems that move gas volumes east.

Questar Pipeline also owns the Clay Basin storage facility in northeastern Utah, which has a capacity of 117.5 Bcf, including 53.5 Bcf of working gas, and several smaller storage aquifers in eastern Utah.  Through a subsidiary, Questar Pipeline owns a processing plant in Price, Utah, with a daily capacity of 140 MMcf and related gathering lines.

Questar Gas

Questar Gas distributes gas to customers in the major populated area of Utah, commonly referred to as the Wasatch Front, in which the metropolitan Salt Lake area, Provo, Ogden, and Logan are located.  It also serves customers throughout the state, including the cities of Price, Roosevelt, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George.  Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville and the southeastern Idaho community of Preston.  To supply these communities Questar Gas owns and operates distribution systems and has a total of 23,323 miles of street mains, service lines and interconnecting pipelines.    Questar Gas has a major operations center located in Salt Lake City, Utah, and has operations centers, field offices and service center facilities through other parts of its service area.

Other

Questar leases a 255,000 square-foot facility in downtown Salt Lake City, Utah that serves as its corporate headquarters.  Through subsidiaries, it also owns commercial real estate and two secure data centers in metropolitan Salt Lake.

ITEM 3.  LEGAL PROCEEDINGS.

There are various legal proceedings pending against the Company and its affiliates.  Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial position, operating results or liquidity.  Questar Gas's processing cost case is discussed under Item 1.  Business, "Questar Gas, Regulation" and in Note 2 to the Notes to Consolidated Financial Statements of Item 8 in this report.  Other significant cases are discussed below.

Grynberg.  Questar defendants are involved in two separate lawsuits filed by Jack Grynberg, an independent producer.  The first case, United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, Consolidated Case MDL No. 1293 (D. Wyo.) involves claims filed by Grynberg under the Federal False Claims Act and is substantially similar to other cases filed against pipelines and their affiliates that have all been consolidated for discovery and pre-trial motions in Wyoming's federal district court.  The cases involve allegations of industry-wide mismeasurement of natural gas quantities on which royalty payments are due the federal government.  The Questar defendants have been deposing Grynberg and currently plan to file a motion contending that the court has no jurisdiction over the case because Grynberg cannot satisfy the statutory requirements for jurisdiction.

The second case, Grynberg and L & R Exploration Venture v. Questar Pipeline Co., Civil No. 97CV0471 (D. Wyo.) was originally stayed pending the outcome of issues raised in other cases involving the parties.  This case involves some of the same allegations that were heard in an earlier case between the parties, e.g., breach of contract, intentional interference with a contract, and has additional claims of antitrust violations and fraud.  In June of 2001, the judge entered an order granting the motion for partial summary judgment filed by the Questar defendants dismissing the antitrust claims from the case, but has not ruled on other motions for summary judgment dealing with ratable take and fraud.

Kansas Cases.  Energy Trading is a named defendant in tandem cases pending in a Kansas district court, Price v. Gas Pipelines, No. 99C30 (Dist. Ct. Kan.) and Price v. El Paso Entities, No. 03 C 23 (Dist. Ct. Kan.).  These cases are similar to the cases filed by Grynberg, but the allegations of a conspiracy by the pipeline industry to set standards that result in the systematic mismeasurement of natural gas volumes and resulting underpayment of royalties are made on behalf of private and state lessors, rather than on behalf of the federal government.  The purported class involves all royalty owners of production from non-federal and non-Indian lands located in Kansas, Wyoming and Colorado.  Energy Trading opposes certification of the class and contends that it does not engage in any measurement activities in Kansas.  (Affiliates of Energy Trading do engage in measurement activities, but not in Kansas.)

Beaver Gas Pipeline System.  Questar E&P is a named defendant in Kaiser-Francis Oil Co. v. Anadarko Petroleum Corp., Case No. CJ-2003-66518 (Dist. Ct. Okla.).  This lawsuit was filed by its co-defendant in a prior Oklahoma case, Bridenstine v. Kaiser-Francis Oil Co.  The original lawsuit was a class action with allegations of improper royalty payments for wells connected to the Beaver Gas Pipeline System in western Oklahoma.  Questar E&P and Anadarko (as the successor to Union Pacific Resources Company) settled the lawsuit in December of 2000 by agreeing to pay a total sum of $22.5 million, of which $16.5 million was allocated to Questar E&P.  Kaiser-Francis chose not to settle and had a jury verdict in excess of $50 million (including interest and reflecting a credit for the settlement) entered against it.

In the new lawsuit, Kaiser-Francis claims express and implied indemnity against its former co-defendants and requests payment for the damages assessed against it and for its legal defense costs.  Questar E&P has asked the court to dismiss the lawsuit for failure to state a claim, or, at the very least, to transfer the case to the county in which the 2000 settlement agreement was approved and the jury trial was held.

Questar E&P is the named defendant in two other cases involving the Beaver system.  In State of Oklahoma ex. rel. Commissioners of Land Office, Case No. CJ-2002-94 (Dist. Ct. Okla.) the Oklahoma Land Office, which opted out of the class represented in the Bridenstine case, basically alleges the same claims present in such case, e.g., improper deductions for gathering fees and resulting underpayment of royalties.  The Oklahoma Tax Commission, in State of Oklahoma ex rel. State Tax Commission v. Questar Exploration and Production Co., No. W-2004-10 (Dist. Ct. Okla.), contends that Questar E&P should pay additional production taxes to reflect the settlements involving the Beaver system and another pipeline system formerly owned by Questar E&P.

Data Center Incident.  Safeway, Inc., a tenant in a data center owned and operated by Consonus, has a pending lawsuit against Consonus claiming that it suffered irreparable damage when its computer system was rendered unfit as a result of an accident that occurred at the center in February of 2002.  The case, Safeway, Inc. v. Consonus, Inc., Civil No. 2:02CV1216DS (D. Utah) is pending in Utah's federal district court.  Safeway claims that Consonus breached its contract to provide a secure facility and was negligent with respect to hiring and monitoring the activities of other named parties responsible for manufacturing the suppression equipment, designing the center, building the center and performing operations at the facility.  The total amount of the claimed damages is in excess of $12 million.

Landowner Cases.  Royalty class actions are being asserted by landowners against entities involved in the gas and oil production and marketing businesses.  The Market Resources group has been involved in several class actions involving royalty owners and believes it will continue to be the subject of additional class action cases involving similar claims.

Environmental Matters.  Questar E&P has intervened in a lawsuit that was filed by Wyoming environmental groups against the Bureau of Land Management, Wyoming Outdoor Council v. Bennett, Case No. 03-CV50-J (D. Wyo.).  The environmental groups claim that the BLM violated federal law and regulatory provisions when it approved Questar E&P's request for an exception that allowed limited drilling to be conducted during the winter of 2002-03.  (Questar E&P obtained another exception for the winter of 2003-04.)  Questar E&P contends that the BLM complied with federal regulations by taking a "hard look" at the environmental effects of granting a limited exception and by posting proper notice before taking such action.

Questar subsidiaries are listed as "responsible parties" at other sites involving hazardous wastes.  They have also received formal notices of violation or informal inquiries from state environmental agencies and the federal Environmental Protection Agency (the "EPA").  None of these sites is significant to the Questar entity involved.  With the possible exception of an enforcement action that the EPA may bring against QEP Uinta Basin (a subsidiary of Questar E&P) for violation of air permit requirements for operations on tribal lands in eastern Utah, there is no pending proceeding involving formal or informal notices of violation that includes a penalty of $100,000 or more.

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

The Company did not submit any matters to a vote of stockholders during the last quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information concerning the market for the common equity of the Company and the dividends paid on such stock is located in Note 10 of the Notes to Consolidated Financial Statements under Item 8.  As of March 5, 2004, Questar had 10,542 shareholders of record and estimates that it had an additional 30,000-35,000 beneficial holders.

ITEM 6. SELECTED FINANCIAL DATA.
	2003	2002	2001	2000	1999
	(in thousands, except per-share amounts)
Revenues	$1,463,188	$1,200,667	$1,439,350	$1,266,153	$924,219
Operating expenses
Cost of natural gas and other products sold	542,441	395,742	675,011	562,229	352,554
Operating and maintenance	284,266	284,317	270,355	251,477	221,082
Depreciation, depletion and amortization	192,382	184,952	151,735	142,491	132,164
Distribution rate-refund obligation	24,939
Other expenses	79,330	61,461	68,142	61,989	45,580
Total operating expenses	1,123,358	926,472	1,165,243	1,018,186	751,380
Operating income	$ 339,830	$ 274,195	$ 274,107	$ 247,967	$172,839

Interest and other income	$ 7,435	$ 56,667	$ 35,298	$ 39,359	$ 78,700
Write-down of investment in partnership					(49,700)
Income before accounting changes	$179,196	$170,893	$158,186	$149,477	$ 96,852
Cumulative effect of accounting changes	(5,580)	(15,297)
Net income	$173,616	$155,596	$158,186	$149,477	$ 96,852

Basic earnings per common share
Income before accounting changes	$2.17	$2.09	$1.95	$1.86	$1.17
Cumulative effect of accounting changes	(0.07)	(0.19)
Net income	$2.10	$1.90	$1.95	$1.86	$1.17

Diluted earnings per common share
Income before accounting changes	$2.13	$2.07	$1.94	$1.85	$1.17
Cumulative effect of accounting changes	(0.07)	(0.19)
Net income	$2.06	$1.88	$1.94	$1.85	$1.17

Weighted-average common shares outstanding
Used in basic calculation	82,697	81,782	81,097	80,412	82,547
Used in diluted calculation	84,190	82,573	81,658	80,915	82,676

Dividends per share	$0.78	$0.725	$0.705	$0.685	$0.67
Book value per-common share	$15.15	$13.88	$13.26	$11.79	$10.99

Total assets	$3,309,055	$3,067,850	$3,244,496	$2,472,027	$2,184,734
Net cash provided from operating activities	446,450	467,495	377,458	255,519	207,331
Capital expenditures	335,416	357,800	984,086	315,142	261,983
Capitalization
Long-term debt, less current portion	$ 950,189	$1,145,180	$ 997,423	$ 714,537	$ 735,043
Common equity	1,261,265	1,138,761	1,080,781	952,632	894,516
Total capitalization	$2,211,454	$2,283,941	$2,078,204	$1,667,169	$1,629,559

Table_of_Contents

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SUMMARY

Questar reported a 12% increase in net income to $173.6 million for 2003 compared with earnings of $155.6 million for 2002 due primarily to a 40% increase in realized prices for nonregulated natural gas production. Following is a year-to-year comparison of net income by line of business:

2003	2002	Increase (Decrease)	Percentage Change
(dollars in thousands, except per share amounts)

Market Resources	$115,990	$97,929	$18,061	18%
Natural gas transmission	30,169	32,608	(2,439)	(7%)
Natural gas distribution	20,182	32,399	(12,217)	(38%)
Corporate and other operations	7,275	(7,340)	14,615	199%
Net income	$173,616	$155,596	$18,020	12%

Earnings per common share-diluted	$2.06	$1.88	$0.18	10%

Questar Market Resources (Market Resources) net income grew 18% in 2003 over 2002 due to higher realized prices for natural gas, oil, and natural gas liquids and increased investment in gas gathering in Wyoming.   Nonregulated gas and oil production totaled 92.8 Bcfe) in 2003 compared with 96.3 Bcfe in 2002.  Market Resources’ 2002 net income reflected a $26.8 million after-tax gain from noncore-asset sales, including a Canadian exploration and production subsidiary. Production in 2002, adjusted for asset sales, amounted to 84 Bcfe.

Net income for Questar Pipeline – which conducts interstate natural gas transmission and storage – declined in 2003 compared with 2002. Increased operating expenses and lower capitalized costs for construction projects offset a 7% increase in transportation volumes and a 10% growth in revenues. Pipeline-expansion projects in recent years contributed to an increase in firm-gas transportation in 2003 compared with 2002.

Questar Gas – a retail natural gas-distribution utility – incurred a 38% drop in net income in 2003 compared with the prior-year earnings due to a $24.9 million pretax rate-refund liability, which was recorded following an adverse Utah State Supreme Court order. The court reversed an earlier decision of the Public Service Commission of Utah (PSCU) that allowed partial recovery of gas-processing costs incurred by Questar Gas from June 1999 forward. The nongas margin (revenues less gas costs) was higher and operating expenses, before the liability, were lower in 2003 compared to 2002. Questar Gas served 770,494 customers at year-end 2003, a 2.7% year-to-year growth rate.

Corporate and Other Operations reported lower income in 2003 – before a 2002 change in the method of accounting for goodwill – due to a decrease in revenues from data-processing and data-hosting businesses.  Under a new accounting rule adopted in the first quarter of 2002, goodwill related to the data-hosting business was determined to be impaired and written off.

Questar implemented an accounting change in 2003 to comply with a new accounting standard for recognizing asset-retirement obligations, reducing net income by $5.6 million or $.07 per share.  The new accounting standard requires companies to anticipate the cost of retiring certain long-lived assets when the assets are placed into service.

RESULTS OF OPERATION

Market Resources

Market Resources and subsidiaries acquire and develop gas and oil properties, develop cost-of-service reserves for an affiliated company, Questar Gas, provide gas-gathering and processing services, market equity and third-party gas and oil, provide risk-management services, and own and operate an underground gas-storage reservoir. Market Resources uses price hedges to protect earnings and cash flows from adverse commodity-price changes. Market Resources does not enter into gas- and oil-hedging contracts for speculative purposes. Following is a summary of Market Resources' financial results and operating information:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$285,118	$205,928	$226,656
Oil and natural gas-liquids sales	67,020	67,572	59,482
Cost-of-service gas operations	100,997	93,177	89,934
Energy marketing	357,346	218,832	337,845
Gas gathering, processing and other	58,527	43,614	32,480
Total revenues	869,008	629,123	746,397

Operating expenses
Energy purchases	342,476	202,132	324,124
Operating and maintenance	130,680	131,598	112,087
Depreciation, depletion and amortization	121,316	117,446	92,678
Exploration	4,498	6,086	6,986
Abandonment and impairment of gas, oil
and related properties	4,151	11,183	5,171
Production and other taxes	53,343	28,558	43,125
Wexpro settlement agreement oil income sharing	2,199	1,676	2,885
Total operating expenses	658,663	498,679	587,056
Operating income	$210,345	$130,444	$159,341

OPERATING STATISTICS
Nonregulated production volumes
Natural gas (MMcf)	78,811	79,674	70,574
Oil and natural gas liquids (Mbbl)	2,324	2,764	2,500
Total production (Bcfe)	92.8	96.3	85.6
Average daily production (MMcfe)	254	264	234

Nonregulated selling price, net to the well
Average realized selling price (including hedges)
Natural gas (Mcf)	$3.62	$2.58	$3.21
Oil and natural gas liquids (bbl)	$23.39	$20.39	$19.22

Average selling price (without hedges)
Natural gas (Mcf)	$4.17	$2.17	$3.84
Oil and natural gas liquids (bbl)	$28.47	$22.93	$23.14

Wexpro investment base at December 31, net of depreciation and deferred income taxes (in millions)	$172.8	$164.5	$161.3

Energy-marketing volumes (Mdthe)	80,196	83,816	91,791

Natural gas-gathering volumes (Mdth)
For unaffiliated customers	114,774	112,205	91,729
For Questar Gas	41,568	40,685	37,161
For other affiliated customers	46,150	38,136	27,049
Total gathering	202,492	191,026	155,939
Gathering revenue (dth)	$0.20	$0.16	$0.13

Exploration and Production Activities

Market Resources’ 2003 net income benefited from higher prices for natural gas, oil and natural gas liquids. Realized natural gas prices, net to the well, increased 40% year over year compared to 2002. Realized oil and natural gas-liquid prices, net to the well, increased 15% in 2003. A change in accounting for asset-retirement obligations reduced Questar Exploration & Production income by $4.6 million in 2003.

Two-thirds of Market Resources' annual nonregulated production is in the Rockies region.  Rockies prices increased 53% in 2003 versus 2002. Rockies prices benefited from the expansion of a regional pipeline in May 2003, which added .9 billion cubic feet per day of transportation capacity. The Rockies basis differential – measured against the NYMEX benchmark – averaged $1.93 per MMBtu from May 2002 to April 2003 and fell to $.60 per MMBtu between May and December 2003. In response to lower gas prices in 2002 the company shut-in 3.3 Bcfe of Rockies gas production. Midcontinent realized natural gas prices were 27% higher in 2003 compared with 2002.

	Year Ended December 31,
	2003	2002	2001
	(in Mcf)
Average realized gas prices by region (including hedges)
Rockies	$3.27	$2.14	$2.83
Midcontinent	4.26	3.35	3.54
Canada		2.22	3.25
Total	3.62	2.58	3.21

Market Resources capitalized on recent higher natural gas prices to hedge a significant potion of its expected 2004 production. The company has hedged 67.9 Bcf of forecasted 2004 natural gas production at $4.02 per Mcf, net to the well. Net-to-the-well prices reflect adjustments for regional basis, gathering and processing fees, and quality.

Market Resources hedged or presold approximately 70% of nonregulated gas production in 2003 at an average price of $3.38 per Mcf, net to the well. The 2003 hedges resulted in a $43.2 million revenue reduction compared with revenues that would have been realized had the company not hedged its production. About 53% of nonregulated oil production was hedged or presold at an average price of $21.80 per barrel (bbl), net to the well, resulting in an $11.8 million reduction in oil revenues. In 2002, hedging activities added $32.9 million to gas revenues and reduced oil revenues by $7 million. Market Resources hedges gas and oil production when prices are attractive to lock in acceptable returns and cash flow, and to protect against price declines. The Company believes hedging lowers risk and thus lowers cost of capital.

Natural gas-equivalent production was 4% lower in 2003 compared to the prior year due to sale of  noncore producing properties, including the company’s Canadian subsidiary, in 2002. Production was 10% higher in 2003 at 92.8 Bcfe compared with 2002 production, adjusted for property sales, of 84 Bcfe. Overall Rockies production increased 9% year over year. Midcontinent production declined 2% in 2003 due to natural decline and the sale of noncore producing properties in 2002. Following is a table showing production volumes by region:

	Year Ended December 31,
	2003	2002	2001
	(in Bcfe)
Region
Rockies	60.9	56.1	36.3
Midcontinent	31.9	32.7	38.3
Canada		7.5	11.0
Total	92.8	96.3	85.6

Market Resources expects to replace natural gas production and grow proved reserves in 2004, primarily through increased development drilling in the Rocky Mountain region, and continued development drilling in the Midcontinent region.

Market Resources completed its first full year of a program designed to drill more wells per year while reducing the environmental impact of its development activities on the Pinedale Anticline in western Wyoming. During 2003, Market Resources drilled and completed 25 gross (17.1 net) new wells at Pinedale. In addition, two wells were drilled to intermediate-casing points, and one well was drilling at year end. Market Resources’ net nonregulated Pinedale production totaled 15.2 Bcfe for 2003 compared to 8.6 Bcfe in 2002, a 76% increase.

During the winter of 2002-2003, Market Resources produced six Pinedale wells to the deeper Mesaverde Formation to assess its potential. Based on the wells’ encouraging production performance, all 2003 Pinedale wells were drilled to the Mesaverde. The success of the 25 wells drilled in 2003 demonstrate the widespread productive potential of the Mesaverde.

Also during 2003, Market Resources demonstrated that pad drilling is a technically and commercially feasible option for full development of the Pinedale Anticline. By directionally drilling up to 16 development wells from each surface location, Market Resources can develop this world-class gas accumulation while minimizing the surface disturbance and environmental impact on critical mule-deer winter rangeland. With year-round drilling, Market Resources projects that it could drill all remaining wells on its Pinedale acreage with only nine new drilling pads. The company is working with various stakeholders on a five-year study to assess the impact of winter drilling on wildlife.

Production from Market Resources’ Uinta Basin properties grew 8% to 29 Bcfe in 2003. Production data indicates well performance in some areas is falling significantly below projections made at the time the company acquired Shenandoah Energy (SEI). Current average reserves for all Wasatch Formation wells completed to date is approximately 0.8 Bcfe per well compared to predicted reserves of 1.0 to 1.2 Bcfe at the time of the acquisition. Factors causing reduced well performance include high variability of the size, quality and thickness of individual reservoirs and difficulties in optimizing the gathering system to handle the highly variable flowing wellhead pressures that exist between different age wells. Market Resources continues to adjust its reserve base to reflect performance-related revisions.

Higher realized sales prices in 2003 resulted in higher production taxes. Lease-operating expenses were lower in the 2003 period after the 2002 sale of higher-cost Canadian and other noncore properties. Depreciation, depletion and amortization rates increased in 2003 due to higher costs and lower reserves estimated in the company’s Uinta Basin properties in eastern Utah.  A comparison of costs for nonregulated production is shown in the table below.

	Year Ended December 31,
	2003	2002	2001
	(per Mcfe)

Lease-operating expense	$0.49	$0.55	$0.58
Production taxes	0.33	0.17	0.25
Lifting costs	0.82	0.72	0.83
Depreciation, depletion and amortization	0.95	0.91	0.83
General and administrative expense	0.29	0.27	0.24
Allocated-interest expense	0.23	0.27	0.21
Total	$2.29	$2.17	$2.11

Nonregulated Gas and Oil Reserves

In 2003, gas and oil reserves increased 4%, after production and sales of producing properties, to 1,159 Bcfe. Market Resources' production-replacement ratio was 149% in 2003 and 26% in 2002. Net reserve additions, revisions, purchases, and sales in place totaled 138 Bcfe in 2003 and 25 Bcfe in 2002. Market Resources’ five-year average finding cost of nonregulated reserves per Mcfe was $.84 in 2003 and $.85 in both 2002 and 2001.

Proved nonregulated reserves by major operating areas at December 31, 2003, follow:

	Bcfe	Percentage
Other Rocky Mountains
Pinedale Anticline	443.2	38%
Uinta Basin	303.3	26
Other	133.0	12
	879.5	76
Midcontinent	279.2	24
Total	1,158.7	100%

Wexpro Earnings

Wexpro earned $32.6 million in 2003 compared to $30.8 million in 2002 due to increased investment in gas-development wells, higher realized prices for oil, capitalized interest associated with construction, and lower debt expense. Wexpro manages and develops gas reserves on behalf of Questar Gas. Wexpro activities are governed by a long-standing agreement (Wexpro agreement) with the States of Utah and Wyoming. Pursuant to this agreement, Wexpro produces gas on behalf of Questar Gas and is reimbursed for incurred costs. In addition, Wexpro receives an after-tax return of approximately 19% on its net investment in commercial wells and related facilities – known as the investment base – adjusted for working capital, deferred taxes, and depreciation. Wexpro’s 2003 results included a $563,000 after-tax charge for the cumulative effect of an accounting change for asset-retirement obligations.

Gas Gathering and Processing; Gas and Oil Marketing

Net income from gas gathering and marketing operations increased 18% to $13.0 million in 2003. Gathering volumes increased 11.5 MMdth to 202.5 MMdth in 2003 as the result of increased investment in gathering facilities in the Pinedale area (one dth is equivalent to one Mcf). Market Resources’ December 2002 purchase of the remaining 50% of the Blacks Fork plant added $1.9 million to income in 2003. Pre-tax earnings from Market Resources’ 50% interest in Rendezvous Gas Services increased from $2.2 million in 2002 to $4.7 million in 2003. Rendezvous provides gas gathering services for the Pinedale/Jonah producing areas. Marketing margins – revenues less the costs to purchase gas and oil and transport gas – declined $1.8 million in 2003 due primarily to losses from long-term transportation contracts that were out of the money for much of 2003.

Natural Gas Transmission

Questar Pipeline and subsidiaries (Questar Pipeline) conduct interstate natural gas transmission, storage, processing and gathering operations. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$103,579	$93,007	$77,002
Storage	37,616	37,673	37,828
Processing	7,281	6,241	7,543
Other	8,362	5,954	2,520
Total revenues	156,838	142,875	124,893

Operating expenses
Operating and maintenance	53,249	49,593	47,244
Depreciation and amortization	26,141	22,149	15,407
Other taxes	6,352	4,948	2,920
Total operating expenses	85,742	76,690	65,571
Operating income	$71,096	$66,185	$59,322

OPERATING STATISTICS
Natural gas-transportation volumes (Mdth)
For unaffiliated customers	256,099	245,119	195,610
For Questar Gas	105,720	111,692	110,259
For other affiliated customers	26,224	6,044	6,892
Total transportation	388,043	362,855	312,761
Transportation revenue (dth)	$0.27	$0.26	$0.25

Revenues

Natural gas-transmission revenues grew 10% in 2003 compared with 2002 and 14% in 2002 compared with 2001.  Following is a summary of major changes in Questar Pipeline’s revenues:

	Change in revenues
	2002 to 2003	2001 to 2002
	(in thousands)

New transportation contracts	$4,900	$10,400
Expiration of prior transportation contracts	(2,100)	(1,900)
Eastern segment of Southern Trails in service
beginning June of 2002	8,100	7,000
Change in gas-processing revenues	1,300	(1,600)
Change in gathering revenues	500	1,500
Other	1,300	2,600
Total	$14,000	$18,000

Questar Pipeline expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2003 for deliveries to the Kern River Pipeline (owned by MidAmerican Energy) at Roberson Creek and for increased deliveries to Questar Gas customers in northern Utah. The increase in 2002 contracts shown in the above table resulted from the November 2001 start up of Main Line 104. Main Line 104 interconnects with the Kern River Pipeline in central Utah and the Questar Gas system at Payson, Utah.

Questar Pipeline began service in June 2002 on the eastern segment of the Southern Trails Pipeline, which extends from New Mexico’s San Juan basin into California.

Questar Pipeline’s transportation system is nearly fully subscribed. As of December 31, 2003, Questar Pipeline had firm-transportation contracts of 1,655,000 dth per day compared to 1,543,000 dth per day a year earlier, a 7% year-on-year increase. Both years included 80,000 dth per day capacity on the eastern segment of Southern Trails. These contracts have varying terms and lengths. Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951,000 dth per day, including 50,000 dth per day for winter-peaking service. The majority of Questar Gas’s transportation contracts extend to 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. Questar Gas has contracted for 62% of firm-storage capacity at Clay Basin for terms extending from 2008 to 2019.

Questar Pipeline subsidiary Questar Transportation Services owns a processing plant near Price, Utah that was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for 100% of the plant’s firm capacity and pays the cost of service for operating the plant. The net book value of the plant was approximately $15.4 million as of December 31, 2003.

Operating Expenses

Operating and maintenance expenses increased 7% in 2003 over 2002 following a 5% increase in 2002 over 2001. Higher expenses resulted from the startup of operations on the eastern segment of Southern Trails in June 2002. Reduced construction activity and related capitalization of labor costs resulted in higher operating expenses in 2003.  In addition, employee benefits, insurance and pipeline-inspection costs were higher in 2003. Legal expenses were higher in 2002 than 2003 because of the TransColorado Pipeline litigation described below.

Depreciation and property-tax expense increased in 2003, reflecting increased pipeline investment.  Capitalized financing costs related to construction were significantly lower in 2003.

TransColorado Litigation

Questar TransColorado, a Questar Pipeline subsidiary, sold its 50% interest in the TransColorado Pipeline  in 2002 following successful resolution of a protracted legal dispute.

Natural Gas Distribution

Questar Gas conducts natural gas-distribution operations in Utah, part of southwestern Wyoming and part of southeastern Idaho. Following is a summary of financial results and operating information:

	Year Ended December 31,
	2003	2002	2001
	( in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$552,773	$521,716	$618,451
Industrial sales	45,279	44,488	56,200
Industrial transportation	7,108	7,222	7,233
Other	15,835	22,085	22,229
Total revenues	620,995	595,511	704,113
Cost of natural gas sold	394,523	370,294	498,545
Margin	226,472	225,217	205,568
Operating expenses
Operating and maintenance	100,279	105,544	103,427
Rate-refund obligation	24,939
Depreciation and amortization	40,126	39,771	35,030
Other taxes	9,743	9,548	8,729
Total operating expenses	175,087	154,863	147,186
Operating income	$ 51,385	$ 70,354	$ 58,382

OPERATING STATISTICS
Natural gas volumes (Mdth)
Residential and commercial sales	84,393	90,796	83,650
Industrial sales	9,613	10,729	10,684
Industrial transportation	38,341	46,459	54,624
Total industrial	47,954	57,188	65,308
Total deliveries	132,347	147,984	148,958

Natural gas revenue (dth)
Residential and commercial	$6.55	$5.75	$7.39
Industrial sales	4.71	4.15	5.26
Industrial transportation	0.19	0.16	0.13
System natural gas cost (dth)	$4.13	$3.14	$4.92
Heating degree days – colder (warmer) than Normal	(7%)	8%	(1%)
Temperature-adjusted usage per customer (dth)	118.9	117.4	119.3
Customers at December 31,
Residential and commercial	769,256	748,842	730,579
Industrial	1,238	1,286	1,321
Total customers	770,494	750,128	731,900

Revenues less cost of natural gas sold (margin)

Questar Gas's margin increased by 1% in 2003 compared with 2002 and 10% in 2002 compared with 2001.  Following is a summary of major changes in Questar Gas's margin:

	Change in margin
	2002 to 2003	2001 to 2002
	(in thousands)

General rate case	$11,200
New customers	1,800	$4,800
Change in usage per general-service customer	4,300	(3,900)
Estimated impact of warmer-than-normal weather	(1,900)
2002 customer contributions in excess of general-
rate-case amount	(5,600)	5,600
2002 recovery of gas-processing costs	(3,800)	3,800
Recovery of gas-cost portion of bad-debt costs	(1,500)	3,800
Change in gas costs recovered through general
rate case	(2,100)	1,600
Other	(1,100)	3,900
Total	$1,300	$19,600

Effective December 30, 2002, the PSCU approved an $11.2 million general-rate increase and an 11.2% allowed return on equity. The PSCU based the increase on November 2002 rate base, operating costs and usage per customer.

At year-end 2003 Questar Gas was serving 770,484 customers.  Customers growth remained above national averages at 2.7% in 2003, 2.5% in 2002 and 3.9% in 2001.  Housing construction in Utah remained strong, driven by low mortgage-interest rates. Usage per general-service customer, adjusted for normal temperatures, increased 1% in 2003 compared with declines of 2% in 2002 and 5% in 2001. The company believes that usage per customer will decline in 2004 as consumers respond to higher natural gas prices.

Weather, as measured in degree days, was 7% warmer than normal in 2003 compared with 8% colder than normal in 2002. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations. However, weather was significantly warmer than normal during September and October 2003, and the company did not fully recover nongas-related costs during the period. This reduced the margin by approximately $1.9 million.

Questar Gas’s 2002 results included $3.8 million of recovery of previously denied 1999 gas-processing costs. The PSCU’s 2002 order allowing the recovery of gas-processing costs is part of a continuing dispute, discussed below.

The company’s 2002 results also included revenues of $5.6 million due to upfront contributions from customers in addition to the amount included in general rates. Accounting for customer contributions changed beginning in 2003 as a result of the 2002 Utah general rate case. Customer contributions are now recorded as a reduction of investment instead of revenues.

Beginning in 2002, the gas-cost portion of bad debts was recovered from customers through the purchased-gas-adjustment account, increasing the 2002 margin by $3.8 million. A decline in bad debts during 2003 reduced the margin by $1.5 million.

Industrial deliveries declined 16% in 2003 following a 12% decline in 2002. Lower power-generation requirements caused 2003 industrial volumes to drop below 2002 levels. The 2002 decline from 2001 was due to lower volumes used in the manufacturing and power-generation sectors.

Operating Expenses

Operating and maintenance expenses declined 5% in 2003 compared with 2002 due to lower information- technology and bad-debt expenses partially offset by higher labor and labor-overhead costs. Operating and maintenance expenses increased 2% in 2002 over 2001 primarily because of higher bad-debt expense.

The Utah Supreme Court issued an order in August 2003 reversing PSCU decisions in 2000 and 2002. The PSCU in August 2000 permitted Questar Gas to collect $5 million per year to recover a portion of the costs of processing certain gas volumes. The processing enables low-Btu gas entering Questar Gas’s system to burn safely and efficiently. In August 2002, the PSCU allowed an additional $3.8 million of recovery from a previous period. As a result of the 2003 Utah Supreme Court order, Questar Gas recorded a $24.9 million before-tax liability in 2003. The liability reflects a potential refund of gas processing costs collected in rates from June of 1999 through December of 2003 plus interest. To protect customer safety, the company must continue to operate the plant.  Therefore, the company believes past and future costs of gas processing are recoverable in rates.  The company expects to resolve this dispute in 2004.

Depreciation expense increased 1% in 2003 over 2002 after increasing 14% in 2002 over 2001. The 2002 increase was a result of capital expenditures, primarily for information systems.

Corporate and Other Operations

This reporting segment includes noncore investments in information-technology related businesses,  unregulated energy services and corporate activities.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING INCOME
Revenues	$48,113	$50,225	$73,838

Operating expenses
Cost of products sold	4,651	6,367	28,153
Operating and maintenance	30,416	29,922	38,792
Depreciation and amortization	4,799	5,586	6,396
Amortization of goodwill			2,224
Other taxes	1,243	1,138	1,211
Total operating expenses	41,109	43,013	76,776
Operating income (loss)	$ 7,004	$ 7,212	($ 2,938)

Revenues

Revenues decreased 4% in 2003 compared with 2002 with the company’s exit from the equipment-resale business. Gross margin on products and services sold amounted to $3.1 million in 2003, $2.5 million in 2002 and $5.4 million in 2001. In addition, pricing for intercompany information-technology services was restructured at reduced rates.

Operating expenses

Operating and maintenance expenses increased 2% in 2003 compared with 2002 primarily in response to higher rent charges.

In mid-year 2003, the company acquired the minority-shareholder interests of Consonus, the data-center hosting business, which became a wholly owned subsidiary of Questar InfoComm.

Consolidated Operating Results After Operating Income

Interest and Other Income

Gains from sales of properties and securities and capitalization of construction-financing costs accounted for the high levels of interest and other income in 2002 and 2001 compared with 2003. Details of interest and other income are below:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Net gain (loss) from sales of properties and
Securities	($525)	$43,683	$21,765
Interest income and other earnings	4,021	6,067	3,252
Allowance for other funds used during
construction (capitalized finance costs)	1,125	3,516	5,481
Return earned on working-gas inventory
And purchased-gas-adjustment account	2,814	3,401	4,800
Total	$7,435	$56,667	$35,298

Earnings of Unconsolidated Affiliates

Rendezvous Gas Services' income increased in 2003 due to higher volumes and rates. A Market Resources subsidiary is a 50% owner in Rendezvous, which provides gas-gathering services for the Pinedale/Jonah producing area of western Wyoming. The company's share of earnings from TransColorado, Overthrust and Blacks Fork is included in the 2002 and 2001 results. The company sold its TransColorado Pipeline interest in 2002. Also, the company became sole owner of Overthrust Pipeline and the Blacks Fork processing plant in the fourth quarter of 2002.

Debt Expense

Lower debt balances and variable-interest rates resulted in lower debt expense in 2003 compared with 2002. In 2002, the Company applied approximately $250 million from asset sales to repay debt that was used to finance a mid-2001 acquisition of gas and oil reserves and related facilities. In addition, Questar Gas replaced higher-cost fixed-rate debt with lower-cost fixed-rate debt in 2003.

Income Taxes

The effective combined federal, state and foreign income tax rate was 36.4% in 2003, 34.8% in 2002 and 35.8% in 2001. The Section 29 income tax credit associated with production of nonconventional fuels expired December 31, 2002. The nonconventional-fuel credits amounted to $6.6 million in 2002 and $6.8 million in 2001.

Cumulative Effect of Changes in Accounting Methods

On January 1, 2003, the Company adopted a new accounting rule, SFAS 143, "Accounting for Asset Retirement Obligations" and recorded a cumulative effect that reduced net income by $5.6 million, or $.07 per diluted common share. Accretion expense associated with SFAS 143 amounted to $2.3 million in 2003. A year earlier, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," that resulted in impairment of the goodwill acquired by Consonus. Consonus wrote off $17.3 million of goodwill, of which $15.3 million, or $.19 per diluted common share, was Questar InfoComm's share, and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2.0 million was attributed to minority shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Net income	$173,616	$155,596	$158,186
Noncash adjustments to net income	296,725	261,434	179,818
Changes in operating assets and liabilities	(23,891)	50,465	39,454
Net cash provided from operating activities	$446,450	$467,495	$377,458

Net cash provided from operating activities decreased 5% in 2003 compared with 2002 due primarily to changes in operating assets and liabilities. Higher gas costs resulted in increased investment in receivables, inventories and hedging collateral deposits in 2003.

Investing Activities

Capital spending amounted to $335.4 million in 2003. The details of capital expenditures in 2003 and 2002, and a forecast for 2004 are as follows:

	Year Ended December 31,
	2004 Forecast	2003	2002
		(in thousands)
Market Resources
Drilling and other exploration	$ 16,300	$ 11,055	$ 5,966
Development drilling	157,600	146,608	112,173
Wexpro development drilling	31,500	33,028	24,065
Reserve acquisitions		2,492	65
Production	14,800	9,687	14,191
Gathering and processing	21,400	31,448	31,407
Storage	500	333	40
General	3,800	3,480	1,453
	245,900	238,131	189,360
Natural gas transmission
Transmission system	43,000	17,883	13,007
Storage	2,200	1,286	12,200
Southern Trails Pipeline	1,100	121	63,630
Gathering and processing	200	500	3,918
General	4,500	2,564	2,343
	51,000	22,354	95,098
Natural gas distribution
Distribution system and customer additions	55,000	47,638	54,855
General	27,800	23,885	14,550
	82,800	71,523	69,405
Corporate and Other Operations	35,000	3,408	3,937
Total capital expenditures	$414,700	$335,416	$357,800

Market Resources

Market Resources increased its investment in the Pinedale Anticline development project in 2003. Market Resources plans to drill and complete 30 wells at Pinedale in 2004 compared to 25 in 2003, and an average of about 15 wells per year in the 2000-2002 periods. In 2003, Market Resources participated in 352 wells (146 net), resulting in 136 net successful gas and oil wells and 10 net dry or abandoned wells. The net drilling-success rate was 93% in 2003. There were 39 gross wells in progress at year end. In 2003, the company invested $14.8 million in the Rendezvous partnership.

Natural gas transmission

During 2003, Questar Pipeline completed Tie Line 112, which increased delivery capacity to Questar Gas. Questar Pipeline also completed an interconnection with Kern River at Roberson Creek, which increased delivery capacity into that pipeline.

Natural gas distribution

During 2003, Questar Gas added 744 miles of main, feeder and service lines to provide service to 20,366 new customers.

Corporate and Other Operations

The 2004 forecast includes $25 million of yet-to-be-defined capital expenditures.

Financing Activities

Net cash flow provided from operating activities exceeded the sum of net capital expenditures and dividends by $57.5 million in 2003 and $331.0 million in 2002. The Company used surplus cash flow generated from operations to repay debt. Market Resources paid down its revolving debt by $145 million, and Questar Gas refinanced $105 million of higher-cost debt in 2003. In 2002, the Company generated more than $250 million of cash through the sale of noncore assets and used the proceeds to repay debt resulting from a 2001 acquisition of reserves and related assets.

Questar's consolidated capital structure consisted of 47% combined short- and long-term debt and 53% common shareholders' equity at December 31, 2003. A year earlier debt represented 51% and shareholders’ equity 49% of capitalization. Ratings of senior-unsecured debt as of December 31, 2003, were as follows:

	Moody’s	Standard & Poor’s
Market Resources	Baa3	BBB+
Questar Pipeline	A2	A+
Questar Gas	A2	A+
Questar – short term	P2	A1

Short-term borrowings amounted to $105.5 million of loans from banks at December 31, 2003, compared with $49 million a year earlier. The weighted-average interest rate on short-term debt balances at December 31 was 1.11% in 2003 and 1.62% in 2002. Questar commercial-paper borrowings are backed by short-term line-of-credit arrangements. The Company's lines-of-credit capacity as of December 31, 2003, was $210 million. Market Resources has an unrated commercial-paper program with a $100 million capacity. The subsidiary’s commercial-paper borrowings are limited to and supported by available capacity on its existing revolving-credit facility.

Questar has an effective shelf-registration statement filed with the Securities and Exchange Commission to issue common equity or mandatory-convertible securities to fund an acquisition, although there is no current plan to issue securities under this filing.

The Company typically has negative net working capital at December 31 because of short-term borrowing. The borrowing is seasonal and generally peaks at the end of the year because of the lag in customer receivables related to cold-weather gas purchases for distribution customers.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Questar enters into a variety of contractual cash obligations and other commitments. The following table summarizes the Company's significant contractual cash obligations:

	Payments Due by Year
	Total	2004	2005-2006	2007-2008	After 2008
	(in millions)

Long-term debt	$1,005.5	$ 55.0		$311.3	$639.2
Gas-purchase contracts	192.5	132.1	$60.4
Transportation contracts	48.1	4.3	8.6	8.2	27.0
Operating leases	49.4	5.0	9.8	8.7	25.9
Total	$1,295.5	$196.4	$78.8	$328.2	$692.1

Critical Accounting Policies, Estimates and Assumptions

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

Successful-Efforts Accounting for Gas and Oil Operations

The Company follows the successful-efforts method of accounting for gas- and oil-property acquisitions, exploration, development and production activities. Under this method, the acquisition costs of proved and unproved properties, successful exploratory wells and development wells are capitalized. Other exploration costs, including geological and geophysical costs, the costs of carrying unproved property and unsuccessful exploratory-well costs are expensed. Costs to operate and maintain wells and field equipment are expensed as incurred.

The costs of unproved properties are generally combined and amortized over the expected holding period for such properties. Individually significant unproved properties are periodically reviewed for impairment. Net capitalized costs of unproved properties are reclassified as proved property when related proved reserves are determined or charged against the impairment allowance when abandoned.

Capitalized proved-property-acquisition costs are amortized by field using the unit-of-production method based on proved reserves. Capitalized exploratory-well and development costs are amortized similarly by field based on proved-developed reserves. The calculation takes into consideration estimated future equipment dismantlement, surface restoration and property-abandonment costs, net of estimated equipment-salvage values. Other property and equipment is generally depreciated using the straight-line method over estimated useful lives or the unit-of-production method for certain processing plants. A gain or loss is generally recognized only when an entire field is sold or abandoned, or if the unit-of-production amortization rate would be significantly affected.

The Company engages independent consultants to prepare estimates of the nonregulated proved gas and oil reserves. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available.

Long-lived assets are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated on a field-by-field basis. If the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value which is determined using discounted future net revenues.

Wexpro Agreement

Wexpro’s operations are subject to the terms of the Wexpro Agreement.  The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas’s utility operations to share in the results of Wexpro’s oil-development operations and the rate of return that Wexpro will earn for managing Questar Gas’s reserves. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Utah Supreme Court in 1983 (See Item 8, Note 17).

Accounting for Derivatives

The Company uses derivative instruments, typically fixed-price swaps, to hedge against a decline in the average selling prices of its gas and oil production. Accounting rules for derivatives require that these instruments be marked to fair value at the balance-sheet reporting date. The difference between fair value and carrying value is reported either in net income or comprehensive income depending on the structure of the derivatives. The Company has structured virtually all energy-derivative instruments as cash-flow hedges as defined in SFAS 133 as amended. Changes in the fair value of cash-flow hedges are recorded on the balance sheet and in comprehensive income or loss until the underlying gas or oil is produced. When a derivative is terminated before its contract expires, the associated gain or loss is recognized as income over the life of the previously hedged production.

Revenue Recognition

Revenues are recognized in the period that services are provided or products are delivered.  The Company’s exploration and production operations use the sales method of accounting for gas, oil and NGL revenues, whereby revenue is recognized on all gas, oil and NGL sold to purchasers. A liability is recorded to the extent that the Company has an imbalance in excess of its share of remaining reserves in an underlying property.  Revenues and prices for gas, oil, and NGL are reported on a “net-to-the-well” basis after adjustments for regional basis, gathering and processing fees, and quality.

Rate Regulation

Regulatory agencies establish rates for the storage, transportation, distribution and sale of natural gas.  The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas and Questar Pipeline follow SFAS 71, "Accounting for the Effects of Certain Types of Regulation,” that requires the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The Federal Energy Regulatory Commission (FERC), PSCU and PSCW have accepted the recording of regulatory assets and liabilities.

Recording of Unbilled Revenues

Questar Gas records revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The company estimates revenues for the period from the date the bills are sent to customers to the end of the month. The estimates are reconciled on an annual basis in the summer when customers’ gas bills are at their lowest amount. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses.

Weather Normalization

Questar Gas’s tariff provides for monthly adjustments to customer charges to approximate the impact of normal temperatures on nongas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled on an annual basis in the summer to agree with the amount billed to customers. This accounting treatment has been accepted by the PSCU and PSCW.

Group Depreciation

Both Questar Gas and Questar Pipeline use group depreciation for the majority of their fixed assets.  Under this policy, assets are depreciated in groups of similar assets rather than on an individual-asset basis. When an asset is retired, the original cost and a like amount of accumulated depreciation are removed from the books. The method typically increases depreciation expense over what would be recognized under the individual-asset method, and eliminates gains and losses when a group-depreciated asset is retired. Assets that can be separately identified, such as buildings, vehicles and computers, are depreciated on an individual-asset basis. The FERC, PSCU and PSCW have accepted the use of group depreciation.

Employee Benefit Plans

Independent consultants hired by the Company use actuarial models to calculate the yearly expenses of pension, postretirement benefits and benefit payments to recipients of a long-term disability program. The models consider mortality estimations, liability discount rates, return on investments, rate of increase of compensation, amortizing gain or loss from investments and medical-cost trend rates among the key factors. Management makes assumptions based on parameters and advice from the consultants. The Company's general policy is to make contributions to the pension fund approximately equal to the yearly expense.

Questar recorded an additional minimum pension liability of $28.7 million, a $14.7 million intangible pension asset and an after-tax comprehensive loss of $8.7 million as of December 31, 2003 related to its defined pension benefit plans. In 2001 and 2002, a decrease in the fair value of pension-plan assets, combined with a lower benefit-liability discount rate, caused the calculated accumulated-benefit obligation to exceed the fair value of the pension plan's assets. The condition can be remedied by an increase in fair value of assets, an increase in the benefit-liability discount rate and/or through additional Company contributions. The Company has no plans to materially increase the amount of its pension contributions in the near future. Improved returns on pension-plan assets in 2003 reduced the additional minimum pension liability.

Recent Accounting Developments

The Securities and Exchange Commission has requested that the Financial Accounting Standards Board review the applicability of certain provisions of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." For a discussion of recent accounting developments, see disclosures in Item 8, Note 1.

Table_of_Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar’s primary market-risk exposures arise from commodity-price changes for natural gas, oil and other hydrocarbons and volatility in interest rates. A Market Resources subsidiary has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources bears the risk associated with commodity-price changes and uses gas- and oil-price hedging arrangements in the normal course of business to limit the risk of adverse price movements. However, these same arrangements typically limit future gains from favorable price movements. The hedging contracts exist for a significant share of Market Resources-owned gas and oil production and for a portion of gas- and oil-marketing transactions.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Natural gas-and-oil-price hedging support Market Resources’ earnings and cash flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by Market Resources’ Board of Directors. The company intends to hedge up to 100% of forecast production from proved-developed reserves when prices are attractive. Proved-developed production represents production from existing wells. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves. Hedges are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Gas hedges are structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness.

That portion of hedges no longer deemed effective is immediately recognized in the income statement. The ineffective portion of hedges was not significant in 2003, 2002 and 2001.

As of December 31, 2003, approximately 80% of forecast 2004 gas production is hedged at an average price of $4.02 per Mcf, net to the well. Hedges are more heavily weighted to the Rockies to reduce basis risk and to protect returns on capital. In addition, Market Resources could curtail production if prices drop below levels necessary for profitability.

Market Resources enters into commodity-price-hedging arrangements with several banks and energy-trading firms. Generally, the contracts allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. In some contracts, the amount of credit allowed before Market Resources must post collateral varies depending on the credit rating assigned to Market Resources’ debt. At Market Resources’ current credit ratings, the credit available from each counterparty ranges between $5 million and $20 million, depending on the agreement.  In cases where this arrangement exists, if Market Resources' credit ratings fall below investment grade (BBB- by Standard & Poor’s or Baa3 by Moody’s), counterparty credit generally falls to zero. The company maintains lines of credit to cover potential collateral calls. Collateral required at December 31, 2003, was $9.1 million.

A summary of Market Resources’ hedging positions for equity production as of February 18, 2004, is shown below. Prices are net to the well. Currently, all hedges are fixed-price swaps with creditworthy counterparties, which allows the company to achieve a known price for a specific volume of production delivered into a regional sales point, i.e., incorporating a known basis. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

#

	Rocky			Rocky
Time periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
	Gas (in Bcf)			Average price per Mcf, net to the well

First half of 2004	22.8	12.0	34.8	$3.79	$4.53	$4.05
Second half of 2004	21.0	12.1	33.1	3.69	4.53	3.99
12 months of 2004	43.8	24.1	67.9	3.74	4.53	4.02

First half of 2005	13.1	7.7	20.8	$3.84	$4.44	$4.06
Second half of 2005	13.3	7.9	21.2	3.84	4.44	4.06
12 months of 2005	26.4	15.6	42.0	3.84	4.44	4.06

	Oil (in Mbbl)			Average price per Bbl, net to the well
First half of 2004	290	75	365	$30.74	$31.39	$30.87
Second half of 2004	276	92	368	30.50	31.39	30.73
12 months of 2004	566	167	733	30.62	31.39	30.80

Market Resources held gas-price-hedging contracts covering the price exposure for about 148.1 million dth of gas as of December 31, 2003.  At December 31, 2003, all oil-price-hedging contracts had expired.  Early in 2004 oil-hedging opportunities at attractive prices allowed Market Resources to hedge oil prices covering 733,000 barrels of oil. A year earlier Market Resources’ hedging contracts covered 85.2 million dth of natural gas and 1.1 million barrels of oil.  The company does not hedge the price of natural gas liquids.

A reconciliation of the activity for the fair value of hedging contracts for the 12 months ended December 31, 2003, is shown below. The reconciliation incorporates the valuation of financial and physical contracts.

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2002	($20,661)
Contracts realized or otherwise settled	15,621
Increase in gas and oil prices on futures markets	(17,747)
Contracts added since December 31, 2002	(26,311)
Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2003	($49,098)

A vintaging of the net fair value of gas-hedging contracts as of December 31, 2003, is shown below.  About 99% of all contracts will settle and be reclassified from other comprehensive income in the next 12 months.

(in thousands)

Contracts maturing by December 31, 2004	($49,074)
Contracts maturing between December 31, 2004, and December 31, 2005	(14)
Contracts maturing between December 31, 2005, and December 31, 2006	2
Contracts maturing after December 31, 2006	(12)
Net fair value of gas- and oil-hedging contracts at December 31, 2003	($49,098)

Market Resources’ mark-to-market valuation of gas and oil price-hedging contracts plus a sensitivity analysis follows:

	As of December 31,
	2003	2002
	(in millions)

Mark-to-market valuation – asset (liability)	($49.1)	($20.7)
Value if market prices of gas and oil decline by 10%	1.3	(22.2)
Value if market prices of gas and oil increase by 10%	(99.5)	(19.1)

OTHER INFORMATION

Western Segment of Questar Southern Trails Pipeline

Questar has invested approximately $52 million in the western segment of the Southern Trails Pipeline, which extends from the California-Arizona border to Long Beach. This investment consists of an allocation of the original price of the 16-inch-diameter line, relocation costs, and engineering costs.

Questar has been actively pursuing various alternatives for the western segment including selling the pipeline and completing the conversion of the former liquids pipeline for natural gas service. Active discussions are being held with a party interested in acquiring the pipeline and completing the conversion to gas service. Questar intends to complete the sale of the pipeline during 2004. If not, Questar will continue to pursue other alternatives, including conducting an open season to determine market support for putting the pipeline into natural gas service.

Federal Energy Regulatory Commission (FERC) – Order No. 2004 on Standards of Conduct for Transmission Providers

In November 2003, the FERC issued final rules on "nondiscriminatory" standards when dealing with affiliated energy companies. The initial Notice of Proposed Rule Making (NOPR) would have included affiliated local-distribution companies (LDCs), such as Questar Gas, in the marketing-affiliate regulations. The final rule exempts LDCs from the regulations as long as they do not engage in off-system sales. As a policy, Questar Gas does not make off-system sales. Questar does not believe that the final order will have a significant impact on its operating costs.

FERC Rule on Quarterly Financial Reporting

The FERC issued a Rule on Quarterly Financial Reporting and Revision to the Annual Reports.  The Rule, among other issues, requires a new quarterly filing of financial statements. The FERC has not previously required quarterly statements. The added burden of preparing quarterly reports for the FERC is not expected to significantly increase operating costs.

Questar Gas Energy-Price-Risk Management

Questar Gas pursues some hedging activities to mitigate energy-price volatility for gas-distribution customers. The benefits and the costs of hedging are included in the purchased-gas-adjustment account. Questar Gas records mark-to-market adjustments for hedging contracts in the purchased-gas-adjustment account. Questar Gas had one minor gas-purchase hedge in place at December 31, 2003.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from those companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts as of the date of this report. Questar Pipeline’s largest customers, other than Questar Gas, include Chevron-Texaco, Williams Energy Services, ConocoPhillips and Dominion Exploration and Production.

Market Resources requests credit support and, in some cases, prepayment from companies with unacceptable credit risks. Market Resources' five largest customers are BP Energy Company, Sempra Energy Trading Corporation, Oneok Energy Marketing, Virginia Power Energy, and Coral Energy Resources LP. Transactions with these five companies accounted for 24% of Market Resources revenues in 2003 and were current on their accounts as of the date of this report.

Interest-Rate Risk Management

The Company had $950.5 million of fixed-rate long-term debt at December 31, 2003.  The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The fair value of Questar's long-term debt amounted to $1.1 billion at December 31, 2003. The Company had $1.1 billion of long-term debt at December 31, 2002, of which $945.5 million was fixed-rate debt. The fair value of Questar's long-term debt amounted to $1.3 billion at December 31, 2002. If interest rates declined 10%, fair value would increase to $1.2 billion in 2003 and $1.3 billion in 2002 and interest paid on variable-rate long-term debt would decrease about $400,000. The sensitivity calculations do not represent the cost to retire the debt securities. The book value of variable-rate debt approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Report of Independent Auditors

Consolidated Statements of Income, three years ended December 31, 2003

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Common Shareholders' Equity, three years ended

December 31, 2003

Consolidated Statements of Cash Flows, three years ended December 31, 2003

Notes to Consolidated Financial Statements

Financial Statement Schedules:

For the three years ended December 31, 2003

            Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Auditors

Shareholders and Board of Directors

Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 3 and 7 to the financial statements, Questar Corporation and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.

Salt Lake City, Utah

February 10, 2004

Table_of_Contents

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
REVENUES
Market Resources	$ 751,502	$ 522,476	$ 645,867
Natural gas transmission	74,981	66,275	49,402
Natural gas distribution	618,791	593,835	701,150
Corporate and other operations	17,914	18,081	42,931
TOTAL REVENUES	1,463,188	1,200,667	1,439,350

OPERATING EXPENSES
Cost of natural gas and other products sold	542,441	395,742	675,011
Operating and maintenance	284,266	284,317	270,355
Depreciation, depletion and amortization	192,382	184,952	151,735
Distribution rate-refund obligation	24,939
Exploration	4,498	6,086	6,986
Abandonment and impairment of gas,
oil and related properties	4,151	11,183	5,171
Production and other taxes	70,681	44,192	55,985
TOTAL OPERATING EXPENSES	1,123,358	926,472	1,165,243
OPERATING INCOME	339,830	274,195	274,107
Interest and other income	7,435	56,667	35,298
Earnings from unconsolidated affiliates	5,008	11,777	159
Minority interest	222	501	1,725
Debt expense	(70,736)	(81,121)	(64,833)
INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT	281,759	262,019	246,456
Income taxes	102,563	91,126	88,270
INCOME BEFORE CUMULATIVE EFFECT	179,196	170,893	158,186
Cumulative effect of accounting change for asset-
retirement obligations, net of income taxes of $3,331	(5,580)
Cumulative effect of accounting change for goodwill,
net of $2,010 attributed to minority interest		(15,297)
NET INCOME	$173,616	$155,596	$158,186

BASIC EARNINGS PER COMMON SHARE
Income before cumulative effect	$ 2.17	$ 2.09	$ 1.95
Cumulative effect	(0.07)	(0.19)
Net income	$ 2.10	$ 1.90	$ 1.95

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect	$ 2.13	$ 2.07	$ 1.94
Cumulative effect	(0.07)	(0.19)
Net income	$ 2.06	$ 1.88	$ 1.94
Weighted-average common shares outstanding
Used in basic calculation	82,697	81,782	81,097
Used in diluted calculation	84,190	82,573	81,658

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2003	2002
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$13,905	$21,641
Accounts receivable, net	199,378	154,498
Unbilled gas accounts receivable	49,722	39,788
Hedging collateral deposits	9,100
Fair value of hedging contracts	3,861	3,617
Inventories, at lower of average cost or market
Gas and oil storage	40,305	29,666
Materials and supplies	12,184	10,679
Prepaid expenses and other	16,356	15,008
Purchased-gas adjustments	552
Deferred income taxes – current		5,047
TOTAL CURRENT ASSETS	345,363	279,944

NET PROPERTY, PLANT AND EQUIPMENT	2,768,529	2,617,798

INVESTMENT IN UNCONSOLIDATED AFFILIATES	36,393	23,617

OTHER ASSETS
Goodwill	71,260	71,133
Regulatory assets	37,839	30,846
Intangible pension asset	14,652	16,911
Other noncurrent assets	35,019	27,601
TOTAL OTHER ASSETS	158,770	146,491

	$3,309,055	$3,067,850

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2003	2002
	(in thousands)
CURRENT LIABILITIES
Short-term debt	$105,500	$49,000
Accounts payable and accrued expenses
Accounts and other payables	181,012	159,485
Production and other taxes	40,124	28,179
Distribution rate-refund obligation	24,939
Federal income taxes	8,515	9,854
Interest	15,155	16,418
Deferred income taxes – current	210
Total accounts payable and accrued expenses	269,955	213,936
Fair value of hedging contracts	52,959	24,278
Purchased-gas adjustments		13,282
Current portion of long-term debt	55,011	10
TOTAL CURRENT LIABILITIES	483,425	300,506

LONG-TERM DEBT, less current portion	950,189	1,145,180

DEFERRED INCOME TAXES	442,839	377,717

DEFERRED INVESTMENT-TAX CREDITS	4,166	4,565

OTHER LONG-TERM LIABILITIES	66,332	48,166

ASSET-RETIREMENT OBLIGATIONS	61,358

PENSION LIABILITY	31,617	42,930

MINORITY INTEREST	7,864	10,025

COMMON SHAREHOLDERS' EQUITY
Common stock - without par value; 350,000,000
shares authorized; 83,233,951 outstanding at
December 31, 2003, and 82,053,760 outstanding
at December 31, 2002.	324,783	298,718
Retained earnings	977,780	868,702
Accumulated other comprehensive loss	(41,298)	(28,659)
TOTAL COMMON SHAREHOLDERS' EQUITY	1,261,265	1,138,761

	$3,309,055	$3,067,850

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
				Accumulated
				Other	Compre-
	Common Stock		Retained	Comprehensive	hensive
	Shares	Amount	Earnings	Income (loss)	Income
	(dollars in thousands)

Balances at January 1, 2001	80,818,274	$268,630	$671,415	$12,587
Issuance of common stock	1,148,080	21,371
Purchase of common stock	(442,947)	(12,488)
2001 net income			158,186		$158,186
Dividends paid ($.705 per share)			(57,193)
Income tax benefit associated with exercise of
nonqualified options and premature dispositions		2,839
Amortization of restricted stock		1,945
Other comprehensive income
Cumulative effect of accounting change for
energy hedges, net income taxes of $41,624				(79,376)	(79,376)
Change in unrealized gain on energy hedges
Net of income taxes of $57,048				105,295	105,295
Unrealized loss on securities available for sale,
Net of income taxes of $6,565				(10,595)	(10,595)
Unrealized loss on interest rate swaps,
Net of income taxes of $235				(392)	(392)
Foreign currency translation adjustment,
Net of income taxes of $1,304				(1,443)	(1,443)
Balances at December 31, 2001	81,523,407	282,297	772,408	26,076	$171,675
Issuance of common stock	590,822	9,151
Purchase of common stock	(60,469)	(1,594)
2002 net income			155,596		$155,596
Dividends paid ($.725 per share)			(59,302)
Income tax benefit associated with exercise of
nonqualified options and premature dispositions		1,642
Adjustment of minority interest		6,093
Amortization of restricted stock		1,129
Other comprehensive income
Change in unrealized loss on energy hedges
net of income taxes of $25,651				(42,799)	(42,799)
Minimum pension liability, net of income
taxes of $7,296				(11,779)	(11,779)
Unrealized loss on securities available for sale,
net of income taxes of $2,005				(3,237)	(3,237)
Unrealized gain on interest-rate swaps,
net of income taxes of $235				392	392
Foreign currency translation adjustment,
net of income taxes of $2,375				2,688	2,688
Balances at December 31, 2002	82,053,760	298,718	868,702	(28,659)	$100,861
Issuance of common stock	1,293,439	21,855
Purchase of common stock	(113,248)	(3,462)
2003 net income			173,616		$173,616
Dividends paid ($.78 per share)			(64,538)
Income tax benefit associated with exercise of
nonqualified options and premature dispositions		4,462
Amortization of restricted stock		2,041
Acquisition of minority interest		1,169
Other comprehensive income
Change in unrealized loss on energy hedges,
net of income taxes of $9,429				(15,755)	(15,755)
Minimum pension liability, net of income
taxes of $1,930				3,116	3,116
Balances at December 31, 2003	83,233,951	$324,783	$977,780	($41,298)	$160,977

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Net income	$173,616	$155,596	$158,186
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	201,809	194,369	159,042
Deferred income taxes and investment-tax credits	80,811	78,516	33,699
Amortization of restricted stock	2,041	1,129	1,945
Abandonment and impairment of gas, oil and
related properties	4,151	11,183	5,171
Net (gain) loss from sales of properties and securities	525	(43,683)	(21,765)
Impairment of assets and securities available for sale		2,956	1,473
Earnings from unconsolidated affiliates,
net of cash distributions	1,974	2,257	1,978
Minority interest and other	(166)	(590)	(1,725)
Cumulative effect of accounting changes	5,580	15,297
	470,341	417,030	338,004
Changes in operating assets and liabilities
Accounts receivable	(63,914)	6,537	119,344
Inventories	(12,144)	8,964	(8,434)
Energy-hedging contracts			(10,886)
Prepaid expenses and other	(1,348)	(374)	(2,785)
Accounts payable and accrued expenses	30,534	(16,724)	(83,594)
Distribution rate-refund obligation	24,939
Federal income taxes	2,412	18,310	5,202
Purchased-gas adjustments	(13,834)	21,578	27,246
Other assets	2,977	10,399	3,436
Other liabilities	6,487	1,775	(10,075)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	446,450	467,495	377,458

INVESTING ACTIVITIES
Capital expenditures
Purchase of property, plant and equipment	(320,005)	(334,467)	(870,652)
Other investments	(15,411)	(23,333)	(113,434)
Total capital expenditures	(335,416)	(357,800)	(984,086)
Proceeds from disposition of assets	10,975	280,645	49,034
NET CASH USED IN INVESTING ACTIVITIES	(324,441)	(77,155)	(935,052)

FINANCING ACTIVITIES
Issuance of common stock	21,855	9,151	21,371
Purchase of Questar common stock	(3,462)	(1,594)	(12,488)
Issuance of long-term debt	110,000	325,000	645,000
Repayment of long-term debt	(249,990)	(179,120)	(357,799)
Increase (decrease) in short-term loans	56,500	(481,246)	321,107
(Increase) decrease in cash held in escrow		6,838	(1,010)
Other financing	(110)	272	716
Payment of dividends	(64,538)	(59,302)	(57,193)
NET CASH PROVIDED FROM (USED IN)
FINANCING ACTIVITIES	(129,745)	(380,001)	559,704
Foreign-currency-translation adjustment		2	(226)
CHANGE IN CASH AND CASH EQUIVALENTS	(7,736)	10,341	1,884
BEGINNING CASH AND CASH EQUIVALENTS	21,641	11,300	9,416
ENDING CASH AND CASH EQUIVALENTS	$13,905	$21,641	$11,300

See notes to consolidated financial statements

QUESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Principles of Consolidation:  The consolidated financial statements contain the accounts of Questar Corporation and subsidiaries (Questar or the Company). Questar is an integrated natural gas company with two principal lines of business: nonregulated and regulated. Questar Market Resources and subsidiaries (Market Resources) conduct the nonregulated activities of gas and oil exploration, development and production, gas gathering and processing, wholesale-energy marketing, and operate a private gas-storage facility. The Company's regulated activities of natural gas distribution, interstate transmission and storage operations are conducted by Questar Regulated Services Co. and subsidiaries (Regulated Services). Questar Pipeline provides interstate natural gas transmission and storage services, and through a subsidiary, Questar Transportation Services, operates a gas-processing plant and provides gas-gathering services. Questar Gas conducts natural gas-distribution activities. Corporate and Other Operations include information-technology  related businesses, unregulated energy services and corporate activities. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition:  Revenues are recognized in the period that services are provided or products are delivered. Questar Gas records revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The impact of abnormal weather on gas-distribution earnings is significantly reduced by a weather-normalization adjustment. While the transportation and storage operations of the gas-transportation business are influenced by weather conditions, the straight-fixed-variable rate design, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of weather conditions. Rate-regulated companies may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Exploration and production operations use the sales method of accounting for gas revenues, whereby revenue is recognized on all gas sold to purchasers. A liability is recorded to the extent that the Company has sold gas in excess of its share of remaining gas reserves in an underlying property. The Company's net gas imbalances at December 31, 2003, and 2002 were $2.4 million and $1.8 million, respectively. Revenues and prices for gas and oil are reported "net to the well” in that costs for gathering and processing, oftentimes paid by purchasers of the products, are not included in the reported revenues. Market Resources manages commodity-price risk through the use of natural gas- and oil-price-hedging instruments.

Purchased-Gas Adjustments:  Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas hedges a portion of its natural gas supply to mitigate energy-price fluctuations for gas-distribution customers. The benefits and the costs of hedging are included in the purchased-gas-adjustment account. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for energy-hedging contracts in the purchased-gas-adjustment account.

Other Regulatory Assets and Liabilities:  Rate-regulated businesses may be permitted to defer recognition of certain costs, which is different from the accounting treatment required of nonrate-regulated businesses. Questar Gas recorded a regulatory asset at January 1, 2003, amounting to $6.6 million, representing a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced over approximately 18 years following an amortization schedule or as cash is paid to plug and abandon wells. Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as debt expense over either the would-be remaining life of the retired debt or the life of the replacement debt. The reacquired debt costs had a weighted-average life of approximately 15 years as of December 31, 2003. The cost of the early retirement windows offered to employees of rate-regulated subsidiaries was capitalized and amortized over a five-year period, which will conclude in 2005. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers, all of which are expected to be recovered in 2004. Production taxes on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months. A liability has been recorded for postretirement medical costs allowed in rates that exceed actual costs.

Cash and Cash Equivalents:  Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

Property, Plant and Equipment:  Property, plant and equipment is stated at cost.

Gas and oil properties

Under the successful-efforts method of accounting, the Company capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. The costs of unsuccessful exploratory wells are charged to expense when it is determined that such wells have not located proved reserves. Unproved-leasehold costs are periodically reviewed for impairment. Costs related to impaired prospects are charged to expense. Costs of geological and geophysical studies and other exploratory activities are expensed as incurred. Costs associated with production and general corporate activities are expensed in the period incurred. A gain or loss is generally recognized only when an entire field is sold or abandoned, or if the unit-of-production amortization rate would be significantly affected.

Capitalized proved-leasehold costs are depleted using the unit-of-production method based on proved reserves on a field basis. The costs of unproved gas and oil leaseholds are generally combined and amortized over a period that is based on the average holding period for such properties. All other capitalized costs associated with gas and oil properties are depreciated using the unit-of-production method based on proved-developed reserves on a field basis. The Company capitalizes an estimate of the fair value of abandonment costs, less estimated salvage values, and depreciates those costs over the life of the related asset.

Cost-of-service gas and oil operations

The successful-efforts method of accounting is used for "cost-of-service" gas and oil properties managed and developed by Wexpro, a subsidiary of Market Resources. Cost-of-service gas and oil properties are properties for which the operations and return on investment are regulated by the Wexpro agreement (see Note 17).  In accordance with the agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service. That cost includes a return on Wexpro's investment. Oil produced from the cost-of-service properties is sold at market prices. Proceeds are credited pursuant to the terms of the agreement, allowing Questar Gas to share in the proceeds for the purpose of reducing natural gas rates.

Depreciation, depletion and amortization

Capitalized costs are depreciated on an individual-field basis using the unit-of-production method based upon proved-developed gas and oil reserves attributable to the field. The Company capitalizes an estimate of the fair value of abandonment costs, less estimated salvage values, and depreciates those costs over the life of the related asset.

Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

	2003	2002	2001
Market Resources
Gas and oil properties, per Mcfe
U.S.	$.95	$.90	$.79
Canada (in U.S. dollars)	-	.98	1.10
Combined U.S. and Canada	.95	.91	.83
Cost-of-service gas and oil properties, per Mcfe	.59	.59	.49

For the remaining Company properties, the provision for depreciation, depletion and amortization is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets. The investment in natural gas-gathering and processing facilities is charged to expense using either the straight-line or unit-of-production method. For depreciation purposes, major categories of fixed assets in the gas-distribution, transmission and storage operations are grouped together and depreciated on a straight-line method. Under the group method, salvage value is not considered when determining depreciation rates. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. Gas-production facilities are depreciated using the unit-of-production method. The Company has not capitalized future-abandonment costs on a majority of its long-lived distribution and transmission assets due to a lack of a legal obligation to abandon the assets or to an indeterminable abandonment date. If required, an obligation will be recognized when an abandonment date is known.

Average depreciation, depletion and amortization rates used in the 12 months ended December 31 were as follows:

	2003	2002	2001

Natural gas transmission, processing and storage	3.2%	3.2%	2.9%
Natural gas distribution
Distribution plant	3.7%	3.9%	3.8%
Gas wells, per Mcf	$.13	$.14	$.14

Impairment of Long-Lived Assets:  Proved gas and oil properties are evaluated on a field-by-field basis for potential impairment. Other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable in accordance with Statement of Financial Accounting Standard (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment is indicated when a triggering event occurs and the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value. Triggering events that may indicate an impairment of gas and oil reserves could be caused by mechanical problems, a faster decline of reserves than expected, lease-ownership issues, and/or an other-than-temporary decline in gas and oil prices. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash-flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including pricing and operating costs.

Goodwill and Other Intangible Assets:  Intangible assets consist primarily of goodwill acquired through business combinations. The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." According to SFAS 142, goodwill is no longer amortized, but is tested for impairment at a minimum of once a year or when an event occurs. Annual impairment tests are conducted in the fourth quarter. When a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated. If undiscounted cash flows are less than the carrying value of the assets, impairment is indicated. The amount of the impairment is measured using a discounted-cash-flow model considering pricing, operating costs, a risk-adjusted discount rate and other factors.

Capitalized Interest and Allowance for Funds Used During Construction:  Questar's regulated subsidiaries capitalize the cost of capital employed during the construction period of plant and equipment in accordance with guidelines from regulators. Capitalized financing costs, allowance for funds used during construction (AFUDC), consist of debt and equity portions. The debt portion of AFUDC is recorded as a reduction of interest expense, and the equity portion is recorded in other income. The Company's nonrate-regulated operations capitalize interest costs during construction of assets. Under provisions of the Wexpro agreement, AFUDC is capitalized on cost-of-service construction projects and recorded in other income. Debt expense was reduced by $126,000 in 2003, $1.3 million in 2002 and $4.1 million in 2001. AFUDC included in interest and other income amounted to $1.1 million in 2003, $3.5 million in 2002 and $5.5 million in 2001.

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

Energy-Price Financial Instruments:  On January 1, 2001, the Company adopted the provisions of SFAS 133 as amended and recorded a cumulative effect of this accounting change that decreased other comprehensive income by $79.4 million after tax. The majority of its energy-price-derivative instruments are structured as cash-flow hedges. A $121 million hedging liability for derivative instruments was recorded as a result of adopting SFAS 133.

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

-

At the inception of the hedge and throughout the hedge period, there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying hedged item.

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

Physical Contracts:  Physical hedge contracts have a nominal quantity and a fixed price. Contracts representing both purchases and sales settle monthly based on quantities valued at a fixed price. Purchase contracts fix the purchase price paid and are recorded as cost of sales in the month the contracts are settled. Sales contracts fix the sales price received and are recorded as revenues in the month they are settled. Due to the nature of the physical market, there is a one-month delay for the cash settlement. Market Resources accrues for the settlement of contracts in the current month's revenues and cost of sales.

Financial Contracts:  Financial contracts are contracts which are net settled in cash without delivery of product. Financial contracts also have a nominal quantity and exchange an index price for a fixed price, and are net settled with the brokers as the price bulletins become available. Financial contracts are recorded in cost of sales in the month of settlement.

Credit Risk:  The Company's primary market areas are the Rocky Mountain and Midcontinent regions of the United States.  Exposure to credit risk may be impacted by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may be affected differently by changing conditions.  Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Commodity-based hedging arrangements also expose the Company to credit risk. The Company monitors the creditworthiness of its counterparties, which generally are major financial institutions. Loss reserves are periodically reviewed for adequacy and may be established on a specific-case basis. Market Resources requests credit support and, in some cases, fungible collateral from companies with unacceptable credit risks. The Company has a master netting agreement with some customers that allows the offsetting of receivables and payables in a default situation. The Company is attempting to increase the number of contracts that contain netting provisions.  Bad-debt expense amounted to $3.7 million, $7.9 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The allowance for bad-debt expenses was $6.7 million and $7.1 million at December 31, 2003, and 2002, respectively.

Income Taxes:  Questar and its subsidiaries file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences caused by differences between the book and tax-carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas and Questar Pipeline use the deferral method to account for investment-tax credits as required by regulatory commissions.

Earnings Per Share: Basic earnings per share (EPS) are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the accounting period. Diluted EPS include the potential increase in outstanding shares that could result from exercising stock options, which is the sole difference between basic and diluted shares.

Stock-Based Compensation:  The Company accounts for employee stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, no compensation expense is recorded for stock options granted because the exercise price of those options equals the market price of the Company's common stock on the date of grant. Compensation expense for awards of restricted shares is recognized over the vesting period, based on share value on the date of grant. A table showing income adjusted for stock-based compensation follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Net income, as reported	$173,616	$155,596	$158,186
Deduct: Stock-based compensation expense
determined under fair-value-based methods,
net of income tax	(5,277)	(5,100)	(4,435)
Pro forma net income	$168,339	$150,496	$153,751
Earnings per share
Basic, as reported	$2.10	$1.90	$1.95
Basic, pro forma	2.04	1.84	1.90
Diluted, as reported	2.06	1.88	1.94
Diluted, pro forma	2.00	1.82	1.88

Comprehensive Income:  Comprehensive income is the sum of net income as reported in the Consolidated Statement of Income and other comprehensive income transactions reported in the Consolidated Statement of Common Shareholders' Equity. Other comprehensive income transactions result from changes in the market value of qualified energy derivatives and recognition of additional pension liability. These transactions are not the culmination of the earnings process, but result from periodically adjusting historical balances to fair value. Income or loss is realized when the underlying energy product is sold.

The balances of accumulated other comprehensive loss, net of income taxes, at December 31, were as follows:

	2003	2002
	(in thousands)

Unrealized loss on energy-hedging transactions	($32,635)	($16,880)
Additional pension liability	(8,663)	(11,779)
Accumulated other comprehensive loss	($41,298)	($28,659)

Business Segments:  Questar's line-of-business disclosures are presented according to senior management’s basis for evaluating performance. Certain intersegment sales include intercompany profit.

Recent Accounting Developments:

The Securities and Exchange Commission has requested that the Financial Accounting Standards Board review the applicability of certain provisions of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," to companies in the exploration and production business. The issue is whether the provisions of SFAS 141 and SFAS 142 require companies to classify costs associated with mineral rights, including both proved and unproved lease-acquisition costs, as intangible assets on the balance sheet apart from other capitalized gas and oil property costs. As of December 31, 2003, Market Resources' proved and unproved leaseholds had a net book value of $385 million.

Reclassifications:  Certain reclassifications were made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

Note 2 – Distribution Rate Refund – Questar Gas Processing Dispute

On August 1, 2003, the Utah Supreme Court issued an order reversing a decision made by the PSCU in August of 2000 concerning certain processing costs incurred by Questar Gas. The court ruled that the PSCU did not comply with its responsibilities and regulatory procedures when approving a stipulation in Questar Gas's general rate case filed in December of 1999. The stipulation permitted Questar Gas to collect $5 million per year in rates to recover a portion of the gas-processing costs incurred. The Committee of Consumer Services (committee), a Utah state agency, appealed the PSCU's decision because the PSCU did not explicitly address whether the costs were prudently incurred.

As a result of the court's order, Questar Gas recorded a $24.9 million liability for a potential refund to gas-distribution customers. The liability reflects revenue received for processing costs from June 1999 through December 2003. This charge reduced Questar's consolidated net income by $15.5 million, or $.18 per diluted share. Recording the liability did not have a material impact on the credit, cash or liquidity of Questar or Questar Gas. Questar Gas has requested ongoing rate coverage for gas-processing costs in its recent gas-cost pass through filing and is currently collecting these costs in rates. Until the issue is decided by the PSCU, Questar Gas will continue to record a liability for the potential refund of the ongoing gas-processing costs.

On January 21, 2004, the Committee filed a petition for extraordinary relief with the Utah Supreme Court. The committee maintained that by reopening the proceeding to review the prudence of Questar's decision making with regards to gas processing, the PSCU did not comply with the mandate of the Utah Supreme Court. The committee questioned whether the PSCU can modify post-appeal evidentiary determinations.  The company, as well as the PSCU and the Division of Public Utilities, filed memorandum opposing the committee’s filing.

Note 3 – New Accounting Standard – Accounting for Asset-Retirement Obligations

On January 1, 2003, Questar adopted SFAS 143, "Accounting for Asset Retirement Obligations," and recorded a $5.6 million after-tax charge ($.07 per diluted share) for the cumulative effect of implementing this accounting change. SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The new standard requires the Company to estimate a fair value of abandonment costs and to capitalize and depreciate those costs over the life of the related assets. The asset-retirement obligation is adjusted to its present value each period through an accretion process using a credit-adjusted risk-free interest rate. Both the accretion expense associated with the liability and the depreciation associated with the capitalized abandonment costs are noncash expenses.

With the adoption of SFAS 143, Questar changed the accounting method for plugging and abandonment costs associated with gas and oil wells and certain other properties. SFAS 143 was applied retroactively to prior years to determine the cumulative effect through December 31, 2002. Questar Gas recorded a regulatory asset at January 1, 2003, amounting to $6.6 million representing a retroactive charge for the abandonment costs associated with gas wells operated on its behalf by Wexpro. The regulatory asset will be reduced over 18 years following an amortization schedule or as cash is spent to plug and abandon the gas wells. Changes in the asset-retirement obligations are shown below:

(in thousands)

Balance at January 1, 2003	$56,493
Accretion (expensed or capitalized)	3,667
Additions	2,268
Properties sold	(777)
Retirements	(293)
Balance at December 31, 2003	$61,358

Assuming retroactive application of SFAS 143 as of January 1, 2001, the pro forma effect of applying this new accounting principle would have not materially affected income in 2002 and 2001. The pro forma asset-retirement obligation as of January 1, 2002 was $53.2 million.

Note 4 – Property, Plant and Equipment

The details of property, plant and equipment and accumulated depreciation, depletion and amortization follow:

	December 31,
	2003	2002
Property, plant and equipment	(in thousands)
Market Resources
Gas and oil properties
Proved properties	$1,315,330	$1,103,686
Unproved properties, not being depleted	95,208	131,817
Support equipment and facilities	22,569	29,571
	1,433,107	1,265,074
Cost-of-service gas and oil properties	472,983	428,597
Gathering, processing and marketing	243,081	223,974
	2,149,171	1,917,645
Natural gas transmission	1,034,958	1,020,838
Natural gas distribution	1,240,553	1,193,553
Corporate and other operations	78,113	79,515
	4,502,795	4,211,551

Accumulated depreciation, depletion and amortization

Market Resources
Gas and oil properties	501,825	424,392
Cost-of-service gas and oil properties	239,035	224,440
Gathering, processing and marketing	75,985	68,157
	816,845	716,989
Natural gas transmission	336,206	316,433
Natural gas distribution	532,747	513,485
Corporate and other operations	48,468	46,846
	1,734,266	1,593,753
Net Property, Plant and Equipment	$2,768,529	$2,617,798

Note 5 – Dispositions and Acquisitions

Sale of Canadian Properties

On October 21, 2002, Market Resources sold its Canadian exploration and production subsidiary, Celsius Energy Resources, Ltd (CERL), to EnerMark Inc., a subsidiary of Calgary-based Enerplus Resources Fund and recorded a pretax gain of $US19.7 million. Total consideration received was $US 101.6 million.  CERL earned net income for the nine months ended September 30, 2002, of $US 1.5 million and had total assets of $US 80 million at September 30, 2002. Market Resources used the proceeds from the sale to repay debt.

Sale of TransColorado

On October 20, 2002, Questar Pipeline sold Questar TransColorado, Inc., the company owning Questar's interest in the TransColorado Pipeline, for $105.5 million. Proceeds from the sale were used to retire debt at Questar Pipeline.

Partnership Interests Acquired

In 2002, Questar Pipeline and affiliates acquired the final 28% partnership interests in the Overthrust Pipeline Company (Overthrust) for $5.4 million. Accounting for Overthrust changed from an unconsolidated affiliate to full consolidation as a result of acquiring controlling interest. The purchase included $4.1 million of goodwill.

Market Resources, through an affiliate, acquired El Paso Gas Gathering and Processing's 50% interest in the Blacks Fork processing plant for approximately $5.4 million, effective December 18, 2002. Market Resources now owns 100% of the plant. Accounting for the company's interest in Blacks Fork changed from an unconsolidated partnership to full consolidation as a result of this transaction.

Note 6 – Investment in Unconsolidated Affiliates

Questar, indirectly through subsidiaries, has interests in businesses accounted for on the equity basis.  As of December 31, 2003, and 2002, these affiliates did not have debt obligations with third-party lenders.  The principal business activities, form of organization and percentage ownership are listed below.  Percentage of voting control and economic interest are identical. Canyon Creek Compression Co., a general partnership (15%) and Rendezvous Gas Services LLC, a limited-liability corporation (50%), are engaged in processing and/or gathering natural gas. TransColorado and Overthrust conducted transportation activities. In 2002, TransColorado was sold and the remaining interest in Overthrust was acquired.

Summarized results of the partnerships are listed below.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Gas-gathering and processing partnerships
Revenues	$15,916	$25,490	$24,992
Operating income	9,775	8,805	2,830
Income before income taxes	9,807	8,869	3,105

Current assets, at end of period	5,167	11,806	21,000
Noncurrent assets, at end of period	74,111	45,704	38,862
Current liabilities, at end of period	909	5,178	3,893
Noncurrent liabilities, at end of period	1,589	2,182	2,529

Transportation partnerships
Revenues		$24,992	$16,164
Operating income (loss)		14,732	(4,805)
Income (loss) before income taxes		14,791	(13,606)

Current assets, at end of period			13,315
Noncurrent assets, at end of period			301,431
Current liabilities, at end of period			5,146
Noncurrent liabilities, at end of period			13,662

Note 7 – Goodwill and Other Intangible Assets

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, and performed an initial test that indicated an impairment of the goodwill acquired by Consonsus. The impairment amounted to $17.3 million, of which $15.3 million ($.19 per diluted common share) was attributed to Questar InfoComm's share and reported as a cumulative effect of a change in accounting for goodwill. The remaining $2 million loss was attributed to minority shareholders.

The balance in goodwill in each line of business is listed below:

	Consolidated	Market Resources	Natural Gas Transmission	Natural Gas Distribution	Corporate and Other Operations
	(in thousands)

Balance at December 31, 2001	$90,927	$66,823		$5,876	$18,228
Impaired goodwill identified in initial test	(17,307)				(17,307)
Goodwill attributed to dispositions	(6,545)	(5,400)		(224)	(921)
Goodwill purchase	4,058		$4,058
Balance at December 31, 2002	71,133	61,423	4,058	5,652	-
Adjustment	127		127
Balance at December 31, 2003	$71,260	$61,423	$4,185	$5,652	-

The following table shows pro-forma net income, excluding the impairment and amortization of goodwill.  Neither the impairment resulting from the change in accounting method nor the amortization of goodwill was deductible for income tax purposes.

	Year-Ended December 31,
	2002	2001
	(in thousands)

Net income	$155,596	$158,186
Goodwill amortization		2,224
Cumulative effect of accounting change
for goodwill, net of $2,010 attributed to
minority interest	15,297
Pro-forma net income	$170,893	$160,410

Basic earnings per share
Net income as reported	$1.90	$1.95
Pro-forma net income	2.09	1.98

Diluted earnings per share
Net income as reported	$1.88	$1.94
Pro-forma net income	2.07	1.96

As of December 31, 2003, the Company held about $1.1 million of intangible assets with indefinite lives.  Intangible assets, primarily rights of way for pipelines, subject to amortization, amounted to $9.4 million, net of accumulated amortization of $1.8 million.

Note 8 – Other Regulatory Assets and Liabilities

In addition to purchased-gas adjustments, the Company has other regulatory assets and liabilities. The regulated entities recover these costs but do not receive a return on these assets. A list of regulatory assets follows:

	December 31,
	2003	2002
	(in thousands)

Cost of reacquired debt	$17,954	$14,879
Asset-retirement obligations -
cost-of-service gas wells	8,256
Early retirement costs	5,370	8,334
Deferred production taxes	3,090	2,719
Income taxes recoverable from customers	3,010	4,269
Other	159	645
	$37,839	$30,846

Questar Pipeline has accrued a regulatory liability for the collection of postretirement medical costs allowed in rates which were in excess of actual charges.  The balance as of December 31 was $3.2 million in 2003 and $2.9 million in 2002. Questar Pipeline has a regulatory liability for a refund of income taxes to customers amounting to $1.3 million and $1.6 million at December 31, 2003, and 2002, respectively.  The balance will be refunded to customers through 2016.

Note 9 – Debt

Questar has short-term line-of-credit arrangements with several banks under which it may borrow up to $210 million. These lines have interest rates generally below the prime-interest rate. Commercial-paper borrowings with initial maturities of less than one year are backed by the short-term line-of-credit arrangements. The details of short-term debt are as follows:

	December 31,
	2003	2002
	( in thousands)

Commercial paper with variable-interest rates	$105,500	$49,000
Weighted-average interest rate at December 31	1.11%	1.62%

The details of long-term debt are as follows:

	December 31,
	2003	2002
	(in thousands)
Market Resources
Revolving-credit loan due 2004 with variable-
interest rates (1.77% at December 31, 2003)	$ 55,000	$ 200,000
7.0% notes due 2007	200,000	200,000
7.5% notes due 2011	150,000	150,000
Questar Pipeline
Medium-term notes 5.85% to 7.55%, due 2008
to 2018	310,400	310,400
Questar Gas
Medium-term notes 5.02% to 8.12%, due 2007
to 2024	290,000	285,000
Corporate and Other	123	132
Total long-term debt outstanding	1,005,523	1,145,532
Current portion	(55,011)	(10)
Unamortized-debt discount	(323)	(342)
	$ 950,189	$1,145,180

Maturities of long-term debt for the five years following December 31, 2003, are as follows:

2004 2005 2006 2007 2008	(in thousands) $ 55,011 12 14 210,016 101,318

Cash paid for interest was $70.2 million in 2003, $77.3 million in 2002 and $61.7 million in 2001.

Market Resources' revolving-credit loan contains covenants specifying a minimum amount of net equity and a maximum ratio of debt to equity. This facility matures in April 2004. The company is negotiating a new credit facility and has received letters of commitment for a new long-term agreement.

On January 24, 2003, Questar Gas issued $40 million of medium-term notes with an effective interest rate of 5.02% and a 10-year life. The proceeds were used to redeem debt with a higher interest rate.

In March 2003, Questar Gas sold $70 million of 15-year notes with a coupon rate of 5.31%. Proceeds from the offering were used to replace higher-cost debt with a weighted-average interest rate of 8.11%

Questar has an effective shelf registration with the Securities and Exchange Commission to issue up to $400 million of common equity or debt convertible into common stock. Currently there are no plans to issue securities under this shelf registration.

Note 10 – Earnings Per Share

Common shares outstanding increased as a result of issuances under the Long-Term Stock Incentive Plan, the Dividend Reinvestment and Stock Purchase Plan and the Employee Investment Plan discussed in Note 11. A reconciliation of the components of basic and diluted common shares used in the earnings-per-share calculation is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Weighted-average basic common shares
outstanding	82,697	81,782	81,097
Potential number of shares issuable under
stock plans	1,493	791	561
Weighted-average diluted common shares
Outstanding	84,190	82,573	81,658

Note 11 – Common Stock

Dividend Reinvestment and Stock Purchase Plan: The Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan) allows parties interested in owning Questar common stock to reinvest dividends or invest additional funds in common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Reinvestment Plan issued total shares of 208,400, 112,761, and 219,846 in 2003, 2002 and 2001, respectively.  At December 31, 2003, 1,379,754 shares were reserved for future issuance.

Employee Investment Plan: The Employee Investment Plan (Plan) allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction. The Company matches 80% of employees' pre-tax purchases up to a maximum of 6% of their qualifying earnings. In addition, each year the Company makes a nonmatching contribution of $200 to each eligible employee. The Company's expense equals its contribution. Questar's expense of the Plan amounted to $5.5 million, $5.5 million and $5.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Plans:  The Company has an omnibus Long-term Stock Incentive Plan (Stock Plan) for officers, directors, and employees. The current plan was amended March 1, 2001, and approved by shareholders to combine optionees under one plan and reserve an additional 8,000,000 shares. The Company's separate Stock Option Plan for Directors terminated, but still has outstanding options granted between 1994 and 2002. Stock options for participants have 10-year terms. Options held by employees vest in four equal, annual installments beginning six months after grant. Options granted to nonemployee directors after 1996, generally vest in one installment six months after grant. Options vest on an accelerated basis in the event of retirement and have post-retirement exercise periods. The option price equals the closing market price of the stock on the grant date; therefore no compensation expense is recorded. There were 6,025,943 shares available for future grant at December 31, 2003.

Shares of restricted stock granted as sign-on bonuses, for retention purposes, and as partial payment of earned bonuses under the annual bonus plans adopted by the Company and its primary business units are granted under the terms of the Stock Plan.

Nonemployee directors may choose to receive shares of common stock instead of cash in payment of directors' fees pursuant to the terms of a plan approved by shareholders. As of December 31, 2003, there were 88,258 shares available for future use.

Transactions involving options in the stock plans are summarized as follows:

			Weighted-Average
	Options	Price Range	Exercise Price

Balance at January 1, 2001	3,782,581	$ 9.81 - $21.38	$17.38
Granted	1,085,500	27.42 - 28.01	27.96
Cancelled	(13,320)	15.00 - 21.38	16.02
Exercised	(709,215)	9.81 - 21.38	17.10
Balance at December 31, 2001	4,145,546	9.81 - 28.01	20.20
Granted	1,364,000	22.95 - 23.95	23.02
Cancelled	(53,600)	15.00 - 28.01	22.62
Exercised	(480,207)	9.81 - 22.95	16.57
Balance at December 31, 2002	4,975,739	13.69 - 28.01	21.29
Granted	1,156,500	27.11 - 29.71	27.18
Cancelled	(13,250)	22.95 - 28.01	26.29
Exercised	(1,138,770)	13.69 - 28.01	19.03
Balance at December 31, 2003	4,980,219	$13.69 - $29.71	$23.16

Options Outstanding				Options Exercisable

		Weighted-
	Number	average	Weighted-	Number	Weighted-
	outstanding	remaining	average	exercisable	average
Range of	December 31	contract life	exercise	December 31,	exercise
Exercise prices	2003	in years	price	2003	price

$13.69 - $17.00	1,117,183	4.4	$15.78	1,117,183	$15.78
19.13 - 23.95	1,668,545	6.4	22.33	1,238,545	22.08
27.11 - 29.71	2,194,491	7.7	27.55	1,317,991	27.70
	4,980,219		$23.16	3,673,719	$22.18

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

	2003	2002	2001
	(in thousands)

Fair value of options at grant date	$7.54	$6.58	$8.90
Risk-free interest rate	3.80%	4.98%	5.04%
Expected price volatility	30.0%	30.5%	30.7%
Expected dividend yield	2.70%	3.14%	2.52%
Expected life in years	7.3	7.3	7.3

Restricted Stock:  The Company issues restricted stock as part of bonus payments in specified situations. Compensation expense is recorded in the period that the bonus is earned. These shares carry voting and dividend rights; however, sale or transfer is restricted. In 2003, the Company issued 136,800 restricted shares valued at $3.7 million with various vesting periods for employee-retention purposes.  Subsequently, 5,750 of these shares were forfeited. Expense is recognized over the vesting period based on share value on the date of grant. Compensation expense amounted to $2.0 million, $1.1 million and $1.9 million in 2003, 2002 and 2001, respectively. Questar awarded 21,000 shares that vest in three years in both 2002 and 2001 as part of employment contracts. A portion of the restricted shares is reserved for under the Stock Plan. Distribution of restricted stock and vesting periods were as follows:

	Year Ended December 31,
	2003	2002	2001

One year		23,091	28,913
In equal installments over two years			30,897
In equal installments over three years		21,000	21,000
Various periods from 3 to 5 years	241,101
Total restricted shares awarded	241,101	44,091	80,810
Average market price per share at award date	$31.23	$25.60	$24.07

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

Note 12 – Financial Instruments and Risk Management

The carrying value and estimated fair values of Questar's financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
(in thousands)
Financial assets
Cash and cash equivalents	$ 13,905	$ 13,905	$ 21,641	$ 21,641
Energy-price-hedging contracts	3,861	3,861	3,617	3,617

Financial liabilities
Short-term debt	105,500	105,500	49,000	49,000
Long-term debt	1,005,200	1,130,243	1,145,190	1,268,592
Energy-price-hedging contracts	52,959	52,959	24,278	24,278

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents and short-term debt – the carrying amount approximates fair value.

Long-term debt – the  carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Energy-price-hedging contracts – fair  value of the contracts is based on market prices as posted on the NYMEX from the last trading day of the year. The average price of the gas contracts at December 31, 2003, was $4.24 per MMBtu, representing the average of contracts with different terms including fixed, various "into-the-pipe" postings and NYMEX references. Energy-price-hedging contracts were in place for equity gas production and gas-marketing transactions. Deducting transportation and heat-value adjustments on the hedges of equity gas as of December 31, 2003, would result in an average price of approximately $4.00 per Mcf, net to the well.

Market Resources held gas-price-hedging contracts covering the price exposure for about 148.1 million dth of gas as of December 31, 2003. About 99% of those contracts will settle and be reclassified from other comprehensive income in 2004. At December 31, 2003, all oil-price-hedging contracts for Market Resources had expired.  A year earlier Market Resources hedging contracts covered 85.2 million dth of natural gas and 1.1 million barrels of oil. Market Resources does not hedge the price of natural gas liquids.

At December 31, 2003, the Company reported a current liability, net of hedging assets, of $49.1 million from hedging activities. Settlement of contracts in 2003 resulted in the reclassification into expense of $15.6 million. The offset to the hedging liability, net of income taxes, was a $15.8 million unrealized loss on hedging activities recorded in other comprehensive loss in the shareholders' equity section of the balance sheet.  Settlement of contracts resulted in reclassifying $42.4 million from comprehensive loss in 2002 and $68 million from comprehensive income in 2001 to the income statement. The ineffective portion of hedging transactions recognized in earnings was not significant. The fair-value calculation of energy-price hedges does not consider changes in the fair value of the corresponding scheduled equity physical transactions, (i.e., the correlation between index price and the price realized for the physical delivery of gas or oil.)

Note 13 – Income Taxes

Details of Questar's income tax expense and deferred-income taxes are provided in the following tables.  The components of income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Federal
Current	$20,166	$11,613	$48,757
Deferred	76,356	60,409	24,716
State
Current	383	(2,347)	5,641
Deferred	6,057	16,184	3,688
Deferred investment-tax credits	(399)	(401)	(401)
Foreign income taxes		5,668	5,869
	$102,563	$91,126	$88,270

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2003	2002	2001
		Percentages
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
State income taxes, net of federal income
tax benefit	1.5	3.4	2.5
Nonconventional fuel credits		(2.5)	(2.8)
Amortize investment-tax credits related to
rate-regulated assets	(0.1)	(0.2)	(0.2)
Amortize unrecorded timing difference related
to rate-regulated assets	0.3	0.4	0.4
Tax benefits from dividends paid to ESOP	(0.5)	(0.5)
Foreign income taxes		(0.3)	1.0
Goodwill, not deductible for income taxes			0.3
Other	0.2	(0.5)	(.4)
Effective income tax rate	36.4%	34.8%	35.8%

Significant components of the Company's deferred income taxes were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred-tax liabilities
Property, plant and equipment	$494,332	$425,373

Deferred-tax assets
Mark-to-market and hedging activities	18,361	18,794
Alternative minimum-tax credit carried forward	18,834	9,113
Net operating loss carried forward	1,332	16,500
Employee benefits and compensation costs	12,966	3,249
Total deferred tax assets	51,493	47,656
Deferred income taxes – noncurrent	$442,839	$377,717
Deferred income –taxes – current (asset) liability
Purchased-gas adjustment	$210	($5,047)

Cash paid for income taxes was $18.9 million and $43.8 million in 2003 and 2001, respectively. In 2002, the Company received $8.8 million of refunded income taxes resulting primarily from timing differences caused by intangible-drilling costs.

Note 14 – Litigation and Commitments

Litigation

There are various legal proceedings against the Company and its affiliates. Management believes that the outcome of these cases will not have a material effect on the Company's financial position, operating results or liquidity.

Commitments

Historically, 40 to 50% of Questar Gas's gas-supply portfolio has been provided from company-owned gas reserves at the cost of service. The remainder of the gas supply has been purchased from more than 15 suppliers under approximately 46 gas-supply contracts using index-based or fixed pricing. Questar Gas has commitments of $132 million and $60.4 million to purchase gas in 2004 and 2005, respectively. Generally, at the conclusion of the heating season and after a bid process, new agreements for the upcoming heating season are put into place. Questar Gas bought significant quantities of natural gas under purchase agreements amounting to $180 million, $148 million and $261 million in 2003, 2002 and 2001, respectively. In addition, Questar Gas makes use of various storage arrangements to meet peak-gas demand during certain times of the heating season.

Questar Energy Trading, a subsidiary of Market Resources, has contracted for firm-transportation services with various pipelines through 2018. Due to market conditions and competition, it is possible that Questar Energy Trading may not be able to recover the full cost of the transportation commitments. Annual payments and the years covered are as follows:

(in thousands)

2004	$4,342
2005	4,337
2006	4,327
2007	4,257
2008	3,951
2009 through 2018	26,899

Questar sold its headquarters building under a sale-and-lease-back arrangement in November 1998. The operating agreement commits the Company to occupy the building through January 12, 2012. Questar has four renewal options of five years each following expiration of the original lease in 2012.

On January 12, 2012, the lessor is required to pay Questar on a lease-reduction payment of $12.1 million. On the following day Questar is required to pay a balloon-lease payment of $14.1 million.  If the lessor does not make the lease-reduction payment on January 12, 2012, a lessor-nonpayment event occurs, and Questar's lease immediately extends for a period of 20 years with no additional rent due. Minimum future payments under the terms of long-term operating leases for the Company's primary office locations, including its headquarters building, for the five years following December 31, 2003, are as follows:

(in thousands)

2004	$4,992
2005	5,025
2006	4,795
2007	4,581
2008	4,133
2009 through 2012	25,931

Total minimum future rental payments have not been reduced for sublease rentals of $176,000 in 2004, $178,000 in 2005, $180,000 in 2006, $155,000 in 2007 and $127,000 in 2008.  Total rental expense amounted to $5.2 million in 2003, $4.9 million in 2002 and $4.7 million in 2001.  Sublease-rental receipts were $287,000 in 2003, $206,000 in 2002 and $294,000 in 2001.

Note 15 - Rate Regulation and Other Matters

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

2002 General rate case order

Effective December 30, 2002, the PSCU issued an order approving an $11.2 million general-rate increase for Questar Gas using an 11.2% rate of return on equity. The rate increase also reflects November 2002 usage per customer and costs. Previous general-rate-case increases relied on costs and customer-usage patterns that were typically 12 to 24 months old. Questar Gas originally requested a $23 million rate increase and a 12.6% rate of return on equity.

Purchased-gas filings

Effective July 1, 2003, the PSCU approved a $146.4 million pass-on increase in annual gas costs for Utah customers. Effective October 1, 2003, the PSCU approved a $43.4 million pass-on decrease in annual gas cost. The PSCW granted Questar Gas permission to pass on a $6.8 million increase in gas costs to Wyoming customers also effective July 1, 2003. Also, the PSCW approved a $1.7 million pass-on decrease effective October 1, 2003, due to falling gas costs. Pass-on rate increases or decreases result in equal adjustments of revenues and gas costs without affecting the earnings of Questar Gas.

Note 16 – Employees Benefits

The Company has defined-benefit pension and postretirement medical and life insurance plans covering the majority of its employees. The Company’s employee-benefits committee (committee) has oversight over investment of retirement- plan and postretirement-benefit assets. The committee uses a third-party consultant to assist in setting targeted policy ranges for the allocation of assets among various investment categories. The Company changed its plan-asset and liability-measurement date from December 31 to October 31 in 2003. The majority of retirement-benefit assets were invested as follows:

	Actual Allocation
	October 31,	December 31	Policy
	2003	2002	Range

Domestic equity securities	51%	47%	45% - 55%
Foreign equity securities	8%	8%	6% - 14%
Debt securities	33%	40%	32% - 42%
Real estate securities	5%	5%	3% - 7%
Other	3%	0%	0% - 3%

Questar sets aside funds for retirement-benefit obligations to pay benefits currently due and to build adequate asset balances over a reasonable time period to pay future obligations. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels mandated by the Employee Retirement Income Security Act (ERISA) and by the Internal Revenue Code. Subject to the above limitations, it is the Company’s objective to fund the qualified retirement plan approximately equal to the yearly expense. The majority of assets set aside for postretirement-benefit obligations are assets commingled with those of the Company’s ERISA-qualified retirement plan as permitted by section 401(h) of the Internal Revenue Code. The retirement plan (including commingled 401(h) assets within the plan) seeks investment returns consistent with reasonable and prudent levels of liquidity and risk.

The committee allocates pension-plan and postretirement-medical-plan assets among broad asset categories  and reviews the asset allocation at least annually. Asset-allocation decisions consider risk and return, future-benefit requirements, participant growth and other expected cash flows. These characteristics affect the level, risk and expected growth of postretirement-benefit assets.

The committee uses asset-mix guidelines that include targets and permissible ranges for each asset category, return objectives for each asset group and the desired level of diversification and liquidity. These guidelines change from time to time based on an ongoing evaluation of each plan’s risk tolerance.

Responsibility for individual security selection rests with each investment manager, which are subject to guidelines specified by the committee. These guidelines are designed to ensure consistency with overall plan objectives.

The committee sets performance objectives for each investment manager, which are expected to be met over a three-year period or a complete market cycle, whichever is shorter. Performance and risk levels are regularly monitored to confirm policy compliance and that results are within expectations.

Pension-plan guidelines prohibit transactions between a fiduciary and parties in interest unless specifically provided for in ERISA. No restricted securities, such as letter stock or private placements, may be purchased for any investment fund. Questar securities may be considered for purchase at an investment manager’s discretion, but within limitations prescribed by ERISA and other laws. There is no direct investment in Questar shares for the periods disclosed. Use of derivative securities by any investment managers is prohibited except where the committee has given specific approval or where commingled funds are utilized which have previously adopted permitting guidelines.

Pension Plan:  Pension-plan benefits are generally based on the employee's age at retirement, years of service and highest earnings in a consecutive 72 semimonthly pay period during the 10 years preceding retirement. Continued lower interest rates resulted in the Company recording an additional pension liability of $28.7 million and a $14.7 million intangible-pension asset in 2003.

A summary of pension expense is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Service cost	$7,608	$6,770	$7,038
Interest cost	18,289	17,400	16,914
Expected return on plan assets	(17,758)	(18,187)	(17,065)
Prior service and other costs	1,922	1,922	1,978
Recognized net-actuarial (gain) loss	904		(16)
Amortization of early retirement costs	3,241	3,504	3,504
Pension expense	$14,206	$11,409	$12,353

Assumptions at the beginning of the year used to calculate pension expense for the year were as follows:
	2003	2002	2001

Discount rate	7.00%	7.50%	7.75%
Rate of increase in compensation	4.00%	4.50%	5.00%
Long-term return on assets	8.50%	9.00%	9.25%

The projected-benefit obligation was measured using a discount rate of 6.75% at October 31, 2003 and 7% at December 31 in 2002. Changes in discount rates are included in changes in plan assumptions. Asset-return assumptions are based on historical returns tempered for expectations of future performance.

	October 31,	December 31,
Pension Plan	2003	2002
	(in thousands)
Change in benefit obligation
Projected benefit obligation at January 1,	$270,290	$236,022
Service cost	7,608	6,770
Interest cost	18,289	17,400
Plan amendments		178
Change in plan assumptions	11,046	19,946
Actuarial (gain) loss	(3,376)	1,319
Benefits paid	(11,356)	(11,345)
Projected benefit obligation at December 31,	292,501	270,290

Change in plan assets
Fair value of plan assets at January 1,	173,202	188,761
Actual gain (loss) on plan assets	31,057	(15,623)
Contributions to the plan	14,206	11,409
Benefits paid	(11,356)	(11,345)
Fair value of plan assets at December 31,	207,109	173,202
Plan assets less-than-projected
benefit obligation	(85,392)	(97,088)
Unrecognized net-actuarial loss	71,535	78,068
Unrecognized prior-service cost	13,562	15,484
Accrued pension cost	(295)	(3,536)
Accrued supplemental executive-retirement –
plan cost	(2,641)	(3,408)
Additional pension liability	(28,681)	(35,986)
Pension liability	($31,617)	($42,930)

The accumulated benefit obligation for the defined-benefit pension plan was $238.7 million and $216.1 million at December 31, 2003 and 2002.

Postretirement Benefits Other Than Pensions:  Postretirement health-care benefits and life insurance are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits as determined by an employee's years of service, and generally limited to 170% of the 1992 contribution. The Company is amortizing its transition obligation over a 20-year period, which began in 1992.

A summary of the expense of postretirement benefits other than pensions is listed below. Expenses do not include an estimate of the effect of the Medicare Prescription Drug, Improvement, Modernization Act of 2003. Future expenses will be adjusted when the accounting guidance is finalized.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Service cost	$ 787	$ 749	$ 878
Interest cost	5,303	5,351	5,686
Expected return on plan assets	(2,602)	(3,137)	(3,213)
Amortization of transition obligation	1,877	1,877	1,877
Amortization of losses	481
Accretion of regulatory liability	800	800	800
Postretirement benefit expense	$6,646	$5,640	$6,028

Assumptions at the beginning of the year used to calculate postretirement-benefit expense for the year were as follows:

	2003	2002	2001

Discount rate	7.00%	7.50%	7.75%
Long-term return on assets	8.50%	9.00%	9.25%
Health-care inflation rate decreasing to 6.5%
by 2009 for 2003 purposes and by 2008
for measurements at 2002 and 2001	9.50%	9.50%	10.00%

Service costs and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would increase the yearly service cost and interest cost by $173,000 and the accumulated postretirement benefit obligation by $2.5 million. A 1% decrease in the health-care inflation rate would decrease the yearly service cost and interest cost by $152,000 and the accumulated postretirement benefit obligation by $2.2 million.

	October 31,	December 31,
	2003	2002
	(in thousands)
Postretirement Benefits Other Than Pensions

Change in benefit obligation
Projected benefit obligation at January 1,	$78,944	$79,701
Service cost	787	749
Interest cost	5,303	5,351
Actuarial (gain) loss	947	(1,698)
Benefits paid	(4,859)	(5,159)
Projected benefit obligation	81,122	78,944
Change in plan assets
Fair value of plan assets at January 1,	30,923	34,344
Actual gain (loss) on plan assets	4,825	(2,873)
Contributions to the plan	4,977	4,611
Benefits paid	(4,859)	(5,159)
Fair value of plan assets at December 31,	35,866	30,923
Projected benefit obligation in excess of plan assets	(45,256)	(48,021)
Unrecognized transition obligation	16,898	18,775
Unrecognized net loss	13,970	15,727
Accrued postretirement-benefit cost	($14,388)	($13,519)

Postemployment Benefits:  The Company recognizes the net present value of the liability for postemployment benefits, such as long-term disability benefits and health-care and life-insurance costs, when employees become eligible for such benefits. Postemployment benefits are paid to former employees after employment has been terminated but before retirement benefits are paid. The Company accrues both current and future costs. Questar’s postemployment liability at December 31, 2003, 2002 and 2001 was $1.7 million, $1.5 million and $1.3 million, respectively.

Note 17 – Wexpro Agreement

Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas's utility operations to share in the results of Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983.  Major provisions of the agreement are as follows:

a.  Wexpro continues to hold and operate all oil-producing properties previously transferred from Questar Gas's nonutility accounts. The oil production from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment. The after-tax rate of return is adjusted annually and is approximately 13.4%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

b.  Wexpro conducts developmental oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 18.4%. Any net income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

c.  Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

d.  Wexpro conducts gas-development drilling on productive gas properties and bears any costs of dry holes. Natural gas produced from successful drilling is owned by Questar Gas. Wexpro is reimbursed for the costs of producing the gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is approximately 21.4%.

e.  Wexpro operates natural-gas properties owned by Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is approximately 13.4%.

Wexpro's investment base, net of depreciation and deferred income taxes, and the yearly average rate of return for 2003 and the previous two years is shown in the table below:

	2003	2002	2001
Wexpro investment base, net of depreciation and
deferred income taxes (in millions)	$172.8	$164.5	$161.3
Annual average rate of return (after tax)	19.8%	20.5%	19.7%

Note 18 – Operations by Line of Business
Line-of-business disclosures and discussions were reorganized in 2003 and prior years to combine “Other Questar Regulated Services” information with Corporate and Other Operations.

Following is a summary of operations by line of business for the Year Ended December 31:

						Corporate
	Questar	Intercompany	Market	Natural Gas	Natural Gas	and Other
	Consolidated	Transactions	Resources	Distribution	Transmission	Operations
	(in thousands)
2003
Revenues
From unaffiliated customers	$1,463,188		$751,502	$618,791	$74,981	$17,914
From affiliated companies		($231,766)	117,506	2,204	81,857	30,199
	1,463,188	(231,766)	869,008	620,995	156,838	48,113

Operating expenses
Cost of natural gas and other products
sold	542,441	(199,209)	342,476	394,523		4,651
Operating and maintenance	284,266	(30,358)	130,680	100,279	53,249	30,416
Depreciation, depletion and amortization	192,382		121,316	40,126	26,141	4,799
Exploration	4,498		4,498
Distribution rate-refund obligation	24,939			24,939
Abandonment and impairment
of gas and oil properties	4,151		4,151
Other taxes and expenses	70,681	(2,199)	55,542	9,743	6,352	1,243
Total operating expenses	1,123,358	(231,766)	658,663	569,610	85,742	41,109
Operating income	339,830		210,345	51,385	71,096	7,004
Interest and other income (loss)	7,435	(3,435)	2,851	3,228	(426)	5,217
Income from unconsol. affiliates	5,008		5,008
Minority interest	222		183			39
Debt expense	(70,736)	3,435	(28,158)	(20,984)	(22,622)	(2,407)
Income tax expense	(102,563)		(69,126)	(13,113)	(17,746)	(2,578)
Income before accounting change	179,196		121,103	20,516	30,302	7,275
Cumulative effect of accounting
change for asset retirement obligations	(5,580)		(5,113)	(334)	(133)
Net income	$173,616		$115,990	$20,182	$30,169	$7,275
Identifiable assets	$3,309,055		$1,612,208	$884,478	$746,535	$65,834
Investment in unconsol. affiliates	36,393		36,393
Capital expenditures	335,416		238,131	71,523	22,354	3,408

2002
Revenues
From unaffiliated customers	$1,200,667		$522,476	$593,835	$66,275	$18,081
From affiliated companies		($217,067)	106,647	1,676	76,600	32,144
	1,200,667	(217,067)	629,123	595,511	142,875	50,225
Operating expenses
Cost of natural gas and other products
Sold	395,742	(183,051)	202,132	370,294		6,367
Operating and maintenance	284,317	(32,340)	131,598	105,544	49,593	29,922
Depreciation, depletion and amortization	184,952		117,446	39,771	22,149	5,586
Exploration	6,086		6,086
Abandonment and impairment of gas and
oil and other properties	11,183		11,183
Other taxes and expenses	44,192	(1,676)	30,234	9,548	4,948	1,138
Total operating expenses	926,472	(217,067)	498,679	525,157	76,690	43,013
Operating income	274,195		130,444	70,354	66,185	7,212
Interest and other income	56,667	(6,058)	50,894	2,329	515	8,987
Income from unconsol. affiliates	11,777		3,977		7,800
Minority interest	501		484			17
Debt expense	(81,121)	6,058	(34,705)	(22,495)	(23,995)	(5,984)
Income tax expense	(91,126)		(53,165)	(17,789)	(17,897)	(2,275)

#

Income before accounting change	170,893		97,929	32,399	32,608	7,957
Cumulative effect of accounting
change for goodwill	(15,297)					(15,297)
Net income (loss)	$155,596		$97,929	$32,399	$32,608	($7,340)
Identifiable assets	$3,067,850		$1,415,871	$831,411	$744,855	$75,713
Investment in unconsol. affiliates	23,617		23,617
Capital expenditures	357,800		189,360	69,405	95,098	3,937

2001
Revenues
From unaffiliated customers	$1,439,350		$645,867	$701,150	$49,402	$42,931
From affiliated companies		($209,891)	100,530	2,963	75,491	30,907
	1,439,350	(209,891)	746,397	704,113	124,893	73,838
Operating expenses
Cost of natural gas and other products
Sold	675,011	(175,811)	324,124	498,545		28,153
Operating and maintenance	270,355	(31,195)	112,087	103,427	47,244	38,792
Depreciation, depletion and amortization	151,735		92,678	35,030	15,407	8,620
Exploration	6,986		6,986
Abandonment and impairment of gas
and oil properties	5,171		5,171
Other taxes and expenses	55,985	(2,885)	46,010	8,729	2,920	1,211
Total operating expenses	1,165,243	(209,891)	587,056	645,731	65,571	76,776
Operating income (loss)	274,107		159,341	58,382	59,322	(2,938)

Corporate
Questar	Intercompany	Market	Natural Gas	Natural Gas	& Other
Consolidated	Transactions	Resources	Distribution	Transmission	Operations
(in thousands)

Interest and other income	35,298	(12,034)	17,259	5,158	5,950	18,965
Income (loss) from unconsol. affiliates	159		1,265		(1,106)
Minority interest	1,725		359			1,366
Debt expense	(64,833)	12,034	(22,872)	(23,777)	(16,908)	(13,310)
Income tax expense	(88,270)		(54,218)	(13,890)	(17,517)	(2,645)
Net income	$158,186		$101,134	$25,873	$29,741	$1,438
Identifiable assets	$3,244,496		$1,516,022	$833,268	$775,659	$119,547
Investment in unconsol. affiliates	144,928		23,829		121,099
Capital expenditures	984,086		638,507	78,791	256,703	10,085

Market Resources had subsidiaries that conducted gas and oil exploration and production activities in western Canada. These subsidiaries were sold in the fourth quarter of 2002. Canadian operations reported revenues, measured in U. S. dollars, totaling $21.7 million and $38.5 million for the years ended December 31, 2002, and 2001, respectively.

Note 19 – Quarterly Financial and Stock-Price Information (Unaudited)
Following is a summary of quarterly financial and stock-price data:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(dollars in thousands, except per-share amounts)

2003
Revenues	$469,804	$270,669	$273,503	$449,212	$1,463,188
Operating income	127,875	45,895	58,845	107,215	339,830
Income before accounting change	70,202	20,272	28,691	60,031	179,196
Net income	64,622	20,272	28,691	60,031	173,616
Basic earnings per common share
Income before accounting change	$0.86	$0.24	$0.35	$0.72	$2.17
Net income	0.79	0.24	0.35	0.72	2.10
Diluted earnings per common share
Income before accounting change	$0.84	$0.24	$0.34	$0.71	$2.13
Net income	0.77	0.24	0.34	0.71	2.06
Dividends per common share	0.185	0.185	0.205	0.205	0.78
Market price per common share
High	$29.85	$34.12	$33.99	$35.50	$35.50
Low	26.04	29.35	30.11	30.75	26.04
Close	$29.57	$33.47	$30.81	$35.15	$35.15
Price-earnings ratio on closing price					17.1
Annualized dividend yield on closing price	2.5%	2.2%	2.7%	2.3%	2.2%
Market-to-book ratio on closing price					2.32
Average number of common shares traded per day (000)	220	266	211	228	231

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(dollars in thousands, except per-share amounts)
2002
Revenues	$402,533	$224,614	$190,670	$382,850	$1,200,667
Operating income	90,205	53,391	46,179	84,420	274,195
Income before accounting change	50,152	29,371	23,357	68,013	170,893
Net income	34,855	29,371	23,357	68,013	155,596
Basic earnings per common share
Income before accounting change	$0.62	$0.36	$0.28	$0.83	$2.09
Net income	0.43	0.36	0.28	0.83	1.90
Diluted earnings per common share
Income before accounting change	$0.61	$0.36	$0.28	$0.82	$2.07
Net income	0.42	0.36	0.28	0.82	1.88
Dividends per common share	0.18	0.18	0.18	0.185	0.725
Market price per common share
High	$25.84	$29.45	$25.61	$28.39	$29.45
Low	21.40	23.65	18.01	21.41	18.01
Close	$25.71	$24.70	$22.84	$27.82	$27.82
Price-earnings ratio on closing price					14.8
Annualized dividend yield on closing price	2.8%	2.9%	3.2%	2.7%	2.7%
Market-to-book ratio on closing price					2.00
Average number of common shares traded per day (000)	250	261	230	231	243

2001
Revenues	$562,638	$285,138	$225,142	$366,432	$1,439,350
Operating income	110,386	49,049	47,045	67,627	274,107
Net income	69,260	24,503	21,842	42,581	158,186
Basic earnings per common share	$0.86	$0.30	$0.27	$0.52	$1.95
Diluted earnings per common share	0.85	0.30	0.27	0.52	1.94
Dividends per common share	0.175	0.175	0.175	0.18	0.705
Market price per common share
High	$29.95	$33.75	$25.12	$25.48	$33.75
Low	26.35	24.00	18.58	19.60	18.58
Close	$27.40	$24.76	$20.18	$25.05	$25.05
Price-earnings ratio on closing price					12.9
Annualized dividend yield on closing price	2.6%	2.8%	3.5%	2.8%	2.8%
Market-to-book ratio on closing price					1.89
Average number of common shares traded per day (000)	221	314	275	199	252

Note 20 – Supplemental Gas and Oil Information (Unaudited)

The Company uses the successful-efforts accounting method for its gas and oil exploration and development activities and for cost-of-service gas and oil properties managed and developed by Wexpro.

Nonregulated Activities

This information pertains to nonregulated gas and oil activities. Cost-of-service activities are presented in a separate section of this note.

Gas and Oil Exploration and Development Activities:  The following information is provided with respect to Questar's gas and oil exploration and development activities, which are located exclusively in the United States. The Company sold its Canadian subsidiary in the fourth quarter of 2002.

Capitalized Costs

The aggregate amounts of costs capitalized for gas and oil exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below. Future abandonment costs associated with asset-retirement obligations amounted to $23.5 million at December 31, 2003, and are included in proved properties.

	December 31,
	2003	2002
	(in thousands)

Proved properties Unproved properties Support equipment and facilities Accumulated depreciation, depletion and Amortization	$1,315,330	$1,103,686
	95,208	131,817
	22,569	29,571
	1,433,107	1,265,074

	501,825	424,392
	$ 931,282	$840,682

Costs Incurred

The costs incurred in gas and oil exploration and development activities are displayed in the table below.  The costs incurred to develop booked proved-undeveloped reserves amounted to $55.3 million, $51.1 million and $20.7 million in 2003, 2002 and 2001, respectively.

	Total	United States	Canada	Total
	2003	2002
	(in thousands)
Property acquisition
Unproved	$ 3,779	$1,092	$119	$1,211
Proved	1,039	45		45
Exploration	13,521	10,372	627	10,999
Development	155,226	121,763	3,268	125,031
Development asset-retirement obligations	1,616
	$175,181	$133,272	$4,014	$137,286

		United States	Canada	Total
		2001
		(in thousands)
Property acquisition
Unproved		$1,309	$318	$1,627
Proved		303,757		303,757
Exploration		14,063	1,755	15,818
Development		130,638	5,256	135,894
		$449,767	$7,329	$457,096

Results of Operations

Following are the results of operations of Market Resources' gas and oil exploration and development activities, before corporate overhead and interest expenses.

	Total	United States	Canada	Total
	2003	2002
	(in thousands)
Revenues
From unaffiliated customers	$343,894	$249,239	$21,694	$270,933
From affiliates		1,172		1,172
Total revenues	343,894	250,411	21,694	272,105
Production expenses	76,380	62,625	6,924	69,549
Exploration	4,498	5,459	627	6,086
Depreciation, depletion and amortization	88,901	81,473	7,415	88,888
Accretion expense (asset-retirement obligations)	1,852
Abandonment and impairment of gas,
oil and related properties	4,151	11,030	153	11,183
Total expenses	175,782	160,587	15,119	175,706
Revenues less expenses	168,112	89,824	6,575	96,399
Income taxes - Note A	61,698	27,247	4,228	31,475
Results of operations before corporate
overhead, interest expenses and cumulative
effect of accounting change	106,414	62,577	2,347	64,924
Cumulative effect of accounting change
for asset retirement obligations	(4,550)
Results of operations before corporate
overhead and interest expenses	$101,864	$62,577	$2,347	$64,924

	United States	Canada	Total
	2001
	(in thousands)
Revenues
From unaffiliated customers	$242,081	$38,495	$280,576
From affiliates	807		807
Total revenues	242,888	38,495	281,383
Production expenses	62,646	8,106	70,752
Exploration	5,236	1,785	7,021
Depreciation, depletion and amortization	58,537	12,064	70,601
Abandonment and impairment of gas
and oil properties	3,571	1,600	5,171
Total expenses	129,990	23,555	153,545
Revenues less expenses	112,898	14,940	127,838
Income taxes - Note A	37,348	9,323	46,671
Results of operations before corporate
overhead and interest expenses	$75,550	$5,617	$81,167

Note A - Income tax expenses have been reduced by nonconventional fuel-tax credits of $4.9 million in 2002 and $5 million in 2001. The availability of these credits ended after December 31, 2002.

Estimated Quantities of Proved Gas and Oil Reserves

The table below shows the estimated proved reserves owned by the Company. Estimates of U.S. reserves were prepared by Ryder Scott Company, H. J. Gruy and Associates, Inc., and Netherland, Sewell & Associates, independent reservoir engineers. Reserve estimates are based on a complex and highly interpretive process that is subject to continuous revision as additional production and development-drilling information becomes available. The quantities reported below are based on existing economic and operating conditions at December 31. All gas and oil reserves reported were located in the United States and Canada. Canadian properties were sold in the fourth quarter of 2002. The Company does not have any long-term supply contracts with foreign governments or reserves of equity investees.

	Natural Gas			Oil
	United States	Canada	Total	United States	Canada	Total
	(MMcf)			(Mbbl)
Proved Reserves
Balance at January 1, 2001	579,833	60,056	639,889	11,316	3,718	15,034
Revisions of estimates	(36,528)	1,341	(35,187)	(1,950)	(21)	(1,971)
Extensions and discoveries	175,423	7,144	182,567	1,515	340	1,855
Purchase of reserves in place	300,353		300,353	19,185		19,185
Sale of reserves in place	(19,072)		(19,072)	(531)		(531)
Production	(63,862)	(6,712)	(70,574)	(1,797)	(703)	(2,500)

Balance at December 31, 2001	936,147	61,829	997,976	27,738	3,334	31,072

Revisions of estimates	(108,570)	701	(107,869)	(800)	122	(678)
Extensions and discoveries	240,872	1,712	242,584	2,812	26	2,838
Purchase of reserves in place	42		42
Sale of reserves in place	(43,220)	(59,433)	(102,653)	(270)	(3,028)	(3,298)
Production	(74,865)	(4,809)	(79,674)	(2,310)	(454)	(2,764)

Balance at December 31, 2002	950,406		950,406	27,170		27,170
Revisions of estimates	14,057		14,057	445		445
Extensions and discoveries	111,575		111,575	1,285		1,285
Purchase of reserves in place	2,098		2,098	8		8
Sale of reserves in place	(152)		(152)	(3)		(3)
Production	(78,811)		(78,811)	(2,324)		(2,324)

Balance of December 31, 2003	999,173		999,173	26,581		26,581
Proved-Developed Reserves
Balance at January 1, 2001	434,122	55,623	489,745	9,696	3,077	12,773
Balance at December 31, 2001	534,761	53,036	587,797	19,417	2,566	21,983
Balance at December 31, 2002	540,333		540,333	19,942		19,942
Balance at December 31, 2003	612,181		612,181	20,504		20,504

Standardized Measure of Future Net Cash Flows Relating to Proved Reserves

Future net cash flows were calculated at December 31 using year-end prices and known contract-price changes. The year-end prices do not include any impact of hedging activities. The average year-end price per Mcf of proved natural gas reserves was $5.57 in 2003, $3.34 in 2002 and $2.19 in 2001. The average year-end price per barrel of proved oil and NGL reserves combined was $30.45 in 2003, $28.46 in 2002 and $18.38 in 2001. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. The statutes allowing income tax credits for nonconventional fuels expired for production after December 31, 2002. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop booked proved-undeveloped reserves are $80.7 million, $91.1 million and $91.6 million in 2004, 2005 and 2006, respectively. At the end of this three-year period we expect to have evaluated about 80% of the current booked proved-undeveloped reserves.

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

	Total	Total	United States	Canada	Total
Year Ended December 31,	2003	2002	2001
	(in thousands)

Future cash inflows	$6,378,076	$3,951,706	$2,541,716	$192,762	$2,734,478
Future production costs	(1,403,893)	(1,049,205)	(798,431)	(58,643)	(857,074)
Future development costs	(338,245)	(326,169)	(266,097)	(3,421)	(269,518)
Future asset-retirement obligations	(96,187)
Future income tax expenses	(1,514,814)	(768,402)	(392,152)	(38,767)	(430,919)
Future net cash flows	3,024,937	1,807,930	1,085,036	91,931	1,176,967
10% annual discount to reflect
timing of net cash flows	(1,494,924)	(908,304)	(536,876)	(35,789)	(572,665)
Standardized measure of discounted
future net cash flows	$1,530,013	$899,626	$548,160	$56,142	$604,302

The principal sources of change in the standardized measure of discounted future net cash flows were:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)

Beginning balance	$ 899,626	$604,302	$1,717,688
Sales of gas and oil produced, net
of production costs	(267,514)	(202,556)	(210,631)
Net changes in prices and
production costs	820,919	535,840	(1,978,853)
Extensions and discoveries, less
related costs	235,891	298,082	133,866
Revisions of quantity estimates	33,092	(128,917)	(31,451)
Purchase of reserves in place	1,039	45	303,757
Sale of reserves in place	(8,610)	(126,485)	(41,225)
Change in future development	7,448	(12,128)	(70,979)
Accretion of discount	89,963	60,430	171,769
Net change in income taxes	(345,600)	(138,387)	775,013
Change in production rate	21,091	(11,229)	(125,725)
Asset-retirement obligations and other	42,668	20,629	(38,927)
Net change	630,387	295,324	(1,113,386)
Ending balance	$1,530,013	$899,626	$604,302

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

Capitalized Costs

Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation and amortization are shown below. Future abandonment costs associated with asset-retirement obligations amounted to $8.2 million at December 31, 2003.

	December 31,
	2003	2002	2001
	(in thousands)

Wexpro	$233,947	$204,157	$198,373
Questar Gas	17,194	18,915	20,991
	$251,141	$223,072	$219,364

Costs Incurred

Costs incurred by Wexpro for cost-of-service gas and oil producing activities were $36.6 million, including $295,000 associated with asset-retirement obligation in 2003, $26.7 million in 2002 and $58.5 million in 2001.

Results of Operations

Following are the results of operations of the Wexpro’s cost-of-service gas and oil-development activities, before corporate overhead and interest expenses.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues
From unaffiliated companies	$ 13,006	$8,699	$12,465
From affiliates – Note A	101,596	94,827	88,936
Total revenues	114,602	103,526	101,401

Production expenses	32,341	23,032	33,016
Depreciation and amortization	20,169	20,475	15,051
Accretion expense (asset-retirement obligations)	183
Total expenses	52,693	43,507	48,067

Year Ended December 31,
2003	2002	2001
(in thousands)

Revenues less expenses	$61,909	$60,019	$53,334
Income taxes	22,252	21,572	19,181
Results of operations before corporate
overhead, interest expenses and
cumulative effect of accounting change	39,657	38,447	34,153
Cumulative effect of accounting change
for asset-retirement obligations	(563)
Results of operations before corporate
overhead and interest expense	$39,094	$38,447	$34,153

Note A – Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement.

Estimated Quantities of Cost-of-Service Proved Gas and Oil Reserves

The following estimates were made by the Company's reservoir engineers.

	Natural Gas	Oil
	(MMcf)	(Mbbl)

Proved Reserves
Balance at January 1, 2001	379,011	3,448
Revisions of estimates	(11,465)	275
Extensions and discoveries	76,042	479
Production	(37,907)	(515)
Balance at December 31, 2001	405,681	3,687

Revisions of estimates	(658)	(122)
Extensions and discoveries	56,085	675
Production	(41,208)	(501)
Balance at December 31, 2002	419,900	3,739
Revisions of estimates	24,273	103
Extensions and discoveries	30,286	187
Production	(40,088)	(449)
Balance at December 31, 2003	434,371	3,580

Proved-Developed Reserves
Balance at January 1, 2001	362,748	3,318
Balance at December 31, 2001	400,461	3,640
Balance at December 31, 2002	395,821	3,481
Balance at December 31, 2003	406,144	3,330

QUESTAR CORPORATION AND SUBSIDIARIES
Schedule of Valuation and Qualifying Accounts
December 31, 2003
(in thousands)

		Column C	Column D
Column A	Column B	Amounts charged	Deductions for	Column E
Description	Beginning Balance	to expense	accounts written off	Ending Balance

Year Ended December 31, 2003
Allowance for bad debts	$7,073	$3,686	$4,065	$6,694

Year Ended December 31, 2002
Allowance for bad debts	6,311	7,886	7,124	7,073

Year Ended December 31, 2001
Allowance for bad debts	3,470	8,634	5,793	6,311

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreements with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Messrs. Keith O. Rattie and S. E. Parks, as the Company's Chief Executive Officer and Chief Financial Officer, respectively, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003.  Based on that evaluation, they concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information requested in this item concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference.  A copy of the definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 5, 2004.

Information about the Company's executive officers can be found in Part I, Item 1. Business, of this report.

Information concerning compliance with Section 16(a) of the Exchange Act, is presented in the Company's definitive Proxy Statement dated April 5, 2004, under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

The Company has a Business Ethics Policy that applies to all of its directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees.  Questar has posted the Business Ethics Policy on its website, www.questar.com.  Any waiver of the Business Ethics Policy for executive officers must be approved only by the Company's Board of Directors.  Questar will post on its website any amendments to or waivers of the Business Ethics Policy that apply to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

The information requested in this item is presented in Questar's definitive Proxy Statement for the Company's 2004 annual meeting, under the sections entitled "Executive Compensation" and "Election of Directors" and is incorporated herein by reference.  The sections of the Proxy Statement labeled "Committee Report on Executive Compensation" and "Cumulative Total Shareholder Return" are expressly not incorporated into this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information requested in this item for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2004 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference.  Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2004 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

Finally, information concerning securities authorized for issuance under the Company's equity compensation plans as of December 31, 2003, is presented in the definitive Proxy Statement for the Company's 2004 annual meeting under the section entitled "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information requested in this item for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for the Questar's 2004 annual meeting under the section entitled "Election of Directors."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information requested in this item for principal accountant fees and services is presented in the definitive Proxy Statement dated April 5, 2004, for Questar's annual meeting under the section entitled "Audit Committee Report" and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8. Financial Statements and Supplementary Data of this report.

(a)(3) Exhibits.  The following is a list of exhibits required to be filed as a part of this report in Item 15(c).

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

3.1.*

Restated Articles of Incorporation as amended effective May 19, 1998.  (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)

3.2.*

Bylaws as amended effective August 12, 2003. (Exhibit No. 3. to Form 10-Q Report for Quarter Ended June 30, 2003.)

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

10.2.2

Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 10, 2004.

10.3.*2

Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998.  (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.4.*2

Questar Corporation Long-term Stock Incentive Plan, as amended and restated effective March 1, 2001.  (Exhibit No. 10.4. to Form 10-K Annual Report for 2000.)

10.5.2

Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 10, 2004.

10.6.*2

Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective October 26, 2000.  (Exhibit No. 10.6. to Form 10-K Annual Report for 2000.)

10.7.*2

Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003.  (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.8.*2

Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998.  (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.)

10.9.*2

Form of Individual Indemnification Agreement dated February 9, 1993 between Questar Corporation and Directors.  (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

10.10.*2

Questar Corporation Deferred Share Plan, as amended and restated effective January 1, 2003.  (Exhibit No. 10.3. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.11.*2

Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2003.  (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.12.*2

Questar Corporation Directors' Stock Plan as approved May 21, 1996.  (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

10.13.*2

Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2003.  (Exhibit No. 10.4. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.14.2

Questar Corporation Long-term Cash Incentive Plan effective January 1, 2004, subject to the receipt of shareholder approval.

10.15.2

Employment Agreement between the Company and Keith O. Rattie effective February 1, 2004.

10.16.2

Employment Agreement between the Company and Charles B. Stanley effective February 1, 2004.

10.17.*2

Consulting Contract between the Questar Regulated Services Company and D. N. Rose effective May 1, 2003.  (Exhibit No. 10.1 to Form 10-Q Report for Quarter Ended March 31, 2003.)

12.

Ratio of earnings to fixed charges.

21.

Subsidiary Information.

23.1.

Consent of Independent Auditors.

23.2.

Consent of Ryder Scott Company, L.P.

23.3.

Consent of Netherland, Sewell & Associates, Inc.

23.4.

Consent of H. J. Gruy and Associates, Inc.

23.5.

Consent of Gilbert Laustsen Jung Associates Ltd.

23.6.

Consent of Sproule Associates Limited

23.7.

Consent of Ryder Scott Company, L.P.

23.8.

Consent of Malkewicz Hueni Associates Inc.

24.

Power of Attorney.

31.1.

Certification signed by Keith O. Rattie, Questar's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended ("Exchange Act").

31.2.

Certification signed by S. E. Parks, Questar's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.

Certification signed by Keith O. Rattie and S. E. Parks, Questar's Chief Executive and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1.

Undertakings for Registration Statements on Form S-3 (No. 33-48168 and No. 333-91728) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

________________________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The name of the Rights Agent has been changed to U. S. Bank National Association.

2Exhibit so marked is management contract or compensation plan or arrangement.

(b)  During the last quarter of 2003, the Company filed a Current Report on 8-K dated October 29, 2003, with a copy of its earnings release for periods ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004

QUESTAR CORPORATION

   (Registrant)

By /s/Keith O. Rattie

    Keith O. Rattie

    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Keith O. Rattie

President and Chief Executive

Keith O. Rattie

Officer (Principal Executive

Officer)

/s/S. E. Parks

Senior Vice President and Chief

S. E. Parks

Financial Officer (Principal

Financial and Accounting Officer)

*Teresa Beck

Director

*P. S. Baker, Jr.

Director

*R. D. Cash

Director

*P. J. Early

Director

*L. Richard Flury

Director

*J. A. Harmon

Director

*W. W. Hawkins

Director

*Robert E. Kadlec

Director

* Robert E. McKee III

Director

*Gary G. Michael

Director

*Keith O. Rattie

Director

*Harris H. Simmons

Director

*C. B. Stanley

Director

March 12, 2004

*By /s/Keith O. Rattie

       Date

           Keith O. Rattie, Attorney in Fact

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

3.1.*

Restated Articles of Incorporation as amended effective May 19, 1998.  (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)

3.2.*

Bylaws as amended effective August 12, 2003. (Exhibit No. 3. to Form 10-Q Report for Quarter Ended June 30, 2003.)

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

10.2.2

Questar Corporation Annual Management Incentive Plan, as amended and restated effective February 10, 2004.

10.3.*2

Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective May 19, 1998.  (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 1998.)

10.4.*2

Questar Corporation Long-term Stock Incentive Plan, as amended and restated effective March 1, 2001.  (Exhibit No. 10.4. to Form 10-K Annual Report for 2000.)

10.5.2

Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 10, 2004.

10.6.*2

Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective October 26, 2000.  (Exhibit No. 10.6. to Form 10-K Annual Report for 2000.)

10.7.*2

Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003.  (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.8.*2

Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998.  (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.)

10.9.*2

Form of Individual Indemnification Agreement dated February 9, 1993 between Questar Corporation and Directors.  (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

10.10.*2

Questar Corporation Deferred Share Plan, as amended and restated effective January 1, 2003.  (Exhibit No. 10.3. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.11.*2

Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2003.  (Exhibit No. 10.2. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.12.*2

Questar Corporation Directors' Stock Plan as approved May 21, 1996.  (Exhibit No. 10.15. to Form 10-Q Report for Quarter ended June 30, 1996.)

10.13.*2

Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2003.  (Exhibit No. 10.4. to Form 10-Q Report for Quarter Ended June 30, 2003.)

10.14.2

Questar Corporation Long-term Cash Incentive Plan effective January 1, 2004, subject to the receipt of shareholder approval.

10.15.2

Employment Agreement between the Company and Keith O. Rattie effective February 1, 2004.

10.16.2

Employment Agreement between the Company and Charles B. Stanley effective February 1, 2004.

10.17.*2

Consulting Contract between the Questar Regulated Services Company and D. N. Rose effective May 1, 2003.  (Exhibit No. 10.1 to Form 10-Q Report for Quarter Ended March 31, 2003.)

12.

Ratio of earnings to fixed charges.

21.

Subsidiary Information.

23.1.

Consent of Independent Auditors.

23.2

Consent of Ryder Scott Company, L.P.

23.3

Consent Netherland, Sewell & Associates Inc.

23.4

Consent of H. J. Gruy and Associates, Inc.

23.5

Consent of Gilbert Laustsen Jung Associates Ltd.

23.6

Consent of Sproule Associates Limited

23.7.

Consent of Ryder Scott Company, L.P.

23.8.

Consent of Malkewicz Hueni Associates Inc.

24.

Power of Attorney.

31.1.

Certification signed by Keith O. Rattie, Questar's Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended ("Exchange Act").

31.2.

Certification signed by S. E. Parks, Questar's Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.

Certification signed by Keith O. Rattie and S. E. Parks, Questar's Chief Executive and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1.

Undertakings for Registration Statements on Form S-3 (No. 33-48168 and No. 333-91728) and on Form S-8 (Nos. 33-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

________________________

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1The name of the Rights Agent has been changed to U. S. Bank National Association.

2Exhibit so marked is management contract or compensation plan or arrangement.

(b)  During the last quarter of 2003, the Company filed a Current Report on 8-K dated October 29, 2003, with a copy of its earnings release for periods ending September 30, 2003.

Exhibit No. 10.2.

QUESTAR CORPORATION

ANNUAL MANAGEMENT INCENTIVE PLAN

(As amended and restated effective February 11, 2003)

Paragraph 1.  Name.  The name of this Plan is the Questar Corporation Annual Management Incentive Plan (the Plan).

Paragraph 2.  Purpose.  The purpose of the Plan is to provide an incentive to officers and key employees of Questar Corporation (the Company) for the accomplishment of major organizational and individual objectives designed to further the efficiency, profitability, and growth of the Company.

Paragraph 3.  Administration.  The Management Performance Committee (Committee) of the Board of Directors shall have full power and authority to interpret and administer the Plan.  Such Committee shall consist of no less than three disinterested members of the Board of Directors.

Paragraph 4.  Participation.  Within 60 days after the beginning of each year, the Committee shall nominate Participants from the officers and key employees for such year.  The Committee shall also establish a target bonus for the year for each Participant expressed as a percentage of base salary or specified portion of base salary.  Participants shall be notified of their selection and their target bonus as soon as practicable.

Paragraph 5.  Determination of Performance Objectives.  Within 60 days after the beginning of each year, the Committee shall establish target, minimum, and maximum performance objectives for the Company and for its major operating subsidiaries and shall determine the manner in which the target bonus is allocated among the performance objectives.  The Committee shall also recommend a dollar maximum for payments to Participants for any Plan year.  The Board of Directors shall take action concerning the recommended dollar maximum within 60 days after the beginning of the Plan year.  Participants shall be notified of the performance objectives as soon as practicable once such objectives have been established.

Paragraph 6.  Determination and Distribution of Awards.  As soon as practicable, but in no event more than 90 days after the close of each year during which the Plan is in effect, the Committee shall compute incentive awards for eligible participants in such amounts as the members deem fair and equitable, giving consideration to the degree to which the Participant's performance has contributed to the performance of the Company and its affiliated companies and using the target bonuses and performance objectives previously specified.  Aggregate awards calculated under the Plan shall not exceed the maximum limits approved by the Board of Directors for the year involved. To be eligible to receive a payment, the Participant must be actively employed by the Company or an affiliate as of the date of distribution except as provided in Paragraph 8 and must not have been placed on probation during such year.

Amounts shall be paid (less appropriate withholding taxes and FICA deductions) according to the following schedule for Plan years beginning with 2001:

Award Distribution Schedule

Percent of

   Award

Date

      67%

As soon as possible after initial award is

determined

    33

One year after initial award is determined

     100%

Paragraph 7.  Restricted Stock in Lieu of Cash.  For 1992 and subsequent years, participants who have a target bonus of $10,000 or higher shall be paid all deferred portions of such bonus with restricted shares of the Company's common stock under the Company's Long-term Stock Incentive Plan.  Such stock shall be granted to the participant when the initial award is determined, but shall vest free of restrictions according to the schedule specified above in Paragraph 6.

Paragraph 8.  Termination of Employment.

(a)  In the event a Participant ceases to be an employee during a year by reason of death, disability, approved retirement, an award, or a reduction in force, if any, determined in accordance with Paragraph 6 for the year of such event, shall be reduced to reflect partial participation by multiplying the award by a fraction equal to the months of participation during the applicable year through the date of termination rounded up to whole months divided by 12.

For the purpose of this Plan, approved retirement shall mean any termination of service on or after age 55 with 10 years of service.  For the purpose of this Plan, disability shall mean any termination of service that results in payments under the Company's long-term disability plan.  A reduction in force, for the purpose of this Plan, shall mean any involuntary termination of employment due to the Company's economic condition, sale of assets, shift in focus, or other reasons independent of the Participant's performance.

The entire amount of any award that is determined after the death of a Participant shall be paid in accordance with the terms of Paragraph 11.

In the event of termination of employment due to disability, approved retirement, or a reduction in force, a Participant shall be paid the undistributed portion of any prior awards in his final paycheck or in accordance with the terms of elections to voluntarily defer receipt of awards earned prior to February 12, 1991, or deferred under the terms of the Company's Deferred Compensation Plan.  In the event of termination due to disability, approved retirement, or a reduction in force, any shares of common stock previously credited to a Participant shall be distributed free of restrictions during the last month of employment.  The current market value (defined as the closing price for the stock on the New York Stock Exchange on the date in question) of such shares shall be included in the Participant's final paycheck.  Such Participant shall be paid the full amount of any award (adjusted for partial participation) declared subsequent to the date of such termination within 30 days of the date of declaration.  Any partial payments shall be made in cash.

(b)  In the event a Participant ceases to be an employee during a year by reason of a change in control, he shall be entitled to receive all amounts deferred by him prior to February 12, 1991, and all undistributed portions for prior Plan years.  He shall also be entitled to an award for the year of such event as if he had been an employee throughout such year.  The entire amount of any award for such year shall be paid in a lump sum within 60 days after the end of the year in question.  Such amounts shall be paid in cash.

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

Paragraph 9.  Interest on Previously Deferred Amounts.  Amounts voluntarily deferred prior to February 12, 1991, shall be credited with interest from the date the payment was first available in cash to the date of actual payment.  Such interest shall be calculated at a monthly rate using the typical rates paid by major banks on new issues of negotiable Certificates of Deposit in the amounts of $1,000,000 or more for one year as quoted in The Wall Street Journal on the Thursday closest to the end of the month or other published source of rates as identified by Questar Corporation's Treasury department.

Paragraph 10.  Coordination with Deferred Compensation Plan.  Some Participants are entitled to defer the receipt of their cash bonuses under the terms of the Company's Deferred Compensation Plan, which became effective November 1, 1993.  Any cash bonuses deferred pursuant to the Deferred Compensation Plan shall be accounted for and distributed according to the terms of such plan and the choices made by the Participant.

Paragraph 11.  Death and Beneficiary Designation.  In the event of the death of a Participant, any undistributed portions of prior awards shall become payable.  Amounts previously deferred by the Participant, together with credited interest to the date of death, shall also become payable.  Each Participant shall designate a beneficiary to receive any amounts that become payable after death under this Paragraph or Paragraph 8.  In the event that no valid beneficiary designation exists at death, all amounts due shall be paid as a lump sum to the estate of the Participant.  Any shares of restricted stock previously credited to the Participant shall be distributed to the Participant's beneficiary or, in the absence of a valid beneficiary designation, to the Participant's estate, at the same time any cash is paid.

Paragraph 12.  Amendment of Plan.  The Company's Board of Directors, at any time, may amend, modify, suspend, or terminate the Plan, but such action shall not affect the awards and the payment of such awards for any prior years.  The Company's Board of Directors cannot terminate the Plan in any year in which a change of control has occurred without the written consent of the Participants.  The Plan shall be deemed suspended for any year for which the Board of Directors has not fixed a maximum dollar amount available for awards.

Paragraph 13.  Nonassignability.  No right or interest of any Participant under this Plan shall be assignable or transferable in whole or in part, either directly or by operation of law or otherwise, including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy, or in any other manner, and no right or interest of any Participant under the Plan shall be liable for, or subject to, any obligation or liability of such Participant.  Any assignment, transfer, or other act in violation of this provision shall be void.

Paragraph 14.  Special Limitation.  The Company's shareholders have not been asked to approve the Plan.  Consequently, awards payable under the Plan do not constitute performance based compensation under Section 162(m) of the Internal Revenue Code of 1986 as amended.  Any portion of an award otherwise payable under this Plan to a Participant who is listed in the compensation table of the Company's proxy statement will be deferred to the extent that the Company cannot take a tax deduction for it.  The deferred payment will be made as soon as the Company can take a deduction for it.

Exhibit 10.14.

QUESTAR CORPORATION

LONG-TERM CASH INCENTIVE PLAN

Section 1.

Purpose.

The Questar Corporation Long-term Cash Incentive Plan (the "Plan") is designed to encourage key employees of Questar Corporation and its affiliated companies (the "Company") to focus attention on the long-term profitability and growth of the Company, thereby serving the interests of the Company's shareholders and to align employee incentives with shareholder value creation.

Section 2.

Definitions.

"Board" means the Board of Directors of the Company or a successor to the Company.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Committee" means the Management Performance Committee of the Board of Directors, which is comprised wholly of independent, outside directors.

"Covered Employee" means a Key Employee who is a "covered employee" as defined in Section 162(m)(3) of the Code and the regulations promulgated pursuant to it or who the Committee believes will be such a covered employee for a Performance Period, and who the Committee believes will have remuneration in excess of $1,000,000 for the Performance Period, as provided in Section 162(m) of the Code.

"Designated Beneficiary" means the beneficiary designated by the Key Employee, in a manner determined by the Committee, to receive amounts due the Key Employee in the event of the Key Employee's death.  In the absence of an effective designation by the Key Employee, Designated Beneficiary shall mean the Key Employee's estate.

"Disability" means permanent and total disability within the meaning of Section 105(d)(4) of the Code.

"Employer" means the Company and any affiliate that agrees to bear the costs of having its Key Employees participate in the Plan.  The term shall also mean any successor to the Company.

"Fiscal Year" means the fiscal year of the Company.

"Key Employee" means an officer, manager or senior professional within the Company who plays a key role in achieving the Company's strategic plans and total return goals.  To participate in the Plan, an employee must be nominated by the Company's President and Chief Executive Officer and confirmed by the Committee.  An employee's status as an officer, manager, or senior professional does not make him automatically eligible to participate in the Plan.

"Performance Goals" means the objective(s) established by the Committee for a Performance Period.  As a general rule, the Performance Goal shall be Total Shareholder Return or other performance measure deemed by the Committee to be closely linked to long-term shareholder value.

"Performance Period" or "Period" means the period of years selected by the Committee during which Total Return or other Performance Goals is measured for purposes of determining the extent to which a Key Employee has earned his Target Bonus or any portion or multiple of it.  A Performance Period must be at least two years in length.

"Target Bonus" means the dollar amount specified for each Key Employee within the 60 days after the beginning of a Performance Period.

"Termination of Employment" means the date on which a Key Employee shall cease to serve as an employee for any reason.

"Total Shareholder Return" means the change in stock price for the relevant period plus any dividends the Company pays its shareholders during the year, expressed as a percentage.

Section 3.

Administration.

The Plan shall be administered by the Committee, unless otherwise determined by the Board.  The Committee shall have sole and complete authority to adopt, alter, and repeal such administrative rules, guidelines, and practices governing the operation of the Plan, and to interpret the terms and provisions of the Plan.  The Committee's decisions shall be binding upon all parties, including the Company, stockholders, Key Employees, and Designated Beneficiaries.

Section 4.

Eligibility.

When reviewing an employee's nomination for Plan participation, the Committee may consider such factors as the employee's functions and responsibilities and the employee's past, present, and future contributions to the Company's growth and profitability.

Nothing contained in the Plan shall confer upon any Key Employee any right to continue in the employment or service of the Company or to limit in any respect the right of the Company to terminate the Participant's employment or service at any time and for any reason.

Section 5.

Determination of Key Employees, Target Bonuses, and Performance Goals.

Within 60 days after the beginning of each year, the Committee shall name individuals to participate in the Plan as Key Employees, determine each Key Employee's Target Bonus, and approve the Performance Goal(s) (with minimum payout portions of Target Bonuses and maximum payout multiples of Target Bonuses) for a defined Performance Period.  At such time, the Committee shall also approve the peer companies for the Total Shareholder Return comparison and approve the maximum amount that can be paid pursuant to the terms of the Plan at the end of the Performance Period.

Performance Goals may include alternate and multiple goals and may be based on one or more business and or financial criteria.  In establishing the Performance Goals for the Performance Period, the Committee may include one or any combination of the following criteria in either absolute or relative terms, for the Company or any business unit within it:  (a)  Total Shareholder Return;  (b)  return on assets, equity, capital or investment;  (c)  pre-tax or after-tax profit levels including earnings per share; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; net operating profits after tax; net income;  (d)  cash flow and cash flow return on investment;  (e)  economic value added and economic profit; or  (f)  growth in earnings per share.

Performance Goals must be objective and must satisfy third party "objectivity" standards under Section 162(m) of the Code and regulations promulgated pursuant to it.  Any payment under this Plan to a Covered Employee with respect to a relevant Performance Period shall be contingent upon the attainment of the Performance Goals that are specified in advance by the Committee.  The Committee shall certify in writing prior to approval of any such payment that such applicable Performance Goals relating to the payment are satisfied.  (Approved minutes of the Committee may be used for this purpose.)

The maximum payment that may be paid to any Covered Employee under the Plan for any Performance Period shall be $1,500,000.

Section 6.

Determination of Awards.

Within 60 days after the end of each Performance Period, the Committee shall compute incentive awards for each Key Employee, using the Target Bonus and Performance Goals previously approved.  All awards shall be made in cash and in one installment.  Aggregate awards calculated pursuant to the terms of the Plan shall not exceed the maximum limit approved by the Board of Directors for the Performance Period involved.  To be eligible to receive a payment, the Key Employee must be actively employed by the Company or an affiliate as of the date of distribution except as provided in Section 7 and must not have been placed on probation at any time during such period.

Section 7.

Termination of Employment.

In the event a Key Employee ceases to be an employee during a Performance Period for any reason other than death, disability, retirement, or a Change in Control, he shall not be entitled to any payment pursuant to the terms of the Plan.  If a Key Employee terminates employment as a result of death, Disability, or retirement, he (or his Designated Beneficiary, in the event of his death) shall be given a prorated award at the end of the Performance Period based on the length of his service during the Performance Period when compared to the entire Period.  For the purpose of this Plan, retirement shall mean any voluntary Termination of Employment on or after age 55 with 10 years of service.

In the event a Key Employee ceases to be an employee during a Performance Period as a result of a Change in Control during a Performance Period, he shall be entitled to receive a payment equal to his Target Bonus.  Such payment shall be made to him within 30 days after his Termination of Employment.

A Change in Control of the Company shall be deemed to have occurred if (i) any "Acquiring Person" (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and U. S. Bank, National Association ("Rights Agreement")) is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 25 percent or more of the combined voting power of the Company; or (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving:  individuals who, as of May 19, 1998, constitute the Company's Board of Directors and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (iii) the Company's stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company's then outstanding securities; or (iv) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.  A Change in Control, however, shall not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals have been obtained.

Section 8.

General Provisions.

a.

Other Benefit Plans.  Any cash awards paid under the terms of this Plan do not constitute "compensation" for purposes of the Company's qualified or welfare benefit plans.

b.

Taxes and Withholding.  All cash payments made under the Plan are subject to withholding for federal, state, and other applicable taxes.  The Company shall deduct any taxes required by law to be withheld from all amounts paid to a Key Employee under this Plan.

c.

Source of Funds.  All cash payments made under the Plan will be paid from the Company's general assets and nothing contained in the Plan will require the Company to set aside or hold in trust any funds for the benefit of any Key Employee or his Designated Beneficiary.

d.

No Assignment.  No right or benefit under this Plan will be subject to assignment, pledge, encumbrance, or charge, and any attempt to assign, pledge, encumber, or charge such right or benefit will be void.  No such right or benefit will in any manner be subject to the debts or liabilities of a Key Employee.

e.

Amendment of Plan.  The Company's Board of Directors, at any time, may amend, modify, suspend, or terminate the Plan, but such action shall not affect the cash awards earned during any given Performance Period.  No amendment to change the maximum award payable to a Covered Employee, the definition of Covered Employee, or the enumerated Performance Goals shall be effective without shareholder approval.  The Company's Board of Directors cannot terminate the Plan in any year in which a Change in Control has occurred without the written consent of the affected Key Employees.

f.

Successor.  The Company shall require any Successor or assignment, whether direct, indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to assume the obligations under this Plan in the same manner and to the same extent that the Company would be required to perform if no such successor assignment had taken place.

g.

Choice of Law.  This Plan will be governed by and construed in accordance with applicable federal law and, to the extent not preempted by federal law, in accordance with the laws of the state of Utah.

h.

Effective Date of the Plan.  The Plan shall be effective with respect to the fiscal year beginning January 1, 2004, subject to the receipt of shareholder approval.  The Plan shall remain in effect until it is suspended or terminated as provided in Section 8e.

Exhibit No. 10.15.

EMPLOYMENT AGREEMENT

This employment agreement is dated as of February 1, 2004 (the “Agreement”) between Questar Corporation, a Utah corporation (“Company”), and Keith O. Rattie (“Executive”).

WHEREAS, Executive currently serves the Company as Chairman, President and Chief Executive Officer and the Company wants him to continue serving in this role upon the terms and subject to the conditions set forth in this Agreement.

NOW, THEREFORE, the Company and Executive hereby agree as follows:

ARTICLE 1

DEFINITIONS

The terms set forth below have the following meanings:

Agreement Date means the effective date of this Agreement.

Anniversary Date means any annual anniversary of the Agreement Date.

Board means the Board of Directors of the Company

Cause means any of the following: (a) Executive’s conviction of a felony or of a misdemeanor involving fraud, dishonesty or moral turpitude, or (b) Executive’s willful or intentional material breach of this Agreement that results in financial detriment that is material to the Company and its Affiliates taken as a whole.

For purposes of clause (b) of the preceding sentence, Cause shall not include any one or more of the following: (i) bad judgment, (ii) negligence, (iii) any act or omission that Executive believed in good faith to have been in or not opposed to the interest of the Company (without intent of Executive to gain, directly or indirectly, a profit to which he was not legally entitled), or (iv) any act or omission of which any member of the Board who is not a party to such act or omission has had actual knowledge for at least 12 months.

Change in Control means the following: A Change in Control of the Company shall be deemed to have occurred if (a) any “Acquiring Person” (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and U.S. Bank, N.A. (“Rights Agreement”)) is or becomes the beneficial owner (as such term is sued in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 25 percent or more of the combined voting power of the Company; or (b) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of May 19, 1998 , constitute the Company’s Board of Directors (“Board”) and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (c) the Company’s stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company for similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company’s then outstanding securities; or (d) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.  A Change in Control, however, shall  not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals, have been obtained.

Committee means the Management Performance Committee of the Board.

Common Stock means the common stock of the Company.

Company means Questar Corporation.

Date of Termination means the effective date of a Termination of Employment for any reason, including death or Disability, whether initiated by the Company or by Executive.

Disability means a mental or physical condition that, in the opinion of the Board, renders Executive unable or incompetent to carry out the material job responsibilities that such Executive held or the material duties to which Executive was assigned at the time the Disability was incurred, which has existed for at least three months and which in the opinion of a physician mutually agreed upon by the Company and Executive (provided that neither party shall unreasonably withhold his agreement) is expected to be permanent or to last for an indefinite duration or a duration in excess of six months and to result in Executive's Termination of Employment.

Employment Period means that subject to termination provisions, the term of Executive’s employment under this Agreement (the “Employment Period”) shall begin on the Agreement Date and end on the Anniversary Date that is three years after such date or as such date may be extended by the terms of this Agreement.

Good Reason means the occurrence of any one or more of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason: (a) any material breach of this Agreement by the Company, including but not limited to: any material adverse change in the status, responsibilities or perquisites of Executive; any failure to appoint   or nominate Executive as Chief Executive Officer of the Company or as member of the Board; assignment of duties materially inconsistent with his position and duties; or (b) notice by the Board of its intent not to extend this Agreement pursuant to Article 3, and/or (c) the failure of the Company to assign this Agreement to a successor to the Company or failure of a successor of the Company to explicitly assume and agree to be bound by this Agreement. Any reasonable determination by Executive that any of the specified events has occurred and constitutes Good Reason shall be conclusive and binding for all purposes.

Retention Stock Grant means any grants of restricted stock, options to purchase shares of the Company's common stock, stock appreciation rights, or other equity-based awards made to Executive as of or after February 10, 2004.

Subsidiary means any entity of which the Company, directly or indirectly, owns at least 50 percent of the outstanding shares of capital stock entitled to vote for the election of directors.

Termination For Good Reason means a Termination of Employment by Executive for a Good Reason.

Termination of Employment means a termination by the Company or by Executive of Executive’s employment by the Company.

Termination Without Cause means a Termination of Employment by the Company for any reason other than Cause or Executive’s death or Disability.

ARTICLE 2

DUTIES

Chief Executive Officer Duties.  The Company shall employ Executive during the Employment Period as its President and Chief Executive Officer, reporting to the Board.  At its discretion, the Board of Directors of any Subsidiary may appoint Executive to serve in other capacities with the Company’s Subsidiaries.  Executive, during the Employment Period, shall devote substantially all of his business time, attention, and effort to the affairs of the Company and shall use his reasonable efforts to promote the best interests of the Company.

Director Duties.  As long as Executive serves as an employee or officer, the Board shall continue to nominate Executive for election as a Director of the Company.   At its discretion, the Board of Directors of any Subsidiary may appoint Executive to serve as a director of such Subsidiary.

ARTICLE 3

EMPLOYMENT PERIOD

Employment Period.  Subject to termination provisions, the term of Executive's employment under this Agreement (the "Employment Period") shall begin on the Agreement Date and end on the Anniversary Date that is three years after such date.  Unless the Board provides notice to Executive at least 30 days prior to any given Anniversary Date under this Agreement or Executive provides notice to the Board at least 30 days prior to any such date that the Employment Period will not be extended, the Employment Period will be extended for an additional one-year period.

ARTICLE 4

COMPENSATION

Salary.  The Company shall pay Executive an annual base salary of $510,000, payable in semi-monthly installments (“Base Salary”) ($540,000 as of March 1, 2004).  The Committee shall review Executive’s Base Salary when it reviews the base salaries paid to the Company’s other executive officers in February of each year and can only increase, not reduce, Executive’s Base Salary.  Effective as of the date of any such increase in Executive's Base Salary, the Base Salary shall be considered the new Base Salary for all purposes of this Agreement and may not thereafter be reduced.  Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement without Executive's written consent.  The Committee shall also determine how to allocate Executive’s Base Salary among the Company and its principal Subsidiaries.

Annual Bonus.  Executive shall be nominated to participate in the Company’s Annual Management Incentive Plan (“AMIP”) for each year of the Employment Period and shall have a Target Bonus equal to at least 75 percent of his base salary at the time the target bonus is set (“Target Bonus”).  The annual minimum, target, and maximum performance goals for the Company and its principal Subsidiaries shall be approved by the Committee each year within 90 days after the beginning of such year.

Other Bonus Programs.   Executive shall be nominated to participate in the Long-term Cash Incentive Plan ("Cash Incentive Plan"), and any additional incentive compensation program adopted by the Committee or the Board for the Company's officers.  Unless Executive consents in writing or unless the special program is for specific hiring or retention purposes, Executive shall be granted at least a target bonus or award equal to that provided to any other officer.

ARTICLE 5

STOCK OPTIONS, RESTRICTED

STOCK AND STOCK OWNERSHIP

Equity Grants.  Executive shall be granted stock options, restricted stock awards, stock appreciation rights, performance shares, or other equity based compensation pursuant to the Company's Long-term Stock Incentive Plan ("Stock Plan") when the Committee or Board make such awards to other officers of the Company.  Unless  Executive consents in writing or unless the awards are for specific hiring or retention purposes, Executive shall be granted at least an equity award equal to that provided to any other officer.  The agreements for any options granted to Executive shall contain a special provision that permits Executive to have 30 days after Termination of Employment (for reasons other than death, Disability, approved retirement, or a Change in Control) to exercise the vested portion of any options granted to him.  (If Executive’s employment is terminated for one of the specified reasons, he shall have longer periods of time in which to exercise his options.)

Stock Ownership.  The Company requires all officers to own shares of the Company’s common stock.  During the course of this Agreement,  Executive is expected to acquire and retain shares of the Company's common stock (including phantom stock units) having a value equal to at least three times his annual base salary.  Executive cannot sell shares of common stock other than to satisfy tax obligations associated with recognizing income in conjunction with stock distributions or stock options without advance notice to the lead director of the Board.

ARTICLE 6

OTHER BENEFITS

Qualified Retirement Plans.  During the Employment Period, Executive shall be entitled to participate in the qualified plans (including defined benefit and 401(k) savings) sponsored by the Company in accordance with the general rules applicable to other employees participating in such plans.

Welfare Benefit Plans.  During the Employment Period, Executive shall be eligible to participate in the welfare benefit plans and programs (including health, life insurance, catastrophe accident, cafeteria, disability, approved personal leave) sponsored by the Company in accordance with the general rules applicable to such plans.

Vacation.  During the Employment Period, Executive shall be entitled to paid vacation time in accordance with the Company’s general rules, except that Executive shall have the right to four weeks of paid vacation in each anniversary year.  After Executive has five anniversary years, he shall be entitled to five weeks of paid vacation in each anniversary year.

Nonqualified Benefit Plans.  During the Employment Period, Executive shall be eligible to participate in the Company’s optional nonqualified plans such as the Deferred Share Make-up Plan, the Deferred Compensation Plan, and the Deferred Share Plan (Collectively referred to as the “Deferred Compensation Plans”) and shall be covered by the Company’s nonqualified plan—the Supplemental Executive Retirement Plan (the “SERP”)—to make-up the difference between what can be earned by and paid to Executive under the Company’s qualified deferred benefit plan and what could be earned by and paid to Executive under such plan in the absence of federal tax law limitations applicable to it.

Change in Control/Indemnification.  Executive shall be nominated to participate in the Company’s Executive Severance Compensation Plan (“Change in Control Plan”) and shall also be given an Indemnification Agreement.

Other Benefits.  During the Employment Period, Executive shall be entitled to participate in the Company’s special tax preparation and financial planning reimbursement program available to the Company’s officers.  Executive shall also be entitled to participate in any special programs adopted for the Company’s executive officers.

Office and Support Staff.  During the Employment Period, Executive shall be entitled to an office and secretarial assistance appropriate to his position.

Expenses.  During the Employment Period, Executive shall be entitled to receive prompt reimbursement for all reasonable employment-related expenses incurred by him and approved in accordance with the Company’s standard policies.

ARTICLE 7

TERMINATION OF EMPLOYMENT

Termination for Cause.  If the Company terminates Executive’s employment for Cause, the Company shall only be required to pay Executive any earned but unpaid base salary and vacation benefits.

The Company may not terminate Executive’s employment for Cause unless it has: (a) officially given Executive written notice at least 30 days prior to the Date of Termination of its intent to terminate Executive’s employment, which written notice shall contain a detailed description of the specific reasons that form the basis for such action; (b) provided Executive an opportunity to appear before the Board prior to the Date of Termination to present arguments on his own behalf; and (c) received the affirmative vote of at least two-thirds of the members of the Board that it is proper to terminate Executive’s employment for Cause.  Pending the final resolution of any disputes concerning Executive’s termination of employment for Cause, the Board may suspend Executive with pay.

Termination for Death or Disability.  If Executive’s employment terminates during the Employment Period due to his death or Disability, the Company shall pay to Executive's beneficiaries (in the event of his death) or to Executive (in the event of his Disability), a lump-sum equal to Executive's monthly Base Salary for one month following the month in which his death or Disability occurred.  The Company shall pay Executive (or his beneficiary or estate in the event of his death) a lump-sum amount equal to the Target Bonus under the annual bonus plans maintained by the Company for the year of the Employment Period in which he died or became disabled.  The Company shall also pay Executive (or his beneficiary or estate in the event of his death) a lump-sum amount equal to his Target Bonus under the Company's Cash Incentive Plan for each separate performance period that has begun during the Employment Period to the extent that such Target Bonus has been set by the Committee or the Board.  Any options granted to Executive prior to February 10, 2004, shall be exercisable by Executive (or his estate in the event of his death) in accordance with the terms of such options.  Any grants of restricted stock granted to Executive prior to February 10, 2004, shall be handled in accordance with the terms of such grants.  Any Retention Stock Grants shall vest in the event of Executive's death or Disability.

Termination Without Cause.  If the Company terminates Executive’s employment during the Employment Period for some reason other than Cause, the Company shall pay Executive a lump-sum amount equal to Executive’s Base Salary for the remainder of the Employment Period, his Target Bonus under the Company's annual bonus plan for the year of the Employment Period in which Executive's employment is terminated, and his Target Bonus under the Company's Cash Incentive Plan for each separate performance period that has begun during the Employment Period to the extent that such Target Bonus has been set by the  Committee or the Board.  Any stock options granted prior to February 10, 2004, shall vest in accordance with the terms of such options and be exercisable for a period following the Termination Without Cause in accordance with the terms of such options.  Any restricted stock grants prior to February 10, 2004, shall be handled in accordance with their terms.  Any Retention Stock Grants shall vest on an accelerated basis on Executive's Date of Termination.

Termination by Executive.  Executive can terminate his employment for any reason, provided that he gives the Board written notice at least 30 days’ prior to his Date of Termination.  If Executive terminates his employment for other than Good Reason, he shall only be paid his earned but unpaid Base Salary and accrued vacation benefits (up to time of termination).

If Executive terminates his employment for Good Reason, the Company shall pay Executive a lump sum amount equal to his Base Salary for the remainder of the Employment Period, his Target Bonus under the Company's annual bonus plans for the year of the Employment Period in which Executive terminates his employment for Good Reason, and his Target Bonus under the Company's Cash Incentive Plan for each separate performance period that has begun during the Employment Period to the extent that such Target Bonus has been set by the Committee or Board.  Any stock options granted prior to February 10, 2004, shall vest in accordance with the terms of such options and be exercisable for the period of time specified in such options.  Any restricted stock grants to Executive prior to February 10, 2004, shall be handled in accordance with their terms.  Any Retention Stock Grants shall vest on an accelerated basis on Executive's Date of Termination.

ARTICLE 8

RESTRICTIVE COVENANTS

Non-Solicitation of Employees.  During the remainder of any Employment Period  following a Termination of Employment and during the one-year period immediately following a Termination of Employment for Cause or Termination by Executive for other than Good Reason, Executive shall not directly or indirectly employ or seek to employ any employees of the Company or its Subsidiaries and shall not entice or otherwise encourage any such employee to leave such employment.

Confidentiality.  During the Employment Period, Executive shall maintain the confidential nature of information concerning the Company’s financial results and business strategies and shall not disclose such information to any person whose interests are or may be adverse to the Company’s interests or any person that may use such information to obtain personal financial gain.

After a Termination of Employment for any reason, Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any confidential information to anyone other than the Company and its designees.

Injunction.  Executive acknowledges that monetary damages will not be an adequate remedy for the Company in the event he breaches the provisions of this Article.  Consequently, Executive agrees that the Company is entitled to an injunction to prevent Executive from any breach of the provisions of this Article in addition to other rights that the Company may have.

ARTICLE 9

MISCELLANEOUS

Beneficiary.  If Executive dies prior to receiving all of the amounts payable to him in accordance with the terms of this Agreement, such amounts shall be paid to one or more beneficiaries designated by Executive in writing to the Company during his lifetime, or if no such beneficiary is designated, to Executive’s estate.  Such payments shall be made in a lump sum to the extent so payable and, to the extent not payable in a lump sum, in accordance with the terms of this Agreement.  Executive, without the consent of any prior beneficiary, may change his designation of beneficiary or beneficiaries at any time or from time to time by submitting to the Company a new designation in writing.

Assignment Successors.  The Company may not assign its rights and obligations under this Agreement without the prior written consent of Executive except to a successor of the Company’s business that expressly assumes the Company’s obligations in writing.  This Agreement shall be binding upon and inure to the benefit of Executive, his estate and Beneficiaries, the Company and the successors and permitted assigns of the Company.

Good Faith.  During the Employment Period, Executive shall notify the Chairman of the Board's Executive Committee if he is being seriously considered for a senior management position with another entity.

Nonalienation.  Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution of levy of any kind, either voluntary or involuntary, prior to actually being received by Executive or a beneficiary, as applicable, and any such attempt to dispose of any right to benefits payable hereunder shall be void.

Arbitration.  Any dispute under this Agreement shall be settled by arbitration in Salt Lake City, Utah, pursuant to the Commercial Rules then in effect of the American Arbitration Association.  The Company and its successors shall reimburse Executive for any legal expenses and arbitration expenses that he may reasonably incur in conjunction with any disputes concerning the interpreted or enforcement of the provisions contained in this Agreement.

Severability.  If one or more parts of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not invalidate any part of this Agreement not declared to be unlawful or invalid.  Any part so declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of such part to the fullest extent possible while remaining lawful and valid.

Amendment/Waiver.  This Agreement shall not be amended or modified except by written instrument executed by the Company and Executive.  A waiver of any term, covenant or condition contained in this Agreement shall not be deemed a waiver of any other term, covenant or condition, and any waiver of any default in any such term, covenant or condition shall not be deemed a waiver of any later default thereof.

Notices.  All notices hereunder shall be in writing and delivered by hand, by nationally-recognized delivery service that guarantees overnight delivery, or by first-class, registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Company, to

Questar Corporation

180 East 100 South

Salt Lake City, Utah 84111

Attention: Lead Director

with a copy to:

Questar’s General Counsel

180 East 100 South

Salt Lake City, Utah 84111

If to Executive, to:

Keith O. Rattie

2547 Lupine Drive

Park City, Utah 84060

Either party may from time to time designate a new address by notice given in accordance with this Section.  Notice shall be effective when actually received by the addressee.

Counterparts and Facsimile Signatures.  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.  A facsimile signature may be accepted as an original signature.

Entire Agreement.  This Agreement forms the entire agreement between the parties with respect to the subject matter addressed in this Agreement.  It supersedes all prior agreements, promises and representations regarding employment, compensation, severance or other payments contingent upon termination of employment.

Applicable Law.  This Agreement shall be interpreted and construed in accordance with the laws of the state of Utah, without regard to its choice of law principles.

Survival of Executive’s Rights and Obligations.  All of Executive’s rights and obligations shall survive the termination of Executive’s employment and/or the termination of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

QUESTAR CORPORATION

By:  /s/ S E. Parks_____________________

S. E. Parks

Sr. Vice President, Treasurer

and Chief Financial Officer

EXECUTIVE

_____/s/ Keith O. Rattie       ____________

Keith O. Rattie

Exhibit No. 10.16.

EMPLOYMENT AGREEMENT

This employment agreement is dated as of February 1, 2004, (the “Agreement”) between Questar Corporation, a Utah corporation (“Company”), and Charles B. Stanley (“Executive”).

WHEREAS, Executive currently serves the Company as President and Chief Executive Officer of Questar Market Resources, Inc., and as Executive Vice President of the Company, and the Company wants him to continue serving in this role upon the terms and subject to the conditions set forth in this Agreement.

WHEREAS, Executive was hired pursuant to the terms of an Employment Agreement dated February 1, 2002 as amended by the First Amendment ("2002 Agreement"); and

WHEREAS, the parties to the 2002 Agreement want to amend and restate the 2002 Agreement and extend its duration, without changing any terms associated with the loan provisions outlined in the First Amendment to the 2002 Agreement.

NOW, THEREFORE, the Company and Executive hereby agree as follows:

ARTICLE 1

DEFINITIONS

The terms set forth below have the following meanings:

Agreement Date means February 1, 2004.

Anniversary Date means any annual anniversary of the Agreement Date.

Board means the Board of Directors of the Company

Cause means any of the following: (a) Executive’s conviction of a felony or of a misdemeanor involving fraud, dishonesty or moral turpitude, or (b) Executive’s willful or intentional material breach of this Agreement that results in financial detriment that is material to the Company and its Affiliates taken as a whole.

For purposes of clause (b) of the preceding sentence, Cause shall not include any one or more of the following: (i) bad judgment, (ii) negligence, (iii) any act or omission that Executive believed in good faith to have been in or not opposed to the interest of the Company (without intent of Executive to gain, directly or indirectly, a profit to which he was not legally entitled), or (iv) Any act or omission of which any member of the Board who is not a party to such act or omission has had actual knowledge for at least three months.

Change in Control means the following: A Change in Control of the Company shall be deemed to have occurred if (a) any “Acquiring Person” (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and U.S. Bank National Association (“Rights Agreement”)) is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 25 percent or more of the combined voting power of the Company; or (b) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of May 19, 1998, constitute the Company’s Board of Directors (“Board”) and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (c) the Company’s stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company for similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company’s then outstanding securities; or (d) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.  A Change in Control, however, shall not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals, have been obtained.

Committee means the Management Performance Committee of the Board.

Common Stock means the common stock of the Company.

Company means Questar Corporation on a consolidated basis.  Any reference to the Company also means Questar Market Resources, or any subsidiary of it.

Date of Termination means the effective date of a Termination of Employment for any reason, including death or Disability, whether initiated by the Company or by Executive.

Disability means a mental or physical condition that, in the opinion of the Board, acting reasonably, renders Executive unable or incompetent to carry out the material job responsibilities that such Executive held or the material duties to which Executive was assigned at the time the disability was incurred, which has existed for at least three months and which in the opinion of a physician mutually agreed upon by the Company and Executive (provided that neither party shall unreasonably withhold his agreement) is expected to last in excess of six months and to result in Executive's Termination of Employment.

Employment Period means, that subject to termination provisions, the term of Executive’s employment under this Agreement (the “Employment Period”) shall begin on the Agreement Date and end on the Anniversary Date that is three years after such date or as such date may be extended by the terms of this Agreement.

Good Reason means the occurrence of any one or more of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason: (a) any material breach of this Agreement by the Company, including but not limited to: any material adverse change in the status, responsibilities or perquisites of Executive; a change in the organization structure that results in Executive not reporting directly to the President and Chief Executive of the Company; any failure to appoint or nominate Executive as President and Chief Executive Officer of Questar Market Resources, or as member of the Board; assignment of duties materially inconsistent with his position and duties; (b) notice by the Board of its intention not to extend this Agreement pursuant to Article 3; and/or (c) the failure of the Company to assign this Agreement to a successor to the Company or failure of a successor to the Company to explicitly assume and agree to be bound by this Agreement.  Any reasonable determination by Executive that any of the specified events has occurred and constitutes Good Reason shall be conclusive and binding for all purposes.

Initial Employment Period means the remainder of the initial three-year period covered by the 2002 Employment Agreement; this period shall end on January 31, 2005.

Retention Stock Grant means any grants of restricted stock, options to purchase shares of the Company's common stock, stock appreciation rights, or other equity-based awards made to Executive as of or after February 10, 2004.

Subsidiary means any entity of which the Company, directly or indirectly, owns at least 50 percent of the outstanding shares of capital stock entitled to vote for the election of directors.

Termination For Good Reason means a Termination of Employment by Executive for a Good Reason.

Termination of Employment means a termination by the Company or by Executive of Executive’s employment by the Company.

Termination Without Cause means a Termination of Employment by the Company for any reason other than Cause or Executive’s death or Disability.

ARTICLE 2

DUTIES

President and Chief Executive Officer.  The Company shall employ Executive during the Employment Period as President and Chief Executive Officer, Questar Market Resources and as Executive Vice President, reporting directly to the Company's Chief Executive Officer.  Executive, during the Employment Period, shall devote substantially all of his business time, attention, and effort to the affairs of the Company and shall use his reasonable efforts to promote the best interests of the Company.

Director Status.  As long as Executive serves as an employee or officer, the Board shall continue to review Executive's qualifications for continued service as a Director of the Company.   At its discretion, the Board of Directors of any Subsidiary may appoint Executive to serve as a director of such Subsidiary.

ARTICLE 3

EMPLOYMENT PERIOD

Employment Period.  Subject to termination provisions, the term of Executive’s employment under this Agreement (the “Employment Period”) shall begin on the Agreement Date and end on the Anniversary Date that is three years after such date.  Unless the Board provides notice to Executive at least 30 days prior to any given Anniversary Date under this Agreement or Executive provides notice to the Board at least 30 days prior to any such date that the Employment Period will not be extended, the Employment Period shall be extended for an additional one-year period.

ARTICLE 4

COMPENSATION

Salary.  The Company shall pay Executive an annual base salary of $315,000 payable in semi-monthly installments (“Base Salary”) ($400,000 as of March 1, 2004).  The Committee shall review Executive’s Base Salary when it reviews the base salaries paid to the Company’s other executive officers in February of each year and can only increase, not reduce, Executive’s Base Salary.  Effective as of the date of any such increase in Executive's Base Salary, the Base Salary shall be considered the new Base Salary for all purposes of this Agreement and may not thereafter be reduced.  Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this Agreement without Executive's written consent.  The Committee shall also determine how to allocate Executive’s Base Salary among the Company and its principal Subsidiaries.

Annual Bonus Plans.  Executive shall be nominated to participate in the Company's annual bonus plans, including the Annual Management Incentive Plan ("AMIP"), for each year of the Employment Period and shall have an aggregate target bonus under such plans equal to at least 65 percent of his base salary ("Target Bonus").  The annual minimum, target, and maximum performance goals for the Company and its principal Subsidiaries shall be approved by the Committee each year within 90 days after the beginning of such year.

Other Bonus Programs.  Executive shall be nominated to participate in the Long-term Cash Incentive Plan ("Cash Incentive Plan") and any additional incentive compensation program adopted by the Committee or the Board for the Company's officers.  Unless Executive consents in writing or unless the special program is for specific hiring or retention purposes, Executive shall be granted a Target Bonus equal to that provided to any other officer, with the exception of the Company's President and Chief Executive Officer.

ARTICLE 5

STOCK OPTIONS, RESTRICTED

STOCK AND STOCK OWNERSHIP

Equity Grants.  Executive shall be granted stock options, restricted stock awards, stock appreciation rights, performance shares, or other equity-based compensation pursuant to the Company's Long-term Stock Incentive Plan ("Stock Plan") when the Committee or Board makes such awards to other officers of the Company.  Unless Executive consents in writing or unless the awards are for specific hiring or retention purposes, Executive shall be granted an equity award at least equal to that provided to any other officer with the single exception of the Company's President and Chief Executive Officer.  The agreements for any options granted to Executive shall contain a special provision that permits Executive to have 30 days after Termination of Employment (for reasons other than death, Disability, approved retirement, or a Change in Control) to exercise the vested portion of any options granted to him.  (If Executive’s employment is terminated for one of the specified reasons, he shall have longer periods of time in which to exercise his options as specified in the underlying agreements for such options.)

Stock Ownership.  The Company requires all officers to own shares of the Company’s common stock.  During the course of this Agreement, Executive is expected to acquire and retain shares of the Company's common stock (including phantom stock units) having a value equal to at least three times his annual Base Salary.  Executive cannot sell shares of common stock other than to satisfy tax obligations associated with recognizing income in conjunction with stock distributions or stock options without advance notice to the Company's President and Chief Executive Officer.

ARTICLE 6

TERM LOAN PROVISIONS

This Agreement incorporates without change the provisions of the First Amendment relating to a term loan that was effective February 1, 2002.  Pursuant to such First Amendment, the Company made a one-time loan of $140,000 to Executive as a one-time relocation payment and to compensate him for the loss of his bonus with his former employer.  The term loan is forgiven with Executive's performance of his responsibilities.  As of the date of this Agreement, Executive is obligated to repay one-third of the principal amount ($46,666.67) if he voluntarily leaves employment with the Company or if his employment is terminated for Cause (as defined in the Agreement) prior to January 31, 2005.  On or about January 31, 2005, the Company shall include the final installment amount no longer due the Company in Executive's taxable income.  Such amount shall not be treated as compensation for purposes of the Company's qualified benefit plans, but shall be treated as compensation for purposes of federal and state income taxes, FICA, and other applicable taxes.  Under federal tax laws, the loan arrangement between the Company and Executive is a "below-market" loan, which will make it necessary for the Company to impute interest on it.  The Company shall gross up Executive for the tax assessed to him.  The Company shall gross up Executive for any tax consequences associated with the installment of the principal loan being taxed to him after he performs the final year of service to January 31, 2005.

ARTICLE 7

OTHER BENEFITS

Qualified Retirement Plans.  During the Employment Period, Executive shall be entitled to participate in the qualified plans (including defined benefit and 401(k) savings) sponsored by the Company in accordance with the general rules applicable to other employees participating in such plans.

Welfare Benefit Plans.  During the Employment Period, Executive shall be eligible to participate in the welfare benefit plans and programs (including health, life insurance, catastrophe accident, cafeteria, disability, approved personal leave) sponsored by the Company in accordance with the general rules applicable to such plans.

Vacation.  During the Employment Period, Executive shall be entitled to paid vacation time in accordance with the Company’s general rules, except that Executive shall have the right to four weeks of paid vacation in each anniversary year.  After Executive has five anniversary years, he shall be entitled to five weeks of paid vacation in each subsequent anniversary year.

Nonqualified Benefit Plans.  During the Employment Period, Executive shall be eligible to participate in the Company’s optional nonqualified plans such as the Deferred Share Make-up Plan, the Deferred Compensation Plan, and the Deferred Share Plan (Collectively referred to as the “Deferred Compensation Plans”) and shall be covered by the Company’s nonqualified plan—the Supplemental Executive Retirement Plan (the “SERP”)—to make-up the difference between what can be earned by and paid to Executive under the Company’s qualified deferred benefit plan and what could be earned by and paid to Executive under such plan in the absence of federal tax law limitations applicable to it.

Change in Control/Indemnification.  Executive has been nominated to participate in the Company’s Executive Severance Compensation Plan (“Change in Control Plan”) and has been given an Indemnification Agreement.  In the event of Executive's Termination of Employment following a Change in Control, Executive shall be entitled to receive the greater of the payment due him under the Change in Control Plan or under this Agreement, but not payments under both.

Other Benefits.  During the Employment Period, Executive shall be entitled to participate in the Company’s special tax preparation and financial planning reimbursement program available to the Company’s officers.  Executive shall also be entitled to participate in any special programs adopted for the Company’s executive officers.

Office and Support Staff.  During the Employment Period, Executive shall be entitled to an office and secretarial assistance appropriate to his position.

Expenses.  During the Employment Period, Executive shall be entitled to receive prompt reimbursement for all reasonable employment-related expenses incurred by him and approved in accordance with the Company’s standard policies.

ARTICLE 8

TERMINATION OF EMPLOYMENT

Termination for Cause.  If the Company terminates Executive’s employment for Cause, the Company shall only be required to pay Executive any earned but unpaid base salary and vacation benefits.

The Company may not terminate Executive’s employment for Cause unless it has: (a) officially given Executive written notice at least 30 days prior to the Date of Termination of its intent to terminate Executive’s employment, which written notice shall contain a detailed description of the specific reasons that form the basis for such action; (b) provided Executive an opportunity to appear before the Board prior to the Date of Termination to present arguments on his own behalf; and (c) received the affirmative vote of at least two-thirds of the members of the Board that it is proper to terminate Executive’s employment for Cause.  Pending the final resolution of any disputes concerning Executive’s termination of employment for Cause, the Board may suspend Executive with pay.

Termination for Death or Disability.  If Executive’s employment terminates during the Initial Employment Period prior to January 31, 2005, due to his death or Disability, the Company shall pay to Executive’s beneficiary or estate (in the event of his death) or to Executive (in the event of his Disability), a lump-sum amount equal to Executive’s Base Salary for the remainder of such Initial Employment Period. If Executive's employment terminates after January 31, 2005 but during the Employment Period due to Executive's death or Disability, the Company shall pay to Executive's beneficiary or estate (in the event of his death) or to Executive (in the event of his Disability), a lump-sum amount equal to Executive's monthly Base Salary for the remainder of the month in which his death or Disability occurred and for one subsequent month. The Company shall pay Executive (or his beneficiary or estate in the event of his death) a lump-sum amount equal to the Target Bonus under the annual bonus plans maintained by the Company for the year of the Employment Period in which he died or became disabled.  The Company shall also pay Executive (or his beneficiary or estate in the event of his death) a lump-sum amount equal to his Target Bonus under the Company's Cash Incentive Plan for each separate performance period that has begun during the Employment Period to the extent that such Target Bonus has been set by the Committee or the Board.  Any options granted to Executive prior to February 10, 2004, shall be exercisable by Executive (or his estate in the event of his death) in accordance with the terms of such options.  Any grants of restricted stock granted to Executive prior to February 10, 2004, shall be handled in accordance with the terms of such grants.  Any Retention Stock Grants shall vest in the event of Executive's death or Disability.

Termination Without Cause.  If the Company terminates Executive’s employment during the Employment Period for some reason other than Cause, the Company shall pay Executive a lump-sum amount equal to Executive’s Base Salary for the remainder of the Employment Period, his Target Bonus under the Company's annual bonus plans for the year of the Employment Period in which Executive's employment is terminated, and his Target Bonus under the Company's Cash Incentive Plan for each separate performance period that has begun during the Employment Period to the extent that such Target Bonus has been set by the Committee or the Board.  Any stock options granted prior to February 10, 2004, shall vest in accordance with the terms of such options and be exercisable for a period following the Termination Without Cause in accordance with the terms of such options.  Any restricted stock grants prior to February 10, 2004, shall be handled in accordance with their terms.  Any Retention Stock Grants shall vest on an accelerated basis on Executive's Date of Termination.

Termination by Executive.  Executive can terminate his employment for any reason, provided that he gives the Board written notice at least 30 days’ prior to his Date of Termination.  If Executive terminates his employment for other than Good Reason, he shall only be paid his earned but unpaid Base Salary and accrued vacation benefits (up to time of termination).

If Executive terminates his employment for Good Reason, the Company shall pay Executive a lump-sum amount that includes Executive's Base Salary for the remainder of the Employment Period, his Target Bonus under the Company's annual bonus plans for the year of the Employment Period in which Executive terminates his employment for Good Reason, and his Target Bonus under the Company's Cash Incentive Plan for each separate performance period that has begun during the Employment Period to the extent that such Target Bonus has been set by the Committee or Board.  Any stock options granted prior to February 10, 2004, shall vest in accordance with the terms of such options and be exercisable for the period of time specified in such options.  Any  restricted stock grants to Executive prior to February 10, 2004, shall be handled in accordance with their terms.  Any Retention Stock Grants shall vest on an accelerated basis on Executive's Date of Termination.

ARTICLE 9

RESTRICTIVE COVENANTS

Non-Solicitation of Employees.  During the remainder of any Employment Period for which Executive is receiving compensation as a result of a Termination of Employment and during the one-year period immediately following a Termination of Employment for Cause or Termination by Executive for other than Good Reason, Executive shall not directly or indirectly employ or seek to employ any employees of the Company or its Subsidiaries and shall not entice or otherwise encourage any such employee to leave such employment.

Confidentiality.  During the Employment Period, Executive shall maintain the confidential nature of information concerning the Company’s financial results and business strategies and shall not disclose such information to any person whose interests are or may be adverse to the Company’s interests or any person that may use such information to obtain personal financial gain.

After a Termination of Employment for any reason, Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any confidential information to anyone other than the Company and its designees.

Injunction.  Executive acknowledges that monetary damages will not be an adequate remedy for the Company in the event he breaches the provisions of this Article.  Consequently, Executive agrees that the Company is entitled to an injunction to prevent Executive from any breach of the provisions of this Article in addition to other rights that the Company may have.

ARTICLE 10

MISCELLANEOUS

Beneficiary.  If Executive dies prior to receiving all of the amounts payable to him in accordance with the terms of this Agreement, such amounts shall be paid to one or more beneficiaries designated by Executive in writing to the Company during his lifetime, or if no such beneficiary is designated, to Executive’s estate.  Such payments shall be made in a lump sum to the extent so payable and, to the extent not payable in a lump sum, in accordance with the terms of this Agreement.  Executive, without the consent of any prior beneficiary, may change his designation of beneficiary or beneficiaries at any time or from time to time by submitting to the Company a new designation in writing.

Assignment Successors.  The Company may not assign its rights and obligations under this Agreement without the prior written consent of Executive except to a successor of the Company’s business that expressly assumes the Company’s obligations in writing.  This Agreement shall be binding upon and inure to the benefit of Executive, his estate and Beneficiaries, the Company and the successors and permitted assigns of the Company.

Good Faith.  During the Employment Period, Executive shall notify the Company's Chairman, President and Chief Executive Officer and the Chairman of the Board's  Executive Committee if he is being seriously considered for a senior management position with another entity.

Nonalienation.  Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution of levy of any kind, either voluntary or involuntary, prior to actually being received by Executive or a beneficiary, as applicable, and any such attempt to dispose of any right to benefits payable hereunder shall be void.

Arbitration.  Any dispute under this Agreement shall be settled by arbitration in Salt Lake City, Utah, pursuant to the Commercial Rules then in effect of the American Arbitration Association.  The Company and its successors shall reimburse Executive for any legal expenses and arbitration expenses that he may reasonably incur in conjunction with any disputes concerning the interpreted or enforcement of the provisions contained in this Agreement.

Severability.  If one or more parts of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not invalidate any part of this Agreement not declared to be unlawful or invalid.  Any part so declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of such part to the fullest extent possible while remaining lawful and valid.

Amendment: Waiver.  This Agreement shall not be amended or modified except by written instrument executed by the Company and Executive.  A waiver of any term, covenant or condition contained in this Agreement shall not be deemed a waiver of any other term, covenant or condition, and any waiver of any default in any such term, covenant or condition shall not be deemed a waiver of any later default thereof.

Notices.  All notices hereunder shall be in writing and delivered by hand, by nationally-recognized delivery service that guarantees overnight delivery, or by first-class, registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Company, to

Questar Corporation

180 East 100 South

Salt Lake City, Utah 84111

Attention: K. O. Rattie

with a copy to:

Questar’s General Counsel

180 East 100 South

Salt Lake City, Utah 84111

If to Executive, to:

Charles B. Stanley

7 Sandstone Cove

Park City, Utah 84060

Either party may from time to time designate a new address by notice given in accordance with this Section.  Notice shall be effective when actually received by the addressee.

Counterparts and Facsimile Signatures.  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.  A facsimile signature may be accepted as an original signature.

Entire Agreement.  This Agreement forms the entire agreement between the parties with respect to the subject matter addressed in this Agreement.  It supersedes all prior agreements, promises and representations regarding employment, compensation, severance or other payments contingent upon Termination of Employment, but expressly incorporates without change the terms of the provisions of the First Amendment to the 2002 Agreement.

Applicable Law.  This Agreement shall be interpreted and construed in accordance with the laws of the state of Utah, without regard to its choice of law principles.

Survival of Executive’s Rights and Obligations.  All of Executive’s rights and obligations shall survive Executive's Termination of Employment and/or the termination of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

QUESTAR CORPORATION

By /s/ Keith O. Rattie

Keith O. Rattie

Chairman, President and

Chief Executive Officer

EXECUTIVE

  /s/ Charles B. Stanley

Charles B. Stanley

Exhibit No. 10.5.

QUESTAR CORPORATION

EXECUTIVE SEVERANCE COMPENSATION PLAN

As Amended and Restated Effective February 10, 2004

EXECUTIVE SEVERANCE COMPENSATION PLAN

   Page

Section 1.  Purpose

 1

Section 2.  Term of Plan

 1

Section 3.  Definitions

 1

Section 4.  Participation in the Plan

 2

Section 5.  Termination of Employment Following Change in Control

 3

Section 6.  Notice of Termination of Employment

 3

Section 7.  Constructive Termination of Employment

 3

Section 8.  Termination of Employment for Cause

 3

Section 9.  Compensation and Benefits

 4

Section 10.  Deferred Compensation Benefits

 4

Section 11.  Supplemental Retirement Benefits

 5

Section 12.  Special Lump-Sum Provision

 5

Section 13.  Stock Options and Restricted Stock

 6

Section 14.  Miscellaneous Benefits

 6

Section 15.  Tax Provision

 6

Section 16.  Binding Agreement

 7

Section 17.  Miscellaneous

 7

Section 18.  Amendment or Termination of Plan

 7

EXECUTIVE SEVERANCE COMPENSATION PLAN

(As Amended and Restated effective February 10, 2004)

Section 1.  Purpose.  Questar Corporation and its affiliated companies (hereinafter collectively referred to as "Questar" or the "Company") consider the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interest of the Company, its shareholders, customers, and other employees.  The Executive Severance Compensation Plan (hereinafter referred to as the "Plan") is designed to encourage the officers of the Company and its affiliated companies to continue to dedicate their full attention and energy to their duties as officers without distraction from the potentially disturbing circumstances arising from the possibility of a change in control of Questar.

Section 2.  Term of Plan.  This Plan was originally adopted on September 22, 1983, and has been amended and restated several times since. The Plan as amended shall be automatically extended for one-year periods as of January 1 of each year, unless not later than September 30 of the preceding year, the Company, through its Board of Directors, shall determine that it does not wish to extend the Plan; and provided, further, that the Plan shall continue in effect for a period of 36 months beyond the date on which a "Change in Control" of the Company, as defined in Section 3, shall have occurred.

Section 3.  Definitions.  The terms used in this Plan shall have the meanings set forth below:

a.

"Cause" shall mean the willful and continued failure to perform employment duties, after a written demand for substantial performance is made by the Chief Executive Officer of the Successor Entity or the willful engaging in conduct that is materially injurious to the Successor Entity.  No act or failure to act shall be considered "willful" unless done or omitted to be done in bad faith and without a reasonable belief that such action or omission was in the best interests of the Successor Entity.

b.

A "Change in Control" of the Company shall be deemed to have occurred if (i) any "Acquiring Person" (as such term is defined in the Rights Agreement dated as of February 13, 1996, between the Company and  U.S. Bank, National Association ("Rights Agreement")) is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing 25 percent or more of the combined voting power of the Company; or (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of May 19, 1998, constitute the Company's Board of Directors ("Board") and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on May 19, 1998, or whose appointment, election or nomination for election was previously so approved or recommended; or (iii) the Company's stockholders approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately  prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company's then outstanding securities; or (iv) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.  A Change in Control, however, shall not be considered to have occurred until all conditions precedent to the transaction, including but not limited to, all required regulatory approvals have been obtained.

c.

"Dependent" shall mean any member of a Participant's household who is eligible for benefits under specified welfare benefit plans sponsored by the Company or Successor Entity.

d.

"Disability" shall mean termination of employment that results in payments under the Company's Long-term Disability Plan or a similar plan sponsored by Successor Entity.

e.

"Participant" shall mean a person who serves as an officer of the Company and/or its affiliated companies nominated by the Board of Directors to participate in the Plan who assents to the terms of the Plan by signing an agreement that incorporates the terms of the Plan.

f.

"Successor Entity" shall mean the entity existing after the date of the Change in Control.

g.

"Termination of Employment" shall mean involuntary termination of the responsibilities, status, titles, salary, or benefits of the respective Participant's employment, within three years following a Change in Control."

h.

"Voluntary Retirement" shall mean voluntary termination of employment in accordance with the terms of the Company's qualified Retirement Plan or any retirement arrangement established for the Participant with his consent.

Section 4.  Participation in the Plan.  Participation in this Plan shall be limited to Participants who accept the terms and conditions of the Plan by signing and returning an agreement that incorporates the terms of the Plan.

Participation in the Plan is at the discretion of the Board of Directors of the Company.  A Participant may be terminated from the Plan by action by the Board of Directors taken before the date of any Change in Control of the Company.

Participants shall be automatically terminated from the Plan upon death, Disability, Voluntary Retirement, cessation of officer status, or termination prior to any Change in Control of the Company.

Section 5.  Termination of Employment Following Change in Control.  In the event of any Change in Control of the Company, a Participant is entitled to receive the compensation and benefits specified in Sections 9 through 15 upon Termination of Employment, unless such termination occurs as a result of death, Disability, Voluntary Retirement, or Cause.

Section 6.  Notice of Termination of Employment.  To terminate the employment of a Participant, the Successor Entity shall notify the Participant, in writing, of Termination of Employment.  Such notice shall be mailed, postage prepaid, to the Participant at the home address shown on Company records and shall include a statement concerning the Participant's right to receive the benefits specified in Sections 9 through 15.

Termination of Employment shall not occur until proper written notice is given as above provided by the Successor Entity.  Until the Successor Entity provides such notice, a Participant is entitled to be paid the same compensation and benefits earned prior to the Change in Control.

Section 7.  Constructive Termination of Employment.  In the event that the Successor Entity, following a Change in Control, decreases the base salary, target bonus percentage, or incentive equity grant (or the equivalent) earned by or awarded to a Participant as an employee of the Company prior to a Change in Control and takes such action without securing the Participant's signed consent, the Successor Entity shall be deemed to have constructively terminated the Participant's employment.  A constructive termination shall constitute a Termination of Employment for purposes of the Participant's right to receive the compensation and benefits specified in the Plan.

Section 8.  Termination of Employment for Cause.  The Successor Entity cannot terminate the Participant's employment for Cause unless the Participant has willfully and continuously failed to perform his employment duties after receiving a written demand for substantial performance made by the Chief Executive Officer of the Successor Entity or unless the Participant has willfully engaged in conduct that is materially injurious to the Successor Entity after the Change in Control.  For purposes of this Section, no act, or failure to act, by a Participant shall be deemed "willful" unless done, or omitted to be done, by a Participant not in good faith and without reasonable belief that his action or omission was in the best interests of the Successor Entity.  The Successor Entity, through its Board of Directors, must notify the Participant in writing that the employment is being terminated for Cause.  The Notice of Termination shall include a list of factual findings to sustain the judgment that the Participant's employment has been terminated for Cause.  After receiving a Notice of Termination for Cause, the Participant shall have the right to seek arbitration or legal review of the Successor Entity's determination that the employment was terminated for Cause and to continue receiving all salary and benefits in effect prior to receipt of the Notice of Termination until the conclusion of such arbitration or legal review proceedings or the expiration of one year from the date of the receipt of the Notice of Termination, whichever event occurs first.

In the event that arbitration or legal review proceedings do not uphold the Termination of Employment for Cause, the Participant shall have the right to receive the benefits specified in Sections 9 through 15, but such benefits shall be reduced by the benefits received during the pendency of the arbitration or legal review proceedings.

Section 9.  Compensation and Benefits.

a.

Upon Termination of Employment following a Change in Control, a Participant is entitled to receive a cash payment equal to twice the annual base salary at the rate in effect for such Participant immediately prior to the Change in Control.  The Participant is also entitled to receive a cash payment equal to twice the higher of the average annual amount earned by the Participant under the Annual Management Incentive Plan ("AMIP") and any other incentive compensation plans maintained by the Company for the three years preceding a Change in Control or the average annual target amount specified under such plans for the years in question.  Any Participant whose employment is terminated at any time after the date of a Change in Control of the Company is also entitled to receive the amounts previously awarded or allocated to or earned by him under the AMIP and any other incentive compensation plans then in effect.  Finally, any Participant whose employment is terminated at any time after the Change in Control is entitled to receive a cash payment equal to twice the target bonus previously specified for him under the Company's Long-term Cash Incentive Plan or any other multi-year incentive compensation plans.

Any compensation and benefits payable under the terms of this Plan shall be payable in a single lump-sum payment within ten days of Termination of Employment.

b.

Upon Termination of Employment following a Change in Control, the Participant is entitled to receive a pro rata bonus payment under the AMIP and any other annual incentive compensation plans in effect for the year in which the Termination of Employment occurred as if he had been employed throughout the full year.  The Participant is also entitled to receive a pro rata bonus payment under any multi-year incentive compensation plan in effect for the years in which the Termination of Employment occurred that shall be based on the portion of the multi-year period in which the Participant was employed and shall not be less than the pro rata portion of the target bonus for such multi-year period.  The full amount of any bonus payment shall be payable in a single lump-sum payment within 60 days after the end of the year in which the Participant's employment terminated.

Section 10.  Deferred Compensation Benefits.  Upon ceasing to be employed by the Successor Entity at any time of a Change in Control of the Company, a Participant is also entitled to receive the amounts previously deferred by him under the Company's AMIP, Deferred Compensation Plan, Deferred Share Plan, Deferred Share Make-Up Plan, and other deferred compensation plans then in effect.

Notwithstanding any other provisions of such deferred compensation plans, lump-sum distributions of account balances shall be automatically distributed within 30 days following the Change in Control.

Section 11.  Supplemental Retirement Benefits.

a.

Upon Termination of Employment, a Participant who has a vested right under the Company's Retirement Plan shall be entitled to receive a supplemental retirement benefit equal to the difference between the amount payable to him under the terms of the Company's Retirement Plan and the amount that would have been payable to him had he been credited with two additional years of service under the Company's Retirement Plan.  Benefits payable hereunder shall be calculated using the Participant's annual compensation (as the term "compensation" is defined in the Company's Supplemental Executive Retirement Plan ("SERP") and other supplemental retirement plans then in effect) for the last full year prior to the Termination of Employment as his compensation for the additional years of service credited to the Participant under the terms of this provision.  Upon Termination of Employment, a Participant who does not have a vested right under the Company's Retirement Plan at such time shall be entitled to receive a supplemental retirement benefit equal to the amount that would have been payable to him under the terms of the Company's Retirement Plan and SERP had he become vested under the terms of such Plans if he had continued in the Company's employment for the two-year period of time following his Termination of Employment after the Change in Control.

b.

Upon Termination of Employment, a Participant who is entitled to receive supplemental retirement benefits under the terms of the Company's SERP shall be entitled to receive such benefits.  Benefits payable under the Company's SERP shall be calculated using the Participant's annual compensation (as the term compensation is defined in the Company's SERP) for the last full year prior to the Termination of Employment as his compensation for the two additional years of service credited to the Participant under the terms of this provision.

c.

Any Participant who is a Nominee in the Company's Executive Incentive Retirement Plan ("EIRP") and who has satisfied the eligibility requirements contained in the EIRP at the date of a Change in Control of the Company shall have the right to receive the retirement benefits specified in the EIRP.  The Participant's surviving spouse and dependent children shall also have the right to receive the family protection benefits specified in the EIRP in the event of the Participant's death if such death is the reason for Termination of Employment.

Section 12.  Special Lump-Sum Provision.  Upon Termination of Employment, a Participant shall receive a single-installment, lump-sum payment of supplemental retirement benefits under the EIRP and SERP.  The present value of such benefits shall be calculated using a standard mortality table referred to as the "83 Group Annuity Mortality Table" and 80 percent of the six-month average rate for the 30-year Treasury bonds (using the six-month period ending immediately prior to the Participant's Termination of Employment).  This lump-sum payment shall be made within 30 days of a Participant's Termination of Employment.

Section 13.  Stock Options and Restricted Stock.  Upon a Change in Control, all stock options, stock appreciation rights, and restricted stock or other equity-based awards granted under the Company's Long-Term Stock Incentive Plan and its successors shall vest.  A Participant shall have 60 days following a Change in Control to exercise any vested stock options and stock appreciation rights, notwithstanding a Termination of Employment, and to receive a cash payment equal to the value of such vested stock options and other equity grants.  Upon a Change in Control, all shares of restricted stock granted as partial payment of earned bonuses under the AMIP or other annual incentive compensation plans adopted by the Company or granted for any other purposes shall immediately vest free of restrictions and shall be distributed.

Section 14.  Miscellaneous Benefits.  Upon Termination of Employment at any period of time within three years from the date of a Change in Control of the Company, a Participant shall receive (for himself and his Dependents), at the sole expense of the Successor Entity, life, disability, accident and health insurance benefits, or a payment to reimburse for coverage obtained by the Participant, substantially similar to those received or eligible to be received prior to Termination of Employment, for a period of six months following Termination of Employment, unless within such period the Participant chooses to take Voluntary Retirement, in which event the Participant will be entitled to receive the same benefits as any eligible employee choosing to retire prior to the Change in Control.  In the event the Successor Entity chooses to reimburse Participant for coverage, it will also compensate him for the taxable nature of such reimbursement.

Section 15.  Tax Provision.  The benefits payable under the terms of the Plan (excluding any benefits earned prior to the Termination of Employment), are collectively referred to as "Severance Payments."  The Severance Payments are designed to be fully deductible under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code").  However, if any portion of the Severance Payments will be subject to the excise tax ("Excise Tax") imposed by Section 4999 of the Code, the Company or Successor Entity shall pay to the Participant at the time specified in Section 9 an additional estimated amount (the "Gross-Up Payment") such that the net amount retained by the Participant, after deduction of any Excise Tax on the Severance Payments and any federal and state taxes payable on the Gross-Up Payment, shall be equal to the Severance Payments (adjusted for applicable federal and state taxes).  In the event that the Excise Tax is subsequently determined to be less than the amount taken into account at the time of the Participant's Termination of Employment, the Participant shall repay to the Successor Entity the portion of the Gross-Up Payment attributable to the Excise Tax and federal and state income tax imposed on the Gross-Up payment being repaid by the participant if such repayment results in a reduction in Excise Tax and federal and state income tax deduction plus interest on the amount of such repayment at the applicable rate (as defined in Section 174(d) of the Code).  In the event that the Excise Tax is determined to exceed the amount taken into account at the time of Termination of Employment (including by reason of any payment that is unknown or undetermined at the time of the Gross-Up Payment), the Successor Entity shall make an additional payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

Section 16.  Binding Agreement.  Any and all agreements entered into pursuant to this Plan with individual officers of the Company shall be binding upon any Successor Entity as defined above.  The Company will require any Successor Entity to expressly assume and agree to perform such agreements.  Failure of the Company to obtain such assumption and agreement prior to the effective date of control by the Successor Entity shall be a breach of the agreement entered into pursuant to the terms of the Plan and shall entitle Participants to receive compensation from the Company in the same amount and on the same terms as they would otherwise be entitled to receive, except that the day prior to the date upon which the Successor Entity obtains control shall be deemed the date of Termination of Employment.

Section 17.  Miscellaneous.

a.

Except as set forth in Section 18, no provisions outlined in this Plan and the separate agreements entered into pursuant to such Plan may be modified, waived, or discharged after the date of a Change in Control unless such waiver, modification, or discharge is agreed to in writing by the Participant.  No waiver by either a Participant or Successor Entity at any time or any breach of any condition or provision of this Plan or the separate agreements entered into pursuant to this Plan shall be deemed a waiver of similar or dissimilar provisions or conditions at the time or at any prior or subsequent time.

b.

The validity, interpretation, construction and performance of this Plan and the separate agreements entered into pursuant to such Plan shall be governed by the laws of the State of Utah.

c.

The invalidity or unenforceability of any provision of this Plan and the separate agreements entered pursuant to such Plan shall not affect the validity or enforceability of any other provision of the Plan and the separate agreements, which shall remain in full force and effect.

d.

The Participants are entitled to receive the benefits specified in Sections 9 through 15 of this Plan in accordance with the terms of the Plan.  Such benefits are not to be construed as "damages."

e.

Upon written request by the Participant, the Successor Entity shall be obligated to pay the legal fees and expenses incurred by any Participant reasonably expended to obtain, protect or enforce any right or benefit provided by this Plan and the individual agreements executed pursuant to such Plan.  The Successor shall be obligated to reimburse the Participant for legal fees within 30 days of receiving the Participant's request for reimbursement.

Section 18.  Amendment or Termination of Plan.  This Plan and the individual agreements entered into pursuant to this Plan may be amended or terminated by action of the

Company's Board of Directors taken prior to a Change in Control of the Company.

Exhibit No. 12

Questar Corporation and Subsidiaries
Ratio of Earnings to Fixed Charges

	12 Months ended December 31,
	2003	2002
	(Dollars in thousands)
Earnings
Income before income taxes and
cumulative effect of accounting change	$281,759	$262,019
Less Company’s share of earnings of
equity investees	(5,008)	(11,777)
Plus distributions equity investees	6,982	14,034
Less minority interest in loss	(222)	(501)
Plus debt expense	70,736	81,121
Plus allowance for borrowed funds used
during construction	126	1,326
Plus interest portion of rental expense	2,580	2,666
	$356,953	$348,888

Fixed Charges

Debt expense	$70,736	$81,121
Plus allowance for borrowed funds used
during construction	126	1,326
Plus interest portion of rental expense	2,580	2,666
	$73,442	$85,113

Ratio of Earnings to Fixed Charges	4.86	4.10

For purposes of this presentation, earnings represent income before income taxes and cumulative effect of accounting change adjusted for fixed charges, earnings and distributions of equity investees and equity in minority interest.  Fixed charges consist of total interest charges (expensed and capitalized), amortization of debt issuance costs, and the interest portion of rental expense estimated at 50%. Income before income taxes and a cumulative effect of accounting change includes Questar’s share of pretax earnings of equity investees.

Exhibit No. 21.

SUBSIDIARY INFORMATION

Registrant Questar Corporation has the following subsidiaries:  Questar Regulated Services Company, Questar Market Resources, Inc., Questar InfoComm, Inc., and Interstate Land Corporation.  Each of these companies is a Utah corporation.

Questar Market Resources, Inc., has the following subsidiaries:  Wexpro Company, Questar Exploration and Production Company, Questar Energy Trading Company, and Questar Gas Management Company.  Questar Exploration and Production is a Texas corporation.  The other listed companies are incorporated in Utah.

Questar Exploration and Production has two wholly-owned subsidiaries, Questar Unita Basin, Inc. and Questar URC Company, which are both Delaware corporations.

Questar Exploration and Production also does business under the names Universal Resources Corporation, Questar Energy Company and URC Corporation.

Questar Energy Trading Company has two subsidiaries, URC Canyon Creek Compression Company and Questar Power Generation Company; both entities are Utah corporations.

Questar Regulated Services has four subsidiaries, all of which are Utah corporations:  Questar Gas Company, Questar Pipeline Company, Questar Energy Services, Inc., and Questar Project Employee Company.  Questar Pipeline, in turn, has four wholly-owned subsidiaries:  Questar Southern Trails Pipeline Company, Questar Transportation Services Company, Questar Overthrust Pipeline Company, and Questar Overthrust Company, which are all Utah corporations.

Questar InfoComm owns 100 percent of Consonus, Inc., which is a Utah corporation.

Exhibit 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8, No. 33-15149, Post-effective Amendment No. 3 to No. 33-4436, No. 33-40800, No. 33-40801, and No. 33-48169; Form S-8, No. 333-04951; Form S-8, No. 333-04913; Form S-8, No. 333-67658 and Form S-8, No. 333-89486) and the Registration Statement (Form S-3, No. 33-48168 and Form S-3, No. 333-91728) of Questar Corporation and in the related Prospectus of our report dated February 10, 2004, with respect to the consolidated financial statements and schedule of Questar Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ Ernst & Young, LLP

     Ernst & Young, LLP

Salt Lake City, Utah

March 9, 2004

Exhibit No. 23.2.

Engineer's Consent

As independent petroleum engineers, we hereby consent to the reference of our appraisal reports for Questar Exploration and Production Company as of years ended December 31, 2000, 2001, 2002 and 2003, incorporated herein by reference into the following Registration Statements:  Form S-3 (No. 333-48168 and No. 333-91728) and Form S-8 (333-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

/s/ Ryder Scott Company, L.P.

    RYDER SCOTT COMPANY, L.P.

Denver, Colorado

March 12, 2004

Exhibit No. 23.3.

Consent of Independent Petroleum Engineers and Geologists

As independent petroleum engineers, we hereby consent to the inclusion of the information included in this Form 10-K with respect to the oil and gas reserves of Questar Exploration and Production Company as of years ended December 31, 2000, 2001, 2002, and 2003, incorporated herein by reference into the following Statements:  Form S-3 (No. 333-48168 and No. 333-91728) and Form S-8 (333-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

NETHERLAND, SEWELL &

ASSOCIATES INC.

By:  /s/Fredric D. Sewell.

Frederic D. Sewell

Chairman and Chief Executive Officer

Dallas, Texas

March 12, 2004

Exhibit No. 23.4.

Consent of H. J. Gruy and Associates, Inc.

We hereby consent to the use of the name H. J. Gruy and Associates, Inc. and of references to H. J. Gruy and Associates, Inc. and to the inclusion of and references to our reports, or information contained there, dated January 30, 2001, February 28, 2001, January 29, 2002, January 30, 2002, February 4, 2003, February 10, 2003, January 19, 2004, and January 22, 2004 prepared for Questar Exploration and Production Company in the Annual Report on Form 10-K of Questar Corporation for the filing dated on or about March 11, 2004, and the incorporation by reference into the applicable previous filings with the Securities and Exchange Commission.

H. J. GRUY AND ASOCIATES, INC.

Texas Registration Number F-000637

By:    /s/ Robert J. Naas

Robert J. Naas

Executive Vice President

March 11, 2004

Dallas, Texas

Exhibit No. 23.5.

Letter of Consent

As independent petroleum engineers, we hereby consent to the reference of our appraisal reports for Celsius Energy Resources Ltd. as of years ended December 31, 2000 and 2001, incorporated herein by reference into the following Registration Statements:  Form S-3 (No. 333-48168 and No. 333-91728) and Form S-8 (333-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

Yours very truly,

GILBERT LAUSTSEN JUNG

ASSOCIATES LTD.

/s/ Wayne W. Chow, P. Eng.

     Wayne W. Chow, P. Eng.

      Vice President

March 12, 2004

Calgary, Alberta

CANADA

Exhibit No. 23.6.

Engineer's Consent

As independent petroleum engineers, we hereby consent to the reference of our appraisal reports for Canor Energy Ltd, as of years ended December 31, 2000 and 2001, incorporated herein by reference into the following Registration Statements:  Form S-3 (No. 333-48168 and No. 333-91728) and Form S-8 (333-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

SPROULE ASSOCIATES LIMITED

/s/ Hari M. Kapil, P. Eng.

    Hari M. Kapil, P. Eng.

    Senior Vice-President, Engineering

March 12, 2004

Exhibit No. 23.7.

Engineer's Consent

As independent petroleum engineers, we hereby consent to the reference of our appraisal reports for Shenandoah Energy, Inc. as of years ended December 31, 2001 and 2002, incorporated herein by reference into the following Registration Statements:  Form S-3 (No. 333-48168 and No. 333-91728) and Form S-8 (333-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

/s/ Ryder Scott Company, L.P.

    RYDER SCOTT COMPANY, L.P.

Denver, Colorado

March 12, 2004

Exhibit 23.8.

ENGINEER'S CONSENT

As independent petroleum engineers, we hereby consent to the reference of our appraisal reports for Questar Exploration and Production Company as of years ended December 31, 2000, 2001, and 2002, incorporated herein by reference into the following Registration Statements:  Form S-3 (No. 333-48168 and No. 333-91728) and Form S-8 (33-4436, 33-15149, 33-40800, 33-40801, 33-48169, 333-04913, 333-04951, 333-67658 and 333-89486).

MALKEWICZ HUENI ASSOCIATES INC.

By:     /s/Gregory B. Hueni

Gregory B. Hueni

Vice President

March 12, 2004

Golden, Colorado

Exhibit No. 24.

POWER OF ATTORNEY

We, the undersigned directors of Questar Corporation, hereby severally constitute Keith O. Ratttie and S. E. Parks, and each of them acting alone, our true and lawful attorneys, with full power to them and each of them to sign for us, and in our names in the capacities indicated below, the Annual Report on Form 10-K for 2003 and any and all amendments to be filed with the Securities and Exchange Commission by Questar Corporation, hereby ratifying and confirming our signatures as they may be signed by the attorneys appointed herein to the Annual Report on Form 10-K for 2003 and any and all amendments to such Report.

Witness our hands on the respective dates set forth below.

     Signature

Title

Date

/s/ K. O. Rattie

Chairman of the Board,

  2-10-04

K. O. Rattie

President, and Chief Executive Officer

Director

/s/ Phillips S. Baker, Jr.

Director

  2-10-04

Phillips S. Baker, Jr.

/s/ Teresa Beck

Director

  2-10-04

Teresa Beck

/s/ R. D. Cash

Director

  2-10-04

R. D. Cash

/s/ Patrick J. Early

Director

  2-10-04

Patrick J. Early

/s/ L. Richard Flury

Director

  2-10-04

L. Richard Flury

/s/ James A. Harmon

Director

  2-10-04

James A. Harmon

/s/ W. Whitley Hawkins

Director

  2-10-04

W. Whitley Hawkins

/s/ Robert E. Kadlec

Director

  2-10-04

Robert E. Kadlec

/s/Robert E. McKee III

Director

   2-10-04

Robert E. McKee III

/s/ Gary G. Michael

Director

   2-10-04

Gary G. Michael

/s/ Harris H. Simmons

Director

  2-10-04

Harris H. Simmons

/s/ C. B. Stanley

Director

  2-10-04

C. B. Stanley

Exhibit No. 31.1

CERTIFICATION

I, Keith O. Rattie, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 12, 2004 Date	By: /s/Keith O. Rattie Keith O. Rattie President and Chief Executive Officer

Exhibit No. 31.2

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 12, 2004 Date	By: /s/S. E. Parks S. E. Parks Senior Vice President, and Chief Financial Officer

#

#

Exhibit 32.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Annual Report of Questar Corporation (the "Company") on Form 10-K for 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Keith O. Rattie, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President, Treasurer and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

                    (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

QUESTAR CORPORATION

March 12, 2004	By /s/ Keith O. Rattie Keith O. Rattie President and Chief Executive Officer

March 12, 2004	By /s/ S. E. Parks S. E. Parks Senior Vice President and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of  Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit No. 99.1.

TO BE INCORPORATED BY REFERENCE INTO REGISTRATION

STATEMENTS ON FORM S-3 (NO. 33-48168 and NO. 333-91728) AND ON

FORM S-8 (NOS. 33-4436, 33-15149, 33-40800, 33-40801,

33-48169, 333-04913, 333-04951, 333-67658, and 333-89486)

UNDERTAKINGS

(a)

Rule 415 Offering.

The undersigned registrant hereby undertakes:

(l)

To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement;

(i)

To include any prospectus required by Section 10(a)(3) of the Securities Act of 1933;

(ii)

To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) that, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement.  Notwithstanding the foregoing, any increase or decrease in volume of securities offered (if the total dollar value of securities offered would not exceed that which was registered) and any deviation from the low or high end of the estimated maximum offering range may be reflected on the form of prospectus filed by the Commission pursuant to Rule 424(b) if, in the aggregate, the changes in volume and price represent no more than a 20% change in the maximum aggregate offering price set forth in the "calculation of Registration Fee" table in the effective registration statement;

(iii)

To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

(2)

That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(3)

To remove from registration by means of a post-effective amendment any of the securities being registered that remain unsold at the termination of the offering.

(b)

Incorporation of Documents by Reference.

The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(e)

Incorporated Annual and Quarterly Reports.

The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus, to each person to whom the prospectus is sent or given, the latest annual report to security holders that is incorporated by reference in the prospectus and furnished pursuant to and meeting the requirements of Rule 14a-3 or Rule 14c-3 under the Securities Exchange Act of 1934; and where interim financial information required to be presented by Article 3 of Regulation S-X are not set forth in the prospectus, to deliver or cause to be delivered to each person to whom the prospectus is sent or given, the latest quarterly report that is specifically incorporated by reference in the prospectus to provide such interim financial information.

(h)

Registration Statements on Form S-8.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Table_of_Contents

#