Form 10-K/A
period 2003-12-31
QUESTAR CORP
filed 2004-05-24
CIK 751652

#

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

#

EXPLANATORY NOTE

Questar Corporation ("Questar" or the "Company") inadvertently neglected to include a conformed signature for the opinion rendered by Ernst & Young, LLP, when it filed its Annual Report on Form 10-K for 2003 with the Securities and Exchange Commission on March 12, 2004.  Consequently, the Company is filing an opinion with a conformed signature for Ernst & Young, LLP, as part of Item 8, Financial Statements and Supplementary Data, which is set forth below in its entirety.  Questar is not making any other changes to its financial statements.   This amendment is accurate as of the date of the Company's Form 10-K that was originally filed and has not been updated to reflect any events that occurred subsequent to March 12, 2004. The Company is including currently dated certifications as listed in a new Item 15.

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

ERNST & YOUNG LLP

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

/s/Ernst & Young LLP

February 10, 2004

Ernst & Young LLP

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

Capitalized Interest and Allowance for Funds Used During Construction: When applicable, Market Resources capitalizes interest costs during the construction period of plant and equipment.  However, the company did not capitalize interest costs in 2003, 2002 and 2001.  Under provisions of the Wexpro Agreement, the company capitalizes an allowance for funds used during construction (AFUDC) on cost-of-service construction projects.  The FERC requires the capitalization of AFUDC during the construction period of rate-regulated plant and equipment.  AFUDC amounted to $1.1 million in 2003, $400,000 in 2002 and $203,000 in 2001, and is included in Interest and Other Income in the Consolidated Statements of Income.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of May, 2004

QUESTAR CORPORATION

   (Registrant)

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

May 24, 2004

*By /s/Keith O. Rattie

       Date

           Keith O. Rattie, Attorney in Fact

Exhibit List

Exhibit

Number

Description

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 24, 2004 Date	By: /s/Keith O. Rattie Keith O. Rattie President and Chief Executive Officer

Exhibit No. 31.2

CERTIFICATION

I, S. E. Parks, certify that:

1.	I have reviewed this annual report on Form 10-K for 2003 of Questar Corporation;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 24, 2004 Date	By: /s/S. E. Parks S. E. Parks Senior Vice President, and Chief Financial Officer

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

QUESTAR CORPORATION

May 24, 2004	By /s/Keith O. Rattie Keith O. Rattie President and Chief Executive Officer

May 24, 2004	By /s/S. E. Parks S. E. Parks Senior Vice President and Chief Financial Officer

             This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of  Section 18 of the Securities Exchange Act of 1934, as amended.