Form 10-Q/A
period 2004-03-31
QUESTAR CORP
filed 2004-08-04
CIK 751652

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

Explanatory Note:  This Form 10-Q/A is being filed for the sole purpose of including information in Item 2 of Part II that was inadvertently omitted from the original filing.  This Amendment No. One includes Items 2 and 6.

Part II

OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter that ended March 31, 2004, Questar Corporation (“Questar” or the “Company”) purchased shares of its Common Stock registered under Section 12 of the Securities Exchange Act of 1934 as amended (“Exchange Act”).

	Total Number of Shares Purchased *	Average Price per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2004 to January 31, 2004	23,423	35.87	-	-

February 1, 2004 to February 29, 2004	17,272	35.85	-	-

March 1, 2004 to March 31, 2004	9,976	35.28	-	-

Total	50,671	35.75	-	-

*All shares purchased by the Company were in conjunction with tax payment elections made by employees when recognizing ordinary income with nonqualified stock options exercises or when receiving distributions of formerly restricted shares of stock.

Item 6.

Exhibits and Reports on Form 10-Q/A.

a.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibit

     12.

Ratio of earnings to fixed charges.  (Exhibit No. 12 to Form 10-Q reported for the quarter that ended March 31, 2004, filed on May 7, 2004.)

     31.1.

Certification signed by Keith O. Rattie, Questar’s Chief Executive Officer, pursuant to Section of the Sarbanes-Oxley Act of 2002.

     31.2.

Certification signed by S. E. Parks, Questar’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.

Certification signed by Keith O. Rattie and S. E. Parks, Questar’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.

During the quarter, Questar filed the following Current Report on Form 8-K:  Current Report dated April 29, 2004, filing a copy of the Company’s earnings release for the periods ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

(Registrant)

August 3, 2004

/s/ Keith O. Rattie________________________

         Date

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

August 3, 2004

/s/ S. E. Parks____________________________

         Date

S. E. Parks, Senior Vice President and

Chief Financial Officer

Exhibit List

Exhibit No.

Exhibit

     12.

Ratio of earnings to fixed charges.  (Exhibit No. 12 to Form 10-Q reported for the quarter that ended March 31, 2004, filed on May 7, 2004.)

     31.1.

Certification signed by Keith O. Rattie, Questar’s Chief Executive Officer, pursuant to Section of the Sarbanes-Oxley Act of 2002.

     31.2.

Certification signed by S. E. Parks, Questar’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.

Certification signed by Keith O. Rattie and S. E. Parks, Questar’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.1.

CERTIFICATION

I, Keith O. Rattie, certify that:

1.

I have reviewed this quarterly report on Form 10-Q/A of Questar Corporation.

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

August 3, 2004

/s/Keith O. Rattie_________________________

          Date

Keith O. Rattie

Chairman, President and Chief Executive

Officer

Exhibit No. 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report on Form 10-Q/A of Questar Corporation.

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

August 3, 2004

/s/S. E. Parks____________________________

          Date

S. E. Parks

Senior Vice President and Chief

Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTON 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Corporation (the "Company") on Form

10-Q/A for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Keith O. Rattie, Chairman, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR CORPORATION

August 3, 2004

/s/Keith O. Rattie_________________________

          Date

Keith O. Rattie

Chairman, President and Chief Executive

Officer

August 3, 2004

/s/S. E. Parks____________________________

          Date

S. E. Parks

Senior Vice President and Chief

Financial Officer