Form 10-K/A
period 2004-12-31
QUESTAR CORP
filed 2005-03-08
CIK 751652

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

EXPLANATORY NOTE

        Questar Corporation (Questar or the Company) included an incorrect organization chart in its Annual Report on Form 10-K for 2004 that was filed with the Securities and Exchange Commission on March 7, 2005. Consequently, the Company is filing an amended 10-K with a corrected organization chart, as part of Item 1. Business. This amendment includes all items and exhibits originally filed in Questar's Annual Report on Form 10-K for 2004 as well as a revised organization chart for the convenience of the reader. Questar is not making any changes to its financial statements. This amendment is accurate as of the date of the Company's originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 7, 2005. The Company is including currently dated certifications as listed in Item 15.

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

FORM 10-K/A
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

Critical Accounting Policies, Estimates and Assumptions

        Questar's significant accounting policies are described in Note 1 accompanying the consolidated financial statements included in Item 8 of this Form 10-K/A. The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2005

QUESTAR CORPORATION (Registrant)
By:	/s/ KEITH O. RATTIE Keith O. Rattie Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEITH O. RATTIE Keith O. Rattie	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ S. E. PARKS S. E. Parks	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* P. S. Baker, Jr.	Director
* Teresa Beck	Director
P. J. Early	Director
* L. Richard Flury	Director
* J. A. Harmon	Director
* Robert E. Kadlec	Director
* Robert E. McKee III	Director
* Gary G. Michael	Director
* Keith O. Rattie	Director
* M. W. Scoggins	Director
* Harris H. Simmons	Director
* C. B. Stanley	Director
March 8, 2005 Date	*	/s/ KEITH O. RATTIE Keith O. Rattie, Attorney in Fact

EXHIBIT INDEX

Exhibit No.	Description
2.*	Plan and Agreement of Merger dated as of December 16, 1986, by and among the Company, Questar Systems Corporation, and Universal Resources Corporation. (Exhibit No. (2) to Current Report on Form 8-K dated December 16, 1986.)
3.1.*	Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for Quarter ended June 30, 1998.)
3.2.*	Bylaws as amended effective August 12, 2003. (Exhibit No. 3. to Form 10-Q Report for Quarter Ended June 30, 2003.)
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