Form 10-Q
period 2005-09-30
QUESTAR CORP
filed 2005-11-04
CIK 751652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]       No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]      No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of October 31, 2005

 Common Stock, without Par

85,280,492 Shares

Value with attached Common

     Stock Purchase Rights

Questar Corporation

Form 10-Q for the Quarterly Period Ended September 30, 2005

TABLE OF CONTENTS

Page No.

NATURE OF BUSINESS

3

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

3

GLOSSARY OF COMMONLY USED TERMS

5

SEC FILINGS AND WEBSITE INFORMATION

8

PART I.

FINANCIAL INFORMATION

9

Item 1.

Financial Statements

9

Consolidated Statements of Income for the three and nine months ended

   September 30, 2005 and 2004

9

Condensed Consolidated Balance Sheets at September 30, 2005

   and December 31, 2004

10

Condensed Consolidated Statements of Cash Flows for the nine months ended

   September 30, 2005 and 2004

11

Notes Accompanying the Consolidated Financial Statements

12

Item 2.

Management’s Discussion and Analysis of Financial Condition and

    Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

33

Item 4.

Controls and Procedures

36

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

36

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 6.

Exhibits

37

Signatures

37

NATURE OF BUSINESS

Questar Corporation (Questar or the Company), is a natural gas-focused energy company with three principal lines of business – gas and oil exploration and production, interstate gas transportation, and retail gas distribution. Questar Market Resources (Market Resources) subsidiaries engage in gas and oil exploration; development and production; gas gathering and processing; wholesale gas and oil marketing; and gas storage. Questar Pipeline Company (Questar Pipeline) provides interstate natural gas transportation and storage services. Questar Gas Company (Questar Gas) provides retail natural gas distribution.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report includes “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934 as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “forecast,” or “continue” or the negative thereof or variations thereon or similar terminology. Although these statements are made in good faith and are reasonable representations of Questar’s expected performance at the time, actual results may vary from management’s stated expectations and projections due to a variety of factors.

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

•

The price and availability of alternative fuels; and

•

The costs and availability of drilling rigs and other materials and services.

The Company uses financial contracts to hedge its exposure to volatile natural gas, oil and NGL prices and to protect cash flow, returns on capital, net income and credit ratings from downward commodity-price movements. While hedging reduces the impact of declining prices, it may also limit future revenues from favorable price movements. Questar believes the Company’s regulated businesses – interstate natural gas transportation and retail gas distribution – and its Wexpro subsidiary generate revenues that are not significantly sensitive to short-term fluctuations in natural gas, oil and NGL prices.

Questar’s profitability depends not only on prevailing prices for natural gas, oil and NGL, but also the Company’s ability to find, develop and acquire gas and oil reserves that are economically recoverable. Substantial capital expenditures are required to find, develop and acquire gas and oil reserves to replace those depleted by production.

Estimating gas and oil reserves, production and future net cash flow is difficult

Questar Exploration and Production’s proved natural gas and oil reserve estimates are prepared annually by independent reservoir-engineering consultants. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Estimates of economically recoverable reserves and future net cash flows prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition the estimates of future net revenues from proved reserves and the present value of those reserves are based upon certain assumptions about production levels, prices and costs, which may change. The volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The meaningfulness of such estimates depends on the accuracy of the assumptions upon which they were based. Actual results may differ materially from the estimated results.

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

Questar must comply with numerous regulations from the federal, state and local level

Questar is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and have become more onerous over time. In addition to the costs of compliance, the Company may incur substantial costs to take corrective actions at both owned and previously owned facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but that now require remedial work to meet current standards. Failure to comply with these laws and regulations may result in fines, significant costs for remedial activities, or injunctions.

Questar must comply with numerous and complex regulations governing activities on federal and state lands in the Rocky Mountain region, notably the National Environmental Policy Act, the Endangered Species Act and the National Historic Preservation Act. Federal and state agencies frequently impose conditions on the Company’s activities. These restrictions tend to become more stringent over time, and can limit or prevent the Company from exploring for, finding and producing natural gas, oil and NGL on its Rockies leaseholds. Certain environmental groups oppose drilling on some of the Company’s federal and state leases.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations include such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members, and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Finally lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase Questar’s costs of doing business on Native American tribal lands and have an impact on the viability of its gas and oil operations on such lands.

Questar Pipeline’s natural gas transportation and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability. The FERC also has various affiliate rules that may cause the Company to incur additional costs of compliance.

Both Questar Pipeline and Questar Gas incur significant costs to comply with federal pipeline-safety regulations. Questar may also be affected by possible future regulations requiring the tracking, reporting and reduction of greenhouse-gas emissions.

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

The Company cannot predict these factors nor can it assess the impact, if any, of such factors on its financial position or its results of operations. Accordingly forward-looking statements should not be relied upon as a predictor of actual results. Questar undertakes no obligation to update any forward-looking statement provided in this report.

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

finding costs

Finding costs are the sum of costs incurred for gas and oil exploration and development activities; including leasehold acquisitions, seismic, geological and geophysical, development and exploration drilling and asset-retirement obligations for a given period, divided by the total amount of estimated net proved reserves added through discoveries, positive and negative revisions of previous estimates and purchases in place for the same period. The Company expresses finding costs in dollars per Mcfe averaged over a five-year period.

frac spread

The difference in sales price of NGL’s extracted from the gas stream and the prices of a Btu-equivalent volume of gas to replace the extracted liquids.

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

Mdth

One thousand decatherms.

Mdthe

One thousand decatherms of natural gas equivalents.

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

production

The production replacement ratio is calculated by dividing the net proved replacement ratio

reserves added through discoveries, positive and negative revisions of previous estimates and purchases and sales in-place for a given period by the production for the same period, expressed as a percentage. The production replacement ratio is typically reported on an annual basis.

proved reserves

Those quantities of natural gas, crude oil, condensate and NGL on a net revenue interest basis, which geological and engineering data demonstrate with reasonable certainty to be recoverable under existing economic and operating conditions. See 17 C.F.R. Section 4-10(a)(2) for a complete definition.

proved developed

Reserves that include proved developed producing reserves

reserves

and proved developed behind-pipe reserves. See 17 C.F.R. Section 4-10(a)(3).

proved developed

Reserves expected to be recovered from existing completion intervals in producing reserves

existing wells.

proved undeveloped

Reserves expected to be recovered from new wells on proved undrilled acreage reserves

or from existing wells where a relatively major expenditure is required for recompletion. See 17 C.F.R. Section 4-10(a)(4).

psia

Equals gauge pressure (see psig) plus local atmospheric pressure (in pounds per square inch). At sea level and standard temperature the absolute pressure is 14.7 pounds per square inch.

psig

Pounds per square inch gauge. The pressure in pounds per square inch as measured by a gauge.

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

Investors can also access financial and other information for Questar at Questar’s website at www.questar.com. Questar’s website contains Statements of Responsibility for Board Committees, Corporate Governance Guidelines and its Business Ethics and Compliance Policy.

Questar and each of its reporting subsidiaries make available, free of charge, through the website copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports filed by executive officers and directors under Section 16 of the Exchange Act reporting transactions in Questar securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
REVENUES
Market Resources	$446,746	$255,264	$1,105,980	$ 733,678
Questar Pipeline	22,584	18,345	59,583	54,227
Questar Gas	109,575	80,962	604,308	490,076
Corporate and other operations	4,005	5,654	13,572	15,375

TOTAL REVENUES	582,910	360,225	1,783,443	1,293,356

OPERATING EXPENSES
Cost of natural gas and other products sold	271,724	127,170	836,106	515,019
Operating and maintenance	98,169	81,313	280,958	242,296
Production and other taxes	30,864	22,087	83,499	67,581
Depreciation, depletion and amortization	63,542	52,566	182,174	160,243
Exploration	2,574	1,346	9,423	3,699
Abandonment and impairment of gas,
oil and other properties	1,712	2,848	4,610	9,541
Questar Gas rate-refund obligation		1,095		4,090

TOTAL OPERATING EXPENSES	468,585	288,425	1,396,770	1,002,469

OPERATING INCOME	114,325	71,800	386,673	290,887

Interest and other income	5,063	1,835	10,636	4,725
Earnings from unconsolidated affiliates	1,910	1,021	5,131	3,595
Debt expense	(17,869)	(16,753)	(51,234)	(51,324)

INCOME BEFORE INCOME TAXES	103,429	57,903	351,206	247,883
Income taxes	37,672	20,962	129,551	92,253

NET INCOME	$ 65,757	$ 36,941	$ 221,655	$ 155,630

EARNINGS PER COMMON SHARE
Basic	$ 0.78	$ 0.44	$ 2.62	$ 1.86
Diluted	0.75	0.43	2.55	1.82

Weighted average common shares outstanding
Used in basic calculation	84,930	83,864	84,674	83,627
Used in diluted calculation	87,353	85,882	87,043	85,496

Dividends per common share	$ 0.225	$ 0.215	$ 0.665	$ 0.635

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 10,964	$ 3,681
Accounts receivable, net	268,586	262,373
Unbilled gas accounts receivable	17,475	59,160
Hedging collateral deposits	243,270
Fair value of hedging contracts	30	9,334
Inventories, at lower of average cost or market
Gas and oil storage	77,173	66,944
Materials and supplies	31,675	18,993
Prepaid expenses and other	19,730	23,690
Purchased-gas adjustments	18,301	35,853
Deferred income taxes – current	151,945	6,968
Total current assets	839,149	486,996
Property, plant and equipment	5,322,500	4,877,771
Less accumulated depreciation, depletion and amortization	2,045,649	1,893,111
Net property, plant and equipment	3,276,851	2,984,660
Investment in unconsolidated affiliates	40,805	33,229
Goodwill	71,260	71,260
Regulatory assets	31,284	32,120
Other noncurrent assets, net	35,327	45,361
	$4,294,676	$3,653,626

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	$ 92,000	$ 68,000
Accounts payable and accrued expenses	369,220	348,264
Questar Gas customer-credit balances	36,061	24,771
Rate-refund obligations	1,009	25,343
Fair value of hedging contracts	420,580	64,179
Total current liabilities	918,870	530,557
Long-term debt, less current portion	1,133,200	933,195
Deferred income taxes	581,908	553,401
Asset-retirement obligations	72,722	67,288
Pension and post-retirement benefits	43,133	47,919
Fair value of hedging contracts	147,545	14,471
Other long-term liabilities	81,764	67,237

Common shareholders' equity
Common stock	379,507	358,017
Retained earnings	1,300,941	1,135,718
Accumulated other comprehensive loss	(364,914)	(54,177)
Total common shareholders' equity	1,315,534	1,439,558
	$4,294,676	$3,653,626

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended
	September 30,
	2005	2004
	(in thousands)

OPERATING ACTIVITIES
Net income	$ 221,655	$ 155,630
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	185,856	167,615
Deferred income taxes	72,997	65,064
Amortization of nonvested shares	2,990	1,723
Abandonment and impairment of gas, oil and other properties	4,610	9,541
Earnings from unconsolidated affiliates,
net of cash distributions	(789)	1,046
Net gain from asset sales	(4,722)	(76)
Other	390	218
	482,987	400,761
Changes in operating assets and liabilities	(177,876)	(6,479)
NET CASH PROVIDED FROM
OPERATING ACTIVITIES	305,111	394,282

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(481,124)	(265,593)
Other investments	(6,787)	(1,000)
Total capital expenditures	(487,911)	(266,593)
Proceeds from disposition of assets	15,960	1,950
NET CASH USED IN INVESTING ACTIVITIES	(471,951)	(264,643)

FINANCING ACTIVITIES
Common stock issued	15,809	21,099
Common stock repurchased	(9,246)	(3,361)
Long-term debt repaid	(8)	(71,993)
Long-term debt issued	200,000
Change in short-term debt	24,000	(43,200)
Checks in excess of cash balances		7,400
Dividends paid	(56,432)	(53,234)
Other		(255)
NET CASH PROVIDED FROM
(USED IN) FINANCING ACTIVITIES Change in cash and cash equivalents Beginning cash and cash equivalents	174,123	(143,544)
	7,283	(13,905)
	3,681	13,905
Ending cash and cash equivalents	$ 10,964	$ -

See notes accompanying the consolidated financial statements

QUESTAR CORPORATION

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, due to a variety of factors discussed in the Forward-Looking Statements and Risk Factors section of this report. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. For further information please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Note 2 – Rate-Refund Obligations

Gas-Processing Dispute

On August 1, 2003, the Utah Supreme Court issued an order reversing an August 2000 decision made by the PSCU concerning certain natural gas-processing costs incurred by Questar Gas to manage the heat content of its gas supply. As a result of the court’s order, Questar Gas recorded a $29 million liability for a potential refund to gas-distribution customers. This liability included revenue received for processing costs and interest from June 1999 through September 2004. On August 30, 2004, the PSCU ruled that Questar Gas failed in 1999 to prove that its decision to contract for gas processing with an affiliate was prudent. Questar Gas reduced its rates on September 1, 2004, to eliminate the collection of gas-processing costs and on October 1, 2004, began refunding previously collected costs, plus interest, over a 12-month period.

In response to a Questar Gas petition, the PSCU clarified that its order did not preclude recovery of ongoing and certain past-processing costs. Questar Gas has requested ongoing rate coverage for gas-processing costs in its pass-through filings, but is not currently collecting these costs in rates. On January 31, 2005, Questar Gas filed a rate request with the PSCU to recover $5.7 million per year of gas-processing costs through its gas-balance account. The $5.7 million is Utah’s share of the estimated $6 million annual cost of operating the gas-processing plant. The Wyoming share has been recovered in rates.

In October 2005 Questar Gas, the Utah Division of Public Utilities and the Committee of Consumer Services, a Utah state agency, submitted a stipulation to the PSCU to resolve issues related to cost recovery of carbon dioxide processing activities. The PSCU held a hearing on October 20 to consider the stipulation and will issue an order at a later date. The stipulation provides for the recovery of $3.6 million of costs that were expensed during the period February 1, 2005 through September 30, 2005, as well as going forward costs that have been about $5.7 million on an annual basis.

Fuel-Gas Reimbursement Percentage (FGRP)

During the fourth quarter of 2004, the FERC issued an order to Questar Pipeline in a case involving the annual FGRP. The FERC previously granted Questar Pipeline’s request to increase the FGRP effective January 1, 2004. In its order the FERC approved the FGRP but also ruled that Questar Pipeline was required to credit to transportation customers proceeds from the sale of natural gas liquids recovered from its hydrocarbon dew point facilities at the Kastler plant in northeastern Utah. Questar Pipeline accrued a potential liability equal to any liquid revenues from the dew point plant. Through June 30, 2005, Questar Pipeline had reduced revenues by $5.4 million as a credit to customers, including $0.7 million recorded in the first half of 2005.

Questar Pipeline made an annual FGRP filing with the FERC on November 30, 2004, requesting an increase in the FGRP to 2.6%. On December 30, 2004, the FERC approved the request on an interim basis subject to refund and final resolution of the 2004 FGRP proceeding. Several shippers filed comments with the FERC protesting the FGRP level.

On June 17, 2005, Questar Pipeline filed an uncontested offer of settlement with the FERC to resolve the outstanding issues in the 2004 and 2005 FGRP filings. This settlement with customers was approved July 26, 2005, and contains the following terms: (a) the settlement will cover the period from June 1, 2005 through December 31, 2007; (b) no adjustments will be made to FGRP amounts collected by Questar Pipeline prior to June 2005; (c) one-half of the Kastler plant liquid revenues from August 2001 through December 2007 will be refunded to customers and the remaining revenues will be retained by Questar Pipeline; and (d) Questar Pipeline will reduce the FGRP amount collected from customers from 2.6% to 2.1% effective June 1, 2005. This percentage consists of 1.95% of ongoing FGRP related costs and 0.15% of prior-period amortization of costs. If actual ongoing costs are less than the 1.95%, the difference will be shared equally with customers beginning January 2006. Questar Pipeline recorded the impact of the settlement in third quarter 2005 increasing liquid revenues by $2.7 million and net income by $1.7 million.

Note 3– Asset-Retirement Obligations (ARO)

Questar recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to plugging and abandonment costs associated with gas and oil wells and certain other properties. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in asset-retirement obligations were as follows:

	2005	2004
	(in thousands)

Balance at January 1,	$67,288	$61,358
Accretion	3,148	1,896
Additions	3,010	1,593
Revisions		695
Retirements and properties sold	(724)	(365)
Balance at September 30,	$72,722	$65,177

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the PSCW. Pursuant to the stipulation, Wexpro collects and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At September 30, 2005, approximately $3.6 million was held in this trust invested in a short-term bond index fund.

Note 4 – Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the accounting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options plus an estimated number of nonvested restricted shares:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)

Weighted-average basic common shares outstanding	84,930	83,864	84,674	83,627
Potential number of shares issuable from exercising
stock options and from nonvested restricted shares	2,423	2,018	2,369	1,869
Weighted-average diluted common shares Outstanding	87,353	85,882	87,043	85,496

In the first nine months of 2005, Questar issued 813,000 shares for the Long-Term Stock Incentive Plan and the Employee Investment Plan.

Note 5 – Share-Based Compensation

Questar issues stock options and nonvested restricted shares to employees and non-employee directors. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded because the exercise price of options equals the market price on the date of grant. The Company adopted the pro forma income disclosure features described in SFAS 123 “Accounting for Stock-Based Compensation” as amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table shows pro forma income had stock options been expensed based on fair value calculated using the Black-Scholes-Merton model:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)

Net income, as reported	$65,757	$36,941	$221,655	$155,630
Deduct stock-based compensation expense under fair-value based methods	(402)	(652)	(1,206)	(2,313)
Pro forma net income	$65,355	$36,289	$220,449	$153,317

Earnings per share
Basic, as reported	$ 0.78	$ 0.44	$ 2.62	$ 1.86
Basic, pro forma	0.77	0.43	2.60	1.83
Diluted, as reported	0.75	0.43	2.55	1.82
Diluted, pro forma	0.75	0.42	2.53	1.79

Net income as reported in the table above, reflects compensation costs related to restricted stock awards. Restricted shares are valued at the market price on the grant date and amortized to expense over the vesting period. Expense for the nine months ended September 30, 2005 and 2004, amounted to $3.0 million and $1.7 million, respectively.

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), (SFAS 123R), “Share Based Payment,” which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. After a phase-in period for SFAS 123R, pro forma disclosure will no longer be allowed. The Company’s effective date for implementation of SFAS 123R is January 1, 2006. Alternative phase-in methods are allowed under SFAS 123R. The Company currently anticipates using the modified prospective phase-in method that requires recognition of compensation costs for all share based payments granted, modified or settled after the date of implementation as well as for any awards that were granted prior to the implementation date for which the required service has not yet been performed. We believe that none of the alternative phase-in methods would have a material effect on the Company’s operating results or financial position.

Note 6 – Operations by Line of Business

Questar has three primary reporting segments: Market Resources, Questar Pipeline and Questar Gas. Lines of business information are presented according to senior management’s basis for evaluating performance including differences in the nature of products, services and regulation. Certain intersegment sales include intercompany profits. Financial information for reportable segments follows below:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)

REVENUES FROM UNAFFILIATED CUSTOMERS
Market Resources	$446,746	$255,264	$1,105,980	$ 733,678
Questar Pipeline	22,584	18,345	59,583	54,227
Questar Gas	109,575	80,962	604,308	490,076
Corporate and other operations	4,005	5,654	13,572	15,375
	$582,910	$360,225	$1,783,443	$1,293,356

REVENUES FROM AFFILIATED COMPANIES
Market Resources	$ 34,746	$ 29,333	$ 108,571	$ 97,780
Questar Pipeline	20,182	22,083	64,124	66,170
Questar Gas	1,769	1,100	4,400	3,254
Corporate and other operations	384	3,005	1,459	14,611
	$ 57,081	$ 55,521	$ 178,554	$ 181,815

OPERATING INCOME (LOSS)
Market Resources	$106,414	$ 64,431	$ 292,195	$ 199,666
Questar Pipeline	20,218	18,406	55,921	53,744
Questar Gas	(12,519)	(12,451)	35,310	33,020
Corporate and other operations	212	1,414	3,247	4,457
	$114,325	$ 71,800	$ 386,673	$ 290,887

NET INCOME (LOSS)
Market Resources	$ 65,279	$ 37,211	$ 176,661	$ 115,629
Questar Pipeline	9,223	8,036	25,155	23,381
Questar Gas	(9,905)	(9,775)	15,361	12,537
Corporate and other operations	1,160	1,469	4,478	4,083
	$ 65,757	$ 36,941	$ 221,655	$ 155,630

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

Qualified Pension Expense

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Service cost	$ 2,184	$ 2,019	$ 6,553	$ 6,058
Interest cost	5,170	4,857	15,510	14,572
Expected return on plan assets	(4,947)	(4,710)	(14,840)	(14,131)
Prior service and other costs	320	481	959	1,442
Recognized net-actuarial loss	877	526	2,631	1,579
Amortization of early-retirement costs	725	719	2,175	2,156
Qualified pension expense	$ 4,329	$ 3,892	$ 12,988	$ 11,676

Expense of Postretirement Benefits Other than Pensions

The Company currently estimates a $4.4 million expense for postretirement benefits in 2005 before $0.8 million for accretion of a regulatory liability. Expense components are listed below:

	3 Months Ended September 30,		9 Months Ended September 30,

	2005	2004	2005	2004
		(in thousands)

Service cost	$ 200	$ 196	$ 600	$ 588
Interest cost	1,150	1,286	3,450	3,930
Expected return on plan assets	(739)	(762)	(2,217)	(2,286)
Special termination benefits		41		123
Amortization of transition obligation	469	470	1,408	1,409
Amortization of losses	20	64	61	256
Accretion of regulatory liability	200	200	600	600
Postretirement benefits expense	$1,300	$1,495	$3,902	$4,620

Note 8 – Investment in Unconsolidated Affiliates

Questar uses the equity method to account for investments in unconsolidated affiliates where the Company does not have control. These entities are engaged in gathering and compressing natural gas and have no debt obligations with third-party lenders. The principal affiliates and Questar’s ownership percentage as of September 30, 2005, were Rendezvous Gas Services, LLC, a limited liability corporation, (50%) and Canyon Creek Compression Co., a general partnership (15%). Operating results representing 100% of these businesses are listed below:

	9 Months Ended September 30,

	2005	2004
	(in thousands)

Revenues	$15,547	$12,222
Operating income	10,059	7,309
Income before income taxes	10,154	7,325

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Net income	$ 65,757	$ 36,941	$ 221,655	$ 155,630
Other comprehensive income loss
Unrealized loss on energy- hedging transactions	(352,386)	(49,269)	(500,204)	(113,858)
Income taxes	133,237	18,440	189,467	42,641
Net other comprehensive loss	(219,149)	(30,829)	(310,737)	(71,217)
Total comprehensive income (loss)	($153,392)	$ 6,112	($89,082)	$ 84,413

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)

Unrealized loss on energy-hedging transactions	($352,887)	($42,150)
Additional pension liability	(12,027)	(12,027)
Accumulated other comprehensive loss	($364,914)	($54,177)

Note 10 – Southern Trails

The western segment of the Southern Trails line, which runs from the California-Arizona border to Long Beach, California, is currently not in service except for the first 34 miles. Questar Pipeline’s investment is approximately $51 million. Additional investment would be required to complete the conversion of the pipeline from a liquid pipeline to a natural gas pipeline and make connections to customers. During the third quarter of 2005, Questar Pipeline withdrew its proposal with the Los Angeles Department of Water and Power to complete conversion of the pipeline for natural gas service. Questar Pipeline has been holding discussions with other potential purchasers of the pipeline. Depending upon the results of these discussions, Questar Pipeline may be required to recognize an impairment in the value of Southern Trails in the near term. The magnitude of any such impairment is not known but could be material. Questar Pipeline performed an impairment test for third quarter 2005 in accordance with the provisions of SFAS 144. Based on the results of the test, Questar Pipeline has concluded that no impairment is required based on current expectations.

Note 11 – Recent Accounting Developments

In July 2005 the FASB issued an exposure draft of a Proposed Interpretation “Accounting for Uncertain Tax Positions,” an Interpretation of FASB Statement 109. The exposure draft seeks to reduce perceived diversity in practice associated with recognition and measurement in the accounting for income taxes. The exposure draft would apply to all tax positions accounted for in accordance with SFAS 109 “Accounting for Income Taxes.” The exposure draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This interpretation will be effective for Questar beginning January 1, 2006, under the timeframe in the proposed statement. The Company has not evaluated the potential effect of this proposed change in accounting principle.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

SUMMARY

Questar reported net income for the third quarter of 2005 of $65.8 million or $0.75 per diluted share compared to $36.9 million or $0.43 per share for the third quarter of 2004. Questar’s net income was $221.7 million or $2.55 per diluted share in the first nine months of 2005 compared to $155.6 million or $1.82 per share for the first nine months of 2004. Following are comparisons of net income by line of business:

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss)
Market Resources	$65,279	$37,211	$176,661	$115,629
Questar Pipeline	9,223	8,036	25,155	23,381
Questar Gas	(9,905)	(9,775)	15,361	12,537
Corporate and other operations	1,160	1,469	4,478	4,083
Total	$65,757	$36,941	$221,655	$155,630

Earnings per diluted common share	$0.75	$0.43	$2.55	$1.82

Market Resources net income was 75% higher in the third quarter of 2005 and 53% higher for the first nine months of 2005 compared to the same periods of 2004. The increase in net income was driven by higher prices and higher production for gas, oil and NGL and increased investment base at Wexpro. In Gas Management, a 55% increase in year-to-date NGL volumes resulting from the first quarter 2005 acquisition of a gas plant in western Wyoming coupled with higher gathering and processing margins also contributed to the increase in Market Resources 2005 earnings.

Questar Pipeline net income increased 15% in the third quarter of 2005 compared to the 2004 period as a result of a settlement reached with shippers on the sharing of liquid revenues. Questar Pipeline net income increased 8% in the first nine months of 2005 due to the settlement and new transportation contracts.

Questar Gas’s seasonal loss in the third quarter of 2005 was about the same as the year-earlier quarter. Total margin from gas sales increased due to a 3.1% growth in the number of customers but decreased due to a 4% decrease in temperature-adjusted gas usage per customer. Questar Gas increased net income by 23% in the first nine months of 2005. Total margin from gas sales rose due to the increase in the number of customers and a 2% increase in temperature-adjusted usage per customer.

RESULTS OF OPERATIONS

Market Resources

Market Resources operates through four principal subsidiaries. Questar Exploration and Production Company (Questar E&P) explores for, acquires, develops and produces natural gas and oil. Wexpro Company (Wexpro) develops and produces cost-of-service reserves for an affiliated company, Questar Gas. Questar Gas Management Company (Gas Management) provides gas-gathering and processing services for affiliates and third parties. Questar Energy Trading Company (Energy Trading) markets equity and third-party natural gas and oil, provides risk-management services and through Clear Creek Storage Company, LLC, owns and operates an underground gas-storage reservoir.

Market Resources Consolidated Results

Market Resources net income for the third quarter of 2005 was $65.3 million compared with $37.2 million for the year earlier period, a 75% increase. Net income for the first nine months of 2005 totaled $176.7 million versus $115.6 million for the same period in 2004, a 53% increase. Operating income increased $42.0 million, or 65%, in the quarter to quarter comparison, and $92.5 million, or 46%, in the nine month comparison due primarily to higher commodity prices and increased natural gas production at Questar E&P, an increased investment base at Wexpro, and increased NGL volumes coupled with improved gas gathering and processing margins at Gas Management.

Following is a summary of Market Resources’ financial and operating results for the third quarter and first nine months of 2005 compared with the same periods of 2004:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
OPERATING INCOME
Revenues
Natural gas sales	$131,466	$ 88,799	$352,985	$268,495
Oil and NGL sales	31,254	21,933	86,178	63,151
Cost-of-service gas operations	32,051	27,307	97,704	87,753
Energy marketing	248,069	121,792	568,979	340,733
Gas gathering, processing and other	38,652	24,766	108,705	71,326
Total revenues	481,492	284,597	1,214,551	831,458
Operating expenses
Energy purchases	243,972	121,885	559,201	337,765
Operating and maintenance	55,554	41,568	151,909	119,935
Production and other taxes	25,413	17,180	67,619	52,332
Depreciation, depletion and amortization	44,083	34,238	125,199	105,271
Exploration	2,574	1,346	9,423	3,699
Abandonment and impairment of gas, oil and other properties	1,712	2,848	4,610	9,541
Wexpro Agreement – oil-income sharing	1,770	1,101	4,395	3,249
Total operating expenses	375,078	220,166	922,356	631,792
Operating income	$106,414	$ 64,431	$292,195	$199,666

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (MMcf)	25,681	21,831	71,930	65,546
Oil and NGL (Mbbl)	593	571	1,762	1,717
Total production (bcfe)	29.2	25.3	82.5	75.8
Average daily production (MMcfe)	318	275	302	277
Average commodity prices, net to the well
Average realized price (including hedges)
Natural gas (per Mcf)	$ 5.12	$ 4.07	$ 4.91	$ 4.10
Oil and NGL (per bbl)	$ 43.04	$ 31.83	$ 40.61	$ 30.28
Average sales price (excluding hedges)
Natural gas (per Mcf)	$ 6.66	$ 4.92	$ 5.89	$ 4.89
Oil and NGL (per bbl)	$ 57.65	$ 40.55	$ 50.62	$ 35.89
Wexpro investment base at September 30, net
of depreciation and deferred income taxes (millions)	$ 197.6	$ 165.0
Natural gas gathering volumes (in thousands of MMBtu)
For unaffiliated customers	35,619	32,767	101,693	99,225
For Questar Gas	10,252	8,915	32,734	27,821
For other affiliated customers	17,895	12,995	48,157	40,889
Total gathering	63,766	54,677	182,584	167,935
Gathering revenue (per MMBtu)	$ 0.25	$ 0.22	$ 0.25	$ 0.21
Natural gas and oil marketing volumes (Mdthe)
For unaffiliated customers	32,064	24,973	87,320	66,303
For affiliated customers	22,455	20,188	67,102	61,234
Total marketing	54,519	45,161	154,422	127,537

Questar E&P

For the third quarter of 2005, Questar E&P net income increased 81% to $44.8 million compared with $24.8 million for the same period in 2004. Net income for the first nine months of 2005 was $115.4 million versus $75.4 million for the same period in 2004, a 53% increase. The increases were driven by a combination of higher realized natural gas, oil and NGL prices and increased gas, oil and NGL production volumes.

Questar E&P’s production increased to 29.2 bcfe in the third quarter of 2005, a 16% increase compared to the year-earlier period. Production for the first nine months of 2005 was 82.5 bcfe versus 75.8 bcfe for the 2004 period, a 9% increase. Current year production was negatively impacted by weather-related completion and workover delays on Uinta Basin and western Midcontinent properties during the first quarter, construction and maintenance-related curtailments on an interstate pipeline serving the Uinta Basin during the third quarter, and delays caused by seasonal access restrictions on Rockies Legacy properties. Seasonal access restrictions exist over much of Market Resources’ federal leasehold acreage in the Rockies. Delays in obtaining rigs to drill planned development wells in the western Midcontinent also impacted first nine months 2005 production growth.

Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 87% of Questar E&P’s production for the first nine months of 2005. A comparison of energy equivalent production by region is shown in the following table:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in bcfe)
Rocky Mountains
Pinedale Anticline	8.7	5.1	22.8	16.0
Uinta Basin	6.6	6.4	19.2	18.8
Rockies Legacy	4.3	4.3	12.3	13.5
Subtotal – Rocky Mountains	19.6	15.8	54.3	48.3
Midcontinent	9.6	9.5	28.2	27.5
Total Questar E&P production	29.2	25.3	82.5	75.8

Questar E&P’s first nine months 2005 production from the Pinedale Anticline in western Wyoming increased 42% to 22.8 bcfe versus 16.0 bcfe in the first nine months of 2004. Production at Pinedale typically declines during the first through third quarters of each year due to mid-November to early May seasonal access restrictions imposed by the Bureau of Land Management (BLM) that restrict the company’s ability to drill and complete wells during the period.

In the Uinta Basin of eastern Utah, Questar E&P production increased 2% to 19.2 bcfe in the first nine months of 2005 compared to 18.8 bcfe a year ago. Third quarter 2005 production was reduced by construction and maintenance on an interstate pipeline that serves the area.

Production from Questar E&P’s Rockies Legacy properties in the first nine months of 2005 was 12.3 bcfe compared to 13.5 bcfe during the 2004 period, an 8% decrease. Legacy properties include all of Questar E&P’s Rocky Mountain producing properties other than Pinedale and the Uinta Basin. Legacy properties production during the 2005 period was negatively impacted by normal field decline, seasonal restrictions that limit access to leases and wells during the winter months, payout of a high-volume well that reduced the company’s working interest and mechanical problems that delayed completion of a new well in the Vermillion Basin.

Midcontinent production was 28.2 bcfe in the first nine months of 2005 compared to 27.5 bcfe for the same period of 2004, a 2% increase. The company continued one-rig-development programs in both the Hartshorne coalbed-methane development project in the Arkoma Basin of eastern Oklahoma and the ongoing infill-development drilling on the Elm Grove properties in northwest Louisiana.

Questar E&P also benefited from higher realized prices for natural gas, oil and NGL. For the first nine months of 2005, the weighted average realized natural gas price for Questar E&P (including the effects of hedging) was $4.91 per Mcf compared to $4.10 per Mcf for the same period in 2004, a 20% increase. Realized oil and NGL prices for the first nine months of 2005 averaged $40.61 per bbl, compared with $30.28 per bbl during the prior year period, a 34% increase. A comparison of average realized prices by region, including hedges, is shown in the following table:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Natural gas (per Mcf)
Rocky Mountains	$ 4.94	$ 3.79	$ 4.73	$ 3.86
Midcontinent	5.47	4.50	5.23	4.50
Volume-weighted average	$ 5.12	$ 4.07	$ 4.91	$ 4.10
Oil and NGL (per bbl)
Rocky Mountains	$44.13	$31.15	$41.38	$29.48
Midcontinent	40.34	33.50	38.84	32.15
Volume-weighted average	$43.04	$31.83	$40.61	$30.28

Approximately 81% of Questar E&P’s gas production in the third quarter of 2005 was hedged or pre-sold. For the first nine months of 2005, approximately 84% was hedged or pre-sold. Hedging reduced gas revenues $39.6 million and $70.7 million during the third quarter and first nine months of 2005, respectively. For the current quarter, Questar E&P also hedged approximately 73% of its oil production. For the first nine months 2005, approximately 67% was hedged or pre-sold. Oil hedges reduced revenues $8.7 million and $17.6 million during the third quarter and first nine months of 2005, respectively.

Questar may hedge up to 100 percent of its forecasted production from proved developed reserves to lock in acceptable returns on invested capital and to protect cash flow and earnings from a decline in commodity prices. Questar E&P has continued to take advantage of high natural gas and oil prices to add to its hedge positions through 2008. Natural gas and oil hedges as of September 30, 2005, are summarized in Part I, Item 3 of this report.

Questar E&P’s pre-income tax cost structure per unit of production (the sum of depreciation, depletion and amortization expense, lifting costs, general and administrative expense and allocated-interest expense) increased 11% to $2.82 per Mcfe in the third quarter of 2005 versus $2.53 per Mcfe in the third quarter of 2004. For the first nine months of 2005, pre-income tax cost structure rose 12% to $2.77 per Mcfe compared to $2.48 per Mcfe in the first nine months of 2004.

Depreciation, depletion and amortization expense rose 12% in the third quarter to $1.19 per Mcfe and 14% to $1.17 per Mcfe for the first nine months of 2005 due to normal decline in production from older, lower cost successful-efforts pools, negative reserve revisions over the past 12 months at the company’s Uinta Basin properties and higher reserve replacement (finding and development) costs. Higher day rates for rigs and other services in core operating areas, along with sharply higher steel prices, resulted in higher drilling and completion costs.

Increased production taxes and lease operating expenses drove a $0.17 per Mcfe increase in lifting costs during the current quarter and $0.14 per Mcfe in the first nine months of 2005 versus the comparable year-earlier periods. Increased production taxes were driven by higher gas, oil and NGL sales prices. Most production taxes are based on a fixed percentage of commodity sales prices. Higher lease operating expenses reflect a general increase in well service costs, including costs of contracted services and production-related supplies, increased workover and production enhancement projects and additional production-related costs.

For the third quarter of 2005, general and administrative expenses remained flat at $0.29 per Mcfe compared to the same period in 2004. For the first nine months of 2005, general and administrative expenses increased $0.01 per Mcfe, or 3% to $0.31 per Mcfe. The company continues to adjust employee compensation in response to industry competition for skilled professionals. Higher allocated corporate overhead (primarily employee benefits and compliance costs) also contributed to the increase. Questar E&P’s pre-income tax cost structure is summarized in the following table:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(per Mcfe)

Lease-operating expense	$0.52	$0.52	$0.55	$0.51
Production taxes	0.61	0.44	0.53	0.43
Lifting costs	1.13	0.96	1.08	0.94
Depreciation, depletion and amortization	1.19	1.06	1.17	1.03
General and administrative expense	0.29	0.29	0.31	0.30
Allocated-interest expense	0.21	0.22	0.21	0.21
Total	$2.82	$2.53	$2.77	$2.48

Exploration expense increased $1.2 million in the third quarter and $5.4 million in the first nine months of 2005 compared to the 2004 periods. The increase in expense was due to $2.7 million of exploratory dry hole expense in the second quarter and increased exploratory seismic acquisition expenditures in the Midcontinent and Uinta Basin. Abandonment and impairment expense declined $1.1 million for the quarter and $4.9 million for the first nine months of 2005. The year to date decrease was primarily due to an impairment expense in the first quarter of 2004 resulting from a well with collapsed casing.

Pinedale Anticline Drilling Activity

As of October 31, 2005, Market Resources (both Questar E&P and Wexpro) operated 136 producing wells on the Pinedale Anticline compared to 88 at the end of the third quarter of 2004, and 104 at year-end 2004. Of the 136 producing wells, Questar E&P has working interests in 120 wells, overriding royalty interests only in an additional 15 Wexpro-operated wells and no interest in one well operated by Wexpro. Wexpro has working interests in 54 of the 136 producing wells. Market Resources expects to complete about 35 Lance Pool wells (combined Lance and Mesaverde formations) on its Pinedale acreage during 2005.

On August 9, 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources’ 18,208 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources’ core acreage in the field. With 10-acre-density drilling, the company currently believes that up to 932 wells will be required to fully develop the Lance Pool on its acreage.

On August 19, 2005, Questar E&P reached a total depth of 19,520 feet in the Hilliard Shale at the Stewart Point 15-29 exploratory well. Based on log information and gas shows, Questar E&P identified multiple zones of interest below the Lance Pool at depths from about 16,000 to 19,500 feet, ran casing to total depth and in mid-September commenced hydraulic-stimulation and testing. Starting in the lower part of the well, the company pumped three frac stages over a 900 foot interval from 18,541 to 19,434 feet and began flowing the well back to sales on an 18/64 inch choke. During initial flowback, the company measured extrapolated flow rates as high as 10.7 MMcf per day of dry, sweet gas with 10,000 to 12,000 psig flowing casing pressure and an extrapolated rate of about 2,400 barrels per day of frac water. As the flowback continued, the well exhibited steadily declining rates and pressures and, on several occasions, had to be shut in to remove debris plugging the choke. Eventually a combination of very small pieces of shale from the formation, proppant used in the fracs, and chunks of the flow-through frac plugs used to isolate individual stages partially filled the wellbore, blocking the flow of gas to the surface. The vertical extent of the obstruction is currently unknown. Given the very high formation pressures, specialized equipment (a high-pressure snubbing unit) and very experienced personnel are required to attempt to circulate out the rubble inside the wellbore and either re-establish production from the initial test interval, or isolate that interval and move up-hole to test additional zones. The company was not able to secure the right snubbing unit and crew for this operation before cold winter weather would make this operation technically and operationally risky. The resumption of testing of the well will be delayed until the spring of 2006.

Uinta Basin

During the first nine months of 2005, the company drilled or participated in six horizontal Green River formation oil wells, 44 Wasatch and Upper Mesaverde gas wells, and four deeper Blackhawk and Mancos formation gas wells on its core acreage block. In addition the company completed its first well in the Flat Rock area approximately 40 miles south of the core acreage block.

Questar E&P recently reached total depth on the Wolf Flat 1P-1-15-19 well, the first well drilled under an Exploration and Development Agreement (EDA) with the Ute Indian Tribe covering 12,557 acres of tribal minerals in the southern Uinta Basin. Logs indicate pay in multiple horizons. Completion operations should begin during the fourth quarter of 2005. Questar E&P has a 50% working interest in the Wolf Flat well. The company also recently completed acquisition of a 2-D seismic survey covering a portion of the EDA lands. Pursuant to the EDA, Questar E&P has exercised its option to acquire leases on all or a portion of the EDA lands. The Ute Indian Tribe has the option to participate in the first well drilled in each section with up to a 50% working interest.

Rockies Legacy

In the Vermillion Basin on the southwest Wyoming-northwest Colorado border, Market Resources continues to evaluate the potential of several formations at depths of 10,000 to 15,000 feet under the company’s 140,000 net leasehold acres. As of October 31, 2005, the company had recompleted two older wells, drilled and completed two new wells, had one well waiting on completion and was drilling one well. The first new well, Alkali Gulch Unit Well No 1, was completed in June 2005 and produced an average of 1.93 MMcf per day from the Baxter, Frontier and Dakota formations during the first 141 days. On October 31 the well was producing about 1.6 MMcf per day. The second new well, Canyon Creek 41, went to sales on September 21, 2005. During the first 30 days of production, the well averaged 2.95 MMcf per day from the Baxter and Frontier formations. The well was producing 1.9 MMcf per day on October 31, 2005. After delays related to mechanical problems, the third new well, Hiawatha Deep Unit No. 5 should be completed and turned to sales in mid-November, 2005. The company currently plans to drill about 12 new wells in the Vermillion Basin in 2006.

Midcontinent

During the third quarter the company continued one-rig development programs at both the Hartshorne coalbed-methane project in the Arkoma Basin of eastern Oklahoma and the infill-development drilling project in the Elm Grove properties in northwestern Louisiana. The company drilled or participated in 26 new Hartshorne wells in the first nine months of 2005 and anticipates participating in an additional 11 wells in the fourth quarter of 2005. In the Elm Grove area, the company drilled or participated in 19 new wells through the first nine months of 2005, and eight additional wells are planned in the fourth quarter.

Wexpro

For the third quarter of 2005 Wexpro’s net income was $11.3 million, compared with $8.7 million for the same period in 2004, a 29% increase. For the first nine months of 2005 Wexpro’s net income was $31.9 million, compared with $26.6 million for the same period in 2004, a 20% increase. Wexpro develops and produces gas reserves on behalf of affiliate Questar Gas. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro’s investment base increased to $197.6 million at September 30, 2005, up $32.6 million over the year earlier period. Wexpro’s net income also benefited from higher oil and NGL prices in 2005.

Gas Management

Gas Management net income increased 53% to $7.3 million in the third quarter of 2005 from $4.8 million in the 2004 period. Net income for the first nine months of 2005 was $25.1 million versus $14.2 million for the same period in 2004, a 76% increase. Gross keep-whole processing margins (revenue from the sale of extracted NGL’s less the cost of natural gas to replace the Btu-equivalent of extracted NGL volumes and operating costs), grew 33% from $9.8 million in the first nine months of 2004 to $13.0 million in 2005. The first quarter 2005 acquisition of a gas plant in western Wyoming drove a 62% increase in extracted NGL volumes in the third quarter and 55% for the first nine months of 2005 versus the year earlier periods. Gathering volumes increased 14.6 million MMBtu to 182.6 million MMBtu in the first nine months of 2005 due primarily to expanding Pinedale production and new projects serving third parties in the Uinta Basin.

To reduce processing margin risk, Gas Management has restructured a number of its processing agreements with producers from “keep-whole” contracts to “fee-based” contracts. (A keep-whole contract protects producers from frac spread risk (frac spread is the difference in sales price of NGL’s extracted from the gas stream and the price of a Btu-equivalent volume of gas to replace the extracted liquids) while fee-based contracts eliminate commodity-price risk for the plant owner.) To further reduce margin volatility associated with keep-whole contracts, Gas Management began managing NGL price risk in 2004 by using forward-sales contracts. In the first nine months of 2005 keep-whole contracts benefited from a 16% increase in NGL sales prices versus the prior-year period. Fee-based contracts benefited from a $0.03 increase in the rate charged per MMBtu processed in the nine month comparable periods. Forward sales contracts decreased NGL revenues by $0.7 million in 2005.

Earnings before tax from Gas Management’s 50% interest in Rendezvous Gas Services, LLC, (Rendezvous) increased to $5.0 million for the first nine months of 2005 versus $3.5 million for 2004, a 40% increase. Earnings growth in Rendezvous was driven by increased gathering volumes. Rendezvous provides gas gathering services for the Pinedale and Jonah producing areas. Gas Management continues to invest in additional gas gathering and processing and liquids-handling facilities to serve growing equity and third-party production in its core areas of the Pinedale and Jonah fields in western Wyoming and the Uinta Basin in eastern Utah.

During the first quarter 2005 Gas Management acquired a cryogenic gas processing facility located approximately 13 miles south of Gas Management’s Blacks Fork plant, adding approximately 60 MMcf per day of raw gas processing and NGL extraction capacity at its western Wyoming hub. The plant has been connected to the Blacks Fork/Granger complex to significantly enhance processing and blending capacity for Pinedale, Jonah and other western Wyoming producers served by Gas Management and Rendezvous.

Gas Management remains on schedule to complete and commission its condensate and produced-water gathering and transportation facilities on Market Resources’ Pinedale Anticline leasehold by mid-November, in time to satisfy BLM conditions for expanded winter access.  These new facilities will eliminate over 25,500 tanker-truck trips per year at peak production from Market Resources’ operated acreage and the related air emissions, dust, noise, visual and traffic impacts.

Gas Management entered into an agreement with a third party producer to gather, compress and process gas in the Uinta Basin. Under terms of the fee-based agreement, the company constructed gas compression facilities and expanded its existing Red Wash gas plant to process an additional 70 MMcf per day of raw gas. The processed gas and liquids are redelivered to the producer. The new facilities were in-service at the end of the third quarter 2005. Gas Management has also signed a letter of intent to form a joint venture with the Ute Indian Tribe and another industry participant to build a gas gathering system for the Flat Rock area in southern Uinta Basin.

Energy Trading

Energy Trading’s net income for the third quarter of 2005 was $2.0 million compared to a loss of $1.1 million in 2004. For the first nine months of 2005, net income was $4.2 million compared to a loss of $0.6 million in 2004. Gross margins for gas and oil marketing (gross revenues less costs for gas and oil purchases, transportation and gas storage), increased to $9.8 million for the first nine months of 2005 versus $3.0 million a year ago, a 231% increase. The increase in gross margin was due primarily to a 178% higher unit margin and a 21% increase in volumes over the same period last year.

Questar Pipeline

Questar Pipeline provides FERC-regulated interstate natural gas transportation and storage and non-jurisdictional processing and gathering services. Following is a summary of Questar Pipeline’s financial and operating results for the third quarter and first nine months of 2005 compared with the same periods of 2004:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
OPERATING INCOME
Revenues
Transportation	$26,643	$26,311	$ 79,897	$ 79,285
Storage	9,156	9,322	27,986	28,298
Carbon dioxide processing	1,405	1,946	4,872	5,667
Liquid revenues and other	5,562	2,849	10,952	7,147
Total revenues	42,766	40,428	123,707	120,397
Operating expenses
Operating and maintenance	13,522	13,388	40,990	40,710
Other taxes	1,686	1,673	4,943	5,065
Depreciation and amortization	7,340	6,961	21,853	20,878
Total operating expenses	22,548	22,022	67,786	66,653
Operating income	$20,218	$18,406	$ 55,921	$ 53,744

OPERATING STATISTICS
Natural gas transportation volumes (in Mdth)
For unaffiliated customers	71,257	60,128	188,252	169,112
For Questar Gas	16,594	14,825	86,545	87,293
For other affiliated customers	9,072	5,506	17,553	14,974
Total transportation	96,923	80,459	292,350	271,379
Transportation revenue (per dth)	$ 0.27	$ 0.33	$ 0.27	$ 0.29
Firm-daily transportation demand at September 30, (Mdth)	1,832	1,643

Questar Pipeline’s net income was $9.2 million in the third quarter of 2005 compared with $8.0 million in the third quarter of 2004. For the first nine months of 2005, Questar Pipeline’s net income was $25.2 million compared with $23.4 million in the year-earlier period. Revenues increased in the 2005 period due to new transportation contracts and settlement of a liquids revenue sharing dispute with customers. See Note 2 in the Notes Accompanying the Consolidated Financial Statements in this report for a discussion of the settlement. The earnings increase in the first nine months of 2005 included $237,000 after-tax gains from the sale of assets and the capitalization of $899,000 of carrying costs on construction projects.

Revenues

Gas transportation volumes increased in the third quarter of 2005 and first nine months of 2005 over the prior year periods due to new transportation contracts. Following is a summary of major changes in Questar Pipeline’s revenues for the three and nine months ended September 30, 2005, compared with the same periods of 2004:

	3 Months Ended September 30, 2005 Compared with 2004	9 Months Ended September 30, 2005 Compared with 2004
	(in thousands)
Transportation
New transportation contracts	$ 996	$ 2,319
Expiration of transportation contracts	(450)	(1,082)
Elimination of Gas Research Institute Surcharge	(100)	(578)
Other transportation	(114)	(47)
Storage	(166)	(312)
Carbon dioxide processing	(541)	(795)
Liquid revenues and other
Change in liquid revenues before credit	75	289
Reversal of credit of Kastler liquid revenues	2,723	2,723
Park and loan revenue	(227)	496
Other	142	297
Increase	$ 2,338	$ 3,310

Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Pipeline added new transportation contracts in 2004 and 2005 for deliveries to the Kern River pipeline at Goshen, Utah. In the second quarter of 2005, Questar Pipeline began service to an electric generation facility in central Utah.

Questar Pipeline’s existing transportation system is nearly fully subscribed. As of September 30, 2005, Questar Pipeline had firm-transportation contracts of 1,832 Mdth per day compared with 1,643 Mdth per day as of September 30, 2004. The increase was primarily due to a new contract of 190 Mdth per day with an electric generation facility. Questar Pipeline’s firm-transportation contracts had a weighted average remaining life of 10.9 years as of September 30, 2005.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 951 Mdth per day, including 50 Mdth per day for winter-peaking service. The majority of Questar Gas’s transportation contract demand extends through mid 2017.

Questar Pipeline’s primary storage facility is Clay Basin in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Pipeline’s firm storage contracts had a weighted average remaining life of 8.2 years as of September 30, 2005.

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

Expenses

Operating and maintenance expenses increased 1% in the third quarter of 2005 and 1% in the first nine months of 2005 compared with corresponding 2004 periods. The increases were primarily due to higher labor and labor overhead costs offset by the elimination of the Gas Research Institute customer surcharge. Operating and maintenance expenses per dth transported were $0.140 in the first nine months of 2005 compared with $0.150 in the first nine months of 2004. Operating and maintenance includes processing and storage costs.

Depreciation expense increased in the 2005 periods reflecting increased pipeline investment.

Clay Basin Storage

Questar Pipeline continues to investigate a potential discrepancy between the book volumes of cushion gas at Clay Basin and cushion-gas volumes implied by pressure-survey data obtained in recent field tests. The current book volume of the cushion gas is 61.5 bcf with a book value of $99.7 million. Questar Pipeline believes the range of the potential discrepancy is 0 – 5 bcf. Analysis to date has not revealed any leaks or gas migration out of the reservoir. Additional reservoir tests and analysis, including reservoir modeling, have narrowed the potential discrepancy. Testing will continue in the fall and spring. This potential discrepancy has not prevented Questar Pipeline from meeting its obligations to storage customers.

If Questar Pipeline determines that the discrepancy is due to changes in the physical conditions in the storage reservoir, the financial impact may include additional investment in cushion gas to meet service obligations. If the discrepancy is due to lost-and-unaccounted-for-gas related to the aggregate impact of about 30 years of service, Questar Pipeline would expense the original cost of the portion of cushion gas determined to be lost and could file with the FERC to recover costs from customers. The Company believes that the reasonable possible range of losses due to lost-and-unaccounted-for gas is $0 to $8 million before recovery of costs from customers or income tax effects.

New Long-term Contracts

During first quarter 2004 Questar Pipeline obtained long-term transportation contracts to support a $54 million expansion of its central Utah transportation system. The expansion will add 102 Mdth per day of capacity from the Piceance and Uinta basins to the Kern River pipeline, a power-generation facility and Questar Gas’s distribution system. On January 21, 2005, the FERC approved the expansion. As of September 30, 2005, construction of the expansion was nearly complete. Questar Pipeline began partial service in September 2005 and expects to begin full service in the fourth quarter 2005.

Carbon Dioxide Processing Plant

Questar Transportation Services, a subsidiary of Questar Pipeline, owns non-jurisdictional gathering lines and a processing plant near Price, Utah. The plant was built in 1999 to process gas on behalf of Questar Gas. Questar Gas has contracted for the plant’s firm capacity and pays the cost of service for operating the plant.

Regulation

FERC Order No. 2004, which defines standards of conduct for transportation providers, became effective on September 22, 2004. These standards of conduct are designed to ensure that employees engaged in transportation-system operations function independently from employees of marketing and energy affiliates. In addition a transportation provider must treat all transportation customers on a non-discriminatory basis and must not operate its transportation system to preferentially benefit its marketing or energy affiliates. Questar Pipeline has determined that all Market Resources subsidiaries except Gas Management are marketing or energy affiliates. Questar Gas is not an energy or marketing affiliate. Questar Pipeline and other Questar companies have adopted new procedures to comply with this order.

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

See Note 2 in the Notes Accompanying the Consolidated Financial Statements in this report for a discussion of the Fuel Gas Reimbursement Percentage filings with the FERC.

Questar Gas

Questar Gas distributes natural gas in Utah, southwestern Wyoming and southeastern Idaho. Following is a summary of Questar Gas’s financial and operating results for the third quarter and first nine months of 2005 compared with the same periods of 2004:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
OPERATING INCOME
Revenues
Residential and commercial sales	$ 87,849	$ 64,342	$541,632	$432,201
Industrial sales	9,873	10,040	28,974	37,436
Transportation for industrial customers	1,321	1,348	4,226	4,801
Other	12,301	6,332	33,876	18,892
Total revenues	111,344	82,062	608,708	493,330
Cost of natural gas sold	81,042	54,394	444,998	336,821
Margin	30,302	27,668	163,710	156,509
Operating expenses
Operating and maintenance	27,478	25,569	84,395	79,034
Other taxes	3,468	2,893	9,932	9,137
Depreciation and amortization	11,875	10,562	34,073	31,228
Rate-refund obligation		1,095		4,090
Total operating expenses	42,821	40,119	128,400	123,489
Operating income (loss)	($ 12,519)	($ 12,451)	$ 35,310	$ 33,020

OPERATING STATISTICS
Natural gas volumes (in Mdth)
Residential and commercial sales	9,081	8,307	65,843	61,624
Industrial sales	1,348	1,883	4,445	6,908
Transportation for industrial customers	7,218	7,661	22,941	25,807
Total deliveries	17,647	17,851	93,229	94,339
Natural gas revenue (per dth)
Residential and commercial sales	$ 9.67	$ 7.74	$ 8.23	$ 7.01
Industrial sales	7.32	5.33	6.52	5.42
Transportation for industrial customers	$ 0.18	$ 0.18	$ 0.18	$ 0.19
Heating degree days
colder (warmer) than normal	17%	29%	(2%)	6%
Average temperature adjusted usage
per customer (dth)	9.1	9.5	77.2	76.0
Customers at September 30,	803,196	778,992

Questar Gas incurred a seasonal loss of $9.9 million in the third quarter of 2005 compared with a loss of $9.8 million in the third quarter of 2004. For the first nine months of 2005 Questar Gas earned $15.4 million compared with $12.5 million in the first nine months of 2004.

Margin Analysis

Questar Gas’s margin (revenues less gas costs) increased $2.6 million in the third quarter of 2005 compared to the third quarter of 2004 and increased $7.2 million in the first nine months of 2005 compared to the same period of 2004. Following is a summary of major changes in Questar Gas’s margin:

	3 Months Ended September 30, 2005 Compared with 2004	9 Months Ended September 30, 2005 Compared with 2004
(in thousands)

New customers	$ 418	$ 3,550
Increased (decreased) usage per customer	(610)	1,831
2004 carbon dioxide processing revenues collected from customers	(1,095)	(4,090)
Interest on past-due receivables	331	1,218
Annual true-up of unbilled revenues	2,497	2,497
Other – includes customers shifting between rate schedules	1,093	2,195
Increase	$ 2,634	$ 7,201

Residential and commercial sales volumes increased 9% in the third quarter of 2005 over the third quarter of 2004 as a result of increased customers and customers changing from the industrial rate schedules. These increases were partially offset by warmer weather and decreased usage per customer. Residential and commercial sales volumes increased 7% in the first nine months of 2005 compared with the first nine months of 2004 as increased customers and increased usage per customer offset the impact of warmer weather. At September 30, 2005, Questar Gas was serving 803,196 customers, a 3.1% increase over the prior year. Housing construction in Utah remained strong, driven by population growth and continuing low mortgage-interest rates. Usage per customer, adjusted for normal temperatures, was down 4% in the third quarter of 2005 and up 2% in the first nine months of 2005 compared with 2004. Over the long-term, usage per customer has been decreasing due to more efficient appliances and homes and customer response to higher prices.

Weather, as measured in degree days, was 17% colder than normal in the third quarter of 2005 compared with 29% colder than normal in the third quarter of 2004. For the first nine months of 2005, weather was 2% warmer than normal compared with 6% colder than normal in the year-earlier period. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Industrial deliveries declined 10% in the third quarter of 2005 and 16% in the first nine months of 2005 compared with 2004 primarily driven by lower power-generation requirements in the current period and customers changing to the residential and commercial rate schedules.

Expenses

Cost of natural gas sold increased 49% in the third quarter of 2005 and 32% in the first nine months of 2005 compared with 2004 due to increased gas purchase costs and increased volumes. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2005, Questar Gas had an $18.3 million balance in the purchased-gas adjustment account representing gas costs incurred but not yet recovered from customers. On October 25, 2005, Questar Gas filed a request for a 20% increase in Utah rates to cover higher costs of purchased natural gas. Combined with a 14% increase in June and other changes, customer rates will be 42% higher than the prior year if the request is approved.

Operating and maintenance expenses increased 7% in the third quarter of 2005 and the first nine months of 2005 compared with 2004. The increases are due to higher labor and labor overhead costs and bad debt costs.

Depreciation expense increased 12% in the third quarter of 2005 and 9% in the first nine months of 2005 compared with 2004, due to plant additions, including a customer information system that was placed in service in July 2004 and transfers of information technology assets from affiliates.

Rate-refund Obligation

See Note 2 in the Notes Accompanying the Consolidated Financial Statements of this report for a discussion of the regulatory proceedings involving Questar Gas’s processing costs.

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

Consolidated Results After Operating Income

Earnings from unconsolidated affiliates

Gas Management has a 50% interest in Rendezvous, which provides gas-gathering services for the Pinedale and Jonah producing areas of western Wyoming. Gas Management’s share of Rendezvous’ earnings before tax increased to $1.9 million in the 2005 quarter versus $1.0 million in 2004 and $5.0 million in the first nine months of 2005 compared to $3.5 million for the same period last year. Rendezvous gathering volumes increased 80% in the third quarter and 48% in the first nine months of 2005 compared to the year earlier periods.

Debt expense

Debt expense rose in the third quarter of 2005 because the Company increased borrowings to meet hedging collateral calls precipitated by increases in natural gas and oil prices.

Interest and Other Income

Interest and other income was higher in the third quarter and nine months ended 2005 compared to the same periods of 2004. Questar Gas’s return on gas stored underground increased because of higher rates and inventory valuations. The higher earnings also reflect interest received on hedging collateral deposits. Gains from asset sales added $1.2 million before tax in the third quarter of 2005.

Income taxes

The effective combined federal and state income tax rate for the first nine months was 36.9% in 2005 and 37.2% in 2004.

Liquidity and Capital Resources

Operating Activities

	9 Months Ended
	September 30,
	2005	2004
	(in thousands)

Net income	$ 221,655	$155,630
Noncash adjustments to net income	261,332	245,131
Changes in operating assets and liabilities	(177,876)	(6,479)
Net cash provided from operating activities	$ 305,111	$394,282

Net cash provided from operating activities decreased 23% in the first nine months of 2005 compared to the first nine months of 2004. Higher net income was more than offset by hedging collateral calls amounting to $243.3 million. The interest-bearing hedging collateral deposits were required in response to higher sales prices for natural gas and oil. As of October 31, 2005, collateral on deposit had declined to $60.8 million as a result of the elimination of credit support requirements with several counterparties, increases in the amount of credit allowed by other counterparties before Market Resources is required to deposit collateral and lower commodity prices.

Investing Activities

A comparison of capital expenditures for the first nine months of 2005 and 2004 plus forecasts for calendar years 2005 and 2006 are presented below:

			Forecasts
	9 Months Ended		12 Months Ended
	September 30,		December 31,
	2005	2004	2005	2006
	(in thousands)

Market Resources	$380,137	$191,708	$525,100	$490,400
Questar Pipeline	56,643	14,486	82,500	122,400
Questar Gas	49,991	58,625	83,000	99,100
Corporate and other operations	1,140	1,774	1,500	800
Total	$487,911	$266,593	$692,100	$712,700

Market Resources’ expanded Rockies, Uinta Basin and Midcontinent drilling programs and construction of the water and condensate gathering system to serve the Pinedale Anticline represented the majority of the increase in capital expenditures for the first nine months of 2005 compared to the 2004 period. Completion of the water and condensate gathering system in 2005 is the primary reason for the decrease in 2006 capital expenditures.

Financing Activities

Net cash flow provided from operating activities, excluding $243.3 million of hedging collateral deposits, was sufficient to fund net capital expenditures and pay dividends in the first nine months of 2005. In the third quarter, the Company borrowed $200 million available on Market Resources’ revolving loan facility to meet the calls and issued $24 million of commercial paper. Total debt was 48% of total capital at September 30, 2005.

Short-term debt at September 30, 2005, was comprised of commercial paper with an average interest rate of 3.9%. The Company had $270 million of short-term lines of credit at September 30, 2005.

Net cash used in investing activities include proceeds of $13.0 million, which approximates book value, from the second quarter 2005 sale of data-hosting assets.

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

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. Natural gas- and oil-price hedging supports Market Resources’ rate of return and cash-flow targets and protects earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions and reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Market Resources may hedge up to 100% of forecast production from proved developed reserves when prices meet earnings and cash-flow objectives. Proved developed production represents production from existing wells. Market Resources does not enter into derivative arrangements for speculative purposes and does not hedge undeveloped reserves or equity NGL.

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

As of September 30, 2005, approximately 22.6 bcf of forecast gas production for the remainder of 2005 was hedged at an estimated average price of $5.15 per Mcf, net to the well (which reflects assumed adjustments for regional basis, gathering and processing costs and gas quality).

Market Resources enters into commodity-price-hedging arrangements with several banks and energy-trading firms with a variety of credit requirements. Some contracts do not require collateral deposits, while others allow some amount of credit before Market Resources is required to deposit collateral for out-of-the-money hedges. The amount of credit available may vary depending on the credit rating assigned to Market Resources’ debt. In addition to the counterparty arrangements, Market Resources has a $200 million long-term revolving-credit facility with banks that was fully utilized at September 30, 2005.

A summary of Market Resources hedging positions for equity production as of September 30, 2005, is shown below. Prices are net to the well. Currently all hedges are fixed-price swaps with creditworthy counterparties, allowing Market Resources to achieve a known price for a specific volume of production delivered into a regional sales point. The swap price is then reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

Time Periods	Rocky Mountains	Midcontinent	Total	Rocky Mountains	Midcontinent	Total
	Gas (in bcf)			Average price per Mcf, net to the well

Fourth quarter 2005	16.1	6.5	22.6	$5.12	$5.23	$5.15

First half of 2006	23.1	10.3	33.4	5.56	6.24	5.77
Second half of 2006	23.5	10.4	33.9	5.56	6.24	5.77
12 months of 2006	46.6	20.7	67.3	5.56	6.24	5.77

First half of 2007	11.4	7.6	19.0	6.40	7.40	6.80
Second half of 2007	11.5	7.7	19.2	6.40	7.40	6.80
12 months of 2007	22.9	15.3	38.2	6.40	7.40	6.80

First half of 2008	3.4	1.7	5.1	6.22	6.47	6.30
Second half of 2008	3.4	1.7	5.1	6.22	6.47	6.30
12 months of 2008	6.8	3.4	10.2	$6.22	$6.47	$6.30

	Oil (in Mbbl)			Average price per bbl, net to the well

Fourth quarter 2005	303	110	413	$41.60	$40.36	$41.27

First half of 2006	561	163	724	49.42	61.42	52.12
Second half of 2006	570	166	736	49.42	61.42	52.12
12 months of 2006	1,131	329	1,460	49.42	61.42	52.12

First half of 2007	217	145	362	57.48	57.86	57.63
Second half of 2007	221	147	368	57.48	57.86	57.63
12 months of 2007	438	292	730	$57.48	$57.86	$57.63

Market Resources held gas-price hedging contracts covering the price exposure for about 182.3 million MMBtu of gas, 2.6 MMbbl of oil and 14.1 million gallons of NGL as of September 30, 2005. A year earlier Market Resources’ hedging contracts covered 148.3 million MMBtu of natural gas and 1.5 MMbbl of oil.

The following table summarizes changes in the fair value of hedging contracts from December 31, 2004 to September 30, 2005:

(in thousands)

Net fair value of gas- and oil-hedging contracts outstanding at December 31, 2004	($ 67,501)
Contracts realized or otherwise settled	34,977
Increase in gas and oil prices on futures markets	(276,710)
Contracts added since December 31, 2004	(258,861)
Net fair value of gas- and oil-hedging contracts outstanding at September 30, 2005	($568,095)

A table of the net fair value of gas-hedging contracts as of September 30, 2005, is shown below. About 74% of the fair value of all contracts will settle and be reclassified from other comprehensive income in the next 12 months:

#

(in thousands)

Contracts maturing by September 30, 2006	($420,550)
Contracts maturing between October 1, 2006 and September 30, 2007	(123,222)
Contracts maturing between October 1, 2007 and September 30, 2008	(22,252)
Contracts maturing after October 1, 2008	(2,071)
Net fair value of gas- and oil-hedging contracts at September 30, 2005	($568,095)

The following table shows sensitivity of the mark-to-market valuation of gas and oil price-hedging contracts to changes in the market price of gas and oil:

	At September 30,
	2005	2004
	(in millions)

Mark-to-market valuation – liability	($568.1)	($165.3)
Value if market prices of gas and oil decline by 10%	(403.6)	(91.4)
Value if market prices of gas and oil increase by 10%	($732.6)	(239.2)

Interest-Rate Risk Management

As of September 30, 2005, Questar had $933.2 million of fixed-rate long-term debt and $200 million of variable-rate long-term debt.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 2 in the Notes Accompanying the Consolidated Financial Statements in this report for a discussion of the regulatory proceedings involving Questar Gas’s processing costs and Questar Pipeline’s FGRP.

On January 25, 2005, the Department of Environmental Quality (DEQ) for the state of Oklahoma issued a seven-count Notice of Violation (NOV) to Gas Management in conjunction with the operation of the Beaver processing plant in western Oklahoma. The DEQ alleges that Gas Management violated federal and state environmental laws and regulations concerning air emissions when operating the facility and when reporting about such operations. As requested by DEQ, Gas Management filed a compliance plan on March 1, 2005. Gas Management has entered into a Consent Order with DEQ dated October 13 2005 for the payment of $114,450 to resolve the outstanding NOV.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the Company’s purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended September 30, 2005:

	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1, 2005 – July 31, 2005	4,209	$67.39	-	-

August 1, 2005 – August 31, 2005	43,995	$75.38	-	-

September 1, 2005 – September 30, 2005	33,582	$82.98	-	-

Total	81,786	$78.09	-	-

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

Exhibit No.

Exhibit

       3.2.

Bylaws as amended effective October 24, 2005.

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

QUESTAR CORPORATION

(Registrant)

November 4, 2005

/s/Keith O. Rattie

         Date

 Keith O. Rattie, Chairman of the Board,

 President and Chief Executive Officer

November 4, 2005

/s/S. E. Parks

         Date

S. E. Parks, Senior Vice President and

Chief Financial Officer

Exhibits List

Exhibits

       3.2.

Bylaws as amended effective October 24, 2005.

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

Exhibit 3.2

AMENDED BYLAWS

       of

      QUESTAR CORPORATION

  A Utah Corporation

OFFICES

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

        SECTION 11.  Business transacted at all special meetings of the stockholders shall be confined to the objects stated in the call and notice.

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

        To be proper written form, a stockholder’s notice to the Secretary must set forth the following information: (a) a clear and concise statement of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting,  (b) the name and record address of such stockholder, (c) the number of shares of the Corporation's common stock that are owned beneficially or of record by such stockholder,  (d) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business, and (e) a representation that such stockholder is a holder of stock of the Corporation entitled to vote at such meeting and that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

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

        SECTION 14.  The Chairman of the Board of Directors, or in his absence, the presiding officer, shall have complete authority to establish the rules of conduct to be followed at any meeting of stockholders and to make all decisions concerning procedural issues or questions raised at any meeting of stockholders; provided, however, that the Chairman or presiding officer shall not take any action or make any decision that contravenes applicable state law.

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

MEETINGS OF THE BOARD

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

CHAIRMAN OF THE BOARD

        SECTION 32.  The Chairman of the Board of Directors shall preside at all meetings of the stockholders and of the Board of Directors.  He shall have supervision of such matters as may be designated to him by the Board of Directors

PRESIDENT

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

CERTIFICATES OF STOCK

        SECTION 39.  The certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued.  Every holder of stock shall be entitled to have a certificate signed by or in the name of the Corporation by any two of the following officers:  the Chief Executive Officer, Chief Financial Officer, Corporate Secretary or Assistant Secretary, Treasurer or Assistant Treasurer of the Corporation, certifying the number of shares owned by him; provided, however, that where such certificate is signed by a transfer agent or an assistant transfer agent or by a transfer clerk, acting in behalf of the Corporation, and a registrar, the signature of any such Chief Executive Officer, President, Vice President, Treasurer, Assistant Treasurer, Secretary or Assistant Secretary, may be facsimile.  In case any officer or officers, who shall have signed or whose facsimile signature or signatures shall have been used on any such certificate or certificates, shall cease to be such officer or officers of such Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons, who signed such certificate or certificates or whose facsimile signatures shall have been used thereon, had not ceased to be such officer or officers of the Corporation.

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

Exhibit 31.1.

CERTIFICATION

I, Keith O. Rattie, certify that:

1.

I have reviewed this quarterly report of Questar Corporation on Form 10-Q for the period ending September 30, 2005;

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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

November 4, 2005

/s/Keith O. Rattie

        Date

Keith O. Rattie,

Chairman, President and Chief

Executive Officer

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Corporation on Form 10-Q for the period ending September 30, 2005;

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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

November 4, 2005

/s/S. E. Parks

       Date

S. E. Parks

Senior Vice President

and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Corporation (the Company) on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report), Keith O. Rattie, Chairman, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR CORPORATION

November 4, 2005

/s/Keith O. Rattie

          Date

Keith O. Rattie

Chairman, President and Chief Executive Officer

November 4, 2005

/s/S. E. Parks

          Date

S. E. Parks

Senior Vice President and Chief Financial Officer

#