Form 10-Q
period 2007-03-31
QUESTAR CORP
filed 2007-05-04
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Yes [  ]       No [X]

On April 30, 2007, 86,206,876 shares of the registrant’s common stock, without par value, were outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended March 31, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

   March 31, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of March 31, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

11

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4.

CONTROLS AND PROCEDURES

24

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 6.

EXHIBITS

24

Signatures

25

Questar 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2007	2006
	(in millions, except per share amounts)
REVENUES
Market Resources	$433.9	$415.1
Questar Pipeline	31.7	29.4
Questar Gas	406.5	466.9
Total Revenues	872.1	911.4

OPERATING EXPENSES
Cost of natural gas and other products sold	392.4	462.8
Operating and maintenance	77.7	74.1
General and administrative	37.2	32.3
Production and other taxes	29.8	33.5
Depreciation, depletion and amortization	91.1	72.8
Exploration	2.0	3.3
Abandonment and impairment	2.0	1.7
Total Operating Expenses	632.2	680.5
Net gain (loss) from asset sales	0.4	(0.1)
OPERATING INCOME	240.3	230.8
Interest and other income	3.0	2.6
Income from unconsolidated affiliates	2.2	1.8
Net mark-to-market gain on basis-only swaps	11.8
Interest expense	(18.0)	(17.4)
INCOME BEFORE INCOME TAXES	239.3	217.8
Income taxes	88.2	80.6
NET INCOME	$151.1	$137.2

EARNINGS PER COMMON SHARE
Basic	$ 1.76	$ 1.61
Diluted	1.72	1.57
Weighted-average common shares outstanding
Used in basic calculation	85.8	85.2
Used in diluted calculation	87.8	87.4
Dividends per common share	$0.235	$0.225

See notes accompanying the condensed consolidated financial statements

Questar 2007 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 22.4	$ 24.6
Accounts receivable, net	308.3	343.3
Unbilled-gas accounts receivable	33.7	67.5
Fair value of derivative contracts	87.7	155.5
Gas and oil storage	41.3	77.9
Materials and supplies	45.5	56.9
Prepaid expenses and other	22.8	27.7
Total Current Assets	561.7	753.4
Property, Plant and Equipment	6,617.1	6,414.1
Accumulated depreciation, depletion and amortization	(2,390.3)	(2,322.7)
Net Property, Plant and Equipment	4,226.8	4,091.4
Investment in unconsolidated affiliates	40.0	37.5
Goodwill	70.7	70.7
Regulatory assets	33.0	32.7
Fair value of derivative contracts	15.4	49.0
Other noncurrent assets, net	31.6	30.0
Total Assets	$4,979.2	$5,064.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt		$ 40.0
Accounts payable and accrued expenses	$ 417.5	520.0
Questar Gas customer credit balances	8.1	31.4
Fair value of derivative contracts	8.9	8.2
Purchase-gas adjustment	52.4	34.3
Deferred income taxes - current	3.0	35.0
Current portion of long-term debt	53.0	10.0
Total Current Liabilities	542.9	678.9
Long-term debt, less current portion	979.4	1,022.4
Deferred income taxes	790.1	763.9
Asset retirement obligations	135.4	132.4
Pension and postretirement benefits	143.7	143.8
Other long-term liabilities	121.7	117.8
COMMON SHAREHOLDERS’ EQUITY
Common stock	415.5	409.6
Retained earnings	1,881.1	1,750.2
Accumulated other comprehensive income (loss)	(30.6)	45.7
Total Common Shareholders’ Equity	2,266.0	2,205.5
Total Liabilities and Common Shareholders’ Equity	$4,979.2	$5,064.7

See notes accompanying the condensed consolidated financial statements

Questar 2007 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$ 151.1	$ 137.2
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	92.8	74.5
Deferred income taxes	40.5	7.6
Share-based compensation	2.8	2.2
Abandonment and impairment	2.0	1.7
Dry exploratory-well expenses		1.7
Net (gain) loss from asset sales	(0.4)	0.1
Income from unconsolidated affiliates	(2.2)	(1.8)
Distributions from unconsolidated affiliates	3.1	0.2
Net mark-to-market gain on basis-only swaps	(11.8)
Changes in operating assets and liabilities	33.7	99.5
NET CASH PROVIDED FROM OPERATING ACTIVITIES	311.6	322.9

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(255.3)	(198.6)
Other investments	(3.4)
Total capital expenditures	(258.7)	(198.6)
Proceeds from disposition of assets	2.0	3.2
NET CASH USED IN INVESTING ACTIVITIES	(256.7)	(195.4)

FINANCING ACTIVITIES
Common stock issued	3.2	2.4
Common stock repurchased	(4.9)	(2.4)
Change in short-term debt	(40.0)	(94.5)
Dividends paid	(20.2)	(19.2)
Excess tax benefits from share-based compensation	4.8	2.0
NET CASH USED IN FINANCING ACTIVITIES	(57.1)	(111.7)
Change in cash and cash equivalents	(2.2)	15.8
Beginning cash and cash equivalents	24.6	13.4
Ending cash and cash equivalents	$ 22.4	$ 29.2

See notes accompanying the condensed consolidated financial statements

Questar 2007 Form 10-Q

QUESTAR CORPORATION

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Basis of Presentation of Interim Consolidated Financial Statements

The interim condensed consolidated financial statements contain the accounts of Questar and its majority-owned or controlled subsidiaries. The condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended March 31,
	2007	2006
	(in millions)
Weighted-average basic common shares outstanding	85.8	85.2
Potential number of shares issuable under the LTSIP	2.0	2.2
Average diluted common shares outstanding	87.8	87.4

Questar 2007 Form 10-Q

Note 4 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” First-quarter share-based compensation expense amounted to $2.8 million in 2007 compared with $2.2 million in 2006. At March 31, 2007, deferred share-based compensation amounted to $20.4 million, of which $4.2 million was attributed to unvested stock options. First-quarter cash flow from tax deductions in excess of recognized compensation expense amounted to $4.8 million in 2007 and $2.0 million in 2006. There were 5,173,582 shares available for future grant at March 31, 2007. Unvested stock options increased by 70,000 shares in the first three months of 2007. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2007	2,686,354	$15.00 – $77.14	$28.63
Granted	70,000	82.15	82.15
Exercised	(195,842)	15.00 – 28.01	24.93
Balance at March 31, 2007	2,560,512	$15.00 – $82.15	$30.38

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2007	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2007	Weighted-average exercise price	Number unvested at March 31, 2007	Weighted- average exercise price
$15.00 – $17.00	414,042	2.7	$15.43	414,042	$15.43
19.13 – 23.95	554,896	4.6	22.97	554,896	22.97
27.11 – 29.71	1,257,635	5.1	27.47	1,257,635	27.47
$35.10 – 82.15	333,939	6.5	72.17	32,689	45.47	301,250	$75.07
	2,560,512	4.8	$30.38	2,259,262	$24.42	301,250	$75.07

Restricted-share grants typically vest in equal installments over a three to five year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at March 31, 2007, was 16 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2007	365,611	$27.11 – $89.54	$56.08
Granted	109,383	77.92 – 82.46	82.12
Distributed	(92,238)	27.11 – 70.40	39.47
Forfeited	(1,874)	36.90 – 82.15	66.11
Balance at March 31, 2007	380,882	$27.11 – $89.54	$67.53

Note 5 – Operations by Line of Business

Line-of-business information is presented according to senior management’s basis for evaluating performance including differences in the nature of products, services and regulation. Questar InfoComm is now included in Questar Pipeline operations. Previously, Questar InfoComm was included in “Corporate and other operations.” Activities of Questar InfoComm include gas analysis and wellhead automation. Prior-year information has been reclassified to conform with the 2007 presentation. Following is a summary of operations by line of business:

Questar 2007 Form 10-Q

	3 Months Ended March 31,
	2007	2006
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$229.8	$210.8
Wexpro	6.5	6.3
Gas Management	44.0	41.2
Energy Trading and other	153.6	156.8
Market Resources total	433.9	415.1
Questar Pipeline	31.7	29.4
Questar Gas	406.5	466.9
	$872.1	$911.4

Revenues from Affiliated Companies
Wexpro	$40.7	$ 38.7
Gas Management	4.3	3.9
Energy Trading and other	156.0	250.2
Market Resources total	201.0	292.8
Questar Pipeline	20.6	20.7
Questar Gas	1.1	1.6
	$222.7	$315.1

Operating Income
Questar E&P	$117.1	$118.8
Wexpro	21.4	18.2
Gas Management	18.8	14.7
Energy Trading and other	8.2	3.3
Market Resources total	165.5	155.0
Questar Pipeline	23.8	24.6
Questar Gas	50.9	51.2
Corporate	0.1
	$240.3	$230.8

Net Income
Questar E&P	$ 77.2	$ 70.5
Wexpro	13.9	12.0
Gas Management	12.4	9.7
Energy Trading and other	6.0	2.5
Market Resources total	109.5	94.7
Questar Pipeline	11.2	12.0
Questar Gas	29.1	29.4
Corporate	1.3	1.1
	$151.1	$137.2

Note 6 – Asset Retirement Obligations (ARO)

Questar recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company’s ARO applies primarily to abandonment costs associated with gas and oil wells and certain other properties. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. Revisions to estimates of the ARO result from changes in expected cash flows. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

Questar 2007 Form 10-Q

	2007	2006
	(in millions)
ARO liability at January 1,	$132.4	$78.2
Accretion	2.0	1.2
Liabilities incurred	1.9	1.4
Liabilities settled	(0.9)	(0.3)
ARO liability at March 31,	$135.4	$80.5

Wexpro activities are governed by a long-standing agreement with the states of Utah and Wyoming (the Wexpro Agreement). The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is spelled out in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming (PSCW). Accordingly, Wexpro collects from Questar Gas and deposits in trust funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned. At March 31, 2007, approximately $6.3 million was held in this trust and invested in a short-term bond index fund and a money market account.

Note 7 – Employee Benefits

Questar has defined-benefit pension and postretirement medical and life insurance plans covering the majority of its employees. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified retirement plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. Subject to these limitations, Questar seeks to fund the qualified retirement plan approximately equal to the yearly expense, which is estimated to be $16.3 million for 2007.

The Company also has a nonqualified pension plan for eligible employees that provides a benefit in addition to the benefit limit defined by the Internal Revenue Service for qualified pension plans. The nonqualified pension plan is unfunded. Claims are paid from the Company’s general funds. The 2007 expense is estimated to be $1.7 million.

Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

	3 Months Ended March 31,
	2007	2006
	(in millions)
Service cost	$ 2.7	$ 2.6
Interest cost	6.0	5.6
Expected return on plan assets	(6.1)	(5.2)
Prior service and other costs	0.3	0.4
Recognized net-actuarial loss	1.5	1.3
Settlement costs	0.1	0.3
Pension expense	$ 4.5	$ 5.0

The Company currently estimates a $4.7 million expense for postretirement benefits other than pensions in 2007 before $0.8 million for accretion of a regulatory liability. Expense components are listed below:

	3 Months Ended March 31,
	2007	2006
	(in millions)
Service cost	$ 0.2	$ 0.2
Interest cost	1.2	1.2
Expected return on plan assets	(0.8)	(0.7)
Amortization of transition obligation	0.5	0.5
Amortization of losses	0.1
Accretion of regulatory liability	0.2	0.2
Postretirement benefits expense	$ 1.4	$ 1.4

Questar 2007 Form 10-Q

Note 8 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income or loss. Other comprehensive income or loss includes changes in the market value of gas and oil-price derivatives and recognition of the under-funded position of pension and other postretirement benefit plans. Comprehensive income is shown below:

	3 Months Ended March 31,
	2007	2006
	(in millions)
Net income	$151.1	$137.2
Other comprehensive income (loss)
Net unrealized gain (loss) on derivatives	(122.6)	238.9
Income taxes	46.3	(90.5)
Net other comprehensive income (loss)	(76.3)	148.4
Total comprehensive income	$74.8	$285.6

The components of accumulated other comprehensive income or loss, net of income taxes, are as follows:

	March 31,	December 31,
	2007	2006	Change
	(in millions)
Net unrealized gain on derivatives	$ 51.8	$128.1	($76.3)
Pension liability	(68.9)	(68.9)
Postretirement benefits liability	(13.5)	(13.5)
Accumulated other comprehensive income (loss)	($ 30.6)	$ 45.7	($76.3)

Note 9 − Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to FASB Statement 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the period ended March 31, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

The Company records interest earned on income-tax refunds in interest and other income and penalties and interest charged on tax deficiencies in interest expense. As of the date of adoption, there were no amounts accrued for penalties or interest related to unrecognized tax benefits.

Note 10 – Recent Accounting Development

In April 2007, the FASB staff issued FASB Staff Position (FSP) FAS 154-a, “Considering the Effects of Prior-Year Misstatements When Quantifying Misstatements in Current-Year Financial Statements.” If a misstatement relating to a prior-year exists after current-year financial statements are corrected and is material to the current-year, correction of the previously issued financial statements is required. The comment period for FSP FAS 154-a ended April 30, 2007. The Company is evaluating the effect, if any, that the proposed procedures of FSP FAS 154-a may have on the consolidated balance sheets or results of operations.

Questar 2007 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-month periods ended March 31, 2007 and 2006. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in Questar’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended March 31,
	2007	2006	Change
	(in millions, except per share amounts)
Market Resources
Questar E&P	$ 77.2	$ 70.5	$ 6.7
Wexpro	13.9	12.0	1.9
Gas Management	12.4	9.7	2.7
Energy Trading and other	6.0	2.5	3.5
Market Resources total	109.5	94.7	14.8
Questar Pipeline	11.2	12.0	(0.8)
Questar Gas	29.1	29.4	(0.3)
Corporate	1.3	1.1	0.2
Net income	$151.1	$137.2	$13.9
Earnings per diluted share	$ 1.72	$ 1.57	$0.15
Average diluted shares	87.8	87.4	0.4

Market Resources

Market Resources, which conducts natural gas and oil exploration, development and production, gas gathering and processing, wholesale gas and oil marketing and gas storage, reported $109.5 million of net income for 2007 compared with $94.7 million in 2006, a 16% increase. Operating income increased $10.5 million or 7% in 2007 compared to 2006 due primarily to increased natural gas production at Questar E&P, increased gas-gathering volumes driven by a 43% increase in third-party volumes at Gas Management and an increased investment base at Wexpro. Net mark-to-market gains on natural gas basis-only swaps increased first quarter 2007 net income $7.4 million. Following is a summary of Market Resources financial and operating results:

	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Natural gas sales	$195.9	$178.8
Oil and NGL sales	38.0	36.7
Cost-of-service gas operations	42.1	39.6
Energy marketing	153.8	167.2
Gas gathering, processing and other	48.9	45.2
Total revenues	478.7	467.5
Operating expenses
Energy purchases	144.9	163.1
Operating and maintenance	47.3	45.4
General and administrative	19.2	16.6
Production and other taxes	23.8	27.9

Questar 2007 Form 10-Q

Depreciation, depletion and amortization	73.0	53.0
Exploration	2.0	3.3
Abandonment and impairment	2.0	1.7
Wexpro Agreement – oil-income sharing	1.1	1.6
Total operating expenses	313.3	312.6
Net gain from asset sales	0.1	0.1
Operating income	$165.5	$155.0

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (Bcf)	30.9	28.6
Oil and NGL (MMbbl)	0.7	0.6
Total production (Bcfe)	34.9	32.3
Average daily production (MMcfe)	388.2	358.8
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.35	$6.26
Oil and NGL (per bbl)	48.61	$50.42
Wexpro investment base at March 31, net
of depreciation and deferred income taxes (millions)	$263.4	$214.5
Natural gas processing volumes
NGL sales (MMgal)	17.8	22.6
Fee-based processing (in millions of MMBtu)	30.6	30.1
Natural gas processing revenues
NGL sales price (per gal)	$0.88	$0.87
Fee-based processing (per MMBtu)	$0.15	$0.13
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	46.7	32.6
For Questar Gas	10.4	10.6
For other affiliated customers	20.0	18.0
Total gathering	77.1	61.2
Gathering revenue (per MMBtu)	$0.30	$0.29
Natural gas and oil marketing volumes (MMdthe)
For unaffiliated customers	25.6	29.5
For affiliated customers	27.3	25.6
Total marketing	52.9	55.1

Questar E&P

Questar E&P reported net income of $77.2 million in the first quarter, up 10% from $70.5 million in the 2006 quarter. The impact of growing production and essentially flat realized prices for natural gas, crude oil and NGL was offset by a 15% higher average cost structure. Net mark-to-market gains on natural gas basis-only swaps increased net income $7.4 million in the 2007 quarter.

Questar E&P production volumes increased to 34.9 Bcfe in the first quarter of 2007, an 8% increase compared to the year-earlier period. Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 88% of Questar E&P 2007 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

Questar 2007 Form 10-Q

	3 Months Ended March 31,
	2007	2006	Change
	(in Bcfe)
Pinedale Anticline	12.1	9.7	2.4
Uinta Basin	6.0	6.2	(0.2)
Rockies Legacy	4.5	*5.1	(0.6)
Rocky Mountain total	22.6	21.0	1.6
Midcontinent	12.3	11.3	1.0
Total Questar E&P	34.9	32.3	2.6

*Includes 0.7 Bcfe gas-imbalance settlement.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 25% to 12.1 Bcfe in 2007 as a result of ongoing development drilling. Pinedale production growth is influenced by seasonal access restrictions imposed by the Bureau of Land Management that limit the company’s ability to drill and complete wells during the mid-November to early May period.

Questar E&P Rockies Legacy properties include all of the company’s Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Rockies Legacy 2007 production of 4.5 Bcfe was 0.6 Bcfe lower than a year ago. The 2006 production included a gas-imbalance settlement of 0.7 Bcfe. In 2007, production was driven by the company’s emerging gas play in the Vermillion Basin.

In the Midcontinent, production grew 9% to 12.3 Bcfe in 2007, driven by ongoing infill-development drilling in Elm Grove field in northwestern Louisiana. Net production from Elm Grove field increased to 3.8 Bcfe in the first quarter of 2007, compared to 3.3 Bcfe in the year-earlier period.

Realized prices for natural gas, oil and NGL at Questar E&P were essentially flat when compared to the prior year. In 2007, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.35 per Mcf compared to $6.26 per Mcf for the same period in 2006, a 1% increase. Realized oil and NGL prices in 2007 averaged $48.61 per bbl, compared with $50.42 per bbl during the prior year period, a 4% decrease. A regional comparison of average realized prices, including hedges, are shown in the following table:

	3 Months Ended March 31,
	2007	2006	Change
Natural gas (per Mcf)
Rocky Mountains	$ 5.89	$ 6.01	($0.12)
Midcontinent	7.17	6.72	0.45
Volume-weighted average	6.35	6.26	0.09
Oil and NGL (per bbl)
Rocky Mountains	$48.10	$48.73	($0.63)
Midcontinent	49.68	54.31	(4.63)
Volume-weighted average	48.61	50.42	(1.81)

Approximately 67% of 2007 and 66% of 2006 gas production was hedged or pre-sold. Hedging increased 2007 Questar E&P gas revenues by $30.2 million and reduced 2006 gas revenues by $16.0 million. Approximately 64% of 2007 and 77% of 2006 Questar E&P oil production was hedged or pre-sold. Oil hedges increased revenues $0.9 million in 2007 and reduced revenues $3.7 million in 2006.

Questar may hedge up to 100 percent of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect returns, cash flow and net income from a decline in commodity prices. During the first quarter of 2007, Questar E&P hedged additional production through 2010. In the second quarter of 2006, the company began using basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Net mark-to-market gains on natural gas basis-only swaps increased first quarter 2007 net income $7.4 million. Derivative positions as of March 31, 2007, are summarized in Item 3 of Part I in this quarterly report.

Questar 2007 Form 10-Q

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 15% to $3.28 per Mcfe in 2007 versus $2.86 per Mcfe in 2006. Questar E&P production costs are summarized in the following table:

	3 Months Ended March 31,
	2007	2006	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.69	$1.28	$ 0.41
Lease operating expense	0.59	0.54	0.05
General and administrative expense	0.35	0.34	0.01
Allocated interest expense	0.18	0.19	(0.01)
Production taxes	0.47	0.51	(0.04)
Total production costs	$3.28	$2.86	$ 0.42

Production volume-weighted average depreciation, depletion and amortization expense rose due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment, the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from higher-cost fields such as Elm Grove in the Midcontinent and Vermillion Basin in the Rockies. Lease operating expense per Mcfe increased due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe increased due primarily to increased labor expenses partially offset by decreased legal expenses. Production taxes per unit decreased due to lower natural gas and oil sales prices in the 2007 period. Most production taxes are based on a fixed percentage of commodity sales prices.

Questar E&P exploration expense decreased $1.3 million or 39% in the first quarter of 2007 compared to 2006. Abandonment and impairment expense increased $0.3 million, or 18% in 2007 compared to 2006.

Major Operating Areas

Pinedale Anticline

As of March 31, 2007, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 195 producing wells on the Pinedale Anticline compared to 144 at the end of the first quarter of 2006. Of the 195 producing wells, Questar E&P has working interests in 173 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 66 of the 195 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208 acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2006, Questar E&P had booked 316 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 931.9 Bcfe, or 57% of Questar E&P’s total proved reserves. With 10-acre-density drilling, the company currently estimates up to 932 wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

As of March 31, 2007, Questar E&P had an operating interest in 828 producing wells in the Uinta Basin of eastern Utah, compared to 758 at March 31, 2006. At December 31, 2006, Questar E&P had booked 109 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 248.3 Bcfe or 15% of Questar E&P’s total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 16,000 feet. Questar E&P owns interests in over 120,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the company’s Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 142.3 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2006. In the Vermillion Basin on the southwestern Wyoming-northwestern Colorado state line, Market Resources companies continue to evaluate the potential of several formations under 146,000 net leasehold acres. As of March 31, 2007, Market Resources had recompleted two older wells, drilled and completed 16 new wells, and two wells were waiting on completion. The targets are the Baxter Shale, a thick, overpressured shale found at depths of about 9,500 to about 13,000 feet and deeper Frontier and Dakota tight-sand formations at depths to about 14,000 feet.

Questar 2007 Form 10-Q

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko basin of Oklahoma and the Texas panhandle, the Arkoma basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Louisiana, Texas and Arkansas. With the exception of the Elm Grove field in northwest Louisiana, Questar E&P Midcontinent leasehold interests are highly fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 308.9 Bcfe or 19% of Questar E&P total proved reserves at December 31, 2006.

Questar E&P continues a two-rig infill-development project on its largest single Midcontinent asset, the Elm Grove field in northwest Louisiana. As of March 31, 2007, Questar E&P operated or had working interests in 222 producing wells in the Elm Grove field compared to 182 at March 31, 2006. In 2006, Questar E&P also acquired interests in 48 producing wells in nine spacing units in the Elm Grove field. The acquisition also provided Questar E&P initial or additional working interest in approximately 75 undrilled locations. At December 31, 2006, Questar E&P had 30 proved undeveloped locations and reported estimated net proved reserves at Elm Grove of 80 Bcfe, or 5% of the company’s total proved reserves.

Wexpro

Wexpro, a Market Resources subsidiary that develops and produces cost-of-service reserves for Questar Gas, reported net income of $13.9 million, in the first quarter of 2007 compared to $12.0 in the 2006 quarter, a 16% increase. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro investment base at March 31, 2007, was $263.4 million, an increase of $48.9 million or 23% since March 31, 2006.

Gas Management

Gas Management, Market Resources gas-gathering and processing-services business, grew net income 28% to $12.4 million in the first three months of 2007 from $9.7 million in the same period of 2006. Gathering volumes increased 15.9 million MMBtu, or 26% to 77.1 million MMBtu in 2007. Expanding Pinedale production and new projects serving third parties in the Uinta Basin contributed to a 43% increase in third-party volumes. Total gathering margins (revenues minus direct expenses) increased 58% to $16.8 million compared to $10.6 million in 2006.

Fee-based gas processing volumes were 30.6 million MMBtu in the first quarter of 2007, a 2% increase compared to the 2006 period. Fee-based gas processing revenues increased 14%, or $0.6 million, while gross margin from keep-whole processing declined 11% or $0.8 million in the 2007 period. Approximately 83% of Gas Management net operating revenue (total revenue less processing plant-shrink) is derived from fee-based contracts, up from 77% in the 2006 period. Gas Management uses forward sales contracts to further reduce margin volatility associated with keep-whole contracts. Forward sales contracts increased NGL revenues by $1.3 million in 2007 and $1.7 million in 2006.

Income before income tax from Gas Management’s interests in unconsolidated affiliates Rendezvous Gas Services and Uintah Basin Field Services was $2.2 million for 2007 compared to $1.7 million in 2006. Rendezvous Gas Services provides gas gathering services for the Pinedale and Jonah producing areas. Uintah Basin Field Services provides gas-gathering services for the Flat Rock area in southern Uinta Basin.

During the first quarter of 2007, Gas Management placed a 20.8-mile 20-inch-diameter pipeline between Gas Management’s Blacks Fork gas-processing plant and Kern River Transmission Co.’s Muddy Creek compressor station into service. The FERC-regulated Rendezvous Pipeline Co., LLC, a wholly owned subsidiary of Gas Management, is able to deliver up to 300 MMcf of natural gas per day to markets in California and Nevada served by Kern River Pipeline.

Energy Trading and Other

Energy Trading, which sells Market Resources equity gas and oil, provides risk-management services and operates a natural-gas storage facility, net income grew 140% to $6.0 million, driven primarily by increased storage-trading margins. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), totaled $8.9 million for 2007 compared to $4.1 million a year ago.

Questar Pipeline

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported first quarter 2007 net income of $11.2 million compared with $12.0 million in 2006, a 7% decrease. Operating income decreased $0.8 million, or 3%, in the first quarter 2007 to 2006 comparison due primarily to increased costs from a phased system expansion that went into service at the beginning of 2007. Questar InfoComm is now included in Questar Pipeline operations. Previously Questar InfoComm was included in “Corporate and other operations”. Activities of Questar InfoComm include gas analysis and wellhead automation. Prior-year information has been reclassified to conform with the 2007 presentation. Following is a summary of Questar Pipeline financial and operating results:

Questar 2007 Form 10-Q

	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Transportation	$30.9	$30.1
Storage	9.6	9.6
Gas processing	2.0	1.4
NGL revenues	2.5	2.6
Other	7.3	6.4
Total revenues	52.3	50.1
Operating expenses
Cost of goods sold	1.6	1.4
Operating and maintenance	9.3	7.6
General and administrative	7.1	6.5
Depreciation and amortization	8.6	8.1
Other taxes	2.2	1.9
Operating expenses	28.8	25.5
Net gain from assets sale	0.3
Operating income	$23.8	$24.6

OPERATING STATISTICS
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	76.9	62.7
For Questar Gas	42.1	40.9
For other affiliated customers	4.7	3.7
Total transportation	123.7	107.3
Transportation revenue (per dth)	$0.25	$0.28
Firm daily transportation demand at March 31, (MMdth)	2.2	2.2

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the first quarter of 2007 compared with 2006:

Change in Revenues
2006 to 2007
(in millions)
Transportation
New transportation contracts	$ 1.2
Expiration of transportation contracts	(0.2)
Other	(0.2)
Gas processing	0.6
NGL revenues	(0.1)
Other	0.9
Increase	$ 2.2

As of March 31, 2007, Questar Pipeline had firm-transportation contracts of 2,233 Mdth per day compared with 2,155 Mdth per day as of March 31, 2006. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. On January 1, 2007, operations began on an extension of the Overthrust Pipeline to a

Questar 2007 Form 10-Q

connection with Kern River Pipeline at Opal, Wyoming. The majority of the contracts for this expansion were effective at the beginning of 2006 at an interim delivery point. Questar Pipeline has increased transportation revenues by remarketing expiring contracts with discounted rates ranging from $0.08 per dth to $0.12 per dth into maximum rate contracts ($0.17 per dth) for terms of up to 31 years and, where possible, has converted contracts with multiple paths into multiple contracts.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline’s owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from one to 12 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 11 years.

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

NGL revenues decreased 4% in 2007 over 2006 due to 14% lower prices partially offset by 15% higher volumes.

Expenses

Operating, maintenance, general and administrative expenses increased by 16% to $16.4 million in the first quarter of 2007 compared to $14.1 million in the first quarter of 2006. The increase was a result of the system expansion and higher labor and service costs. Operating, maintenance, general and administrative expenses per dth transported was flat at $0.13 in both the first quarter of 2007 and the first quarter of 2006 since transportation volumes also increased 15%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 6% in the first quarter of 2007 compared to the first quarter of 2006 due to investment in pipeline expansions.

Clay Basin Storage

Questar Pipeline conducts periodic pressure tests on its Clay Basin storage facility. Beginning with a test in April 2002, the company noted a discrepancy between the book volumes of cushion gas at Clay Basin and the volumes implied by pressure data. Questar Pipeline retained a reservoir consultant to model the reservoir and determine the size and cause of the discrepancy. The company conducted seven additional pressure tests from April 2004 to April 2007 to validate the model.

The reservoir model indicates from zero to 3.8 Bcf of gas may be missing from Clay Basin, with the most likely amount of 3.2 Bcf. The cumulative gas loss is due to imprecision inherent in measurement of large injection and withdrawal volumes as well as reservoir heterogeneity that impacts storage-reservoir performance. The cushion-gas loss represents 0.25% of the volume of gas cycled in and out of the reservoir over the past 30 years. There is no indication that the reservoir is leaking. The Clay Basin reservoir is functioning as expected to meet customer requirements.

Questar Pipeline proposes to record the apparent loss of gas as a reduction of native gas remaining in the reservoir. Questar Pipeline has also proposed other tariff changes. Questar Pipeline is discussing these proposals with its customers.

Questar Gas

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported net income of $29.1 million in the first quarter of 2007 compared with $29.4 million in the first quarter of 2006, a 1% decrease. Operating income decreased $0.3 million, or 1%, in the 2007 to 2006 first quarter comparison due to lower rates and higher expenses offsetting the revenues from customer growth. Following is a summary of Questar Gas’s financial and operating results:

Questar 2007 Form 10-Q

	3 Months Ended March 31,
	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Residential and commercial sales	$392.2	$441.5
Industrial sales	2.8	9.6
Transportation for industrial customers	2.3	1.6
Service	1.8	2.2
Other	8.5	13.6
Total revenues	407.6	468.5
Cost of natural gas sold	(311.0)	(371.2)
Margin	96.6	97.3
Other operating expenses
Operating and maintenance	21.1	21.1
General and administrative	11.5	9.6
Depreciation and amortization	9.5	11.6
Other taxes	3.6	3.6
Total other operating expenses	45.7	45.9
Net loss from asset sales		(0.2)
Operating income	$ 50.9	$ 51.2

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	45.9	42.3
Industrial sales	0.4	1.1
Transportation for industrial customers	9.9	8.5
Total industrial	10.3	9.6
Total deliveries	56.2	51.9
Natural gas revenue (per dth)
Residential and commercial sales	$8.54	$10.45
Industrial sales	6.86	8.37
Transportation for industrial customers	$0.23	$ 0.19
Temperatures – colder (warmer) than normal	4%	(2%)
Temperature - adjusted usage per customer (dth)	48.6	50.4
Customers at March 31, (thousands)	860.9	834.3

Margin Analysis

Questar Gas’s margin (revenues less gas costs) decreased $0.7 million in the first quarter of 2007 compared to the first quarter of 2006. Following is a summary of major changes in Questar Gas’s margin:

Change in Margin
2006 to 2007
(in millions)
New customers	$ 4.1
Conservation-enabling tariff	1.8
Change in usage per customer	(2.8)

Questar 2007 Form 10-Q

Change in rates	(5.2)
Recovery of gas-cost portion of bad-debt costs	(1.3)
Change in transportation revenue	0.7
Other, including shifting between rate classes	2.0
Decrease	($ 0.7)

At March 31, 2007, Questar Gas served 860,909 customers, up from 834,252 at March 31, 2006. Customer growth increased the margin by $4.1 million in the first quarter of 2007.

Temperature-adjusted usage per customer decreased 4% in the first quarter of 2007 compared to the first quarter of 2006. The impact on the company’s margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff that was approved by the PSCU in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin increase of $1.8 million in the first quarter of 2007, offsetting the decline in usage per customer.

Effective June 1, 2006, Utah customer rates were reduced by $9.7 million per year, primarily to reflect changes in the company’s depreciation rates. Questar Gas realized $5.2 million in reduced revenues from this rate change during the first quarter of 2007. Depreciation expense was approximately $2.3 million lower for the 2007 quarter as a result of the depreciation rate change.

Weather, as measured in degree days, was 4% colder than normal in the first quarter of 2007 and 2% warmer than normal in the first quarter of 2006. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold decreased 16% in the first quarter of 2007 compared to the first quarter of 2006 due to lower gas purchase expenses per dth more than offsetting a 7% increase in volumes sold. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2007, Questar Gas had a $52.4 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating, maintenance, general and administrative expenses increased 6% in the first quarter of 2007 compared to the first quarter of 2006 due primarily to higher labor costs offset by lower bad-debt costs. Operating, maintenance, general and administrative expenses per customer were $38 in the first quarter of 2007 compared to $37 in the first quarter of 2006.

Depreciation expense decreased 18% in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with the PSCU order discussed above. Reduced depreciation rates offset the depreciation impact of plant additions from customer growth.

Consolidated Results after Operating Income

Income from unconsolidated affiliates

Income before income tax from Gas Management’s 50% interest in Rendezvous was $2.1 million for 2007 compared to $1.7 million in 2006. Rendezvous provides gas-gathering services for the Pinedale and Jonah producing areas. Income before income tax from Gas Management’s 38% interest in a gas-gathering system for the Flat Rock area in southern Uinta Basin added $0.1 million in 2007.

Interest expense

Interest expense rose 3% in the first three months of 2007 compared to a year ago due primarily to increased average debt levels and higher short-term rates.

Net mark-to-market gain on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized net mark-to-market gains of $11.8 million on the NYMEX/Rockies basis-only swaps in the first quarter of 2007.

Income taxes

The effective combined federal and state income tax rate was 36.9% in the first three months of 2007 compared with 37.0% in the 2006 period.

Questar 2007 Form 10-Q

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities decreased 3% in the first quarter of 2007 compared to the 2006 quarter. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization, and deferred income taxes. Cash sources from operating assets and liabilities were lower in 2007 primarily due to lower purchased-gas costs. Net cash provided from operating activities is presented below:

	3 Months Ended March 31,
	2007	2006	Change
	(in millions)
Net income	$151.1	$137.2	$ 13.9
Noncash adjustments to net income	126.8	86.2	40.6
Changes in operating assets and liabilities	33.7	99.5	(65.8)
Net cash provided from operating activities	$311.6	$322.9	($11.3)

Investing Activities

A comparison of capital expenditures for the first three months of 2007 and 2006 plus a forecast for calendar year 2007 are presented below:

			Forecast
	3 Months Ended March 31,		12 Months Ended December 31,
	2007	2006	2007
	(in millions)
Market Resources	$204.2	$173.8	$699.8
Questar Pipeline	24.7	1.6	340.7
Questar Gas	29.8	23.2	116.4
Corporate			0.3
Total	$258.7	$198.6	$1,157.2

Expanded drilling programs and pipeline construction represented the majority of the increase in capital expenditures for the first quarter of 2007 compared to the 2006 period.

Financing Activities

Net cash provided from operating activities was sufficient to fund net capital expenditures, repay $40.0 million of short-term debt and distribute $20.2 million of dividends in the first quarter of 2007. Questar Gas must repay $53.0 million of medium-term notes in the next 12 months.

Combined short-term and long-term debt was 31% of total capital at March 31, 2007. The Company had $360.0 million of short-term lines of credit available and Market Resources had an unused $182.0 million long-term revolving-credit facility with banks as March 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar’s primary market-risk exposures arise from commodity-price changes for natural gas, oil and NGL, and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources uses gas and oil-price-derivative arrangements in the normal course of business to limit the risk of adverse commodity-price movements. However these same arrangements typically limit future gains from favorable price movements. Derivative contracts are used for a significant share of Questar E&P-owned gas and oil production, a portion of Energy Trading gas and oil-marketing transactions and some of Gas Management’s NGL.

Questar 2007 Form 10-Q

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Natural gas and oil-price hedging supports Market Resources rate of return and cash-flow targets and protects earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

Market Resources uses fixed-price swaps to realize a known price for a specific volume of production delivered into a regional sales point. A fixed-price swap is a derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of natural gas, oil or NGL, over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer). In the normal course of business, the Company sells its equity natural gas, oil and NGL production to third parties at first-of-the-month or daily “floating” prices related to indices reported in industry publications. The fixed-price swap price is reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price. Swap agreements do not require the physical transfer of gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period.

Market Resources enters into commodity-price derivative arrangements with banks and energy-trading firms having investment-grade credit ratings. Collateral deposits are not required with the exception of one arrangement that allows an amount of credit before Market Resources is required to deposit collateral for out-of-the-money derivative contracts. The amount of credit available may vary depending on the credit rating assigned to Market Resources debt. In addition to the counterparty arrangements, Market Resources has a $182.0 million long-term revolving-credit facility with banks with no borrowings outstanding at March 31, 2007.

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Changes in the fair value of cash-flow hedges are recorded on the balance sheet and in other comprehensive income or loss until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources began using natural gas basis-only swaps in 2006 to manage the risk of a widening of basis differentials in the Rocky Mountains. These contracts are marked-to-market with any change in the valuation recognized in the determination of net income.

A summary of Market Resources derivative positions for equity production as of March 31, 2007, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2007
Second quarter	14.2	8.6	22.8	$6.72	$7.76	$7.11
Second half	28.6	17.4	46.0	6.72	7.76	7.12
Remainder of 2007	42.8	26.0	68.8	6.72	7.76	7.12

2008
First half	18.6	13.8	32.4	$7.15	$7.92	$7.48
Second half	19.6	14.0	33.6	7.13	7.92	7.46
12 months	38.2	27.8	66.0	7.14	7.92	7.47

2009
First half	16.7	10.4	27.1	$7.07	$7.58	$7.26
Second half	17.1	10.5	27.6	7.07	7.58	7.26
12 months	33.8	20.9	54.7	7.07	7.58	7.26

Questar 2007 Form 10-Q

2010
First half	1.7	3.4	5.1	$6.95	$7.53	$7.34
Second half	1.7	3.5	5.2	6.95	7.53	7.34
12 months	3.4	6.9	10.3	6.95	7.53	7.34

				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2007
Second quarter	1.7		1.7	$1.78		$1.78
Second half	3.4		3.4	1.78		1.78
Remainder of 2007	5.1		5.1	1.78		1.78

2008
First half	11.9		11.9	$1.60		$1.60
Second half	12.1		12.1	1.60		1.60
12 months	24.0		24.0	1.60		1.60

2009
First half	1.7		1.7	$0.95		$0.95
Second half	1.7		1.7	0.95		0.95
12 months	3.4		3.4	0.95		0.95

				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2007
Second quarter	264	100	364	$52.01	$57.91	$53.63
Second half	534	202	736	52.01	57.91	53.63
Remainder of 2007	798	302	1,100	52.01	57.91	53.63

2008
First half	109	73	182	$59.45	$65.45	$61.85
Second half	111	73	184	59.45	65.45	61.85
12 months	220	146	366	59.45	65.45	61.85

2009
First half	109	72	181	$59.10	$65.10	$61.50
Second half	110	74	184	59.10	65.10	61.50
12 months	219	146	365	59.10	65.10	61.50

As of March 31, 2007, Market Resources held commodity-price hedging contracts covering about 224.5 million MMBtu of natural gas, 1.8 MMbbl of oil and 22.1 million gallons of NGL. A year earlier Market Resources hedging contracts covered 174.6 million MMBtu of natural gas, 3.1 MMbbl of oil and 30.9 million gallons of NGL. Market Resources has also entered into basis-only swaps on an additional 34.8 million MMBtu of natural gas. There were no basis-only swaps a year earlier. Changes in the fair value of derivative contracts from December 31, 2006 to March 31, 2007 are presented below:

Questar 2007 Form 10-Q

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas and oil-derivative contracts outstanding at December 31, 2006	$198.0	($ 1.9)	$196.1
Contracts realized or otherwise settled	(51.7)	0.9	(50.8)
Change in gas and oil prices on futures markets	(53.0)	10.5	(42.5)
Contracts added since December 31, 2006	(9.5)		(9.5)
Contracts re-designated as fixed-price swaps	(0.4)	0.4
Net fair value of gas and oil-derivative contracts outstanding at March 31, 2007	$ 83.4	$ 9.9	$ 93.3

About 84% of the fair value of all contracts will settle in the next twelve months and the fair value of cash-flow hedges will be reclassified from other comprehensive income. The net fair value of gas and oil-derivative contracts as of March 31, 2007, is shown below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by March 31, 2008	$69.3	$9.5	$78.8
Contracts maturing between April 1, 2008 and March 31, 2009	6.5		6.5
Contracts maturing between April 1, 2009 and March 31, 2010	5.5	0.4	5.9
Contracts maturing after March 31, 2010	2.1		2.1
	$83.4	$9.9	$93.3

The following table shows sensitivity of fair value of gas and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	March 31,
	2007	2006
	(in millions)
Net fair value – asset (liability)	$ 93.3	($ 80.3)
Value if market prices of gas and oil and basis differentials decline by 10%	248.6	45.0
Value if market prices of gas and oil and basis differentials increase by 10%	($ 62.0)	($205.6)

Interest-Rate Risk Management

As of March 31, 2007, Questar had $983.5 million of fixed-rate long-term debt and $50.0 million of variable-rate long-term debt.

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

Questar 2007 Form 10-Q

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the Company’s purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended March 31, 2007:

2007	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January	3,126	$80.10	-	-
February	28,427	81.78	-	-
March	45,071	88.70	-	-
Total	76,624	$85.78	-	-

*The numbers include any shares purchased in conjunction with tax-payment elections under the Company’s Long-term Stock Incentive Plan and rollover shares used in exercising stock options. They exclude any fractional shares purchased from terminating participants in Questar’s Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

     31.1.

Certification signed by Keith O. Rattie, Questar’s Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar 2007 Form 10-Q

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

May 4, 2007

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

May 4, 2007

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

Exhibit 31.1.

CERTIFICATION

I, Keith O. Rattie, certify that:

1.

I have reviewed this quarterly report of Questar Corporation on Form 10-Q for the period ending March 31, 2007;

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

Questar 2007 Form 10-Q

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

May 4, 2007

/s/Keith O. Rattie

Keith O. Rattie

Chairman, President and Chief

Executive Office

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Corporation on Form 10-Q for the period ending March 31, 2007;

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

Questar 2007 Form 10-Q

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

May 4, 2007

/s/S. E. Parks

S. E. Parks

Senior Vice President

and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Corporation (the Company) on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), Keith O. Rattie, Chairman, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Questar 2007 Form 10-Q

QUESTAR CORPORATION

May 4, 2007

/s/Keith O. Rattie

Keith O. Rattie

Chairman, President and Chief Executive Officer

May 4, 2007

/s/S. E. Parks

S. E. Parks

Senior Vice President and Chief Financial Officer

Questar 2007 Form 10-Q