Form 10-Q
period 2007-06-20
QUESTAR CORP
filed 2007-08-03
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Yes [  ]       No [X]

On July 31, 2007, 172,633,536 shares of the registrant’s common stock, without par value, were outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended June 30, 2007

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

   June 30, 2007 and 2006

3

Condensed Consolidated Balance Sheets as of June 30, 2007

   and December 31, 2006

4

Condensed Consolidated Statements of Cash Flows for the six months ended

   June 30, 2007 and 2006

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

11

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4.

CONTROLS AND PROCEDURES

25

PART II.

OTHER INFORMATION

ITEM 1A.

RISK FACTORS

25

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

26

ITEM 6.

EXHIBITS

26

Signatures

26

Questar 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per-share amounts)
REVENUES
Market Resources	$ 384.6	$ 384.1	$ 818.5	$ 799.2
Questar Pipeline	30.4	30.2	62.1	59.6
Questar Gas	141.7	181.9	548.2	648.8
Total Revenues	556.7	596.2	1,428.8	1,507.6

OPERATING EXPENSES
Cost of natural gas and other products sold	119.6	220.8	512.0	683.6
Operating and maintenance	72.7	68.3	150.4	142.4
General and administrative	42.1	30.3	79.3	62.6
Production and other taxes	27.2	25.9	57.0	59.4
Depreciation, depletion and amortization	92.6	73.2	183.7	146.0
Exploration	3.1	10.1	5.1	13.4
Abandonment and impairment	2.1	1.8	4.1	3.5
Total Operating Expenses	359.4	430.4	991.6	1,110.9
Net gain from asset sales	0.1	0.3	0.5	0.2
OPERATING INCOME	197.4	166.1	437.7	396.9
Interest and other income	2.9	3.4	5.9	5.9
Income from unconsolidated affiliates	2.2	1.7	4.4	3.5
Net mark-to-market gain (loss) on basis-only swaps	(6.6)	(5.6)	5.2	(5.6)
Loss on early extinguishment of debt		(1.7)		(1.7)
Interest expense	(17.7)	(19.8)	(35.7)	(37.2)
INCOME BEFORE INCOME TAXES	178.2	144.1	417.5	361.8
Income taxes	66.0	53.7	154.2	134.3
NET INCOME	$ 112.2	$ 90.4	$ 263.3	$ 227.5

EARNINGS PER COMMON SHARE
Basic	$ 0.65	$ 0.53	$ 1.53	$ 1.33
Diluted	0.64	0.52	1.50	1.30
Weighted-average common shares outstanding
Used in basic calculation	172.0	170.7	171.8	170.6
Used in diluted calculation	175.9	175.0	175.7	175.0
Dividends per common share	$0.1225	$0.1175	$ 0.24	$ 0.23

See notes accompanying the condensed consolidated financial statements

Questar 2007 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 24.6
Accounts receivable, net	$ 259.3	343.3
Unbilled-gas accounts receivable	7.6	67.5
Fair value of derivative contracts	109.9	155.5
Gas and oil storage	45.5	77.9
Materials and supplies	49.8	56.9
Prepaid expenses and other	22.4	27.7
Total Current Assets	494.5	753.4
Property, Plant and Equipment	7,011.1	6,414.1
Accumulated depreciation, depletion and amortization	(2,477.4)	(2,322.7)
Net Property, Plant and Equipment	4,533.7	4,091.4
Investment in unconsolidated affiliates	45.2	37.5
Goodwill	70.7	70.7
Regulatory assets	32.0	32.7
Fair value of derivative contracts	3.4	49.0
Other noncurrent assets, net	34.6	30.0
Total Assets	$5,214.1	$5,064.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Checks outstanding in excess of cash	$ 23.5
Short-term debt	62.5	$ 40.0
Accounts payable and accrued expenses	379.4	520.0
Questar Gas customer credit balances	16.4	31.4
Fair value of derivative contracts	2.4	8.2
Purchase-gas adjustment	54.1	34.3
Deferred income taxes - current	16.1	35.0
Current portion of long-term debt	53.0	10.0
Total Current Liabilities	607.4	678.9
Long-term debt, less current portion	979.4	1,022.4
Deferred income taxes	827.8	763.9
Asset retirement obligations	140.9	132.4
Pension and postretirement benefits	144.8	143.8
Fair value of derivative contracts	17.2	0.2
Other long-term liabilities	127.7	117.6
COMMON SHAREHOLDERS’ EQUITY
Common stock	423.0	409.6
Retained earnings	1,972.1	1,750.2
Accumulated other comprehensive income (loss)	(26.2)	45.7
Total Common Shareholders’ Equity	2,368.9	2,205.5
Total Liabilities and Common Shareholders’ Equity	$5,214.1	$5,064.7

See notes accompanying the condensed consolidated financial statements

Questar 2007 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2007	2006
	(in millions)
OPERATING ACTIVITIES
Net income	$263.3	$227.5
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	187.0	150.5
Deferred income taxes	88.6	17.8
Share-based compensation	6.2	4.5
Abandonment and impairment	4.1	3.5
Dry exploratory-well expenses		9.9
Net (gain) from asset sales	(0.5)	(0.2)
Income from unconsolidated affiliates	(4.4)	(3.5)
Distributions from unconsolidated affiliates	3.2	2.8
Net mark-to-market (gain) loss on basis-only swaps	(5.2)	5.6
Loss on early extinguishment of debt		1.7
Changes in operating assets and liabilities	11.0	92.9
NET CASH PROVIDED FROM OPERATING ACTIVITIES	553.3	513.0

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(587.0)	(369.9)
Other investments	(6.5)	(2.5)
Total capital expenditures	(593.5)	(372.4)
Proceeds from disposition of assets	3.8	2.8
NET CASH USED IN INVESTING ACTIVITIES	(589.7)	(369.6)

FINANCING ACTIVITIES
Common stock issued	5.5	4.5
Common stock repurchased	(7.9)	(3.1)
Long-term debt issued, net of issue costs		247.0
Long term debt repaid		(200.0)
Early extinguishment of debt costs		(1.7)
Change in short-term debt	22.5	(94.5)
Checks outstanding in excess of cash	23.5
Dividends paid	(41.4)	(39.4)
Excess tax benefits from share-based compensation	9.6	4.2
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	11.8	(83.0)
Change in cash and cash equivalents	(24.6)	60.4
Beginning cash and cash equivalents	24.6	13.4
Ending cash and cash equivalents	$ -	$ 73.8

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

•

Questar Pipeline Company (Questar Pipeline) provides interstate natural gas transportation and storage and other energy services.

•

Questar Gas Company (Questar Gas) provides retail natural gas distribution services in Utah, Wyoming and Idaho.

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All dollar and share amounts in this quarterly report on Form 10-Q are in millions, except per-share information and where otherwise noted.

Note 3 – Two-for-One Stock Split

On May 14, 2007, Questar Corporation’s board of directors declared a two-for-one stock split. The split was distributed June 18, 2007, to shareholders of record on June 4, 2007. Historical share and per-share amounts have been restated for the stock split.

Note 4 – Earnings Per Share (EPS)

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options plus an estimated number of nonvested restricted shares.

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

Questar 2007 Form 10-Q

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Weighted-average basic common shares outstanding	172.0	170.7	171.8	170.6
Potential number of shares issuable under the LTSIP	3.9	4.3	3.9	4.4
Average diluted common shares outstanding	175.9	175.0	175.7	175.0

Note 5 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” First-half share-based compensation expense amounted to $6.2 million in 2007 compared with $4.5 million in 2006. At June 30, 2007, deferred share-based compensation amounted to $18.9 million, of which $15.2 million was attributed to unvested restricted shares. First-half cash flow from tax deductions in excess of recognized compensation expense amounted to $9.6 million in 2007 and $4.2 million in 2006. There were 10,312,768 shares available for future grant at June 30, 2007. Unvested stock options increased by 140,000 shares in the first six months of 2007. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2007	5,372,708	$7.50 – $38.57	$14.32
Granted	140,000	41.08	41.08
Exercised	(773,027)	7.50 – 17.55	12.77
Balance at June 30, 2007	4,739,681	$7.50 – $41.08	$15.36

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2007	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2007	Weighted-average exercise price	Number unvested at June 30, 2007	Weighted- average exercise price
$ 7.50 – $ 8.50	825,866	2.5	$ 7.71	825,866	$ 7.71
9.57 – 11.98	985,289	4.4	11.51	985,289	11.51
13.56 – 14.86	2,267,450	4.9	13.72	2,267,450	13.72
17.55 – 24.33	121,076	7.4	23.15	83,576	23.63	37,500	$22.07
38.57 – 41.08	540,000	5.9	39.22			540,000	39.22
	4,739,681	4.6	$15.36	4,162,181	$12.20	577,500	$38.11

Restricted-share grants typically vest in equal installments over a three to five year period from the grant date while a few grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at June 30, 2007, was 18 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2007	731,222	$13.56 – $44.77	$28.04
Granted	261,486	38.96 – 55.42	42.55
Distributed	(207,866)	13.56 – 40.74	16.83
Forfeited	(12,072)	18.45 – 45.65	36.81
Balance at June 30, 2007	772,770	$13.56 - $55.42	$34.67

Questar 2007 Form 10-Q

Note 6 – Operations by Line of Business

Line-of-business information is presented according to senior management’s basis for evaluating performance including differences in the nature of products, services and regulation. Following is a summary of operations by line of business:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$239.0	$198.4	$ 468.8	$ 409.2
Wexpro	4.9	3.7	11.4	10.0
Gas Management	49.4	40.5	93.4	81.7
Energy Trading and other	91.3	141.5	244.9	298.3
Market Resources total	384.6	384.1	818.5	799.2
Questar Pipeline	30.4	30.2	62.1	59.6
Questar Gas	141.7	181.9	548.2	648.8
	$556.7	$596.2	$1,428.8	$1,507.6

Revenues from Affiliated Companies
Wexpro	$ 42.1	$ 36.5	$ 82.8	$ 75.2
Gas Management	4.1	3.6	8.4	7.5
Energy Trading and other	133.3	159.0	289.3	409.2
Market Resources total	179.5	199.1	380.5	491.9
Questar Pipeline	19.3	20.0	39.9	40.7
Questar Gas	2.1	1.2	3.2	2.8
	$200.9	$220.3	$ 423.6	$ 535.4

Operating Income
Questar E&P	$119.9	$104.2	$ 237.0	$ 223.0
Wexpro	22.5	18.3	43.9	36.5
Gas Management	22.8	15.3	41.6	30.0
Energy Trading and other	7.9	0.8	16.1	4.1
Market Resources total	173.1	138.6	338.6	293.6
Questar Pipeline	21.4	23.3	45.2	47.9
Questar Gas	1.9	2.7	52.8	53.9
Corporate	1.0	1.5	1.1	1.5
	$197.4	$166.1	$ 437.7	$ 396.9

Net Income (Loss)
Questar E&P	$ 66.7	$ 56.1	$ 143.9	$ 126.6
Wexpro	14.7	12.0	28.6	23.9
Gas Management	14.9	10.2	27.3	19.9
Energy Trading and other	5.8	1.0	11.8	3.5
Market Resources total	102.1	79.3	211.6	173.9
Questar Pipeline	10.0	11.0	21.2	23.0
Questar Gas	(1.1)	(0.7)	28.0	28.7
Corporate	1.2	0.8	2.5	1.9
	$112.2	$ 90.4	$ 263.3	$ 227.5

Questar 2007 Form 10-Q

Note 7 – Asset Retirement Obligations (ARO)

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

	2007	2006
	(in millions)
ARO liability at January 1,	$132.4	$78.2
Accretion	4.1	2.5
Liabilities incurred	4.1	3.4
Revisions	1.3
Liabilities settled	(1.0)	(0.7)
ARO liability at June 30,	$140.9	$83.4

Note 8 – Employee Benefits

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

Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$ 2.6	$ 2.7	$ 5.3	$ 5.3
Interest cost	5.9	5.5	11.9	11.1
Expected return on plan assets	(6.0)	(5.2)	(12.1)	(10.4)
Prior service and other costs	0.3	0.4	0.6	0.8
Recognized net-actuarial loss	1.5	1.4	3.0	2.7
Settlement costs	0.2	0.2	0.3	0.5
Pension expense	$ 4.5	$ 5.0	$ 9.0	$ 10.0

The Company currently estimates a $4.7 million expense for postretirement benefits other than pensions in 2007 before $0.8 million for accretion of a regulatory liability. Expense components are listed below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$ 0.3	$ 0.3	$ 0.5	$ 0.5
Interest cost	1.1	1.1	2.3	2.3
Expected return on plan assets	(0.7)	(0.8)	(1.5)	(1.5)

Questar 2007 Form 10-Q

Amortization of transition obligation	0.4	0.4	0.9	0.9
Amortization of losses		0.1	0.1	0.1
Accretion of regulatory liability	0.2	0.2	0.4	0.4
Postretirement benefits expense	$ 1.3	$ 1.3	$ 2.7	$ 2.7

Note 9 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of gas and oil-price derivatives and recognition of the under-funded position of pension and other postretirement benefit plans. Changes in the market value of derivatives during the period result from contracts realized or otherwise settled, changes in energy prices and new derivative contracts. Comprehensive income is shown below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net income	$112.2	$90.4	$263.3	$227.5
Other comprehensive income (loss)
Net unrealized gain (loss) on derivatives	7.1	44.4	(115.5)	283.3
Income taxes	(2.7)	(16.8)	43.6	(107.3)
Net other comprehensive income (loss)	4.4	27.6	(71.9)	176.0
Total comprehensive income	$116.6	$118.0	$191.4	$403.5

The components of accumulated other comprehensive income (loss), net of income taxes, summarized on the consolidated balance sheet are as follows:

	June 30,	December 31,
	2007	2006	Change
	(in millions)
Net unrealized gain on derivatives	$56.2	$128.1	($71.9)
Pension liability	(68.9)	(68.9)
Postretirement benefits liability	(13.5)	(13.5)
Accumulated other comprehensive income (loss)	($26.2)	$ 45.7	($71.9)

Note 10 − Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation applies to all tax positions related to income taxes subject to SFAS 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Questar adopted the provisions of FIN 48 January 1, 2007. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company’s recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the six-month period ended June 30, 2007. Questar’s federal income tax returns for the years 1999 through 2004 are currently under examination.

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

Questar 2007 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion updates information as to Questar’s financial condition provided in its previous Form 10-K filing, and analyzes the changes in the results of operations between the three-and six-month periods ended June 30, 2007 and 2006. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in Questar’s 2006 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(in millions, except per-share amounts)
Market Resources
Questar E&P	$ 66.7	$56.1	$10.6	$143.9	$126.6	$17.3
Wexpro	14.7	12.0	2.7	28.6	23.9	4.7
Gas Management	14.9	10.2	4.7	27.3	19.9	7.4
Energy Trading and other	5.8	1.0	4.8	11.8	3.5	8.3
Market Resources total	102.1	79.3	22.8	211.6	173.9	37.7
Questar Pipeline	10.0	11.0	(1.0)	21.2	23.0	(1.8)
Questar Gas	(1.1)	(0.7)	(0.4)	28.0	28.7	(0.7)
Corporate	1.2	0.8	0.4	2.5	1.9	0.6
Net income	$112.2	$90.4	$21.8	$263.3	$227.5	$35.8
Earnings per diluted share	$ 0.64	$0.52	$0.12	$ 1.50	$ 1.30	$0.20
Average diluted shares	175.9	175.0	0.9	175.7	175.0	0.7

Market Resources

Market Resources reported $102.1 million of net income for second quarter of 2007 compared with $79.3 million in the second quarter of 2006, a 29% increase and $211.6 million net income in the first half of 2007 compared with $173.9 million in the 2006 period. Operating income increased $34.5 million or 25% in the 2007 second quarter and was 15% higher in the 2007 first half compared to the 2006 periods due primarily to increased natural gas production at Questar E&P, increased gas-gathering volumes driven by an increase in third-party volumes at Gas Management and an increased investment base at Wexpro. Net mark-to-market gains (losses) on natural gas basis-only swaps increased first half 2007 net income $3.3 million and decreased first half 2006 net income by $3.5 million. Following is a summary of Market Resources financial and operating results:

	3 Months Ended June 30		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Natural gas sales	$200.2	$165.3	$396.1	$344.1
Oil and NGL sales	44.7	36.3	82.7	73.0
Cost-of-service gas operations	40.2	34.9	82.3	74.5
Energy marketing	91.9	142.1	245.7	309.3
Gas gathering, processing and other	53.6	45.7	102.5	90.9
Total revenues	430.6	424.3	909.3	891.8
Operating expenses
Energy purchases	82.6	140.3	227.5	303.4
Operating and maintenance	47.0	42.2	94.3	87.6

Questar 2007 Form 10-Q

General and administrative	24.7	15.5	43.9	32.1
Production and other taxes	21.5	20.3	45.3	48.2
Depreciation, depletion and amortization	74.4	54.6	147.4	107.6
Exploration	3.1	10.1	5.1	13.4
Abandonment and impairment	2.1	1.8	4.1	3.5
Wexpro Agreement – oil-income sharing	2.0	1.2	3.1	2.8
Total operating expenses	257.4	286.0	570.7	598.6
Net gain (loss) from asset sales	(0.1)	0.3		0.4
Operating income	$173.1	$138.6	$338.6	$293.6

OPERATING STATISTICS
Questar E&P production volumes
Natural gas (Bcf)	30.9	27.5	61.8	56.1
Oil and NGL (MMbbl)	0.7	0.6	1.4	1.2
Total production (Bcfe)	35.5	31.3	70.4	63.6
Average daily production (MMcfe)	389.9	343.8	389.1	351.2
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.47	$6.00	$6.41	$6.13
Oil and NGL (per bbl)	$50.55	$50.11	$49.63	$50.27
Wexpro investment base at June 30, net
of depreciation and deferred income taxes (millions)	$267.2	$220.1
Natural gas processing volumes
NGL sales (MMgal)	20.2	21.9	38.0	44.5
Fee-based processing (millions of MMBtu)	33.4	26.5	64.0	56.6
Natural gas processing revenues
NGL sales price (per gal)	$0.95	$0.89	$0.92	$0.88
Fee-based processing (per MMBtu)	$0.15	$0.14	$0.15	$0.14
Natural gas gathering volumes (millions of MMBtu)
For unaffiliated customers	44.4	28.3	83.9	53.7
For affiliated customers	31.3	34.2	68.9	70.0
Total gathering	75.7	62.5	152.8	123.7
Gathering revenue (per MMBtu)	$0.33	$0.29	$0.31	$0.29
Natural gas and oil marketing volumes (MMdthe)
For unaffiliated customers	24.4	25.8	50.0	55.3
For affiliated customers	23.6	24.3	50.9	49.9
Total marketing	48.0	50.1	100.9	105.2

Questar E&P

Questar E&P reported net income of $66.7 million in the second quarter, up 19% from $56.1 million in the 2006 quarter. Net income for the first six months of 2007 rose 14% to $143.9 million compared to $126.6 million a year earlier. The impact of growing production combined with increased realized prices for natural gas was partially offset by a higher average production cost structure.

Questar E&P production volumes increased to 35.5 Bcfe in the second quarter of 2007, a 13% increase compared to the year-earlier period.  For the first six months of 2007 production volumes increased to 70.4 Bcfe, an 11% increase compared to the year-earlier period. Questar E&P shut in approximately 1 Bcfe (net) of unhedged June natural gas and associated liquid hydrocarbon production in response to low regional market prices for natural gas in the Rocky Mountain producing area. Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 87% of Questar E&P 2007 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

Questar 2007 Form 10-Q

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(in Bcfe)
Pinedale Anticline	11.4	8.2	3.2	23.6	17.9	5.7
Uinta Basin	6.7	6.2	0.5	12.6	12.4	0.2
Rockies Legacy	4.9	*4.9		9.4	**10.0	(0.6)
Rocky Mountain total	23.0	19.3	3.7	45.6	40.3	5.3
Midcontinent	12.5	12.0	0.5	24.8	23.3	1.5
Total Questar E&P	35.5	31.3	4.2	70.4	63.6	6.8

*Includes 0.3 Bcfe working interest adjustment.

**Includes 0.7 Bcfe gas-imbalance settlement and 0.3 Bcfe working interest adjustment.

Questar E&P production from the Pinedale Anticline in western Wyoming grew 32% to 23.6 Bcfe in the first six months of 2007 as a result of ongoing development drilling. Pinedale production growth is influenced by seasonal access restrictions imposed by the Bureau of Land Management that limit the company’s ability to drill and complete wells during the mid-November to early May period.

Questar E&P Rockies Legacy properties include all of the company’s Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Rockies Legacy year-to-date 2007 production of 9.4 Bcfe was 0.6 Bcfe lower than a year ago. The 2006 production included a gas-imbalance settlement of 0.7 Bcfe.

In the Midcontinent, year-to-date production grew 6% to 24.8 Bcfe in 2007, driven by ongoing infill-development drilling in Elm Grove field in northwestern Louisiana. Net production from Elm Grove field increased to 7.8 Bcfe in the first six months of 2007, compared to 6.7 Bcfe in the year-earlier period.

For the first six months of 2007, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.41 per Mcf compared to $6.13 per Mcf for the same period in 2006, a 5% increase. Realized oil and NGL prices in the first six months of 2007 averaged $49.63 per bbl, compared with $50.27 per bbl during the prior year period, a 1% decrease. A regional comparison of average realized prices, including hedges, are shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Natural gas (per Mcf)
Rocky Mountains	$ 5.86	$ 5.64	$ 0.22	$ 5.88	$ 5.84	$ 0.04
Midcontinent	7.58	6.54	1.04	7.37	6.63	0.74
Volume-weighted average	6.47	6.00	0.47	6.41	6.13	0.28
Oil and NGL (per bbl)
Rocky Mountains	$51.81	$48.57	$ 3.24	$50.01	$48.65	$ 1.36
Midcontinent	48.21	53.57	(5.36)	48.88	53.94	(5.06)
Volume-weighted average	50.55	50.11	0.44	49.63	50.27	(0.64)

Approximately 70% of 2007 and 67% of 2006 first half gas production was hedged or pre-sold. Hedging increased Questar E&P gas revenues by $90.1 million in 2007 and $2.8 million in 2006. Approximately 64% of 2007 and 79% of 2006 first half Questar E&P oil production was hedged or pre-sold. Oil hedges reduced revenues $0.7 million in 2007 and $10.4 million in 2006.

Questar may hedge up to 100 percent of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect returns, cash flow and net income from a decline in commodity prices. During the second quarter of 2007, Questar E&P hedged additional production through 2010. In the second quarter of 2006, the company began using basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Net mark-to-market losses on natural gas basis-only swaps reduced second quarter 2007 net income $4.1 million compared to a $3.5 million reduction in the prior-year period. Derivative positions as of June 30, 2007, are summarized in Item 3 of Part I in this quarterly report.

Questar 2007 Form 10-Q

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 17% to $3.36 per Mcfe in the second quarter of 2007 versus $2.86 per Mcfe in the 2006 period. Questar E&P production costs are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.71	$1.38	$0.33	$1.70	$1.33	$ 0.37
Lease operating expense	0.62	0.54	0.08	0.61	0.54	0.07
General and administrative expense	0.44	0.27	0.17	0.40	0.31	0.09
Allocated interest expense	0.18	0.26	(0.08)	0.18	0.23	(0.05)
Production taxes	0.41	0.41		0.43	0.46	(0.03)
Total production costs	$3.36	$2.86	$0.50	$3.32	$2.87	$ 0.45

Production volume-weighted average depreciation, depletion and amortization rate increased due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment, the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from higher-cost fields such as Elm Grove in the Midcontinent and Vermillion Basin in the Rockies. Lease operating expense per Mcfe increased due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe grew due to increased labor and legal expenses in the 2007 quarter and the reversal of a legal expense accrual in the year-earlier quarter. Allocated interest expense per unit of production decreased in the 2007 period due to increased current-year production and refinancing costs incurred in the second quarter of 2006.

Questar E&P exploration expense decreased $7.0 million or 69% in the second quarter of 2007 and $8.3 million or 62% in the first six months compared to the 2006 periods as a result of dry-hole costs incurred in 2006. Abandonment and impairment expense increased $0.3 million for the second quarter of 2007 and $0.6 million for the first six months of 2007.

Major Operating Areas

Pinedale Anticline

As of June 30, 2007, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 213 producing wells on the Pinedale Anticline compared to 149 a year earlier. Of the 213 producing wells, Questar E&P has working interests in 191 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 66 of the 213 producing wells.

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

Uinta Basin

As of June 30, 2007, Questar E&P had a working interest in 861 producing wells in the Uinta Basin of eastern Utah, compared to 758 at June 30, 2006. At December 31, 2006, Questar E&P had booked 109 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 248.3 Bcfe or 15% of Questar E&P’s total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 16,000 feet. Questar E&P owns interests in over 242,000 gross leasehold acres in the Uinta Basin.

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

Questar 2007 Form 10-Q

As of June 30, 2007, Market Resources had recompleted two older wells, drilled and completed 18 new wells, and one well was waiting on completion. The targets are the Baxter Shale, a thick, overpressured shale found at depths of about 9,500 to about 13,000 feet and deeper Frontier and Dakota tight-sand formations at depths to about 14,000 feet.

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

Questar E&P continues a two-rig infill-development project on its largest single Midcontinent asset, the Elm Grove field in northwest Louisiana. As of June 30, 2007, Questar E&P operated or had working interests in 263 producing wells in the Elm Grove field compared to 211 at June 30, 2006. At December 31, 2006, Questar E&P had 30 proved undeveloped locations and reported estimated net proved reserves at Elm Grove of 80 Bcfe, or 5% of the company’s total proved reserves.

Wexpro

Wexpro reported net income of $14.7 million, in the second quarter of 2007 compared to $12.0 in the 2006 quarter, a 23% increase. For the first six months of 2007, Wexpro net income was $28.6 million compared to $23.9 million in the prior year period, a 20% increase. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). Wexpro investment base at June 30, 2007, was $267.2 million, an increase of $47.1 million or 21% since June 30, 2006. Wexpro produced 9.6 Bcf of cost-of-service gas for delivery to affiliate Questar Gas in the second quarter of 2007.

Gas Management

Gas Management grew net income to $14.9 million in the second quarter of 2007 compared to $10.2 million in the 2006 period, a 46% increase. Net income for the first six months of 2007 increased 37% to $27.3 million compared to $19.9 million in the 2006 period, driven by higher gathering and processing volumes.

Gathering volumes increased 29.1 million MMBtu, or 24% to 152.8 million MMBtu in the first six months of 2007. New projects serving third parties in the Uinta Basin and expanded Pinedale production contributed to a 56% increase in third-party volumes during the first half. Total gathering margins (revenues minus direct expenses) during the first six months of 2007 increased 53% to $34.1 million compared to $22.3 million in 2006. Gas Management gas-gathering volumes and revenue are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Gathering volumes (millions of MMBtu)
For unaffiliated customers	44.4	28.3	16.1	83.9	53.7	30.2
For affiliated customers	31.3	34.2	(2.9)	68.9	70.0	(1.1)
Total gathering volumes	75.7	62.5	13.2	152.8	123.7	29.1
Gathering revenue (per MMBtu)	$0.33	$0.29	$0.04	$0.31	$0.29	$0.02

Fee-based gas-processing volumes were 33.4 million MMBtu in the second quarter of 2007, a 26% increase compared to the 2006 period. Fee-based gas-processing revenues increased 36% or $1.3 million, while gross margin from keep-whole processing increased 45% or $3.6 million in the 2007 quarter. Approximately 74% of Gas Management net operating revenue (total revenue less processing plant-shrink) is derived from fee-based contracts, compared to 75% in the 2006 period. For the first six months of 2007, fee based gas-processing volumes were 64.0 million MMBtu compared to 56.6 million MMBtu in the 2006 period, a 13% increase. Gas Management uses forward sales contracts to reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in the second quarter of 2007 and $0.1 million for the first six months of 2007 compared to a reduction of $0.4 million in the 2006 quarter and an increase of $1.3 million for the first six months of 2006. Gas Management gas-processing volumes and revenues are summarized in the following table:

Questar 2007 Form 10-Q

	3 Months Ended June 30,			6 Months Ended June 30,
	2007	2006	Change	2007	2006	Change
NGL sales (MMgal)	20.2	21.9	(1.7)	38.0	44.5	(6.5)
Fee-based processing (millions of MMBtu)	33.4	26.5	6.9	64.0	56.6	7.4
NGL sales price (per gal)	$0.95	$0.89	$0.06	$0.92	$0.88	$0.04
Fee-based processing (per MMBtu)	$0.15	$0.14	$0.01	$0.15	$0.14	$0.01

During the first quarter of 2007, Gas Management placed a 20.8-mile 20-inch-diameter pipeline between Gas Management’s Blacks Fork gas-processing plant and Kern River Gas Transmission Co.’s Muddy Creek compressor station into service. The FERC-regulated Rendezvous Pipeline Co., LLC, a wholly owned subsidiary of Gas Management, is able to deliver up to 300 MMcf of natural gas per day to markets in California and Nevada served by the Kern River pipeline.

Energy Trading and Other

Energy Trading grew net income 480% to $5.8 million in the second quarter of 2007, driven primarily by increased trading margins. For the first six months of 2007, net income was $11.8 million compared to $3.5 million for the same period of 2007, a 237% increase. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage) totaled $18.2 million for the first six months of 2007 compared to $5.9 million a year ago.

Questar Pipeline

Questar Pipeline reported second quarter 2007 net income of $10.0 million compared with $11.0 million in 2006, a 9% decrease and $21.2 million net income in the first half of 2007 compared with $23.0 million in the 2006 period. Operating income decreased $1.9 million or 8% in the 2007 second quarter and was 6% lower in the 2007 first half compared to the 2006 periods due primarily to increased expenses related to a system expansion and lower NGL sales. The company began collecting revenues from the Overthrust Pipeline Opal expansion in 2006 at an interim delivery point on the Kern River pipeline before completion of the new facilities in January 2007. In the 2007 periods, Questar Pipeline incurred higher operating, depreciation and interest expense after placing the new facilities in service. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Transportation	$31.3	$29.6	$62.2	$ 59.7
Storage	9.4	9.3	19.0	18.9
Gas processing	2.1	1.4	4.1	2.8
NGL sales	1.6	2.9	4.1	5.5
Energy services and other	5.3	7.0	12.6	13.4
Total revenues	49.7	50.2	102.0	100.3
Operating expenses
Cost of goods sold	0.7	2.5	2.3	3.9
Operating and maintenance	9.5	8.8	18.8	16.4
General and administrative	7.8	5.9	14.9	12.4
Depreciation and amortization	8.6	8.0	17.2	16.1
Other taxes	1.9	1.8	4.1	3.7
Operating expenses	28.5	27.0	57.3	52.5
Net gain from asset sales	0.2	0.1	0.5	0.1
Operating income	$21.4	$23.3	$45.2	$ 47.9

Questar 2007 Form 10-Q

OPERATING STATISTICS
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	84.0	78.2	160.9	140.9
For Questar Gas	25.4	27.2	67.5	68.1
For other affiliated customers	3.9	5.9	8.6	9.6
Total transportation	113.3	111.3	237.0	218.6
Transportation revenue (per dth)	$0.28	$0.27	$0.26	$0.27
Firm daily transportation demand at June 30, (MMdth)	2.2	2.1
Natural gas processing
NGL sales (MMgal)	1.4	2.3	3.9	4.5
NGL sales price (per gal)	$1.20	$1.25	$1.05	$1.22

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the second quarter and first half of 2007 compared with the same periods in 2006:

	Change in Revenues
	3 Months Ended June 30, 2007 Compared with 2006	6 Months Ended June 30, 2007 Compared with 2006
	(in millions)
Transportation
New transportation contracts	$2.1	$3.1
Expiration of transportation contracts	(0.6)	(0.7)
Other	0.2	0.1
Gas processing	0.7	1.3
NGL sales	(1.3)	(1.4)
Energy services and other	(1.6)	(0.7)
Increase (decrease)	($0.5)	$1.7

As of June 30, 2007, Questar Pipeline had firm-transportation contracts of 2,240 Mdth per day compared with 2,135 Mdth per day as of June 30, 2006. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. On January 1, 2007, operations began on an extension of the Overthrust Pipeline to a connection with Kern River pipeline at Opal, Wyoming. The majority of the contracts for this expansion were effective at the beginning of 2006 at an interim delivery point pending construction and startup of the new facilities. Questar Pipeline has increased transportation revenues by remarketing expiring contracts with discounted rates ranging from $0.08 per dth to $0.12 per dth into maximum rate contracts ($0.17 per dth) for terms of up to 31 years and, where possible, has converted contracts with multiple paths into multiple contracts.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of Questar Gas transportation contracts extend through mid 2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from one to 12 years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for 11 years.

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

Questar 2007 Form 10-Q

NGL sales decreased 45% in the second quarter of 2007 and 25% in the first half of 2007 compared to the 2006 periods due to lower volumes and prices because of lower quality liquids removed from the gas stream.

Energy services revenues and the related cost of goods sold were lower in the 2007 periods because of reduced wellhead automation equipment sales.

Questar Pipeline is currently expanding its southern system in eastern Utah and an extension of its Overthrust Pipeline to Wamsutter, Wyoming. Both of these projects are scheduled to be complete by the end of 2007. The southern system expansion is supported by long-term contracts and the Overthrust extension is supported by both a long-term contract and lease agreement. During the first half of 2007, Questar Pipeline recognized $0.3 million of equity allowance for funds used during construction, which is recorded as other income, and reduced interest expense by $1.5 million of debt allowance for funds used during construction.

Expenses

Operating, maintenance, general and administrative expenses increased by 18% in the second quarter of 2007 and 17% in the first half of 2007 compared to the same periods of 2006. The increase was a result of the system expansion and higher labor and service costs. Operating, maintenance, general and administrative expenses were $0.14 per dth transported in the first half of 2007 compared with $0.13 in the first half of 2006. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 8% in the second quarter of 2007 and 7% in the first half of 2007 compared to the same periods of 2006 due to investment in pipeline expansions.

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

The reservoir model indicates from zero to 3.8 Bcf of gas may be missing from Clay Basin, with the most likely amount of 3.2 Bcf. The uncertainty reflected in this estimate of potential cumulative gas loss is due to imprecision inherent in measurement of large injection and withdrawal volumes as well as reservoir heterogeneity that impacts storage-reservoir performance. The cushion-gas loss represents 0.25% of the volume of gas cycled in and out of the reservoir over more than 30 years. There is no indication that the reservoir is leaking. The Clay Basin reservoir is functioning as expected to meet customer requirements. Questar Pipeline is preparing the technical analysis to support a FERC filing to request, among other things, to account for the apparent loss of gas as a reduction of native gas remaining in the reservoir.

Questar Gas

Questar Gas reported a net loss of $1.1 million in the second quarter of 2007 compared with a net loss of $0.7 million in the second quarter of 2006. Net income was $28.0 million in the first half of 2007 compared with $28.7 million in the first half of 2006. Operating income decreased $0.8 million in the 2007 to 2006 second quarter comparison and $1.1 million in the 2007 to 2006 first half comparison due to lower rates and higher expenses offsetting the revenues from customer growth. Following is a summary of Questar Gas’s financial and operating results:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
OPERATING INCOME
Revenues
Residential and commercial sales	$128.2	$162.4	$520.4	$603.9
Industrial sales	2.3	8.4	5.1	18.0
Transportation for industrial customers	2.3	1.4	4.6	3.0
Service	1.6	2.0	3.4	4.2
Other	9.4	8.9	17.9	22.5
Total revenues	143.8	183.1	551.4	651.6

Questar 2007 Form 10-Q

Cost of natural gas sold	101.4	137.9	412.4	509.1
Margin	42.4	45.2	139.0	142.5
Other operating expenses
Operating and maintenance	16.2	17.3	37.3	38.4
General and administrative	11.1	10.8	22.6	20.4
Depreciation and amortization	9.6	10.6	19.1	22.2
Other taxes	3.6	3.7	7.2	7.3
Total other operating expenses	40.5	42.4	86.2	88.3
Net loss from asset sales		(0.1)		(0.3)
Operating income	$ 1.9	$ 2.7	$ 52.8	$ 53.9

OPERATING STATISTICS
Natural gas volumes (MMdth)
Residential and commercial sales	15.1	16.7	61.0	59.0
Industrial sales	0.4	1.2	0.8	2.3
Transportation for industrial customers	11.0	7.3	20.9	15.8
Total industrial	11.4	8.5	21.7	18.1
Total deliveries	26.5	25.2	82.7	77.1
Natural gas revenue (per dth)
Residential and commercial sales	$8.51	$9.73	$8.53	$10.24
Industrial sales	5.88	7.44	6.39	7.91
Transportation for industrial customers	$0.21	$0.19	$0.22	$ 0.19
Temperatures – (warmer) than normal	(16%)	(25%)	normal	(7%)
Temperature - adjusted usage per customer (dth)	16.8	18.1	65.4	68.5
Customers at June 30, (thousands)	862.1	835.5

Margin Analysis

Questar Gas’s margin (revenues less gas costs) decreased $2.8 million in the second quarter of 2007 compared to the second quarter of 2006 and $3.5 million in the first half of 2007 compared to the first half of 2006. Following is a summary of major changes in Questar Gas’s margin:

	Change in Margin
	3 Months Ended June 30,	6 Months Ended June 30,
	2007 Compared with 2006	2007 Compared with 2006
	(in millions)
New customers	$1.2	$3.9
Conservation-enabling tariff	2.1	3.9
Change in usage per customer	(2.0)	(5.0)
Change in rates	(1.1)	(6.2)
Recovery of gas-cost portion of bad-debt costs	(1.1)	(2.5)
Change in transportation revenue	0.9	1.6
2006 adjustment to unbilled revenues	(2.7)
Other, including shifting between rate classes	(0.1)	0.8
Decrease	($2.8)	($3.5)

At June 30, 2007, Questar Gas served 862,053 customers, up from 835,511 at June 30, 2006. Customer growth increased the margin by $1.2 million in the second quarter of 2007 and $3.9 million in the first half of 2007.

Questar 2007 Form 10-Q

Temperature-adjusted usage per customer decreased 7% in the second quarter of 2007 and 5% in the first half of 2007 compared to the same periods of 2006. The impact on the company’s margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff that was approved by the PSCU in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin increase of $2.1 million in the second quarter of 2007 and $3.9 million in the first half of 2007, largely offsetting the decline in usage per customer.

Effective June 1, 2006, the company reduced gas rates for Utah customers by $9.7 million per year, primarily to reflect a depreciation rate change and corresponding reduction in the company’s depreciation expense. Questar Gas realized $1.1 million in reduced revenues from this rate change during the second quarter of 2007 and $6.2 million in the first half of 2007 compared to the same periods of 2006. The depreciation rate change reduced depreciation expense approximately $1.5 million in the second quarter of 2007 and $3.8 million in the first half of 2007 compared to the prior year periods.

Weather, as measured in degree days, was 16% warmer than normal in the second quarter of 2007 and normal in the first half of 2007. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

During the second quarter of 2006, Questar Gas increased its estimate of unbilled revenues, which increased the margin $2.7 million.

Expenses

Cost of natural gas sold decreased 26% in the second quarter of 2007 and 19% in the first half of 2007 compared to the same periods of 2006 primarily due to lower gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the Public Service Commission of Wyoming. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2007, Questar Gas had a $54.1 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating, maintenance, general and administrative expenses decreased 3% in the second quarter of 2007 and increased 2% in the first half of 2007 compared to the same periods of 2006. Higher labor and benefit costs were more than offset by lower bad-debt costs. Operating, maintenance, general and administrative expenses per customer were $69 in the first half of 2007 compared to $70 in the first half of 2006.

Depreciation expense decreased 9% in the second quarter of 2007 and 14% in the first half of 2007 compared to the same periods of 2006 primarily as a result of reduced depreciation rates effective June 1, 2006, in accordance with the PSCU order discussed above. Reduced depreciation rates offset the depreciation impact of plant additions from customer growth.

Consolidated Results after Operating Income

Income from unconsolidated affiliates

Income before income tax from Gas Management’s interests in unconsolidated affiliates Rendezvous Gas Services and Uintah Basin Field Services was $4.3 million for the first six months of 2007 compared to $3.3 million in 2006. Rendezvous Gas Services provides gas-gathering services for the Pinedale and Jonah producing areas. Uintah Basin Field Services provides gas-gathering services for the Flat Rock area in southern Uinta Basin.

Interest expense

Interest expense declined 11% in the second quarter and 4% in the first half of 2007 compared to the 2006 periods. Capitalized interest charges on pipeline construction amounted to $1.1 million in the second quarter and $1.5 million in the first half of 2007 with no amounts capitalized in the 2006 periods. Second quarter 2006 interest expense included charges associated with Market Resources refinancing activities.

Net mark-to-market gain (loss) on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized a net mark-to-market gain of $5.2 million on the NYMEX/Rockies basis-only swaps in the first half of 2007 compared with a net mark-to-market loss of $5.6 million in the first half of 2006.

Income taxes

The effective combined federal and state income tax rate was 36.9% in the first half of 2007 compared with 37.1% in the 2006 period.

Questar 2007 Form 10-Q

Liquidity and Capital Resources

Operating Activities

Net cash provided from operating activities increased 8% in the first half of 2007 compared to the first half of 2006 due to higher net income and noncash adjustments to net income. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization, and deferred income taxes. Cash sources from operating assets and liabilities were lower in 2007 primarily due to lower purchased-gas costs. Net cash provided from operating activities is presented below:

	6 Months Ended June 30,
	2007	2006	Change
	(in millions)
Net income	$263.3	$227.5	$35.8
Noncash adjustments to net income	279.0	192.6	86.4
Changes in operating assets and liabilities	11.0	92.9	(81.9)
Net cash provided from operating activities	$553.3	$513.0	$40.3

Investing Activities

A comparison of capital expenditures for the first half of 2007 and 2006 plus a forecast for calendar year 2007 are presented below:

			Forecast
	6 Months Ended June 30,		12 Months Ending December 31,
	2007	2006	2007
	(in millions)
Market Resources	$411.8	$315.3	$ 785.4
Questar Pipeline	124.2	12.4	340.7
Questar Gas	57.5	44.6	116.4
Corporate		0.1	0.3
Total	$593.5	$372.4	$1,242.8

Expanded drilling programs and pipeline construction represented the majority of the increase in capital expenditures for the first half of 2007 compared to the 2006 period.

Financing Activities

Net capital expenditures plus dividends paid exceeded net cash provided from operating activities by $77.8 million in the first half of 2007. As a result the Company increased short-term debt by $22.5 million and reduced its cash balance by $48.1 million. Questar Gas has $53.0 million of notes maturing in the next 12 months.

Combined short-term and long-term debt was 32% of total capital at June 30, 2007. The Company had $360.0 million of short-term lines of credit available and Market Resources had an unused $182.0 million long-term revolving-credit facility with banks at June 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar’s primary market-risk exposures arise from changes in the market price for natural gas, oil and NGL, and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated to pay for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources uses gas and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production, a portion of Energy Trading gas and oil-marketing transactions and some of Gas Management’s NGL sales.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors.

Questar 2007 Form 10-Q

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

Market Resources enters into commodity-price derivative arrangements with banks and energy-trading firms having investment-grade credit ratings. Collateral deposits are not required with the exception of one arrangement that extends credit up to a threshold amount above which Market Resources is required to deposit collateral for out-of-the-money derivative contracts. The amount of credit available may vary depending on the credit ratings assigned to Market Resources debt. In addition to the counterparty arrangements, Market Resources has a $182.0 million long-term revolving-credit facility with banks with no borrowings outstanding at June 30, 2007.

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Changes in the fair value of cash-flow hedges are recorded on the balance sheet and in other comprehensive income (loss) until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources began using natural gas basis-only swaps in 2006 to manage the risk of a widening of basis differentials in the Rocky Mountains. These contracts are marked-to-market with any change in the valuation recognized in the determination of net income.

A summary of Market Resources derivative positions for equity production as of June 30, 2007, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2007
Second half	28.6	17.4	46.0	$6.72	$7.76	$7.12

2008
First half	22.0	17.3	39.3	$7.18	$7.93	$7.51
Second half	23.0	17.5	40.5	7.16	7.93	7.49
12 months	45.0	34.8	79.8	7.17	7.93	7.50

2009
First half	20.1	12.0	32.1	$7.11	$7.66	$7.31
Second half	20.5	12.2	32.7	7.11	7.66	7.31
12 months	40.6	24.2	64.8	7.11	7.66	7.31

Questar 2007 Form 10-Q

2010
First half	3.3	6.9	10.2	$6.95	$7.58	$7.37
Second half	3.4	6.9	10.3	6.95	7.58	7.37
12 months	6.7	13.8	20.5	6.95	7.58	7.37

				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2007
Second half	5.1		5.1	$2.40		$2.40

2008
First half	15.3		15.3	$1.63		$1.63
Second half	15.4		15.4	1.63		1.63
12 months	30.7		30.7	1.63		1.63

2009
First half	10.1		10.1	$1.15		$1.15
Second half	10.3		10.3	1.15		1.15
12 months	20.4		20.4	1.15		1.15

				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2007
Second half	534	202	736	$52.01	$57.91	$53.63

2008
First half	218	146	364	$60.93	$66.93	$63.33
Second half	221	147	368	60.93	66.93	63.33
12 months	439	293	732	60.93	66.93	63.33

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.65
12 months	438	292	730	60.55	66.55	62.95

As of June 30, 2007, Market Resources held commodity-price hedging contracts covering about 310.6 million MMBtu of natural gas, 2.2 MMbbl of oil and 16.4 million gallons of NGL. A year earlier Market Resources hedging contracts covered 171.6 million MMBtu of natural gas, 2.7 MMbbl of oil and 33.8 million gallons of NGL. Market Resources has also entered into basis-only swaps on an additional 60.4 million MMBtu of natural gas as of June 30, 2007 compared with 42.4 million MMBtu in 2006. Changes in the fair value of derivative contracts from December 31, 2006 to June 30, 2007 are presented below:

Questar 2007 Form 10-Q

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas and oil-derivative contracts outstanding at December 31, 2006	$198.0	($ 1.9)	$196.1
Contracts realized or otherwise settled	(92.2)	1.2	(91.0)
Change in gas and oil prices on futures markets	(12.8)	5.4	(7.4)
Contracts added since December 31, 2006	(2.6)	(2.3)	(4.9)
Contracts re-designated as fixed-price swaps		0.9	0.9
Net fair value of gas and oil-derivative contracts outstanding at June 30, 2007	$ 90.4	$3.3	$ 93.7

About $107.5 million of the fair value of all contracts will settle in the next twelve months and the fair value of cash-flow hedges will be reclassified from other comprehensive income. The net fair value of gas and oil-derivative contracts as of June 30, 2007, is shown below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by June 30, 2008	$103.6	$3.9	$107.5
Contracts maturing between July 1, 2008 and June 30, 2009	(0.8)	(0.6)	(1.4)
Contracts maturing between July 1, 2009 and June 30, 2010	(10.7)		(10.7)
Contracts maturing after June 30, 2010	(1.7)		(1.7)
	$90.4	$3.3	$93.7

The following table shows sensitivity of fair value of gas and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	June 30,
	2007	2006
	(in millions)
Net fair value – asset (liability)	$ 93.7	($ 41.2)
Value if market prices of gas and oil and basis differentials decline by 10%	261.2	87.8
Value if market prices of gas and oil and basis differentials increase by 10%	($ 73.8)	($171.3)

Interest-Rate Risk Management

As of June 30, 2007, Questar had $1,033.5 million of fixed-rate long-term debt and $50.0 million of variable-rate long-term debt.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Questar may be subject to future greenhouse gas regulation. On April 2, 2007, the U.S. Supreme Court issued its decision in Massachusetts v. EPA, in which the Court held that carbon dioxide, a greenhouse gas, is a pollutant regulated under the Clean Air Act and that EPA has a duty to make a determination regarding whether emissions of carbon dioxide from mobile sources endanger health and the environment. Although the decision addresses mobile source emissions, it is already being cited in other pending litigation as support for the proposition that EPA should promulgate National Ambient Air Quality Standards for carbon dioxide with attendant direct restrictions on emissions of carbon dioxide from stationary sources of air emissions. In addition to this legal development, there are a number of bills pending in Congress which would regulate greenhouse gas emissions through a cap-and-trade system under which emitters of greenhouse gases would be allocated or sold allowances to permit emissions of greenhouse gases. While it is likely that there will be regulation of greenhouse gas emissions in the next few years, it is too early to predict with any certainty how this regulation will affect Questar’s business, operations or financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the Company’s purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2007:

2007	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April	31,630	$47.94	-	-
May	56,490	51.07	-	-
June	22,868	54.21	-	-
Total	110,988	$50.83	-	-

Questar 2007 Form 10-Q

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 15, 2007. The following individuals were elected at the meeting to serve three-year terms as directors: Teresa Beck, R. D. Cash, Robert E. McKee III, Gary G. Michael and Charles B. Stanley. There was no solicitation in opposition to the nominees. The following is a tabulation of the votes (prior to the stock split) received by nominees elected at the meeting:

Name	Votes For	Votes Withheld
Teresa Beck	71,794,501	5,277,935
R. D. Cash	68,729,375	8,343,061
Robert E. McKee III	74,318,126	2,754,310
Gary G. Michael	74,184,332	2,888,103
Charles B. Stanley	74,142,810	2,929,626

The Company’s directors are divided into three classes. Other directors whose terms extend beyond the meeting include: K. O. Rattie, M. W. Scoggins, Harris H. Simmons, Bruce A. Williamson, Phillips S. Baker, Jr., L. Richard Flury, and James A. Harmon

ITEM 6.  EXHIBITS.

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

August 3, 2007

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

August 3, 2007

/s/S. E. Parks

S. E. Parks, Senior Vice President and

Chief Financial Officer

Questar 2007 Form 10-Q

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

Exhibit 31.1.

CERTIFICATION

I, Keith O. Rattie, certify that:

1.

I have reviewed this quarterly report of Questar Corporation on Form 10-Q for the period ending June 30, 2007;

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

Questar 2007 Form 10-Q

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 3, 2007

/s/Keith O. Rattie

Keith O. Rattie

Chairman, President and Chief

Executive Office

Exhibit 31.2.

CERTIFICATION

I, S. E. Parks, certify that:

1.

I have reviewed this quarterly report of Questar Corporation on Form 10-Q for the period ending June 30, 2007;

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

Questar 2007 Form 10-Q

August 3, 2007

/s/S. E. Parks

S. E. Parks

Senior Vice President

and Chief Financial Officer

Exhibit No. 32.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Questar Corporation (the Company) on Form 10-Q for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the Report), Keith O. Rattie, Chairman, President and Chief Executive Officer of the Company, and S. E. Parks, Senior Vice President and Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

QUESTAR CORPORATION

August 3, 2007

/s/Keith O. Rattie

Keith O. Rattie

Chairman, President and Chief Executive Officer

August 3, 2007

/s/S. E. Parks

S. E. Parks

Senior Vice President and Chief Financial Officer

Questar 2007 Form 10-Q