Form 10-Q
period 2008-03-31
QUESTAR CORP
filed 2008-05-05
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

QUESTAR CORPORATION

(Exact name of registrant as specified in its charter)

STATE OF UTAH	001-08796	870407509
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification No.)

180 East 100 South Street, P.O. Box 45433 Salt Lake City, Utah 84145-0433

(Address of principal executive offices)

Registrant’s telephone number, including area code (801) 324-5699

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]       No [X]

On April 30, 2008, 173,288,877 shares of the registrant’s common stock, without par value, were outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three months ended

   March 31, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of March 31, 2008

   and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2008 and 2007

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

13

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 4.

CONTROLS AND PROCEDURES

26

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 6.

EXHIBITS

27

Signatures

27

Questar 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2008	2007
	(in millions, except per share amounts)
REVENUES
Market Resources	$ 610.2	$ 433.9
Questar Pipeline	44.7	31.7
Questar Gas	390.2	406.5
Total Revenues	1,045.1	872.1

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	448.6	392.4
Operating and maintenance	89.7	77.7
General and administrative	40.5	37.2
Production and other taxes	40.8	29.8
Depreciation, depletion and amortization	110.7	91.1
Exploration	3.5	2.0
Abandonment and impairment	2.6	2.0
Total Operating Expenses	736.4	632.2
Net gain (loss) from asset sales	(0.1)	0.4
OPERATING INCOME	308.6	240.3
Interest and other income	2.0	3.0
Minority interest	(2.4)
Income from unconsolidated affiliates	0.2	2.2
Net mark-to-market gain on basis-only swaps	13.7	11.8
Interest expense	(25.6)	(18.0)
INCOME BEFORE INCOME TAXES	296.5	239.3
Income taxes	110.7	88.2
NET INCOME	$ 185.8	$ 151.1

EARNINGS PER COMMON SHARE
Basic	$ 1.08	$ 0.88
Diluted	1.05	0.86
Weighted-average common shares outstanding
Used in basic calculation	172.4	171.6
Used in diluted calculation	176.2	175.6
Dividends per common share	$0.1225	$0.1175

See notes accompanying the condensed consolidated financial statements

Questar 2008 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 14.2
Accounts receivable, net	$ 382.3	339.6
Unbilled-gas accounts receivable	42.9	78.2
Assets held for sale	20.0
Fair value of derivative contracts	0.2	78.1
Gas storage	24.2	66.1
Materials and supplies	54.8	48.9
Prepaid expenses and other	36.3	33.8
Deferred income taxes – current	105.4
Total Current Assets	666.1	658.9
Property, Plant and Equipment	8,800.0	7,741.9
Accumulated depreciation, depletion and amortization	(2,753.6)	(2,643.3)
Net Property, Plant and Equipment	6,046.4	5,098.6
Investment in unconsolidated affiliates	19.7	52.8
Goodwill	70.7	70.7
Regulatory assets	27.5	28.4
Fair value of derivative contracts	21.7	7.8
Other noncurrent assets, net	31.0	27.0
Total Assets	$6,883.1	$5,944.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 3.8
Short-term debt	152.0	$ 260.6
Accounts payable and accrued expenses	511.7	564.5
Fair value of derivative contracts	220.1	9.3
Purchase-gas adjustment	16.5	58.1
Deferred income taxes – current		4.9
Current portion of long-term debt	58.3	101.3
Total Current Liabilities	962.4	998.7
Long-term debt, less current portion	1,871.1	1,021.2
Deferred income taxes	1,018.6	942.4
Asset retirement obligations	157.2	149.1
Pension and postretirement benefits	104.8	103.5
Fair value of derivative contracts	45.3	22.1
Other long-term liabilities	141.2	129.3
Minority interest	29.8
COMMON SHAREHOLDERS’ EQUITY
Common stock	432.6	429.3
Retained earnings	2,338.5	2,173.9
Accumulated other comprehensive loss	(218.4)	(25.3)
Total Common Shareholders’ Equity	2,552.7	2,577.9
Total Liabilities and Common Shareholders’ Equity	$6,883.1	$5,944.2

See notes accompanying the condensed consolidated financial statements

Questar 2008 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 185.8	$ 151.1
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	112.6	92.8
Deferred income taxes	68.6	40.5
Share-based compensation	4.0	2.8
Abandonment and impairment	2.6	2.0
Net (gain) loss from asset sales	0.1	(0.4)
Minority interest	2.4
Income from unconsolidated affiliates	(0.2)	(2.2)
Distributions from unconsolidated affiliates	0.1	3.1
Net mark-to-market (gain) on basis-only swaps	(13.7)	(11.8)
Changes in operating assets and liabilities	(37.7)	31.7
NET CASH PROVIDED FROM OPERATING ACTIVITIES	324.6	309.6

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(1,008.8)	(255.3)
Other investments	(1.5)	(3.4)
Total capital expenditures	(1,010.3)	(258.7)
Cash used in disposition of assets	(2.7)	(0.3)
Proceeds from disposition of assets	0.4	4.3
NET CASH USED IN INVESTING ACTIVITIES	(1,012.6)	(254.7)

FINANCING ACTIVITIES
Common stock issued	0.8	3.2
Common stock repurchased	(8.6)	(4.9)
Long-term debt issued, net of issuance costs	994.8
Long-term debt repaid	(193.0)
Change in short-term debt	(108.6)	(40.0)
Checks outstanding in excess of cash balances	3.8
Distribution to minority interest	(2.3)
Other	1.0
Dividends paid	(21.2)	(20.2)
Excess tax benefits from share-based compensation	7.1	4.8
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	673.8	(57.1)
Change in cash and cash equivalents	(14.2)	(2.2)
Beginning cash and cash equivalents	14.2	24.6
Ending cash and cash equivalents	$ -	$ 22.4

See notes accompanying the condensed consolidated financial statements

Questar 2008 Form 10-Q

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

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior-period financial statements to conform with the current presentation. Affiliate Rendezvous Gas Services was consolidated during the first quarter of 2008 as a result of a step acquisition resulting from disproportionate ownership.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

Questar 2008 Form 10-Q

	3 Months Ended March 31,
	2008	2007
	(in millions)
Weighted-average basic common shares outstanding	172.4	171.6
Potential number of shares issuable under the Long-term Stock Incentive Plan	3.8	4.0
Average diluted common shares outstanding	176.2	175.6

Note 4 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” First-quarter share-based compensation expense amounted to $4.0 million in 2008 compared with $2.8 million in 2007. At March 31, 2008, deferred share-based compensation amounted to $30.3 million, of which $27.7 million was attributed to unvested restricted stock. First-quarter cash flow from tax deductions in excess of recognized compensation expense amounted to $7.1 million in 2008 and $4.8 million in 2007. There were 9,873,199 shares available for future grant at March 31, 2008. Unvested stock options increased by 30,000 shares in the first three months of 2008. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2008	4,628,601	$7.50 – $41.08	$15.42
Granted	30,000	53.83	53.83
Exercised	(315,546)	7.50 – 14.01	11.36
Balance at March 31, 2008	4,343,055	$7.50 – $53.83	$15.98

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2008	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2008	Weighted-average exercise price	Number unvested at March 31, 2008	Weighted- average exercise price
$ 7.50 – $ 8.50	718,475	1.9	$ 7.71	718,475	$ 7.71
11.48 – 11.98	917,458	3.9	11.57	917,458	11.57
13.56 – 14.86	2,016,046	4.5	13.71	2,016,046	13.71
17.55 – 24.33	121,076	6.7	23.15	96,076	22.84	25,000	$24.33
$38.57 – $53.83	570,000	4.8	39.99			570,000	39.99
	4,343,055	4.1	$15.98	3,748,055	$11.92	595,000	$39.33

Restricted-share grants typically vest in equal installments over a three or four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at March 31, 2008, was 24 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2008	828,924	$13.56 – $56.65	$36.99
Granted	321,425	53.83 – 57.47	53.86
Distributed	(231,962)	13.56 – 53.83	28.82
Forfeited	(2,396)	25.50 – 53.83	43.28
Balance at March 31, 2008	915,991	$17.74 – $57.47	$44.96

Questar 2008 Form 10-Q

Note 5 – Operations by Line of Business

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

	3 Months Ended March 31,
	2008	2007
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$299.7	$229.8
Wexpro	8.3	6.5
Gas Management	63.1	44.0
Energy Trading and other	239.1	153.6
Market Resources total	610.2	433.9
Questar Pipeline	44.7	31.7
Questar Gas	390.2	406.5
	$1,045.1	$872.1

Revenues from Affiliated Companies
Wexpro	$ 46.4	$ 40.7
Gas Management	5.8	4.3
Energy Trading and other	181.7	156.0
Market Resources total	233.9	201.0
Questar Pipeline	19.5	20.6
Questar Gas	2.0	1.1
	$255.4	$222.7

Operating Income
Questar E&P	$152.0	$117.1
Wexpro	25.4	21.4
Gas Management	33.1	18.8
Energy Trading and other	12.2	8.2
Market Resources total	222.7	165.5
Questar Pipeline	32.5	23.8
Questar Gas	53.4	50.9
Corporate		0.1
	$308.6	$240.3

Net Income
Questar E&P	$ 96.5	$ 77.2
Wexpro	16.2	13.9
Gas Management	18.5	12.4
Energy Trading and other	8.1	6.0
Market Resources total	139.3	109.5
Questar Pipeline	15.9	11.2
Questar Gas	30.6	29.1
Corporate		1.3
	$185.8	$151.1

Questar 2008 Form 10-Q

	March 31,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,410.6	$2,526.4
Wexpro	486.2	459.8
Gas Management	544.9	487.1
Energy Trading and other	205.8	207.7
Market Resources total	4,647.5	3,681.0
Questar Pipeline	1,088.3	1,092.8
Questar Gas	1,139.4	1,163.0
Corporate	7.9	7.4
	$6,883.1	$5,944.2

Note 6 – Asset Retirement Obligations (ARO)

Questar recognizes ARO in accordance with SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. The Company ARO applies primarily to abandonment costs associated with gas and oil wells and certain other properties. The fair value of abandonment costs are estimated and depreciated over the life of the related assets. Revisions to estimates of the ARO result from changes in expected cash flows. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

	2008	2007
	(in millions)
ARO liability at January 1,	$149.1	$132.4
Accretion	2.4	2.0
Liabilities incurred	4.4	1.9
Revisions	1.5
Liabilities settled	(0.2)	(0.9)
ARO liability at March 31,	$157.2	$135.4

Note 7 – Employee Benefits

Questar has defined-benefit pension and postretirement medical and life insurance plans covering the majority of its employees. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified retirement plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. Subject to these limitations, Questar seeks to fund the qualified retirement plan approximately equal to the yearly expense, which is estimated to be $11.8 million for 2008.

The Company also has a nonqualified pension plan for eligible employees that provides a benefit in addition to the benefit limit defined by the Internal Revenue Service for qualified pension plans. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2008 expense is estimated to be $1.6 million.

Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

Questar 2008 Form 10-Q

	3 Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$ 2.4	$ 2.7
Interest cost	6.6	6.0
Expected return on plan assets	(6.8)	(6.1)
Prior service and other costs	0.3	0.3
Recognized net-actuarial loss	0.8	1.5
Settlement costs		0.1
Pension expense	$ 3.3	$ 4.5

The Company currently estimates a $4.0 million expense for postretirement benefits other than pensions in 2008 before $0.8 million for accretion of a regulatory liability. Expense components are listed below:

	3 Months Ended March 31,
	2008	2007
	(in millions)
Service cost	$ 0.2	$ 0.2
Interest cost	1.2	1.2
Expected return on plan assets	(0.9)	(0.8)
Amortization of transition obligation	0.5	0.5
Amortization of losses		0.1
Accretion of regulatory liability	0.2	0.2
Postretirement benefits expense	$ 1.2	$ 1.4

Note 8 – Fair-Value Measures

Beginning in 2008, Questar adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

The following table discloses the Level 2 fair value of derivative contracts at March 31, 2008. The fair value of these derivative contracts is based on market prices posted on the NYMEX on the last trading day of the reporting period.

Level 2
($ millions)
Assets
Fair value of derivative contracts - short term	$ 0.2
Fair value of derivative contracts - long term	21.7
Liabilities
Fair value of derivative contracts - short term	$220.1
Fair value of derivative contracts - long term	45.3

Questar 2008 Form 10-Q

Note 9 – Questar E&P Property Acquisitions

On February 29, 2008, Questar E&P acquired two significant natural gas development properties in northwest Louisiana for an aggregate purchase price of $659 million, subject to customary post-closing adjustments. The transactions had an effective date of January 1, 2008, and were initially funded with short-term bank debt.

Note 10 – Financings

On March 7, 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission (SEC) to sell up to $700 million of debt securities and use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. On March 21, 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At March 31, 2008, there was $200 million outstanding under the credit facility. On April 4, 2008, Market Resources sold $450 million of 10-year notes with a 6.8% coupon interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce the short-term bank debt discussed in Note 9. At March 31, 2008, $450 million of the short-term bank debt was classified as long-term debt on the Condensed Consolidated Balance Sheets due to the sale of notes on April 4, 2008.

On November 13, 2007, Questar Pipeline filed a shelf registration with the SEC to sell up to $200 million of debt securities with intent to use the net proceeds from the sale of the securities to repay intercompany demand notes as well as for general corporate purposes, including working capital and capital expenditures. On January 10, 2008, Questar Pipeline sold $200 million of 10-year notes with a 5.83% coupon interest rate.

On February 1, 2008, Questar Gas filed a shelf registration with the SEC to sell up to $150 million of debt securities and use the net proceeds to repay intercompany demand notes, to repay debt maturing in early 2008 and to finance certain capital expenditures as well as for general corporate purposes, including working capital. On March 24, 2008, Questar Gas sold $50 million of 10-year notes with a 6.3% coupon interest rate and $100 million of 30-year notes with a 7.2% coupon interest rate.

Note 11 – Sale of Processing Plant and Gathering Lines

During the first quarter of 2008, Questar Transportation Services, a subsidiary of Questar Pipeline, reached agreement to sell its carbon dioxide processing plant and some associated gathering facilities. The investment in these facilities of $20.0 million was classified as an asset held for sale. The transaction closed in April 2008 and resulted in a pre-tax gain of about $5 million.

Note 12 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of gas- and oil-price derivatives and recognition of the under-funded position of pension and other postretirement benefit plans. Comprehensive income (loss) is shown below:

	3 Months Ended March 31,
	2008	2007
	(in millions)
Net income	$185.8	$151.1
Other comprehensive (loss)
Net unrealized (loss) on derivatives	(310.9)	(122.6)
Income taxes	117.8	46.3
Net other comprehensive (loss)	(193.1)	(76.3)
Total comprehensive income (loss)	($ 7.3)	$ 74.8

The components of accumulated other comprehensive income (loss), net of income taxes, shown on the consolidated balance sheet are as follows:

Questar 2008 Form 10-Q

	March 31,	December 31,
	2008	2007	Change
	(in millions)
Net unrealized gain (loss) on derivatives	($162.1)	$ 31.0	($193.1)
Pension liability	(47.5)	(47.5)
Postretirement benefits liability	(8.8)	(8.8)
Accumulated other comprehensive (loss)	($218.4)	($ 25.3)	($193.1)

Questar 2008 Form 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar’s financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three-month periods ended March 31, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in Questar’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions, except per share amounts)
Exploration and Production
Questar E&P	$ 96.5	$ 77.2	$19.3
Wexpro	16.2	13.9	2.3
Midstream Field Services -– Gas Management	18.5	12.4	6.1
Energy Marketing – Energy Trading and other	8.1	6.0	2.1
Market Resources total	139.3	109.5	29.8
Interstate Gas Transportation – Questar Pipeline	15.9	11.2	4.7
Retail Gas Distribution – Questar Gas	30.6	29.1	1.5
Corporate		1.3	(1.3)
Net income	$185.8	$151.1	$34.7
Earnings per diluted share	$ 1.05	$ 0.86	$0.19
Average diluted shares	176.2	175.6	0.6

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$239.8	$195.4	$44.4
Oil and NGL sales	58.4	33.1	25.3
Other	1.5	1.3	0.2
Total revenues	299.7	229.8	69.9
Operating expenses
Operating and maintenance	28.0	20.7	7.3
General and administrative	14.2	12.2	2.0
Production and other taxes	27.0	16.2	10.8
Depreciation, depletion and amortization	71.8	59.0	12.8
Exploration	3.5	2.0	1.5
Abandonment and impairment	2.6	2.0	0.6
Natural gas purchases	0.4	0.7	(0.3)
Total operating expenses	147.5	112.8	34.7

Questar 2008 Form 10-Q

Net gain (loss) from asset sales	(0.2)	0.1	(0.3)
Operating income	$152.0	$117.1	$34.9
Operating Statistics
Questar E&P production volumes
Natural gas (Bcf)	34.8	30.9	3.9
Oil and NGL (MMbbl)	0.8	0.7	0.1
Total production (Bcfe)	39.5	34.9	4.6
Average daily production (MMcfe)	433.8	388.2	45.6
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$ 6.90	$ 6.33	$ 0.57
Oil and NGL (per bbl)	74.18	48.61	25.57

Questar E&P reported net income of $96.5 million in the first quarter, up 25% from $77.2 million in the 2007 quarter. Higher realized natural gas, crude oil and NGL prices and growing production more than offset a 17% increase in average production costs.

Questar E&P production volumes totaled 39.5 Bcfe in the first quarter of 2008, a 13% increase compared to the year-earlier period. Natural gas is Questar E&P’s primary focus. On an energy-equivalent basis, natural gas comprised approximately 88% of Questar E&P 2008 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended March 31,
	2008	2007	Change
	(in Bcfe)
Pinedale Anticline	13.3	12.1	1.2
Uinta Basin	6.7	6.0	0.7
Rockies Legacy	4.9	4.5	0.4
Rocky Mountain total	24.9	22.6	2.3
Midcontinent	14.6	12.3	2.3
Total Questar E&P	39.5	34.9	4.6

Questar E&P production from the Pinedale Anticline in western Wyoming grew 10% to 13.3 Bcfe in the first quarter of 2008 as a result of ongoing development drilling. Pinedale production growth is negatively impacted by seasonal access restrictions imposed by the Bureau of Land Management that limit company ability to drill and complete wells during the mid-November to early May period.

In the Uinta Basin, production grew 12% to 6.7 Bcfe in 2008 as the company completed and turned 12 new wells to sales in the first quarter.

Questar E&P Rockies Legacy properties include all of the company Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Rockies Legacy 2008 production of 4.9 Bcfe was 0.4 Bcfe higher than a year ago, primarily as a result of increased production in the Vermillion Basin and a new well in the Williston Basin.

In the Midcontinent, production grew 19% to 14.6 Bcfe in 2008 and included 1.1 Bcfe of production in March 2008 from two natural gas development properties in northwest Louisiana acquired on February 29, 2008. Ongoing infill-development drilling in Elm Grove field in northwestern Louisiana and continued development of the company’s Texas Panhandle Granite Wash play were the main contributors to the production increase.

Realized prices for natural gas, oil and NGL at Questar E&P were higher when compared to the prior year. In 2008, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.90 per Mcf compared to $6.33 per Mcf for the same period in 2007, a 9% increase. Realized oil and NGL prices in 2008 averaged $74.18 per bbl, compared with $48.61 per bbl during the prior year period, a 53% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

Questar 2008 Form 10-Q

	3 Months Ended March 31,
	2008	2007	Change
Natural gas (per Mcf)
Rocky Mountains	$ 6.37	$ 5.87	$ 0.50
Midcontinent	7.84	7.17	0.67
Volume-weighted average	6.90	6.33	0.57
Oil and NGL (per bbl)
Rocky Mountains	$74.47	$48.10	$26.37
Midcontinent	73.79	49.68	24.11
Volume-weighted average	74.18	48.61	25.57

Questar E&P hedged or pre-sold approximately 77% of gas production in the first three months of 2008 and hedged or pre-sold 67% of gas production in the comparable 2007 period. Hedging increased 2008 Questar E&P gas revenues by $6.9 million and 2007 gas revenues by $30.2 million. Approximately 53% of 2008 and 64% of 2007 Questar E&P oil production was hedged or pre-sold. Oil hedges decreased revenues $7.4 million in 2008 and increased revenues $0.9 million in 2007.

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. During the first quarter of 2008, Questar E&P hedged additional production through 2010. The company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Derivative positions as of March 31, 2008, are summarized in Item 3 of Part I in this Quarterly Report on Form 10-Q.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease-operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 17% to $3.83 per Mcfe in 2008 versus $3.28 per Mcfe in 2007. Questar E&P production costs are summarized in the following table:

	3 Months Ended March 31,
	2008	2007	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.82	$1.69	$0.13
Lease operating expense	0.71	0.59	0.12
General and administrative expense	0.36	0.35	0.01
Allocated interest expense	0.26	0.18	0.08
Production taxes	0.68	0.47	0.21
Total production costs	$3.83	$3.28	$0.55

Production volume-weighted average depreciation, depletion and amortization (DD&A) expense per Mcf increased in 2008 due to higher costs for drilling, completion and related services, higher cost of steel casing, other tubulars and wellhead equipment. The DD&A rate also increased due to the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from higher-cost fields such as Elm Grove in the Midcontinent, and Vermillion and Uinta Basins in the Rockies. Lease operating expense per Mcfe was higher due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe grew due primarily to increased labor expenses. Allocated interest expense per unit of production increased in the 2008 period primarily due to financing costs related to the acquisition of properties in northwest Louisiana. Production taxes per Mcfe increased due to higher natural gas and oil sales prices in the 2008 period. The company pays production taxes based on sales prices before the impact of hedges.

Questar E&P exploration expense increased $1.5 million or 75% in the first quarter of 2008 compared to 2007. Abandonment and impairment expense increased $0.6 million, or 30% in 2008 compared to 2007.

Major Questar E&P Operating Areas

Pinedale Anticline

As of March 31, 2008, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 250 producing wells on the Pinedale Anticline compared to 195 at the end of the first quarter of 2007. Of the 250 producing wells,

Questar 2008 Form 10-Q

Questar E&P has working interests in 228 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 71 of the 250 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208-acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2007, Questar E&P had booked 355 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 1,033.9 Bcfe, or 55% of Questar E&P total proved reserves. The company is evaluating the economic potential of development on five-acre density at Pinedale. In January 2008, the WOGCC approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of Market Resources Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the company currently estimates up to 1,600 additional wells will be required to fully develop the Lance Pool on its acreage.

Uinta Basin

As of March 31, 2008, Questar E&P had an operating interest in 872 producing wells in the Uinta Basin of eastern Utah, compared to 828 at March 31, 2007. At December 31, 2007, Questar E&P had booked 123 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 301.2 Bcfe or 16% of Questar E&P total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 250,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the company Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 158.6 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2007. Within the division, exploration and development activity is planned for 2008 within the San Juan, Paradox, Powder River, Green River, Vermillion and Williston Basins.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas. With the exception of the Elm Grove field in northwest Louisiana, and the Granite Wash play in the Texas Panhandle, Questar E&P Midcontinent leasehold interests are highly fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 373.9 Bcfe or 20% of Questar E&P total proved reserves at December 31, 2007.

Questar E&P continues a three-rig infill-development project in the Elm Grove field and as of March 31, 2008, had two additional rigs drilling on the recently acquired properties in northwest Louisiana. As of March 31, 2008, Questar E&P operated or had working interests in 293 producing wells in the Elm Grove field compared to 222 at March 31, 2007. At December 31, 2007, Questar E&P had 38 proved undeveloped locations and reported estimated net proved reserves at Elm Grove of 104.6 Bcfe, or 6% of the company total proved reserves.

Questar E&P completed the purchase of two natural gas development properties in northwest Louisiana on February 29, 2008. The acquired properties added about 1.1 Bcfe of net production in March, 2008. In addition to 74 existing producing wells, Questar E&P has identified up to 852 future development well locations within the properties on a combination of 20-acre and 40-acre density.

Wexpro

Wexpro reported net income of $16.2 million, in the first quarter of 2008 compared to $13.9 in the 2007 quarter, a 17% increase. Wexpro results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). The Wexpro investment base at March 31, 2008, was $314.5 million, an increase of $51.1 million or 19% since March 31, 2007.

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

Questar 2008 Form 10-Q

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Operating Income
Revenues
Gathering	$35.2	$27.6	$ 7.6
Processing	33.7	20.7	13.0
Total revenues	68.9	48.3	20.6
Operating expenses
Operating and maintenance	24.1	21.8	2.3
General and administrative	5.1	3.1	2.0
Production and other taxes	0.3	0.3
Depreciation, depletion and amortization	6.3	4.3	2.0
Total operating expenses	35.8	29.5	6.3
Operating income	$33.1	$18.8	$14.3
Operating Statistics
Natural gas processing volumes
NGL sales (MMgal)	21.4	17.8	3.6
NGL sales price (per gal)	$1.21	$0.88	$0.33
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	24.7	8.6	16.1
For affiliated customers	25.5	22.0	3.5
Total fee-based processing volumes	50.2	30.6	19.6
Fee-based processing (per MMBtu)	$0.14	$0.15	($0.01)
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	51.3	39.6	11.7
For affiliated customers	37.3	37.5	(0.2)
Total gas gathering volumes	88.6	77.1	11.5
Gas gathering revenue (per MMBtu)	$0.32	$0.30	$0.02

Gas Management, which provides gas-gathering and processing-services, grew net income 49% to $18.5 million in the first three months of 2008 compared to $12.4 million in the same period of 2007. Net income growth was driven by higher gathering and processing margins.

Total gathering margins (revenues minus direct gathering expenses) increased 61% to $27.0 million compared to $16.8 million in 2007. Gathering volumes increased 11.5 million MMBtu, or 15% to 88.6 million MMBtu in 2008. Affiliate Rendezvous Gas Services was consolidated during the first quarter of 2008 and contributed 9.1 million MMBtu of the increased volumes. Rendezvous Gas Services provides gas gathering services for the Pinedale and Jonah producing areas. Expanding Pinedale production and new projects serving third parties in the Uinta Basin and the consolidation of Rendezvous Gas Services contributed to a 30% increase in third-party volumes.

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) increased 83% to $17.8 million compared to $9.7 million in 2007. Fee-based gas processing volumes were 50.2 million MMBtu in the first quarter of 2008, a 64% increase compared to the 2007 period. Fee-based gas processing revenues increased 52%, or $2.4 million, while gross margin from keep-whole processing increased 82% or $5.5 million in the 2008 period. Approximately 78% of Gas Management net operating revenue (revenue minus processing plant-shrink) is derived from fee-based contracts, down from 83% in the 2007 period. Gas Management uses forward sales contracts to further reduce margin volatility associated with keep-whole contracts. Forward sales contracts decreased NGL revenues by $1.4 million in 2008 and increased NGL revenues by $1.3 million in 2007.

Questar 2008 Form 10-Q

ENERGY MARKETING – Questar Energy Trading

Energy Trading grew net income 35% to $8.1 million, driven primarily by increased trading and storage margins related to gas price volatility in the Rockies. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), totaled $12.0 million for 2008 compared to $8.9 million a year ago. Energy Trading reported unaffiliated revenues of $239.1 million in the first quarter of 2008 compared with $153.6 million in 2007, a 56% increase primarily resulting from higher regional-market prices for natural gas. The weighted-average natural gas sales price increased 27% in 2008 to $7.04 per MMBtu, compared to $5.56 per MMBtu for the 2007 period.

INTERSTATE GAS TRANSPORTATION – Questar Pipeline

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported first quarter 2008 net income of $15.9 million compared with $11.2 million in 2007, a 42% increase. Operating income increased $8.7 million, or 37%, in the first quarter 2008-to-2007 comparison due primarily to transportation-system expansions that were completed in the fourth quarter of 2007. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Operating Income
Revenues
Transportation	$44.2	$30.9	$13.3
Storage	9.6	9.6
Gas processing	1.7	2.0	(0.3)
NGL sales	4.0	2.5	1.5
Energy services	3.5	4.7	(1.2)
Other	1.2	2.6	(1.4)
Total revenues	64.2	52.3	11.9
Operating expenses
Operating and maintenance	11.0	9.3	1.7
General and administrative	7.6	7.1	0.5
Depreciation and amortization	10.8	8.6	2.2
Cost of goods sold	0.2	1.6	(1.4)
Other taxes	2.2	2.2
Operating expenses	31.8	28.8	3.0
Net gain from asset sales	0.1	0.3	(0.2)
Operating income	$32.5	$23.8	$ 8.7
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	129.8	76.9	52.9
For Questar Gas	43.2	42.1	1.1
For other affiliated customers	0.9	4.7	(3.8)
Total transportation	173.9	123.7	50.2
Transportation revenue (per dth)	$0.25	$0.25
Firm daily transportation demand at March 31, (Mdth)	3,169	2,233	936
Natural gas processing
NGL sales (MMgal)	2.5	2.5
NGL sales price (per gal)	$1.61	$0.97	$0.64

Questar 2008 Form 10-Q

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the first quarter of 2008 compared with 2007:

Change in Revenue
2007 to 2008
(in millions)
Transportation
New capacity lease	$ 7.3
New transportation contracts	4.9
Expired transportation contracts	(1.2)
Other	2.3
Gas processing	(0.3)
NGL sales	1.5
Energy services	(1.2)
Other	(1.4)
Increase	$11.9

As of March 31, 2008, Questar Pipeline had firm-transportation contracts of 3,169 Mdth per day compared with 2,233 Mdth per day as of March 31, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. This increased daily demand by 175 Mdth and first quarter 2008 revenues by $4.1 million. In December 2007, Questar Overthrust Pipeline placed its expansion from Kanda to Wamsutter in service. This increased daily demand by 625 Mdth and first quarter 2008 revenues by $7.3 million. This expansion also increased the daily demand from Kanda to Opal by 125 Mdth and first quarter 2008 revenues by $0.6 million.

Questar Gas is Questar Pipeline’s largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

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

NGL revenues increased 60% in the first quarter of 2008 over 2007 due to 66% higher prices.

Expenses

Operating and maintenance expenses increased by 18% to $11.0 million in the first quarter of 2008 compared to $9.3 million in the first quarter of 2007. The increase was a result of system expansions and higher labor and service costs. General and administrative expenses increased by 7% to $7.6 million in the first quarter of 2008. Operating, maintenance, general and administrative expenses per dth transported declined to $0.11 in the first quarter of 2008 compared with $0.13 in the first quarter of 2007 because transportation volumes increased 41%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 26% in the first quarter of 2008 compared to the first quarter of 2007 due to investment in pipeline expansions.

Sale of processing plant and gathering lines

During the first quarter of 2008, Questar Transportation Services, a subsidiary of Questar Pipeline, reached agreement to sell its carbon dioxide processing plant and some associated gathering facilities. The investment in these facilities of $20.0 million was classified as an asset held for sale. The transaction closed in April 2008 and resulted in a pre-tax gain of about $5 million.

Questar 2008 Form 10-Q

Salt Cavern Storage Project

Questar Pipeline has an investment of $11.5 million in a potential salt cavern storage project located in southwestern Wyoming. Questar Pipeline has been working with several other parties to update a prior evaluation of technical and economic feasibility of this project. If these parties determine that the project is feasible, they would have a right to participate in the project. If they determine that the project is not feasible, Questar Pipeline may sell or abandon the project and may impair this investment.

RETAIL GAS DISTRIBUTION – Questar Gas

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported net income of $30.6 million in the first quarter of 2008 compared with $29.1 million in the first quarter of 2007, a 5% increase. Operating income increased $2.5 million, or 5%, in the 2008-to-2007 first-quarter comparison due to higher revenues from new-customer growth. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$376.0	$392.2	($16.2)
Industrial sales	2.9	2.8	0.1
Transportation for industrial customers	2.3	2.3
Service	1.6	1.8	(0.2)
Other	9.4	8.5	0.9
Total revenues	392.2	407.6	(15.4)
Cost of natural gas sold	292.8	311.0	(18.2)
Margin	99.4	96.6	2.8
Other operating expenses
Operating and maintenance	21.8	21.1	0.7
General and administrative	10.5	11.5	(1.0)
Depreciation and amortization	10.2	9.5	0.7
Other taxes	3.5	3.6	(0.1)
Total other operating expenses	46.0	45.7	0.3
Operating income	$ 53.4	$ 50.9	$ 2.5
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	49.9	45.9	4.0
Industrial sales	0.4	0.4
Transportation for industrial customers	16.0	9.9	6.1
Total industrial	16.4	10.3	6.1
Total deliveries	66.3	56.2	10.1
Natural gas revenue (per dth)
Residential and commercial sales	$7.53	$8.54	($1.01)
Industrial sales	6.57	6.86	(0.29)
Transportation for industrial customers	$0.14	$0.23	($0.09)
Colder than normal temperatures	12%	4%	8%
Temperature-adjusted usage per customer (dth)	49.2	48.6	0.6
Customers at March 31 (thousands)	881.9	860.9	21.0

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $2.8 million in the first quarter of 2008 compared to the first quarter of 2007. Following is a summary of major changes in Questar Gas margin:

Questar 2008 Form 10-Q

Change in Margin
2007 to 2008
(in millions)
New customers	$2.2
Conservation-enabling tariff	(1.1)
Change in usage per customer	1.2
Demand-side management cost recovery	1.1
Recovery of gas-cost portion of bad-debt costs	(0.9)
Other	0.3
Increase	$2.8

At March 31, 2008, Questar Gas served 881,874 customers, up from 860,909 at March 31, 2007. New-customer growth increased the margin by $2.2 million in the first quarter of 2008.

Temperature-adjusted usage per customer increased 1% in the first quarter of 2008 compared to the first quarter of 2007. The impact on the company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff that was approved by the PSCU in October 2006, effective back to the beginning of 2006. The new tariff resulted in a margin decrease of $1.1 million in the first quarter of 2008, offsetting the $1.2 million increase in usage per customer.

Weather, as measured in degree days, was 12% colder than normal in the first quarter of 2008 and 4% colder than normal in the first quarter of 2007. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold decreased 6% in the first quarter of 2008 compared to the first quarter of 2007 due to lower gas purchase expenses per dth more than offsetting a 9% increase in volumes sold. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2008, Questar Gas had a $16.5 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating and maintenance expenses increased 3% in the first quarter of 2008 compared to the first quarter of 2007 due primarily to higher labor costs partially offset by lower bad-debt costs. General and administrative expenses decreased 9% in the 2008 first quarter. Operating, maintenance, general and administrative expenses per customer were $37 in the first quarter of 2008 compared to $38 in the first quarter of 2007.

Depreciation expense increased 7% in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of plant additions from customer growth and system expansion.

General Rate Case

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The company has since modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. Hearings are scheduled in mid-2008 and a decision from the PSCU is expected in August 2008.

Consolidated Results after Operating Income

Interest expense

Interest expense rose 42% in the first three months of 2008 compared to a year ago due primarily to financing activities associated with the purchase of two natural gas development properties in northwest Louisiana and pipeline expansions.

Net mark-to-market gain on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized pre-tax net mark-to-market gains of $13.7 million on natural gas basis-only swaps in the first quarter of 2008 compared to an $11.8 million gain in the first quarter of 2007.

Questar 2008 Form 10-Q

Income taxes

The effective combined federal and state income tax rate was 37.3% in the first three months of 2008 compared with 36.9% in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased 5% in the first quarter of 2008 compared to the 2007 quarter due to higher net income and noncash adjustments to net income. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization, and deferred income taxes. Cash sources from operating assets and liabilities were lower in 2008 primarily due to changes in the purchase gas adjustment account. Net cash provided from operating activities is presented below:

	3 Months Ended March 31,
	2008	2007	Change
	(in millions)
Net income	$185.8	$151.1	$34.7
Noncash adjustments to net income	176.5	126.8	49.7
Changes in operating assets and liabilities	(37.7)	31.7	(69.4)
Net cash provided from operating activities	$324.6	$309.6	$15.0

Investing Activities

A comparison of capital expenditures for the first three months of 2008 and 2007 plus a forecast for calendar year 2008 are presented below:

			Forecast
	3 Months Ended March 31,		12 Months Ended December 31,
	2008	2007	2008
	(in millions)
Questar E&P	$ 897.6	$156.7	$1,519.5
Wexpro	27.1	16.4	130.8
Gas Management	27.9	30.7	390.0
Questar Pipeline	16.0	24.7	99.7
Questar Gas	41.4	29.8	136.4
Other	0.3	0.4	1.3
Total	$1,010.3	$258.7	$2,277.7

Property acquisitions and expanded drilling programs represented the majority of the increase in capital expenditures for the first quarter of 2008 compared to the 2007 period.

Financing Activities

In the first quarter of 2008, net cash used in investing activities of $1,012.6 million exceeded net cash flow from operating activities of $324.6 million by $688.0 million primarily due to the Questar E&P $659 million acquisition of two natural gas development properties in northwest Louisiana. Long-term debt increased by a net change of $801.8 million and short-term debt decreased by a net change of $108.6 million in the first quarter of 2008.

In the first quarter of 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. On April 4, 2008, Market Resources sold $450 million of 10-year notes with a 6.8% coupon interest rate. Proceeds from the sale of the notes and funds available under the revolving-credit facility were used to repay short-term bank debt.

In January 2008, Questar Pipeline sold $200 million of 10-year notes with a 5.83% coupon interest rate and used the proceeds to repay maturing long-term debt and short-term intercompany debt. In March 2008, Questar Gas sold $50 million of 10-year notes with a 6.3% coupon interest rate and $100 million of notes with a 7.2% coupon interest rate. Proceeds from the Questar Gas borrowings were used to repay maturing long-term debt and short-term intercompany debt.

Questar 2008 Form 10-Q

Combined short-term and long-term debt was 45% of total capital at March 31, 2008. The Company had $278 million of short-term lines of credit available and Market Resources had unused capacity of $600 million on a long-term revolving-credit facility with banks at March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar’s primary market-risk exposure arises from changes in the market price for natural gas, oil and NGL, and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated to pay for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources uses gas- and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production, a portion of Energy Trading gas- and oil-marketing transactions and some of Gas Management NGL sales.

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

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Changes in the fair value of cash-flow hedges are recorded on the balance sheet and in accumulated other comprehensive income (loss) until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources uses natural gas basis-only swaps to manage the risk of widening-basis differentials in the Rocky Mountains. These contracts are marked to market with any change in the valuation recognized in the determination of net income.

A summary of the Market Resources derivative positions for equity production as of March 31, 2008, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) Fixed-price Swaps			Average price per Mcf, net to the well
2008
Second quarter	19.2	11.3	30.5	$7.05	$8.11	$7.44
Second half	40.2	22.9	63.1	7.06	8.11	7.44
9 months	59.4	34.2	93.6	7.06	8.11	7.44

Questar 2008 Form 10-Q

2009
First half	32.7	29.5	62.2	$7.24	$8.12	$7.66
Second half	33.3	30.0	63.3	7.24	8.12	7.66
12 months	66.0	59.5	125.5	7.24	8.12	7.66

2010
First half	6.7	26.2	32.9	$6.88	$8.09	$7.84
Second half	6.8	26.6	33.4	6.88	8.09	7.84
12 months	13.5	52.8	66.3	6.88	8.09	7.84
				Estimated
	Gas (Bcf) Basis-only Swaps			Average basis per Mcf, net to the well
2008
Second quarter	0.8		0.8	$1.83		$1.83
Second half	1.7		1.7	1.83		1.83
12 months	2.5		2.5	1.83		1.83

2009
First half	4.2	1.7	5.9	$1.35	$1.08	$1.27
Second half	4.3	1.7	6.0	1.35	1.08	1.27
12 months	8.5	3.4	11.9	1.35	1.08	1.27

2010
First half		1.7	1.7		$0.94	$0.94
Second half		1.7	1.7		0.94	0.94
12 months		3.4	3.4		0.94	0.94
				Estimated
	Oil (Mbbl) Fixed-price Swaps			Average price per bbl, net to the well
2008
Second quarter	210	109	319	$67.39	$70.77	$68.55
Second half	423	221	644	67.39	70.77	68.55
12 months	633	330	963	67.39	70.77	68.55

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.95
12 months	438	292	730	60.55	66.55	62.95

As of March 31, 2008, Market Resources held commodity-price hedging contracts covering about 353.7 million MMBtu of natural gas and 1.7 million barrels of oil and basis-only swaps on an additional 17.8 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 224.5 million MMBtu of natural gas, 1.8 million barrels of oil, 22.1 million gallons of NGL and natural gas basis-only swaps on an additional 32.5 Bcf. Changes in the fair value of derivative contracts from December 31, 2007 to March 31, 2008 are presented below:

Questar 2008 Form 10-Q

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at December 31, 2007	$ 50.7	$ 3.8	$ 54.5
Contracts realized or otherwise settled	(26.8)	1.1	(25.7)
Change in gas and oil prices on futures markets	(208.6)	4.6	(204.0)
Contracts added since December 31, 2007	(68.3)		(68.3)
Contracts re-designated as fixed-price swaps	(7.9)	7.9
Net fair value of gas- and oil-derivative contracts outstanding at March 31, 2008	($260.9)	$17.4	($243.5)

A table of the net fair value of gas- and oil-derivative contracts as of March 31, 2008, is shown below. About 90% of the contracts will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from other comprehensive income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by March 31, 2008	($229.0)	$ 9.1	($219.9)
Contracts maturing between April 1, 2008 and March 31, 2009	(34.6)	7.8	(26.8)
Contracts maturing between April 1, 2009 and March 31, 2010	2.7	0.5	3.2
Net fair value of gas- and oil-derivative contracts outstanding at March 31, 2008	($260.9)	$17.4	($243.5)

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	March 31,
	2008	2007
	(in millions)
Net fair value – asset (liability)	($243.5)	$ 93.3
Fair value if market prices of gas and oil and basis differentials decline by 10%	24.7	248.6
Fair value if market prices of gas and oil and basis differentials increase by 10%	(511.5)	(62.0)

Interest-Rate Risk Management

As of March 31, 2008, Questar had $1,280.5 million of fixed-rate long-term debt and $650.0 million of variable-rate long-term debt.

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

Questar 2008 Form 10-Q

•

the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007;

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the Company’s purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended March 31, 2008:

2008	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January	19,303	$56.50	-	-
February	144,794	54.60	-	-
March	41,908	57.24	-	-
Total	206,005	$55.32	-	-

*The numbers include any shares purchased in conjunction with tax-payment elections under the Company Long-term Stock Incentive Plan and rollover shares used in exercising stock options. They exclude any fractional shares purchased from terminating participants in the Questar Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

Questar 2008 Form 10-Q

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

QUESTAR CORPORATION

(Registrant)

May 5, 2008

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

May 5, 2008

/s/S. E. Parks

S. E. Parks, Senior Vice President and

Chief Financial Officer

Exhibits List

Exhibits

     31.1.

Certification signed by Keith O. Rattie, Questar Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2.

Certification signed by S. E. Parks, Questar Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.

Certification signed by Keith O. Rattie and S. E. Parks, Questar Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar 2008 Form 10-Q