Form 10-Q
period 2008-06-30
QUESTAR CORP
filed 2008-08-05
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

QUESTAR CORPORATION

(Exact name of registrant as specified in its charter)

STATE OF UTAH	001-08796	87-0407509
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification No.)

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

Yes [   ]       No [X]

On July 31, 2008, 173,383,893 shares of the registrant’s common stock, without par value, were outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

  June 30, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of June 30, 2008

  and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2008 and 2007

5

Notes Accompanying the Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

12

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4.

CONTROLS AND PROCEDURES

26

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

26

ITEM 6.

EXHIBITS

27

Signatures

28

Questar 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
REVENUES
Market Resources	$ 654.4	$ 384.6	$1,264.6	$818.5
Questar Pipeline	43.3	30.4	88.0	62.1
Questar Gas	159.5	141.7	549.7	548.2
Total Revenues	857.2	556.7	1,902.3	1,428.8

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	258.0	119.6	706.6	512.0
Operating and maintenance	92.1	72.7	181.8	150.4
General and administrative	43.5	42.1	84.0	79.3
Production and other taxes	49.3	27.2	90.1	57.0
Depreciation, depletion and amortization	115.2	92.6	225.9	183.7
Exploration	3.8	3.1	7.3	5.1
Abandonment and impairment	14.2	2.1	16.8	4.1
Total Operating Expenses	576.1	359.4	1,312.5	991.6
Net gain from asset sales	3.5	0.1	3.4	0.5
Operating Income	284.6	197.4	593.2	437.7
Interest and other income	8.3	2.9	10.3	5.9
Minority interest	(2.1)		(4.5)
Income from unconsolidated affiliates	0.2	2.2	0.4	4.4
Net mark-to-market gain (loss) on basis-only swaps	16.3	(6.6)	30.0	5.2
Interest expense	(32.5)	(17.7)	(58.1)	(35.7)
Income Before Income Taxes	274.8	178.2	571.3	417.5
Income taxes	102.2	66.0	212.9	154.2
Net Income	$ 172.6	$ 112.2	$ 358.4	$ 263.3

EARNINGS PER COMMON SHARE
Basic	$ 1.00	$ 0.65	$ 2.08	$ 1.53
Diluted	0.98	0.64	2.03	1.50
Weighted-Average Common Shares Outstanding
Basic	172.7	172.0	172.6	171.8
Diluted	176.3	175.9	176.3	175.7
Dividends Per Common Share	$0.1225	$0.1225	$0.245	$ 0.24

See notes accompanying the consolidated financial statements

Questar 2008 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 14.2
Accounts receivable, net	$ 409.5	339.6
Unbilled-gas accounts receivable	12.2	78.2
Fair value of derivative contracts	4.2	78.1
Gas storage	44.1	66.1
Materials and supplies	71.6	48.9
Prepaid expenses and other	42.9	33.8
Purchased-gas adjustment	12.0
Deferred income taxes – current	194.5
Total Current Assets	791.0	658.9
Property, plant and equipment	9,172.2	7,741.9
Accumulated depreciation, depletion and amortization	(2,847.7)	(2,643.3)
Net Property, Plant and Equipment	6,324.5	5,098.6
Investment in unconsolidated affiliates	27.3	52.8
Goodwill	70.7	70.7
Regulatory assets	26.8	28.4
Fair value of derivative contracts		7.8
Other noncurrent assets, net	51.7	27.0
Total Assets	$7,292.0	$5,944.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 14.4
Short-term debt	151.1	$ 260.6
Accounts payable and accrued expenses	545.8	564.5
Fair value of derivative contracts	457.6	9.3
Purchased-gas adjustment		58.1
Deferred income taxes – current		4.9
Current portion of long-term debt	58.3	101.3
Total Current Liabilities	1,227.2	998.7
Long-term debt, less current portion	1,920.9	1,021.2
Deferred income taxes	998.6	942.4
Asset retirement obligations	162.4	149.1
Pension and postretirement benefits	105.3	103.5
Fair value of derivative contracts	275.2	22.1
Other long-term liabilities	174.0	129.3
Minority interest	29.4
COMMON SHAREHOLDERS’ EQUITY
Common stock	439.0	429.3
Retained earnings	2,489.9	2,173.9
Accumulated other comprehensive loss	(529.9)	(25.3)
Total Common Shareholders’ Equity	2,399.0	2,577.9
Total Liabilities and Common Shareholders’ Equity	$7,292.0	$5,944.2

See notes accompanying the consolidated financial statements

Questar 2008 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 358.4	$ 263.3
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	229.7	187.0
Deferred income taxes	152.2	88.6
Share-based compensation	8.5	6.2
Abandonment and impairment	16.8	4.1
Net (gain) from asset sales	(3.4)	(0.5)
Minority interest	4.5
(Income) from unconsolidated affiliates	(0.4)	(4.4)
Distributions from unconsolidated affiliates	0.2	3.2
Net mark-to-market (gain) on basis-only swaps	(30.0)	(5.2)
Changes in operating assets and liabilities	(56.4)	9.8
Net Cash Provided From Operating Activities	680.1	552.1

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(1,424.2)	(587.0)
Other investments	(9.0)	(6.5)
Total Capital Expenditures	(1,433.2)	(593.5)
Cash used in disposition of assets	(3.0)	(0.8)
Proceeds from disposition of assets	33.3	5.8
Net Cash Used In Investing Activities	(1,402.9)	(588.5)

FINANCING ACTIVITIES
Common stock issued	3.0	5.5
Common stock repurchased	(14.0)	(7.9)
Long-term debt issued, net of issuance costs	1,491.7
Long-term debt repaid	(643.0)
Change in short-term debt	(109.5)	22.5
Checks outstanding in excess of cash balances	14.4	23.5
Distribution to minority interest	(4.8)
Excess tax benefits from share-based compensation	12.2	9.6
Dividends paid	(42.4)	(41.4)
Other	1.0
Net Cash Provided From Financing Activities	708.6	11.8
Change in cash and cash equivalents	(14.2)	(24.6)
Beginning cash and cash equivalents	14.2	24.6
Ending Cash and Cash Equivalents	$ -	$ -

See notes accompanying the consolidated financial statements

Questar 2008 Form 10-Q

QUESTAR CORPORATION

NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Questar Corporation (Questar or the Company) is a natural gas-focused energy company with five major lines of business – gas and oil exploration and production, midstream field services, energy marketing, interstate gas transportation, and retail gas distribution – which are conducted through its three principal subsidiaries:

•

Questar Market Resources, Inc. (Market Resources) is a subholding company that operates through four principal subsidiaries. Questar Exploration and Production Company (Questar E&P) acquires, explores for, develops and produces natural gas, oil and NGL. Wexpro Company (Wexpro) manages, develops and produces cost-of-service reserves for gas utility affiliate Questar Gas Company. Questar Gas Management Company (Gas Management) provides midstream field services including natural gas-gathering and processing services for affiliates and third parties. Questar Energy Trading Company (Energy Trading) markets equity and third-party natural gas and oil, provides risk-management services and owns and operates an underground gas-storage reservoir.

•

Questar Pipeline Company (Questar Pipeline) provides interstate natural gas-transportation and storage and other energy services.

•

Questar Gas Company (Questar Gas) provides retail natural gas-distribution services in Utah, Wyoming and Idaho.

Questar operates in the Rocky Mountain and Midcontinent regions of the United States and is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange under the symbol STR.

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

The consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior-period financial statements to conform with the current presentation. Rendezvous Gas Services, an affiliate, was consolidated beginning in 2008 as a result of a step acquisition caused by disproportionate ownership.

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

Questar 2008 Form 10-Q

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Weighted-average basic common shares outstanding	172.7	172.0	172.6	171.8
Potential shares issuable under the Long-term Stock Incentive Plan	3.6	3.9	3.7	3.9
Average Diluted Common Shares Outstanding	176.3	175.9	176.3	175.7

Note 4 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP) and accounts for the transactions according to Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment.” First-half share-based compensation expense was $8.5 million in 2008 compared with $6.2 million in 2007. At June 30, 2008, deferred share-based compensation was $27.3 million, of which $25.2 million was attributed to nonvested restricted stock. First-half cash flow from income tax benefits in excess of recognized compensation expense was $12.2 million in 2008 and $9.6 million in 2007. There were 9,852,531 shares available for future grant at June 30, 2008. Nonvested stock options increased by 30,000 shares in the first six months of 2008. The Company uses the Black-Scholes-Merton model in determining the value of stock options for accounting purposes. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2008	4,628,601	$7.50 – $41.08	$15.42
Granted	30,000	53.83	53.83
Exercised	(574,448)	7.50 – 17.55	10.33
Balance at June 30, 2008	4,084,153	$7.50 – $53.83	$16.42

Options Outstanding				Options Exercisable		Nonvested Options
Range of exercise prices	Number outstanding at June 30, 2008	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2008	Weighted-average exercise price	Number nonvested at June 30, 2008	Weighted- average exercise price
$ 7.50 – $ 8.50	521,372	1.4	$ 7.75	521,372	$ 7.75
11.48 – 11.98	907,278	3.7	11.57	907,278	11.57
13.56 – 14.86	1,971,229	3.9	13.71	1,971,229	13.71
17.55 – 24.33	114,274	6.5	23.48	89,274	23.25	25,000	$24.33
38.57 – 53.83	570,000	5.0	39.99			570,000	39.99
	4,084,153	3.8	$16.42	3,489,153	$12.51	595,000	$39.33

Restricted-share grants typically vest in equal installments over a three or four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of nonvested restricted shares at June 30, 2008, was 22 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2008	828,924	$13.56 – $56.65	$36.99
Granted	344,815	53.83 – 70.13	54.54
Distributed	(271,126)	13.56 – 55.42	30.44
Forfeited	(5,118)	25.50 – 62.50	45.78
Balance at June 30, 2008	897,495	$23.34 – $70.13	$45.66

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

	3 Months Ended June 30,		6 Months Ended June 30
	2008	2007	2008	2007
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$349.4	$239.0	$ 649.1	$ 468.8
Wexpro	8.5	4.9	16.8	11.4
Gas Management	72.2	49.4	135.3	93.4
Energy Trading and other	224.3	91.3	463.4	244.9
Market Resources Total	654.4	384.6	1,264.6	818.5
Questar Pipeline	43.3	30.4	88.0	62.1
Questar Gas	159.5	141.7	549.7	548.2
	$857.2	$556.7	$1,902.3	$1,428.8

Revenues from Affiliated Companies
Wexpro	$ 52.3	$ 42.1	$ 98.7	$ 82.8
Gas Management	5.5	4.1	11.3	8.4
Energy Trading and other	226.4	133.3	408.1	289.3
Market Resources Total	284.2	179.5	518.1	380.5
Questar Pipeline	18.7	19.3	38.2	39.9
Questar Gas	2.3	2.1	4.3	3.2
	$305.2	$200.9	$560.6	$423.6

Operating Income
Questar E&P	$186.8	$119.9	$338.8	$237.0
Wexpro	28.2	22.5	53.6	43.9
Gas Management	37.8	22.8	70.9	41.6
Energy Trading and other	7.1	7.9	19.3	16.1
Market Resources Total	259.9	173.1	482.6	338.6
Questar Pipeline	23.6	21.4	56.1	45.2
Questar Gas	1.1	1.9	54.5	52.8
Corporate		1.0		1.1
	$284.6	$197.4	$593.2	$437.7

Net Income (Loss)
Questar E&P	$116.8	$ 66.7	$213.3	$143.9
Wexpro	18.8	14.7	35.0	28.6
Gas Management	21.7	14.9	40.2	27.3
Energy Trading and other	4.8	5.8	12.9	11.8
Market Resources Total	162.1	102.1	301.4	211.6
Questar Pipeline	12.7	10.0	28.6	21.2
Questar Gas	(2.0)	(1.1)	28.6	28.0
Corporate	(0.2)	1.2	(0.2)	2.5
	$172.6	$112.2	$358.4	$263.3

Questar 2008 Form 10-Q

	June 30,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,639.2	$2,526.4
Wexpro	526.6	459.8
Gas Management	675.0	487.1
Energy Trading and other	252.2	207.7
Market Resources Total	5,093.0	3,681.0
Questar Pipeline	1,072.0	1,092.8
Questar Gas	1,118.5	1,163.0
Corporate	8.5	7.4
	$7,292.0	$5,944.2

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

	2008	2007
	(in millions)
ARO liability at January 1,	$149.1	$132.4
Accretion	4.7	4.1
Liabilities incurred	7.9	4.1
Revisions	1.5	1.3
Liabilities settled	(0.8)	(1.0)
ARO Liability at June 30,	$162.4	$140.9

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

Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

Questar 2008 Form 10-Q

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$ 2.4	$ 2.6	$ 4.8	$ 5.3
Interest cost	6.6	5.9	13.2	11.9
Expected return on plan assets	(6.8)	(6.0)	(13.6)	(12.1)
Prior service and other costs	0.3	0.3	0.6	0.6
Recognized net-actuarial loss	0.8	1.5	1.6	3.0
Settlement costs		0.2		0.3
Pension Expense	$ 3.3	$ 4.5	$ 6.6	$ 9.0

The Company currently estimates a $4.8 million expense for postretirement benefits other than pensions in 2008. Expense components are listed below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$ 0.2	$ 0.3	$ 0.4	$ 0.5
Interest cost	1.2	1.1	2.4	2.3
Expected return on plan assets	(0.9)	(0.7)	(1.7)	(1.5)
Amortization of transition obligation	0.5	0.4	0.9	0.9
Amortization of losses				0.1
Accretion of regulatory liability	0.2	0.2	0.4	0.4
Postretirement Benefits Expense	$ 1.2	$ 1.3	$ 2.4	$ 2.7

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

The following table discloses the Level 2 fair value of derivative contracts at June 30, 2008. The fair value of these derivative contracts is based on market prices posted on the NYMEX on the last trading day of the reporting period.

Level 2
June 30, 2008
(in millions)
Assets
Fair value of derivative contracts - short term	$ 4.2
Liabilities
Fair value of derivative contracts - short term	457.6
Fair value of derivative contracts - long term	275.2

Questar 2008 Form 10-Q

Note 9 – Questar E&P Property Acquisitions and Divestitures

On February 29, 2008, Questar E&P acquired significant natural gas development properties in northwest Louisiana for an aggregate purchase price of $659 million, subject to pending customary post-closing adjustments based on an effective date of January 1, 2008. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the properties were included in net income from the closing date of the acquisition. The transaction was initially funded with short-term bank debt. In conjunction with the acquisition, the company identified certain outside-operated producing properties and leaseholds in the Gulf Coast region of South Texas for divestiture, representing 1,505 net acres. These properties contributed 2.75 Bcfe to Questar E&P first-half 2008 net production. For income tax purposes, the company structured a portion of the purchase of the Louisiana properties and the July 31, 2008, sale of the Texas properties as a reverse like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. In the third quarter of 2008, the company expects to recognize a pre-tax gain on the sale of the Texas properties of approximately $54.6 million.

Note 10 – Financings

In March 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission (SEC) to sell up to $700 million of debt securities and to use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. Also in March 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At June 30, 2008, there was $250 million outstanding under the credit facility. In April 2008, Market Resources sold $450 million of 10-year notes with a 6.8% interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce short-term bank debt described in Note 9.

In November 2007, Questar Pipeline filed a shelf registration with the SEC to sell up to $200 million of debt securities with intent to use the net proceeds from the sale of the securities to repay intercompany demand notes as well as for general corporate purposes, including working capital and capital expenditures. In January 2008, Questar Pipeline sold $200 million of 10-year notes with a 5.83% interest rate.

In February 2008, Questar Gas filed a shelf registration with the SEC to sell up to $150 million of debt securities and to use the net proceeds to repay intercompany demand notes, to repay debt maturing in early 2008 and to finance certain capital expenditures as well as for general corporate purposes, including working capital. In March 2008, Questar Gas sold $50 million of 10-year notes with a 6.3% interest rate and $100 million of 30-year notes with a 7.2% interest rate.

Note 11 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of gas- and oil-price derivatives and recognition of the under-funded position of pension and other postretirement benefit plans. Comprehensive income (loss) is shown below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$172.6	$112.2	$358.4	$263.3
Other comprehensive (loss)
Net unrealized gain (loss) on derivatives	(501.6)	7.1	(812.5)	(115.5)
Income taxes	190.1	(2.7)	307.9	43.6
Net Other Comprehensive Income (Loss)	(311.5)	4.4	(504.6)	(71.9)
Total Comprehensive Income (Loss)	($138.9)	$116.6	($146.2)	$191.4

The components of accumulated other comprehensive loss, net of income taxes, shown on the Consolidated Balance Sheets are as follows:

Questar 2008 Form 10-Q

	June 30,	December 31,
	2008	2007	Change
	(in millions)
Net unrealized gain (loss) on derivatives	($473.6)	$ 31.0	($504.6)
Pension liability	(47.5)	(47.5)
Postretirement benefits liability	(8.8)	(8.8)
Accumulated Other Comprehensive (Loss)	($529.9)	($25.3)	($504.6)

Note 12 – Recent Accounting Pronouncement

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, of SFAS 161.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar’s financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in Questar’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions, except per share amounts)
Exploration and Production
Questar E&P	$116.8	$ 66.7	$50.1	$213.3	$143.9	$69.4
Wexpro	18.8	14.7	4.1	35.0	28.6	6.4
Midstream Field Services -– Gas Management	21.7	14.9	6.8	40.2	27.3	12.9
Energy Marketing – Energy Trading and other	4.8	5.8	(1.0)	12.9	11.8	1.1
Market Resources Total	162.1	102.1	60.0	301.4	211.6	89.8
Interstate Gas Transportation – Questar Pipeline	12.7	10.0	2.7	28.6	21.2	7.4
Retail Gas Distribution – Questar Gas	(2.0)	(1.1)	(0.9)	28.6	28.0	0.6
Corporate	(0.2)	1.2	(1.4)	(0.2)	2.5	(2.7)
Net Income	$172.6	$112.2	$60.4	$358.4	$263.3	$95.1
Earnings per diluted share	$ 0.98	$ 0.64	$0.34	$ 2.03	$ 1.50	$0.53
Average diluted shares	176.3	175.9	0.4	176.3	175.7	0.6

Questar 2008 Form 10-Q

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Natural gas sales	$284.6	$199.6	$85.0	$524.4	$395.0	$129.4
Oil and NGL sales	63.4	38.0	25.4	121.8	71.1	50.7
Other	1.4	1.4		2.9	2.7	0.2
Total Revenues	349.4	239.0	110.4	649.1	468.8	180.3
OPERATING EXPENSES
Operating and maintenance	30.2	22.0	8.2	58.2	42.7	15.5
General and administrative	16.1	15.8	0.3	30.3	28.0	2.3
Production and other taxes	32.0	14.6	17.4	59.0	30.8	28.2
Depreciation, depletion and amortization	76.4	60.7	15.7	148.2	119.7	28.5
Exploration	3.8	3.1	0.7	7.3	5.1	2.2
Abandonment and impairment	3.6	2.1	1.5	6.2	4.1	2.1
Natural gas purchases	0.1	0.7	(0.6)	0.5	1.4	(0.9)
Total Operating Expenses	162.2	119.0	43.2	309.7	231.8	77.9
Net (loss) from asset sales	(0.4)	(0.1)	(0.3)	(0.6)		(0.6)
Operating Income	$186.8	$119.9	$66.9	$338.8	$237.0	$101.8
Operating Statistics
Production volumes
Natural gas (Bcf)	35.8	30.9	4.9	70.6	61.8	8.8
Oil and NGL (MMbbl)	0.8	0.7	0.1	1.6	1.4	0.2
Total production (Bcfe)	40.6	35.5	5.1	80.1	70.4	9.7
Average daily production (MMcfe)	446.4	389.9	56.5	440.1	389.1	51.0
Average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$7.94	$6.45	$1.49	$7.43	$6.39	$1.04
Oil and NGL (per bbl)	$79.48	$50.55	$28.93	$76.85	$49.63	$27.22

Questar E&P reported net income of $116.8 million in the second quarter of 2008, up 75% from $66.7 million in the 2007 quarter. Net income for the first half of 2008 rose 48% to $213.3 million compared to $143.9 million a year earlier. Higher realized natural gas, crude oil and NGL prices and growing production more than offset a 21% increase in first-half average production costs.

Questar E&P production volumes totaled 40.6 Bcfe in the second quarter of 2008, a 14% increase compared to the year-earlier period. For the first six months of 2008 production volumes increased to 80.1 Bcfe, a 14% increase compared to the year-earlier period. Natural gas is Questar E&P’s primary focus and comprised approximately 88% of 2008 production on an energy-equivalent basis. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in Bcfe)
Pinedale Anticline	12.5	11.5	1.0	25.8	23.6	2.2
Uinta Basin	6.1	6.6	(0.5)	12.8	12.6	0.2

Questar 2008 Form 10-Q

Rockies Legacy	5.0	4.9	0.1	9.9	9.4	0.5
Rocky Mountain Total	23.6	23.0	0.6	48.5	45.6	2.9
Midcontinent	17.0	12.5	4.5	31.6	24.8	6.8
Total Questar E&P	40.6	35.5	5.1	80.1	70.4	9.7

Questar E&P production from the Pinedale Anticline in western Wyoming grew 9% to 25.8 Bcfe in the first six months of 2008 as a result of ongoing development drilling. Pinedale seasonal access restrictions imposed by the Bureau of Land Management limit the ability to drill and complete wells during the mid-November to early May period.

In the Uinta Basin, first-half production grew 2% to 12.8 Bcfe in 2008 as the Company completed and turned 19 new wells to sales in 2008. Second quarter production volumes were adversely impacted by connection of new, deep, high-pressure wells to the existing gathering infrastructure. Connection of the new deep wells resulted in high gathering-system pressure that negatively impacted production from existing shallower and lower producing-pressure Wasatch/Mesaverde wells. Gathering infrastructure improvements are underway to address the situation, but permitting could delay installation until early 2009.

First-half 2008 Rockies Legacy production was 9.9 Bcfe, 0.5 Bcfe higher than the year-ago period. Increased production volumes were driven by new wells and the acquisition of additional interests in the Wamsutter area and a new well in the Williston Basin. Questar E&P Rockies Legacy properties include all Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

First-half 2008 Midcontinent production was 31.6 Bcfe, a 27% increase over first-half 2007 volumes. Midcontinent production growth was driven by leasehold acquisitions and ongoing infill-development drilling in northwest Louisiana, and the continued development of the Granite Wash/Atoka/Morrow play in the Texas Panhandle.

Realized prices for natural gas, oil and NGL at Questar E&P were higher when compared to the prior year. In 2008, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $7.43 per Mcf compared to $6.39 per Mcf for the same period in 2007, a 16% increase. Realized oil and NGL prices in 2008 averaged $76.85 per bbl, compared with $49.63 per bbl during the prior year period, a 55% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Natural gas (per Mcf)
Rocky Mountains	$ 7.36	$ 5.83	$ 1.53	$ 6.85	$ 5.85	$ 1.00
Midcontinent	8.76	7.58	1.18	8.34	7.37	0.97
Volume-weighted average	7.94	6.45	1.49	7.43	6.39	1.04
Oil and NGL (per bbl)
Rocky Mountains	$82.39	$51.81	$30.58	$78.44	$50.01	$28.43
Midcontinent	75.69	48.21	27.48	74.75	48.88	25.87
Volume-weighted average	79.48	50.55	28.93	76.85	49.63	27.22

Questar E&P hedged or pre-sold approximately 83% of gas production in the first half of 2008 and hedged or pre-sold 70% of gas production in the comparable 2007 period. Hedging decreased Questar E&P gas revenues by $37.1 million in 2008 and increased revenues $90.1 million in 2007. Approximately 53% of 2008 and 64% of 2007 Questar E&P oil production was hedged or pre-sold. Oil hedges reduced oil revenues by $23.1 million in 2008 and $0.7 million in 2007.

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. During the second quarter of 2008, Questar E&P hedged additional Rocky Mountain natural gas basis through 2011. The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Derivative positions as of June 30, 2008, are summarized in Item 3 of Part I in this Quarterly Report on Form 10-Q.

Questar 2008 Form 10-Q

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease-operating expense, general and administrative expense, allocated interest expense and production taxes) per Mcfe of production increased 25% to $4.21 per Mcfe in the second quarter of 2008 versus $3.36 per Mcfe in 2007. First half 2008 production costs per Mcfe increased $0.70 or 21% compared to the 2007 period. Questar E&P production costs are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.88	$1.71	$0.17	$1.85	$1.70	$0.15
Lease operating expense	0.74	0.62	0.12	0.73	0.61	0.12
General and administrative expense	0.40	0.44	(0.04)	0.38	0.40	(0.02)
Allocated interest expense	0.40	0.18	0.22	0.33	0.18	0.15
Production taxes	0.79	0.41	0.38	0.73	0.43	0.30
Total Production Costs	$4.21	$3.36	$0.85	$4.02	$3.32	$0.70

Production volume-weighted average depreciation, depletion and amortization per Mcfe (DD&A rate) increased due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment. The DD&A rate also increased due to the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from recently acquired, higher-cost fields in the Midcontinent. Lease operating expense per Mcfe increased due to higher costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe decreased as production growth outstripped increases in expenses. Allocated interest expense per Mcfe of production increased primarily due to financing costs related to the first-quarter acquisition of significant natural gas development properties in northwest Louisiana. Production taxes per Mcfe were higher due to higher natural gas and oil sales prices in the 2008 periods. Production taxes are based on a percentage of sales prices before the impact of hedges.

Questar E&P exploration expense increased $0.7 million or 23% in the second quarter of 2008 compared to 2007. Abandonment and impairment expense increased $1.5 million, or 71% in 2008 compared to 2007. For the first half of 2008, Questar E&P exploration expense increased $2.2 million or 43% compared to 2007. Abandonment and impairment expense increased $2.1 million, or 51% in 2008 compared to 2007.

Major Questar E&P Operating Areas

Pinedale Anticline

As of June 30, 2008, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 276 producing wells on the Pinedale Anticline compared to 213 at the end of the second quarter of 2007. Of the 276 producing wells, Questar E&P has working interests in 254 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 81 of the 276 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208-acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2007, Questar E&P had booked 355 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 1,033.9 Bcfe, or 55% of Questar E&P total proved reserves. The Company is evaluating the economic potential of development on five-acre density at Pinedale. In January 2008, the WOGCC approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of Market Resources Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the Company currently estimates up to 1,500 additional wells will be required to fully develop the Lance Pool on its acreage.

On June 27, 2008, the United States Bureau of Land Management issued a Final Supplemental Environmental Impact Statement (FSEIS) for proposed long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the FSEIS, Questar E&P and Wexpro would be allowed to operate and drill and complete wells year-round in one of the three Concentrated Development Areas in the PAPA. The final Record of Decision, which will contain the detailed regulations governing ongoing development of the PAPA, is expected during the third quarter of 2008.

Uinta Basin

As of June 30, 2008, Questar E&P had an operating interest in 885 producing wells in the Uinta Basin of eastern Utah, compared to 861 at June 30, 2007. At December 31, 2007, Questar E&P had booked 123 proved undeveloped locations and reported

Questar 2008 Form 10-Q

estimated net proved reserves in the Uinta Basin of 301.2 Bcfe or 16% of Questar E&P total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 250,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Company Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 158.6 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2007. Exploration and development activity is planned for 2008 in the San Juan, Paradox, Powder River, Green River, Vermillion and Williston Basins.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas. With the exception of northwest Louisiana and the Granite Wash play in the Texas Panhandle, Questar E&P Midcontinent leasehold interests are highly fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 373.9 Bcfe or 20% of Questar E&P total proved reserves at December 31, 2007.

Questar E&P continues infill-development drilling in northwest Louisiana and as of June 30, 2008, had 9 operated rigs drilling in the project area. As of June 30, 2008, Questar E&P operated or had working interests in 386 producing wells in northwest Louisiana compared to 263 at June 30, 2007.

Wexpro

Wexpro reported net income of $18.8 million in the second quarter of 2008 compared to $14.7 million in the 2007 quarter, a 28% increase. For the first half of 2008, net income was $35.0 million compared to $28.6 million a year earlier. Wexpro results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). The Wexpro investment base at June 30, 2008, was $346.4 million, an increase of $79.2 million or 30% since June 30, 2007.

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Gathering	$35.6	$28.8	$ 6.8	$70.8	$56.4	$14.4
Processing	42.1	24.7	17.4	75.8	45.4	30.4
Total Revenues	77.7	53.5	24.2	146.6	101.8	44.8
OPERATING EXPENSES
Operating and maintenance	27.2	21.4	5.8	51.3	43.2	8.1
General and administrative	5.6	4.1	1.5	10.7	7.2	3.5
Production and other taxes	0.5	0.4	0.1	0.8	0.7	0.1
Depreciation, depletion and amortization	6.6	4.8	1.8	12.9	9.1	3.8
Total Operating Expenses	39.9	30.7	9.2	75.7	60.2	15.5
Operating Income	$37.8	$22.8	$15.0	$70.9	$41.6	$29.3
Operating Statistics
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	54.7	44.3	10.4	106.0	83.9	22.1
For affiliated customers	38.0	31.4	6.6	75.3	68.9	6.4
Total Gas Gathering Volumes	92.7	75.7	17.0	181.3	152.8	28.5
Gas gathering revenue (per MMBtu)	$0.31	$0.32	($0.01)	$0.31	$0.31

Questar 2008 Form 10-Q

Natural gas processing volumes
NGL sales (MMgal)	24.8	20.2	4.6	46.2	38.0	8.2
NGL sales price (per gal)	$1.41	$0.95	$0.46	$1.32	$0.92	$0.40
Fee-based processing volumes (in millions of MMBtu)		.
For unaffiliated customers	17.7	12.1	5.6	42.4	20.7	21.7
For affiliated customers	25.5	21.3	4.2	51.0	43.3	7.7
Total Fee-Based Processing Volumes	43.2	33.4	9.8	93.4	64.0	29.4
Fee-based processing (per MMBtu)	$0.15	$0.15		$0.14	$0.15	($0.01)

Gas Management, which provides gas-gathering and processing-services, grew net income 46% to $21.7 million in the second quarter of 2008 compared to $14.9 million in the same period of 2007. Net income was $40.2 million in the first half of 2008 compared to $27.3 million in the 2007 period. Net income growth was driven by higher gathering and processing margins.

Total gathering margins (revenues minus direct gathering expenses) for the second quarter of 2008 increased 66% to $28.8 million compared to $17.3 million in 2007 and for the first six months of 2008 increased 64% to $55.8 million compared to $34.1 million in 2007. Gathering volumes increased 17.0 million MMBtu, or 22% to 92.7 million MMBtu in the second quarter of 2008 and 28.5 million MMBtu, or 19% to 181.3 million MMBtu in the first half of 2008 compared to the 2007 periods. Operations of Rendezvous Gas Services, formerly an unconsolidated affiliate, were consolidated with Gas Management beginning in 2008 and contributed 10.9 million MMBtu in the second quarter and 20.0 million MMBtu in the first half to the increased volumes. Rendezvous Gas Services provides gas gathering services for the Pinedale and Jonah producing areas. Expanding Pinedale production, new projects serving third parties in the Uinta Basin and the consolidation of Rendezvous Gas Services contributed to a 26% increase in third-party volumes in the first half of 2008.

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the second quarter of 2008 increased 48% to $21.7 million compared to $14.7 million in 2007 and increased 62% to $39.5 million compared to $24.4 million in the first half of 2008 compared with the 2007 period. Fee-based gas processing volumes were 43.2 million MMBtu in the second quarter of 2008, a 29% increase compared to the 2007 quarter and 93.4 million MMBtu in the first half of 2008, a 46% increase compared to the first half of 2007. For the second quarter of 2008, fee-based gas processing revenues increased 31% or $1.5 million, while frac spread from keep-whole processing increased 44% or $5.2 million. Fee-based gas processing revenues increased 41% or $3.9 million in the first-half comparison, while frac spread from keep-whole processing increased 58% or $10.7 million. Approximately 75% of Gas Management first half 2008 net operating revenue (revenue minus processing plant-shrink) was derived from fee-based contracts, down from 78% in the 2007 period.

Gas Management uses forward sales contracts to further reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced first-half NGL sales by $1.4 million in 2008 and by $0.1 million in 2007.

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $4.8 million in the second quarter of 2008, a decrease of 17% compared to the year-earlier period. Lower natural gas-price volatility combined with lower transportation and storage margins led to the decrease from the 2007 quarter. For the first half of 2008, net income was $12.9 million, a 9% increase compared to the first half of 2007. Higher trading and storage margins related to gas-price volatility in the Rockies during the first quarter of 2008 drove the increase in net income in the first half of 2008. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), for the first six months totaled $19.1 million for 2008 compared to $18.2 million for the 2007 period, a 5% increase. Gross marketing margin for the second quarter of 2008 was $7.1 million a 24% decrease from the 2007 period. Revenues from unaffiliated customers were $463.4 million in the first half of 2008 compared to $244.9 million in the 2007 period, an 89% increase, primarily the result of higher natural gas prices. The weighted-average natural gas sales price increased 60% in 2008 to $7.74 per MMBtu, compared to $4.85 per MMBtu for the 2007 period.

INTERSTATE GAS TRANSPORTATION – Questar Pipeline

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported second quarter 2008 net income of $12.7 million compared with $10.0 million in 2007. For the first half of 2008, net income was $28.6 million, compared with $21.2 million in 2007. Operating income increased $2.2 million, or 10%, in the second quarter 2008 compared to the year-earlier quarter. For the first half of 2008, operating income was 24% higher compared to the year-earlier period, due primarily to transportation-system expansions that were placed in service in late 2007. Following is a summary of Questar Pipeline financial and operating results:

Questar 2008 Form 10-Q

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Transportation	$43.2	$31.3	$11.9	$87.4	$62.2	$25.2
Storage	9.3	9.4	(0.1)	18.9	19.0	(0.1)
Gas processing	1.0	2.1	(1.1)	2.7	4.1	(1.4)
NGL sales	3.4	1.6	1.8	7.4	4.1	3.3
Energy services	4.3	3.6	0.7	7.8	8.3	(0.5)
Other	0.8	1.7	(0.9)	2.0	4.3	(2.3)
Total Revenues	62.0	49.7	12.3	126.2	102.0	24.2
OPERATING EXPENSES
Operating and maintenance	9.9	9.5	0.4	20.9	18.8	2.1
General and administrative	8.6	7.8	0.8	16.2	14.9	1.3
Depreciation and amortization	10.5	8.6	1.9	21.3	17.2	4.1
Asset impairment	10.6		10.6	10.6		10.6
Other taxes	2.1	1.9	0.2	4.3	4.1	0.2
Cost of goods sold	0.6	0.7	(0.1)	0.8	2.3	(1.5)
Operating Expenses	42.3	28.5	13.8	74.1	57.3	16.8
Net gain from asset sales	3.9	0.2	3.7	4.0	0.5	3.5
Operating Income	$23.6	$21.4	$2.2	$56.1	$45.2	$10.9
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	157.7	84.0	73.7	287.5	160.9	126.6
For Questar Gas	30.1	25.4	4.7	73.3	67.5	5.8
For other affiliated customers	1.5	3.9	(2.4)	2.4	8.6	(6.2)
Total Transportation	189.3	113.3	76.0	363.2	237.0	126.2
Transportation revenue (per dth)	$0.23	$0.28	($0.05)	$0.24	$0.26	($0.02)
Firm daily transportation demand at June 30 (Mdth)	3,124	2,240	884
Natural gas processing
NGL sales (MMgal)	1.5	1.4	0.1	4.0	3.9	0.1
NGL sales price (per gal)	$2.24	$1.20	$1.04	$1.85	$1.05	$0.80

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the second quarter and first half of 2008 compared with the same periods in 2007:

	Change in Revenues
	3 Months Ended June 30, 2008	6 Months Ended June 30, 2008
	(in millions)
Transportation
New capacity lease	$ 7.3	$ 14.6
New transportation contracts	5.3	11.1
Expired transportation contracts	(1.0)	(2.2)
Other	0.3	1.7

Questar 2008 Form 10-Q

Gas processing	(1.1)	(1.4)
NGL sales	1.8	3.3
Energy services	0.7	(0.5)
Other	(1.0)	(2.4)
Increase	$12.3	$24.2

As of June 30, 2008, Questar Pipeline had firm-transportation contracts of 3,124 Mdth per day compared with 2,240 Mdth per day as of June 30, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. The southern system expansion increased Questar Pipeline first-half 2008 firm-transport demand by 175 Mdth per day and first-half 2008 revenues by $8.3 million compared to the year-earlier period. In December 2007, Questar Overthrust Pipeline placed the Wamsutter expansion project into service. The Wamsutter expansion increased Questar Overthrust Pipeline first-half 2008 firm-transport demand by 750 Mdth per day and first-half 2008 revenues by $15.8 million compared to the year-earlier period.

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

NGL sales more than doubled in the second quarter of 2008 and were 80% higher in the first half of 2008 over the same periods in 2007 due primarily to higher NGL prices.

Expenses

Operating and maintenance expenses increased by 4% in the second quarter of 2008 and 11% in the first half of 2008 compared to the same periods in 2007. The increase was a result of system expansions and higher labor and service costs. General and administrative expenses increased by 10% to $8.6 million in the second quarter and 9% to $16.2 million in the first half of 2008. Operating, maintenance, general and administrative expenses per dth transported declined to $0.10 in the first half of 2008 compared with $0.14 in the first half of 2007 because transportation volumes increased 53%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 22% in the second quarter of 2008 and 24% in the first half of 2008 compared to the 2007 periods due to investment in pipeline expansions.

Sale of processing plant and gathering lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net investment in these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

Salt cavern storage project impairment

Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project.

RETAIL GAS DISTRIBUTION – Questar Gas

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported a net loss of $2.0 million in the second quarter of 2008 compared with a loss of $1.1 million in the second quarter of 2007. Net income was $28.6 million in the first half of 2008 compared with $28.0 million in the first half of 2007. Operating income decreased $0.8 million in the second quarter of 2008 compared to 2007. First-half 2008 operating income increased $1.7 million due primarily to higher revenues from new-customer growth. Following is a summary of Questar Gas financial and operating results:

Questar 2008 Form 10-Q

	3 Months Ended June 30,			6 Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Residential and commercial sales	$142.0	$128.2	$13.8	$518.0	$520.4	($2.4)
Industrial sales	3.1	2.3	0.8	6.0	5.1	0.9
Transportation for industrial customers	2.1	2.3	(0.2)	4.4	4.6	(0.2)
Service	1.6	1.6		3.2	3.4	(0.2)
Other	13.0	9.4	3.6	22.4	17.9	4.5
Total Revenues	161.8	143.8	18.0	554.0	551.4	2.6
Cost of natural gas sold	116.8	101.4	15.4	409.6	412.4	(2.8)
Margin	45.0	42.4	2.6	144.4	139.0	5.4
Other operating expenses
Operating and maintenance	19.5	16.2	3.3	41.3	37.3	4.0
General and administrative	10.5	11.1	(0.6)	21.0	22.6	(1.6)
Depreciation and amortization	10.3	9.6	0.7	20.5	19.1	1.4
Other taxes	3.6	3.6		7.1	7.2	(0.1)
Total Other Operating Expenses	43.9	40.5	3.4	89.9	86.2	3.7
Operating Income	$ 1.1	$ 1.9	$ (0.8)	$ 54.5	$ 52.8	$ 1.7
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	19.2	15.1	4.1	69.1	61.0	8.1
Industrial sales	0.5	0.4	0.1	0.9	0.8	0.1
Transportation for industrial customers	13.4	11.0	2.4	29.4	20.9	8.5
Total Industrial	13.9	11.4	2.5	30.3	21.7	8.6
Total Deliveries	33.1	26.5	6.6	99.4	82.7	16.7
Natural gas revenue (per dth)
Residential and commercial sales	$7.41	$8.51	($1.10)	$7.50	$8.53	($1.03)
Industrial sales	6.92	5.88	1.04	6.75	6.39	0.36
Transportation for industrial customers	$0.16	$0.21	($0.05)	$0.15	$0.22	($0.07)
Colder (warmer) than normal temperatures	31%	(16%)	47%	16%	normal	16%
Temperature-adjusted usage per customer (dth)	16.4	16.8	(0.4)	65.6	65.4	0.2
Customers at June 30 (thousands)	881.5	862.1	19.4

Margin Analysis

Questar Gas margin (revenues less gas costs) increased $2.6 million in the second quarter of 2008 compared to the second quarter of 2007 and $5.4 million in the first half of 2008 compared to the first half of 2007. Following is a summary of major changes in Questar Gas margin:

	Change in Margin
	3 Months Ended June 30, 2008	6 Months Ended June 30, 2008
	(in millions)
New customers	$0.9	$2.9
Conservation-enabling tariff	(1.2)	(2.3)
Change in usage per customer		2.8
Demand-side management cost recovery	0.4	1.6
Recovery of gas-cost portion of bad-debt costs	1.5	0.6

Questar 2008 Form 10-Q

Other	1.0	(0.2)
Increase	$2.6	$5.4

At June 30, 2008, Questar Gas served 881,505 customers, up from 862,053 at June 30, 2007. New-customer growth increased margin by $2.9 million in the first half of 2008.

Temperature-adjusted usage per customer decreased 2% in the second quarter of 2008 and increased slightly in the first half of 2008 compared to the same periods of 2007. The impact on the company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET) that was approved by the PSCU beginning 2006. The CET resulted in a margin decrease of $2.3 million in the first half of 2008, partially offsetting the $2.8 million increase in margin resulting from usage per customer.

Weather, as measured in degree days, was 31% colder than normal in the second quarter of 2008 and 16% colder than normal in the first half of 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold increased 15% in the second quarter of 2008 due to increased sales volumes. Cost of natural gas sold declined 1% in the first half of 2008 compared to 2007. Lower gas cost per dth more than offset a 13% increase in volumes sold in the first half of 2008. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2008, Questar Gas had a $12.0 million under-collected balance in the purchased-gas adjustment account representing costs incurred that exceeded costs recovered from customers.

Operating and maintenance expenses increased 20% in the second quarter of 2008 and 11% in the first half of 2008 compared to the same periods of 2007. Higher operating and maintenance expense was due primarily to higher bad-debt costs. General and administrative expenses decreased 7% in the 2008 first half. Operating, maintenance, general and administrative expenses per customer were $71 in the first half of 2008 compared to $69 in the first half of 2007.

Depreciation expense increased 7% in the second quarter of 2008 and the first half of 2008 compared to the 2007 periods. The increase in depreciation expense was primarily the result of plant additions from customer growth and system expansion.

General Rate Case

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The company subsequently modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced the Questar Gas’s allowed return on equity from 11.2% to 10%. The new rates will be effective in mid-August 2008.

Consolidated Results after Operating Income

Interest and other income

In the second quarter of 2008, Questar Pipeline received the final cash payment on a note receivable resulting from the May 2005 sale of a business. Gain on collection of the note receivable and related interest amounted to $3.7 million.

Interest expense

Interest expense rose 84% in the second quarter of 2008 and 63% in the first half of 2008 compared to a year earlier periods due primarily to financing activities associated with the purchase of natural gas development properties in northwest Louisiana and pipeline expansions.

Net mark-to-market gain on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized a pre-tax net mark-to-market gain of $30.0 million on natural gas basis-only swaps in the first half of 2008 compared to a pre-tax $5.2 million gain in the first half of 2007.

Income taxes

The effective combined federal and state income tax rate was 37.3% in the first half of 2008 compared with 36.9% in the 2007 period.

Questar 2008 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased 23% in the first half of 2008 compared to the first half of 2007 due to higher net income and noncash adjustments to net income. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization, and deferred income taxes. Cash sources from operating assets and liabilities were lower in 2008 primarily due to changes in the purchase-gas adjustment account. Net cash provided from operating activities is presented below:

	6 Months Ended June 30,
	2008	2007	Change
	(in millions)
Net income	$358.4	$263.3	$95.1
Noncash adjustments to net income	378.1	279.0	99.1
Changes in operating assets and liabilities	(56.4)	9.8	(66.2)
Net Cash Provided From Operating Activities	$680.1	$552.1	$128.0

Investing Activities

A comparison of capital expenditures for the first half of 2008 and 2007 plus a forecast for calendar year 2008 are presented below:

				Forecast
	6 Months Ended June 30,			12 Months Ended December 31,
	2008	2007	Change	2008
	(in millions)
Questar E&P	$1,122.0	$316.2	$805.8	$1,837.0
Wexpro	63.2	35.4	27.8	130.8
Gas Management	134.9	59.1	75.8	400.0
Questar Pipeline	29.6	124.2	(94.6)	120.4
Questar Gas	82.3	57.5	24.8	136.4
Other	1.2	1.1	0.1	1.3
Total	$1,433.2	$593.5	$839.7	$2,625.9

Property acquisitions and associated expanded drilling increased Questar E&P capital expenditures for the first half of 2008 compared to the 2007 period.

Financing Activities

In the first half of 2008, net cash used in investing activities of $1,402.9 million exceeded net cash flow from operating activities of $680.1 million. The $722.8 million difference was primarily the result of the February 2008 $659 million acquisition of natural gas development properties in northwest Louisiana. Long-term debt increased by a net change of $848.7 million and short-term debt decreased by a net change of $109.5 million in the first half of 2008.

In March 2008, Market Resources entered into a new $800 million five-year revolving-credit facility and in April 2008, sold $450 million of 10-year notes with a 6.8% coupon interest rate. Proceeds from the sale of the notes and funds available under the revolving-credit facility were used to repay short-term bank debt.

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

Combined short-term and long-term debt was 47% of total capital at June 30, 2008. The Company had $380 million of short-term lines of credit available to support Questar’s commercial paper program. There was $151.1 million of commercial paper outstanding on June 30, 2008. Market Resources had unused capacity of $550 million on a long-term revolving-credit facility with banks at June 30, 2008.

Questar 2008 Form 10-Q

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

Commodity-Price Risk Management

Market Resources uses gas- and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and a portion of Energy Trading gas- and oil-marketing transactions.

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Market Resources hedges natural gas and oil prices to support rate of return and cash-flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

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

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges under the accounting provisions of SFAS 133 as amended and interpreted. Changes in the fair value of cash-flow hedges are recorded on the Consolidated Balance Sheets and in accumulated other comprehensive income (loss) until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources uses natural gas basis-only swaps to manage the risk of widening-basis differentials in the Rocky Mountains. These contracts are marked to market with any change in the valuation recognized in the determination of net income.

A summary of the Market Resources derivative positions for equity production as of June 30, 2008, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
				Estimated
	Gas (Bcf) fixed-price swaps			Average price per Mcf, net to the well
2008
Second half	40.2	26.3	66.5	$7.06	$8.32	$7.56

2009
First half	32.7	29.5	62.2	$7.24	$8.12	$7.66
Second half	33.3	30.0	63.3	7.24	8.12	7.66
12 months	66.0	59.5	125.5	7.24	8.12	7.66

Questar 2008 Form 10-Q

2010
First half	6.7	26.2	32.9	$6.88	$8.09	$7.84
Second half	6.8	26.6	33.4	6.88	8.09	7.84
12 months	13.5	52.8	66.3	6.88	8.09	7.84
				Estimated
	Gas (Bcf) basis-only swaps			Average basis per Mcf vs. NYMEX
2008
Second half	1.7		1.7	$1.83		$1.83

2009
First half	11.0	1.7	12.7	$2.68	$1.08	$2.47
Second half	11.2	1.7	12.9	2.68	1.08	2.47
12 months	22.2	3.4	25.6	2.68	1.08	2.47

2010
First half	30.2	1.7	31.9	$3.39	$0.94	$3.27
Second half	30.7	1.7	32.4	3.39	0.94	3.27
12 months	60.9	3.4	64.3	3.39	0.94	3.27

2011
First half	45.3		45.3	$2.29		$2.29
Second half	46.1		46.1	2.29		2.29
12 months	91.4		91.4	2.29		2.29

				Estimated
	Oil (Mbbl) fixed-price swaps			Average price per bbl, net to the well
2008
Second half	423	221	644	$67.39	$70.77	$68.55

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.95
12 months	438	292	730	60.55	66.55	62.95

As of June 30, 2008, Market Resources held commodity-price hedging contracts covering about 317.7 million MMBtu of natural gas, 1.4 million barrels of oil and basis-only swaps on an additional 183.0 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 310.6 million MMBtu of natural gas, 2.2 million barrels of oil, 16.4 million gallons of NGL and natural gas basis-only swaps on an additional 60.4 Bcf. Changes in the fair value of derivative contracts from December 31, 2007 to June 30, 2008 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at December 31, 2007	$ 50.7	$ 3.8	$ 54.5
Contracts realized or otherwise settled	(20.9)	0.5	(20.4)

Questar 2008 Form 10-Q

Change in gas and oil prices on futures markets	(444.3)	22.8	(421.5)
Contracts added since December 31, 2007	(339.8)	(1.4)	(341.2)
Contracts redesignated as fixed-price swaps	(8.0)	8.0
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at June 30, 2008	($762.3)	$33.7	($728.6)

A table of the net fair value of gas- and oil-derivative contracts as of June 30, 2008, is shown below. About 62% of the contracts will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from other comprehensive income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by June 30, 2009	($473.6)	$20.2	($453.4)
Contracts maturing between July 1, 2009 and June 30, 2010	(222.4)	29.7	(192.7)
Contracts maturing between July 1, 2010 and June 30, 2011	(66.3)	3.7	(62.6)
Contracts maturing between July 1, 2011 and June 30, 2012		(19.9)	(19.9)
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at June 30, 2008	($762.3)	$33.7	($728.6)

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	June 30,
	2008	2007
	(in millions)
Net fair value – asset (liability)	($ 728.6)	$ 93.7
Fair value if market prices of gas and oil and basis differentials decrease by 10%	(430.5)	261.2
Fair value if market prices of gas and oil and basis differentials increase by 10%	(1,026.6)	(73.8)

Interest-Rate Risk Management

As of June 30, 2008, Questar had $1,730.5 million of fixed-rate long-term debt and $250.0 million of variable-rate long-term debt.

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

Questar 2008 Form 10-Q

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the Company’s purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2008:

2008	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April	84,951	$61.85	-	-
May	6,485	66.18	-	-
June	17,860	67.68	-	-
Total	109,296	$63.06	-	-

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Director Elections

The Company held its Annual Meeting on May 20, 2008. Phillips S. Baker, Jr., L. Richard Flury, and Bruce A. Williamson were elected at the meeting to serve three-year terms as directors. The following is a tabulation of the votes received by nominees elected at the meeting:

Name	Votes For	Votes Withheld
Phillips S. Baker, Jr.	136,079,553	11,699,108
L. Richard Flury	147,192,180	586,480
Bruce A. Williamson	145,937,053	1,841,608

Questar 2008 Form 10-Q

James A. Harmon was elected at the meeting to serve a one-year term as director: The following is a tabulation of the votes received by Mr. Harmon at the meeting:

Name	Votes For	Votes Withheld
James A. Harmon	88,081,956	59,696,704

The Company’s directors are divided into three classes. Other directors whose terms extend beyond the meeting include: Teresa Beck, R. D. Cash, Robert E. McKee III, Gary G. Michael, K. O. Rattie, M. W. Scoggins, Harris H. Simmons, and Charles B. Stanley.

Ratification of Independent Public Accounting Firm

The Company submitted to its shareholders for ratification the selection of Ernst & Young, to serve as its independent registered public accounting firm for 2008. The following is the tabulation of votes received at the meeting:

Votes For	Votes Against	Votes Withheld
145,361,998	3,460,914	1,749,546

Shareholder Proposal

A shareholder presented a proposal to declassify the Board of Directors. The following is the tabulation of the votes on this proposal:

Votes For	Votes Against	Votes Withheld	Broker Non-vote
110,306,115	7,922,910	4,511,636	27,831,797

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

August 5, 2008

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

August 5, 2008

/s/S. E. Parks

S. E. Parks, Senior Vice President and

Chief Financial Officer

Questar 2008 Form 10-Q

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