Form 10-Q/A
period 2008-03-31
QUESTAR CORP
filed 2008-10-29
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Questar Corporation (the Company)  amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the Original Filing) which was filed with the Securities and Exchange Commission on May 5, 2008. The Company is filing this Amendment No. 1 for the purposes of:

•

restating the Consolidated Statements of Income, Note 6 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Disclosures with respect to operations by line of business have been restated to correct for errors related to intercompany elimination of natural gas and crude oil sales between Questar E&P and Energy Trading. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows as described in Note 3 to the consolidated financial statements;

•

providing revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The certifications included in Exhibits 31.1 and 31.2 to the Original Filing inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; and

•

expanding certain disclosures under Part I. Item 4. Controls and Procedures.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to May 5, 2008. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows.

Questar 2008 Form 10-Q/A

Questar Corporation

Form 10-Q/A for the Quarter Ended March 31, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

4

Consolidated Statements of Income for the three months ended

   March 31, 2008 and 2007

4

Condensed Consolidated Balance Sheets as of March 31, 2008

   and December 31, 2007

5

Condensed Consolidated Statements of Cash Flows for the three months ended

   March 31, 2008 and 2007

6

Notes Accompanying the Condensed Consolidated Financial Statements

7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

13

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 4.

CONTROLS AND PROCEDURES

26

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 6.

EXHIBITS

27

Signatures

27

Questar 2008 Form 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,
	2008	2007
	Restated	Restated
	(in millions, except per share amounts)
REVENUES
Market Resources	$ 565.6	$ 458.0
Questar Pipeline	44.7	31.7
Questar Gas	390.2	406.5
Total Revenues	1,000.5	896.2

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	404.0	416.5
Operating and maintenance	89.7	77.7
General and administrative	40.5	37.2
Production and other taxes	40.8	29.8
Depreciation, depletion and amortization	110.7	91.1
Exploration	3.5	2.0
Abandonment and impairment	2.6	2.0
Total Operating Expenses	691.8	656.3
Net gain (loss) from asset sales	(0.1)	0.4
OPERATING INCOME	308.6	240.3
Interest and other income	2.0	3.0
Minority interest	(2.4)
Income from unconsolidated affiliates	0.2	2.2
Net mark-to-market gain on basis-only swaps	13.7	11.8
Interest expense	(25.6)	(18.0)
INCOME BEFORE INCOME TAXES	296.5	239.3
Income taxes	110.7	88.2
NET INCOME	$ 185.8	$ 151.1

EARNINGS PER COMMON SHARE
Basic	$ 1.08	$ 0.88
Diluted	1.05	0.86
Weighted-average common shares outstanding
Used in basic calculation	172.4	171.6
Used in diluted calculation	176.2	175.6
Dividends per common share	$0.1225	$0.1175

See notes accompanying the condensed consolidated financial statements

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

All dollar and share amounts in this quarterly report on Form 10-Q/A are in millions, except per-share information and where otherwise noted.

Note 3 – Restatement

The accompanying Consolidated Statements of Income and Note 6 – Operations by Line of Business have been restated to correct for errors related to intercompany elimination of gas sales between Questar E&P and Energy Trading. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows. The following table shows the amended information:

Questar 2008 Form 10-Q/A

	3 Months Ended March 31,
	2008		2007
	Restated	Originally Reported	Restated	Originally Reported
	(in millions)
Consolidated Statements of Income
Revenues – Market Resources	$ 565.6	$ 610.2	$458.0	$433.9
Total Revenues	1,000.5	1,045.1	896.2	872.1
Cost of natural gas and other products sold	404.0	448.6	416.5	392.4
Total Operating Expenses	691.8	736.4	656.3	632.2
Note 6 – Operations by Line of Business
Revenues from Unaffiliated Customers – Energy Trading	$ 194.5	$ 239.1	$177.7	$153.6
Revenues from Unaffiliated Customers – Market Resources	565.6	610.2	458.0	433.9
Total Revenues from Unaffiliated Customers	1,000.5	1,045.1	896.2	872.1
Revenues from Affiliated Companies – Energy Trading	226.3	181.7	131.9	156.0
Revenues from Affiliated Companies – Market Resources	278.5	233.9	176.9	201.0
Total Revenues from Affiliated Companies	300.0	255.4	198.6	222.7

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

Questar 2008 Form 10-Q/A

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

Note 6 – Operations by Line of Business

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

	3 Months Ended March 31,
	2008	2007
	Restated	Restated
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$299.7	$229.8
Wexpro	8.3	6.5
Gas Management	63.1	44.0
Energy Trading and other	194.5	177.7
Market Resources	565.6	458.0
Questar Pipeline	44.7	31.7
Questar Gas	390.2	406.5
Total	$1,000.5	$896.2

Revenues from Affiliated Companies
Wexpro	$ 46.4	$ 40.7
Gas Management	5.8	4.3
Energy Trading and other	226.3	131.9
Market Resources	278.5	176.9

Questar 2008 Form 10-Q/A

Questar Pipeline	19.5	20.6
Questar Gas	2.0	1.1
Total	$300.0	$198.6

Operating Income
Questar E&P	$152.0	$117.1
Wexpro	25.4	21.4
Gas Management	33.1	18.8
Energy Trading and other	12.2	8.2
Market Resources	222.7	165.5
Questar Pipeline	32.5	23.8
Questar Gas	53.4	50.9
Corporate		0.1
Total	$308.6	$240.3

Net Income
Questar E&P	$ 96.5	$ 77.2
Wexpro	16.2	13.9
Gas Management	18.5	12.4
Energy Trading and other	8.1	6.0
Market Resources	139.3	109.5
Questar Pipeline	15.9	11.2
Questar Gas	30.6	29.1
Corporate		1.3
Total	$185.8	$151.1

	March 31,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,410.6	$2,526.4
Wexpro	486.2	459.8
Gas Management	544.9	487.1
Energy Trading and other	205.8	207.7
Market Resources	4,647.5	3,681.0
Questar Pipeline	1,088.3	1,092.8
Questar Gas	1,139.4	1,163.0
Corporate	7.9	7.4
Total	$6,883.1	$5,944.2

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

Questar 2008 Form 10-Q/A

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

Note 9 – Fair-Value Measures

Beginning in 2008, Questar adopted the effective provisions of SFAS 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 establishes a fair-

Questar 2008 Form 10-Q/A

value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

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

Note 10 – Questar E&P Property Acquisitions

On February 29, 2008, Questar E&P acquired two significant natural gas development properties in northwest Louisiana for an aggregate purchase price of $659 million, subject to customary post-closing adjustments. The transactions had an effective date of January 1, 2008, and were initially funded with short-term bank debt.

Note 11 – Financings

On March 7, 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission (SEC) to sell up to $700 million of debt securities and use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. On March 21, 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At March 31, 2008, there was $200 million outstanding under the credit facility. On April 4, 2008, Market Resources sold $450 million of 10-year notes with a 6.8% coupon interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce the short-term bank debt discussed in Note 10. At March 31, 2008, $450 million of the short-term bank debt was classified as long-term debt on the Condensed Consolidated Balance Sheets due to the sale of notes on April 4, 2008.

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

Note 12 – Sale of Processing Plant and Gathering Lines

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

Questar 2008 Form 10-Q/A

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar’s financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three-month periods ended March 31, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q/A, please refer to the “Glossary of Commonly Used Terms” provided in Questar’s 2007 Form 10-K.

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. During the first quarter of 2008, Questar E&P hedged additional production through 2010. The company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Derivative positions as of March 31, 2008, are summarized in Item 3 of Part I in this Quarterly Report on Form 10-Q/A.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease-operating expense, general and administrative expense, allocated-interest expense and production taxes) per Mcfe of production increased 17% to $3.83 per Mcfe in 2008 versus $3.28 per Mcfe in 2007. Questar E&P production costs are summarized in the following table:

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

ENERGY MARKETING – Questar Energy Trading

Energy Trading grew net income 35% to $8.1 million, driven primarily by increased trading and storage margins related to gas price volatility in the Rockies. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), totaled $12.0 million for 2008 compared to $8.9 million a year ago. Energy Trading reported unaffiliated revenues of $194.5 million in the first quarter of 2008 compared with $177.7 million in 2007, a 9% increase primarily resulting from higher regional-market prices for natural gas. The weighted-average natural gas sales price increased 27% in 2008 to $7.04 per MMBtu, compared to $5.56 per MMBtu for the 2007 period.

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

In connection with the restatement discussed in the explanatory note to this Form 10-Q/A and Note 3 to the financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. They concluded, notwithstanding the restatement, that as of March 31, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. They also concluded that the procedures are effective and ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate. They further conclude that such information allows timely decisions regarding required disclosure. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer considered that the restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows and that the significant deficiency was identified internally.

Questar 2008 Form 10-Q/A

Changes in Internal Controls.

The Company has revised its procedures for valuing intercompany elimination of revenues and expenses in response to the control deficiency noted above. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

October 29, 2008

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

October 29, 2008

/s/S. E. Parks

S. E. Parks, Senior Vice President and

Chief Financial Officer

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A