Form 10-Q/A
period 2008-06-30
QUESTAR CORP
filed 2008-10-29
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Questar Corporation (the Company)  amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, (the Original Filing) which was filed with the Securities and Exchange Commission on August 5, 2008. The Company is filing this Amendment No. 1 for the purposes of:

•

restating the Consolidated Statements of Income, Note 6 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Disclosure with respect to operations by line of business have been restated to correct for errors related to intercompany elimination of natural gas and crude oil sales between Questar E&P and Energy Trading. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows as described in Note 3 to the consolidated financial statements;

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

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to August 5, 2008. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows.

Questar 2008 Form 10-Q/A

Questar Corporation

Form 10-Q/A for the Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

4

Consolidated Statements of Income for the three and six months ended

  June 30, 2008 and 2007

4

Condensed Consolidated Balance Sheets as of June 30, 2008

  and December 31, 2007

5

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2008 and 2007

6

Notes Accompanying the Consolidated Financial Statements

7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

14

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4.

CONTROLS AND PROCEDURES

27

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

28

ITEM 6.

EXHIBITS

29

Signatures

29

Questar 2008 Form 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
	Restated	Restated	Restated	Restated
	(in millions, except per share amounts)
REVENUES
Market Resources	$ 623.0	$ 405.6	$1,188.6	$863.6
Questar Pipeline	43.3	30.4	88.0	62.1
Questar Gas	159.5	141.7	549.7	548.2
Total Revenues	825.8	577.7	1,826.3	1,473.9

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	226.6	140.6	630.6	557.1
Operating and maintenance	92.1	72.7	181.8	150.4
General and administrative	43.5	42.1	84.0	79.3
Production and other taxes	49.3	27.2	90.1	57.0
Depreciation, depletion and amortization	115.2	92.6	225.9	183.7
Exploration	3.8	3.1	7.3	5.1
Abandonment and impairment	14.2	2.1	16.8	4.1
Total Operating Expenses	544.7	380.4	1,236.5	1,036.7
Net gain from asset sales	3.5	0.1	3.4	0.5
Operating Income	284.6	197.4	593.2	437.7
Interest and other income	8.3	2.9	10.3	5.9
Minority interest	(2.1)		(4.5)
Income from unconsolidated affiliates	0.2	2.2	0.4	4.4
Net mark-to-market gain (loss) on basis-only swaps	16.3	(6.6)	30.0	5.2
Interest expense	(32.5)	(17.7)	(58.1)	(35.7)
Income Before Income Taxes	274.8	178.2	571.3	417.5
Income taxes	102.2	66.0	212.9	154.2
Net Income	$ 172.6	$ 112.2	$ 358.4	$ 263.3

EARNINGS PER COMMON SHARE
Basic	$ 1.00	$ 0.65	$ 2.08	$ 1.53
Diluted	0.98	0.64	2.03	1.50
Weighted-Average Common Shares Outstanding
Basic	172.7	172.0	172.6	171.8
Diluted	176.3	175.9	176.3	175.7
Dividends Per Common Share	$0.1225	$0.1225	$0.245	$ 0.24

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

Questar 2008 Form 10-Q/A

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

Note 3 – Restatement

The accompanying Consolidated Statements of Income and Note 6 – Operations by Line of Business have been restated to correct for errors related intercompany elimination of natural gas and crude oil sales between Questar E&P and Energy Trading. The restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows. The following table shows the amended information:

Questar 2008 Form 10-Q/A

	3 Months Ended June 30,
	2008		2007
	Restated	Originally Reported	Restated	Originally Reported
	(in millions)
Consolidated Statements of Income
Revenues – Market Resources	$623.0	$654.4	$405.6	$384.6
Total Revenues	825.8	857.2	577.7	556.7
Cost of natural gas and other products sold	226.6	258.0	140.6	119.6
Total Operating Expenses	544.7	576.1	380.4	359.4
Note 6 – Operations by Line of Business
Revenues from Unaffiliated Customers – Energy Trading	$192.9	$224.3	$112.3	$ 91.3
Revenues from Unaffiliated Customers – Market Resources	623.0	654.4	405.6	384.6
Total Revenues from Unaffiliated Customers	825.8	857.2	577.7	556.7
Revenues from Affiliated Companies – Energy Trading	257.8	226.4	112.3	133.3
Revenues from Affiliated Companies – Market Resources	315.6	284.2	158.5	179.5
Total Revenues from Affiliated Companies	336.6	305.2	179.9	200.9

	6 Months Ended June 30,
	2008		2007
	Restated	Originally Reported	Restated	Originally Reported
	(in millions)
Consolidated Statements of Income
Revenues – Market Resources	$1,188.6	$1,264.6	$ 863.6	$ 818.5
Total Revenues	1,826.3	1,902.3	1,473.9	1,428.8
Cost of natural gas and other products sold	630.6	706.6	557.1	512.0
Total Operating Expenses	1,236.5	1,312.5	1,036.7	991.6
Note 6 – Operations by Line of Business
Revenues from Unaffiliated Customers – Energy Trading	$ 387.4	$ 463.4	$ 290.0	$ 244.9
Revenues fro Unaffiliated Customers – Market Resources	1,188.6	1,264.6	863.6	818.5
Total Revenues from Unaffiliated Customers	1,826.3	1,902.3	1,473.9	1,428.8
Revenues from Affiliated Companies – Energy Trading	484.1	408.1	244.2	289.3
Revenues from Affiliated Companies – Market Resources	594.1	518.1	335.4	380.5
Total Revenues from Affiliated Companies	636.6	560.6	378.5	423.6

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

	3 Months Ended June 30,		6 Months Ended June 30
	2008	2007	2008	2007
	Restated	Restated	Restated	Restated
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$349.4	$239.0	$ 649.1	$ 468.8
Wexpro	8.5	4.9	16.8	11.4
Gas Management	72.2	49.4	135.3	93.4
Energy Trading and other	192.9	112.3	387.4	290.0
Market Resources	623.0	405.6	1,188.6	863.6
Questar Pipeline	43.3	30.4	88.0	62.1
Questar Gas	159.5	141.7	549.7	548.2
Total	$825.8	$577.7	$1,826.3	$1,473.9

Revenues from Affiliated Companies
Wexpro	$ 52.3	$ 42.1	$ 98.7	$ 82.8
Gas Management	5.5	4.1	11.3	8.4
Energy Trading and other	257.8	112.3	484.1	244.2
Market Resources	315.6	158.5	594.1	335.4
Questar Pipeline	18.7	19.3	38.2	39.9
Questar Gas	2.3	2.1	4.3	3.2
Total	$336.6	$179.9	$636.6	$378.5

Operating Income
Questar E&P	$186.8	$119.9	$338.8	$237.0
Wexpro	28.2	22.5	53.6	43.9
Gas Management	37.8	22.8	70.9	41.6
Energy Trading and other	7.1	7.9	19.3	16.1
Market Resources	259.9	173.1	482.6	338.6
Questar Pipeline	23.6	21.4	56.1	45.2
Questar Gas	1.1	1.9	54.5	52.8
Corporate		1.0		1.1
Total	$284.6	$197.4	$593.2	$437.7

Net Income (Loss)
Questar E&P	$116.8	$ 66.7	$213.3	$143.9
Wexpro	18.8	14.7	35.0	28.6
Gas Management	21.7	14.9	40.2	27.3
Energy Trading and other	4.8	5.8	12.9	11.8
Market Resources	162.1	102.1	301.4	211.6
Questar Pipeline	12.7	10.0	28.6	21.2
Questar Gas	(2.0)	(1.1)	28.6	28.0
Corporate	(0.2)	1.2	(0.2)	2.5
Total	$172.6	$112.2	$358.4	$263.3

	June 30,	December 31,
	2008	2007
	(in millions)
Identifiable Assets
Questar E&P	$3,639.2	$2,526.4
Wexpro	526.6	459.8
Gas Management	675.0	487.1

Questar 2008 Form 10-Q/A

Energy Trading and other	252.2	207.7
Market Resources	5,093.0	3,681.0
Questar Pipeline	1,072.0	1,092.8
Questar Gas	1,118.5	1,163.0
Corporate	8.5	7.4
Total	$7,292.0	$5,944.2

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

Questar 2008 Form 10-Q/A

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

Note 10 – Questar E&P Property Acquisitions and Divestitures

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

Note 11 – Financings

In March 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission (SEC) to sell up to $700 million of debt securities and to use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. Also in March 2008, Market Resources entered into a new $800 million five-year revolving-credit facility. At June 30, 2008, there was $250 million outstanding under the credit facility. In

Questar 2008 Form 10-Q/A

April 2008, Market Resources sold $450 million of 10-year notes with a 6.8% interest rate. The funds borrowed under the credit facility and the net proceeds from the sale of the notes were used to reduce short-term bank debt described in Note 10.

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

Note 13 – Recent Accounting Pronouncement

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

Questar 2008 Form 10-Q/A

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar’s financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q as amended, please refer to the “Glossary of Commonly Used Terms” provided in Questar’s 2007 Form 10-K.

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $4.8 million in the second quarter of 2008, a decrease of 17% compared to the year-earlier period. Lower natural gas-price volatility combined with lower transportation and storage margins led to the decrease from the 2007 quarter. For the first half of 2008, net income was $12.9 million, a 9% increase compared to the first half of 2007. Higher trading and storage margins related to gas-price volatility in the Rockies during the first quarter of 2008 drove the increase in net income in the first half of 2008. Gross marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage), for the first six months totaled $19.1 million for 2008 compared to $18.2 million for the 2007 period, a 5% increase. Gross marketing margin for the second quarter of 2008 was $7.1 million a 24% decrease from the 2007 period. Revenues from unaffiliated customers were $387.4 million in the first half of 2008 compared to $290.0 million in the 2007 period, a 34% increase, primarily the result of higher natural gas prices. The weighted-average natural gas sales price increased 60% in 2008 to $7.74 per MMBtu, compared to $4.85 per MMBtu for the 2007 period.

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

	6 Months Ended June 30,
	2008	2007	Change
	(in millions)
Net income	$358.4	$263.3	$95.1
Noncash adjustments to net income	378.1	279.0	99.1
Changes in operating assets and liabilities	(56.4)	9.8	(66.2)
Net Cash Provided From Operating Activities	$680.1	$552.1	$128.0

Investing Activities

A comparison of capital expenditures for the first half of 2008 and 2007 plus a forecast for calendar year 2008 are presented below:

	6 Months Ended June 30,			Forecast 12 Months Ended December 31,
	2008	2007	Change	2008
	(in millions)
Questar E&P	$1,122.0	$316.2	$805.8	$1,837.0
Wexpro	63.2	35.4	27.8	130.8

Questar 2008 Form 10-Q/A

Gas Management	134.9	59.1	75.8	400.0
Questar Pipeline	29.6	124.2	(94.6)	120.4
Questar Gas	82.3	57.5	24.8	136.4
Other	1.2	1.1	0.1	1.3
Total	$1,433.2	$593.5	$839.7	$2,625.9

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

Questar 2008 Form 10-Q/A

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

Questar 2008 Form 10-Q/A

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

In connection with the restatement discussed in the explanatory note to this Form 10-Q/A and Note 3 to the financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. They concluded, notwithstanding the restatement, that as of June 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. They also concluded that the procedures are effective and ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate. They further conclude that such information allows timely decisions regarding required disclosure. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer considered that the restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows and that the significant deficiency was identified internally.

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

Questar 2008 Form 10-Q/A

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