Form 10-Q
period 2008-09-30
QUESTAR CORP
filed 2008-10-31
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Yes [  ]     No [X]

On September 30, 2008, 173,434,716 shares of the registrant’s common stock, without par value, were outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended September 30, 2008

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

  September 30, 2008 and 2007

3

Condensed Consolidated Balance Sheets as of September 30, 2008

  and December 31, 2007

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

  September 30, 2008 and 2007

5

Notes Accompanying the Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

12

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 4.

CONTROLS AND PROCEDURES

26

PART II.

OTHER INFORMATION

ITEM 1A.

RISK FACTORS

26

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 6.

EXHIBITS

27

Signatures

27

Questar 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2008	2007	2008	2007
		Restated		Restated
	(in millions, except per share amounts)
REVENUES
Market Resources	$601.0	$384.6	$1,789.6	$1,248.2
Questar Pipeline	43.8	31.9	131.8	94.0
Questar Gas	115.2	92.7	664.9	640.9
Total Revenues	760.0	509.2	2,586.3	1,983.1

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	131.2	101.0	761.8	658.1
Operating and maintenance	94.6	71.5	276.4	221.9
General and administrative	32.6	39.6	116.6	118.9
Production and other taxes	47.6	21.2	137.7	78.2
Depreciation, depletion and amortization	126.0	89.7	351.9	273.4
Exploration	7.4	1.6	14.7	6.7
Abandonment and impairment	4.1	2.3	20.9	6.4
Total Operating Expenses	443.5	326.9	1,680.0	1,363.6
Net gain (loss) from asset sales	59.0	(0.2)	62.4	0.3
Operating Income	375.5	182.1	968.7	619.8
Interest and other income	6.7	3.7	17.0	9.6
Minority interest	(2.4)		(6.9)
Income from unconsolidated affiliates	0.9	2.4	1.3	6.8
Net mark-to-market gain (loss) on basis-only swaps	(22.5)	9.0	7.5	14.2
Interest expense	(32.8)	(17.3)	(90.9)	(53.0)
Income Before Income Taxes	325.4	179.9	896.7	597.4
Income taxes	121.2	66.6	334.1	220.8
Net Income	$204.2	$113.3	$562.6	$ 376.6

EARNINGS PER COMMON SHARE
Basic	$ 1.18	$ 0.66	$ 3.26	$ 2.19
Diluted	1.16	0.64	3.19	2.14
Weighted-Average Common Shares Outstanding
Basic	172.9	172.2	172.7	171.9
Diluted	176.1	175.9	176.2	175.8
Dividends Per Common Share	$0.1225	$0.1225	$0.3675	$0.3625

See notes accompanying the consolidated financial statements

Questar 2008 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2008 (Unaudited)	Dec. 31, 2007
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 14.2
Accounts receivable, net	$ 289.5	339.6
Unbilled-gas accounts receivable	17.6	78.2
Fair value of derivative contracts	233.5	78.1
Gas storage	85.4	66.1
Materials and supplies	113.3	48.9
Prepaid expenses and other	53.9	33.8
Purchased-gas adjustment	3.0
Total Current Assets	796.2	658.9
Property, plant and equipment	9,670.4	7,741.9
Accumulated depreciation, depletion and amortization	(2,942.0)	(2,643.3)
Net Property, Plant and Equipment	6,728.4	5,098.6
Investment in unconsolidated affiliates	40.5	52.8
Goodwill	70.0	70.7
Regulatory assets	27.5	28.4
Fair value of derivative contracts	60.1	7.8
Other noncurrent assets, net	39.4	27.0
Total Assets	$7,762.1	$5,944.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 14.2
Short-term debt	55.0	$ 260.6
Accounts payable and accrued expenses	578.7	564.5
Fair value of derivative contracts	10.2	9.3
Purchased-gas adjustment		58.1
Deferred income taxes – current	61.0	4.9
Current portion of long-term debt	58.3	101.3
Total Current Liabilities	777.4	998.7
Long-term debt, less current portion	1,995.9	1,021.2
Deferred income taxes	1,276.9	942.4
Asset retirement obligations	169.6	149.1
Pension and postretirement benefits	105.6	103.5
Fair value of derivative contracts	10.4	22.1
Other long-term liabilities	171.5	129.3
Minority interest	30.3
COMMON SHAREHOLDERS’ EQUITY
Common stock	445.3	429.3
Retained earnings	2,672.8	2,173.9
Accumulated other comprehensive income (loss)	106.4	(25.3)
Total Common Shareholders’ Equity	3,224.5	2,577.9
Total Liabilities and Common Shareholders’ Equity	$7,762.1	$5,944.2

See notes accompanying the consolidated financial statements

Questar 2008 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended Sept. 30,
	2008	2007
	(in millions)
OPERATING ACTIVITIES
Net income	$ 562.6	$ 376.6
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	357.6	278.4
Deferred income taxes	297.3	138.2
Share-based compensation	12.6	9.5
Abandonment and impairment	20.9	6.4
Dry exploratory well expense	2.3	(0.2)
Net (gain) from asset sales	(62.4)	(0.3)
Minority interest	6.9
(Income) from unconsolidated affiliates	(1.3)	(6.8)
Distributions from unconsolidated affiliates	0.4	7.3
Net mark-to-market (gain) on basis-only swaps	(7.5)	(14.2)
Other	0.9	(0.6)
Changes in operating assets and liabilities	(54.8)	54.0
Net Cash Provided From Operating Activities	1,135.5	848.3
INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(1,919.0)	(987.6)
Other investments	(21.5)	(8.9)
Total Capital Expenditures	(1,940.5)	(996.5)
Cash used in disposition of assets	(3.3)	(1.1)
Proceeds from disposition of assets	127.5	6.9
Net Cash Used In Investing Activities	(1,816.3)	(990.7)
FINANCING ACTIVITIES
Common stock issued	5.0	5.8
Common stock repurchased	(14.5)	(8.2)
Long-term debt issued, net of issuance costs	1,616.6
Long-term debt repaid	(693.0)
Change in short-term debt	(205.6)	150.5
Checks outstanding in excess of cash balances	14.2	22.2
Distribution to minority interest	(6.3)
Excess tax benefits from share-based compensation	12.9	10.0
Dividends paid	(63.7)	(62.5)
Other	1.0
Net Cash Provided From Financing Activities	666.6	117.8
Change in cash and cash equivalents	(14.2)	(24.6)
Beginning cash and cash equivalents	14.2	24.6
Ending Cash and Cash Equivalents	$ -	$ -

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

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2007		2007
	Restated	Originally Reported	Restated	Originally Reported
	(in millions)
Consolidated Statements of Income
Revenues – Market Resources	$384.6	$372.8	$1,248.2	$1,191.3
Total Revenues	509.2	497.4	1,983.1	1,926.2

Questar 2008 Form 10-Q

Cost of natural gas and other products sold	101.0	89.2	658.1	601.2
Total Operating Expenses	326.9	315.1	1,363.6	1,306.7
Note 6 – Operations by Line of Business
Revenues from Unaffiliated Customers – Energy Trading	$101.0	$89.2	$ 391.0	$ 334.1
Revenues from Unaffiliated Customers – Market Resources	384.6	372.8	1,248.2	1,191.3
Total Revenues from Unaffiliated Customers	509.2	497.4	1,983.1	1,926.2
Revenues from Affiliated Companies – Energy Trading	99.4	111.2	343.6	400.5
Revenues from Affiliated Companies – Market Resources	138.7	150.5	474.1	531.0
Total Revenues from Affiliated Companies	159.0	170.8	537.5	594.4

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

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2008	2007	2008	2007
	(in millions)
Weighted-average basic common shares outstanding	172.9	172.2	172.7	171.9
Potential shares issuable under the Long-term Stock Incentive Plan	3.2	3.7	3.5	3.9
Average Diluted Common Shares Outstanding	176.1	175.9	176.2	175.8

Note 5 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP). Compensation expense for the first nine months was $12.6 million in 2008 compared with $9.5 million in 2007. At September 30, 2008, deferred share-based compensation was $21.2 million. Cash flow from income tax benefits in excess of recognized compensation expense for the first nine months was $12.9 million in 2008 and $10.0 million in 2007. There were 9,859,981 shares available for future grant at September 30, 2008. Nonvested stock options increased by 30,000 shares in the first nine months of 2008. The Company uses the Black-Scholes-Merton model in determining the value of stock options for accounting purposes. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at Jan. 1, 2008	4,628,601	$7.50 – $41.08	$15.42
Granted	30,000	53.83	53.83
Exercised	(611,382)	7.50 – 17.55	10.43
Balance at Sept. 30, 2008	4,047,219	$7.50 – $53.83	$16.46

Options Outstanding				Options Exercisable		Nonvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2008	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2008	Weighted-average exercise price	Number nonvested at Sept. 30, 2008	Weighted- average exercise price
$ 7.50 – $ 8.50	519,826	1.2	$ 7.75	519,826	$ 7.75
11.48 – 11.98	881,090	3.4	11.57	881,090	11.57
13.56 – 14.86	1,962,029	3.7	13.71	1,962,029	13.71
17.55 – 24.33	114,274	6.2	23.48	114,274	23.48
38.57 – 53.83	570,000	4.8	39.99			570,000	$39.99
	4,047,219	3.5	$16.46	3,477,219	$12.60	570,000	$39.99

Questar 2008 Form 10-Q

Restricted-share grants typically vest in equal installments over a three or four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of nonvested restricted shares at September 30, 2008, was 19 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at Jan. 1, 2008	828,924	$13.56 – $56.65	$36.99
Granted	350,015	45.43 – 70.13	54.42
Distributed	(300,412)	13.56 – 55.42	31.55
Forfeited	(17,768)	25.50 – 70.13	45.82
Balance at Sept. 30, 2008	860,759	$23.34 – $70.13	$45.79

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

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30
	2008	2007	2008	2007
		Restated		Restated
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$381.0	$233.2	$ 1,030.1	$ 702.0
Wexpro	12.0	6.0	28.8	17.4
Gas Management	73.8	44.4	209.1	137.8
Energy Trading and other	134.2	101.0	521.6	391.0
Market Resources	601.0	384.6	1,789.6	1,248.2
Questar Pipeline	43.8	31.9	131.8	94.0
Questar Gas	115.2	92.7	664.9	640.9
Total	$760.0	$509.2	$2,586.3	$1,983.1

Revenues from Affiliated Companies
Wexpro	$ 54.7	$35.6	$153.4	$118.4
Gas Management	6.1	3.7	17.4	12.1
Energy Trading and other	229.2	99.4	713.3	343.6
Market Resources	290.0	138.7	884.1	474.1
Questar Pipeline	18.2	19.1	56.4	59.0
Questar Gas	1.8	1.2	6.1	4.4
Total	$310.0	$159.0	$946.6	$537.5

Operating Income (Loss)
Questar E&P	$272.4	$120.0	$611.2	$357.0
Wexpro	29.7	22.4	83.3	66.3
Gas Management	42.6	20.2	113.5	61.8
Energy Trading and other	8.9	5.1	28.2	21.2
Market Resources	353.6	167.7	836.2	506.3
Questar Pipeline	31.6	24.2	87.7	69.4
Questar Gas	(9.7)	(9.7)	44.8	43.1
Corporate		(0.1)		1.0
Total	$375.5	$182.1	$968.7	$619.8

Questar 2008 Form 10-Q

Net Income (Loss)
Questar E&P	$146.8	$ 76.4	$360.1	$220.3
Wexpro	20.4	14.8	55.4	43.4
Gas Management	24.5	13.3	64.7	40.6
Energy Trading and other	5.9	4.2	18.8	16.0
Market Resources	197.6	108.7	499.0	320.3
Questar Pipeline	15.4	12.0	44.0	33.2
Questar Gas	(8.8)	(8.5)	19.8	19.5
Corporate		1.1	(0.2)	3.6
Total	$204.2	$113.3	$562.6	$376.6

	Sept. 30, 2008	Dec. 31, 2007
	(in millions)
Identifiable Assets
Questar E&P	$4,010.9	$2,526.4
Wexpro	554.9	459.8
Gas Management	787.3	487.1
Energy Trading and other	170.4	207.7
Market Resources	5,523.5	3,681.0
Questar Pipeline	1,077.0	1,092.8
Questar Gas	1,159.4	1,163.0
Corporate	2.2	7.4
Total	$7,762.1	$5,944.2

Note 7 – Asset Retirement Obligations (ARO)

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

	2008	2007
	(in millions)
ARO liability at Jan. 1,	$149.1	$132.4
Accretion	7.2	6.2
Liabilities incurred	13.9	6.1
Revisions	1.5	1.4
Liabilities settled	(2.1)	(1.6)
ARO Liability at Sept. 30,	$169.6	$144.5

Note 8 – Employee Benefits

Questar has defined-benefit pension and postretirement medical and life insurance plans covering the majority of its employees. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified retirement plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. Subject to these limitations, Questar seeks to fund the qualified retirement plan with an amount approximately equal to the yearly expense, which is estimated to be $12.2 million for 2008.

The Company also has a nonqualified pension plan for eligible employees that provides a benefit in addition to the benefit limit defined by the Internal Revenue Service for qualified pension plans. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2008 expense is estimated to be $2.2 million.

Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

Questar 2008 Form 10-Q

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$ 2.5	$ 2.5	$ 7.3	$ 7.8
Interest cost	6.6	6.6	19.8	18.5
Expected return on plan assets	(6.6)	(6.0)	(20.2)	(18.1)
Prior service and other costs	0.3	0.3	0.9	0.9
Recognized net-actuarial loss	0.9	2.4	2.5	5.4
Settlement costs	0.3	0.1	0.3	0.4
Pension Expense	$ 4.0	$ 5.9	$10.6	$ 14.9

The Company currently estimates a $4.5 million expense for postretirement benefits other than pensions in 2008. Expense components are listed below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$ 0.2	$ 0.2	$ 0.6	$ 0.7
Interest cost	1.1	1.0	3.5	3.3
Expected return on plan assets	(0.9)	(1.0)	(2.6)	(2.5)
Amortization of transition obligation	0.5	0.5	1.4	1.4
Amortization of losses				0.1
Accretion of regulatory liability	0.2	0.2	0.6	0.6
Postretirement Benefits Expense	$ 1.1	$ 0.9	$ 3.5	$ 3.6

Note 9 – Fair-Value Measures

Beginning in 2008, Questar adopted the effective provisions of Statement of Financial Accounting Standards (SFAS) 157 “Fair-Value Measures.” SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. Also, the new standard establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Financial Accounting Standard 157-2 “Partial Deferral of the Effective Date of Statement 157,” which delays the effective date for nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. For Questar, the delayed provisions of SFAS 157 go into effect in the first quarter of 2009. The adoption of SFAS 157 did not have a significant effect on the Company’s financial position or results of operations.

The Company enters into commodity-price derivative arrangements that do not require collateral deposits. The fair value of these derivative contracts is based on market prices posted on the NYMEX. At September 30, 2008, counterparties under the derivative contracts were banks and energy-trading firms with investment-grade credit ratings. The following table discloses the Level 2 fair value of derivative contracts at September 30, 2008.

Level 2
Sept. 30, 2008
(in millions)
Assets
Fair value of derivative contracts - short term	$ 233.5
Fair value of derivative contracts - long term	60.1
Liabilities
Fair value of derivative contracts - short term	10.2
Fair value of derivative contracts - long term	10.4

Questar 2008 Form 10-Q

Note 10 – Questar E&P Property Acquisitions and Divestitures

On February 29, 2008, Questar E&P acquired natural gas development properties in northwest Louisiana for an aggregate purchase price of $652.1 million, subject to customary post-closing adjustments based on an effective date of January 1, 2008. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the properties were included in net income from the closing date of the acquisition. After recording deferred income taxes of $13.1 million, the purchase price allocated to proved properties was $570.9 million and to unproved properties was $81.2 million. The transaction was initially funded with short-term bank debt.

In conjunction with the acquisition of the Louisiana properties, the company identified certain outside-operated producing properties and leaseholds in the Gulf Coast region of south Texas for divestiture. These properties contributed 2.8 Bcfe to Questar E&P net production in the first nine months of 2008. For income tax purposes, the company structured a portion of the purchase of the Louisiana properties and the July 31, 2008, sale of the south Texas properties as a reverse like-kind exchange of property under Section 1031 of the Internal Revenue Code of 1986, as amended. In the third quarter of 2008, the company recognized a pre-tax gain on the sale of the Texas properties of approximately $58.7 million.

Note 11 – Financings

In March 2008, Market Resources filed a shelf registration with the Securities and Exchange Commission (SEC) to sell up to $700 million of debt securities and to use the net proceeds to repay bank borrowings and to finance certain capital expenditures as well as for general corporate purposes, including working capital. In April 2008, Market Resources sold $450 million of 10-year notes with a 6.8% interest rate. In March 2008, Market Resources also entered into a new $800 million five-year revolving-credit facility. The net proceeds from the sale of the notes and funds borrowed under the revolving-credit facility were used to reduce short-term bank debt described in Note 10. In an October 2008 filing with the SEC, Market Resources increased the unused portion of its March 2008 shelf registration from $250 million to $300 million. Timing of any future offering under the expanded shelf registration will depend on conditions in the financial markets.

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

Note 12 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are as follows and exclude amounts that were capitalized and subsequently expensed in the period:

2008
(in millions)
Balance at Jan. 1,	$ 1.5
Capitalized exploratory well costs charged to expense	(1.5)
Balance at Sept. 30,	$ -

Note 13 – Comprehensive Income

Comprehensive income is the sum of net income as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of gas- and oil-price derivatives and recognition of the under-funded position of pension and other postretirement benefit plans. Comprehensive income (loss) is shown below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2008	2007	2008	2007
	(in millions)
Net income	$ 204.2	$113.3	$562.6	$376.6

Questar 2008 Form 10-Q

Other comprehensive (loss)
Net unrealized gain (loss) on derivatives	1,024.4	69.9	211.9	(45.6)
Income taxes	(388.1)	(26.5)	(80.2)	17.1
Net Other Comprehensive Income (Loss)	636.3	43.4	131.7	(28.5)
Total Comprehensive Income	$ 840.5	$156.7	$694.3	$348.1

The components of accumulated other comprehensive income (loss), net of income taxes, shown on the Consolidated Balance Sheets are as follows:

	Sept. 30,	Dec. 31,
	2008	2007	Change
	(in millions)
Net unrealized gain on derivatives	$162.7	$ 31.0	$131.7
Pension liability	(47.5)	(47.5)
Postretirement benefits liability	(8.8)	(8.8)
Accumulated Other Comprehensive Income (Loss)	$106.4	($25.3)	$131.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar’s financial condition provided in its 2007 Form 10-K filing, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2008 and 2007. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the “Glossary of Commonly Used Terms” provided in Questar’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(in millions, except per share amounts)
Exploration and Production
Questar E&P	$146.8	$ 76.4	$70.4	$360.1	$220.3	$139.8
Wexpro	20.4	14.8	5.6	55.4	43.4	12.0
Midstream Field Services -– Gas Management	24.5	13.3	11.2	64.7	40.6	24.1
Energy Marketing – Energy Trading and other	5.9	4.2	1.7	18.8	16.0	2.8
Market Resources Total	197.6	108.7	88.9	499.0	320.3	178.7
Interstate Gas Transportation – Questar Pipeline	15.4	12.0	3.4	44.0	33.2	10.8
Retail Gas Distribution – Questar Gas	(8.8)	(8.5)	(0.3)	19.8	19.5	0.3
Corporate		1.1	(1.1)	(0.2)	3.6	(3.8)
Net Income	$204.2	$113.3	$90.9	$562.6	$376.6	$186.0
Earnings per diluted share	$ 1.16	$ 0.64	$0.52	$ 3.19	$ 2.14	$ 1.05
Average diluted shares	176.1	175.9	0.2	176.2	175.8	0.4

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

Questar 2008 Form 10-Q

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Natural gas sales	$308.4	$188.9	$119.5	$832.8	$583.9	$248.9
Oil and NGL sales	71.2	43.1	28.1	193.0	114.2	78.8
Other	1.4	1.2	0.2	4.3	3.9	0.4
Total Revenues	381.0	233.2	147.8	1,030.1	702.0	328.1
OPERATING EXPENSES
Operating and maintenance	32.3	22.3	10.0	90.5	65.0	25.5
General and administrative	11.5	14.9	(3.4)	41.8	42.9	(1.1)
Production and other taxes	27.6	11.9	15.7	86.6	42.7	43.9
Depreciation, depletion and amortization	84.4	59.3	25.1	232.6	179.0	53.6
Exploration	7.4	1.6	5.8	14.7	6.7	8.0
Abandonment and impairment	4.1	2.3	1.8	10.3	6.4	3.9
Natural gas purchases		0.6	(0.6)	0.5	2.0	(1.5)
Total Operating Expenses	167.3	112.9	54.4	477.0	344.7	132.3
Net gain (loss) from asset sales	58.7	(0.3)	59.0	58.1	(0.3)	58.4
Operating Income	$272.4	$120.0	$152.4	$611.2	$357.0	$254.2
Operating Statistics
Production volumes
Natural gas (Bcf)	40.4	29.2	11.2	111.0	91.0	20.0
Oil and NGL (MMbbl)	0.8	0.8		2.4	2.2	0.2
Total production (Bcfe)	45.3	33.9	11.4	125.4	104.3	21.1
Average daily production (MMcfe)	492.1	368.6	123.5	457.6	382.2	75.4
Average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$7.64	$6.47	$1.17	$7.50	$6.42	$1.08
Oil and NGL (per bbl)	$87.34	$54.95	$32.39	$80.41	$51.51	$28.90

Questar E&P reported net income of $146.8 million in the third quarter of 2008, up 92% from $76.4 million in the 2007 quarter. Net income for the first nine months of 2008 rose 63% to $360.1 million compared to $220.3 million a year earlier. Higher realized natural gas, crude oil and NGL prices and growing production more than offset an 18% increase in year-to-date average production costs.

Questar E&P production volumes totaled 45.3 Bcfe in the third quarter of 2008, a 34% increase compared to the year-earlier period. For the first nine months of 2008 production volumes increased to 125.4 Bcfe, a 20% increase compared to the year-earlier period. Natural gas is Questar E&P’s primary focus and comprised approximately 89% of 2008 production on an energy-equivalent basis. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(in Bcfe)
Pinedale Anticline	15.4	11.4	4.0	41.2	35.0	6.2
Uinta Basin	6.9	6.1	0.8	19.7	18.7	1.0
Rockies Legacy	5.1	3.8	1.3	15.0	13.2	1.8
Rocky Mountain Total	27.4	21.3	6.1	75.9	66.9	9.0
Midcontinent	17.9	12.6	5.3	49.5	37.4	12.1
Total Questar E&P	45.3	33.9	11.4	125.4	104.3	21.1

Questar 2008 Form 10-Q

Questar E&P production from the Pinedale Anticline in western Wyoming grew 18% to 41.2 Bcfe in the first nine months of 2008 as a result of ongoing development drilling. Historically, Pinedale seasonal access restrictions imposed by the Bureau of Land Management have limited the ability to drill and complete wells during the mid-November to early May period.

In the Uinta Basin, year-to-date net production grew 5% to 19.7 Bcfe in 2008 as the Company completed and turned 39 new wells to sales in 2008. Third quarter production volumes were adversely impacted by connection of new, deep, high-pressure wells to the existing gathering infrastructure. Connection of the new deep wells resulted in high gathering-system pressure that negatively impacted production from existing shallower and lower producing-pressure Wasatch/Mesaverde wells. Gathering infrastructure improvements are underway to address the situation, but right-of-way permitting issues could delay installation until early 2009.

Rockies Legacy production for the first nine months of 2008 was 15.0 Bcfe, 1.8 Bcfe higher than the year-ago period. Increased production volumes were driven by new wells and the acquisition of additional interests in the Wamsutter area of the Green River Basin in Wyoming, and increased production from outside-operated oil wells in the Williston Basin in North Dakota. Questar E&P Rockies Legacy properties include all Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

Production in the Midcontinent was 49.5 Bcfe for the first nine months of 2008, a 32% increase over the 2007 period. Midcontinent production growth was driven by the first quarter 2008 acquisition of new natural gas development properties in northwest Louisiana, ongoing infill-development drilling in the Elm Grove field in northwest Louisiana, continued development of the Granite Wash/Atoka/Morrow play in the Texas Panhandle, and production from new outside-operated Woodford Shale horizontal gas wells in the Anadarko Basin in central Oklahoma.

Realized prices for natural gas, oil and NGL at Questar E&P were higher when compared to the prior year. In the first nine months of 2008, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $7.50 per Mcf compared to $6.42 per Mcf for the same period in 2007, a 17% increase. Realized oil and NGL prices in the first nine months of 2008 averaged $80.41 per bbl, compared with $51.51 per bbl during the prior year period, a 56% increase. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
Natural gas (per Mcf)
Rocky Mountains	$ 7.03	$ 5.86	$ 1.17	$ 6.91	$ 5.85	$ 1.06
Midcontinent	8.55	7.47	1.08	8.42	7.41	1.01
Volume-weighted average	7.64	6.47	1.17	7.50	6.42	1.08
Oil and NGL (per bbl)
Rocky Mountains	$86.64	$54.89	$31.75	$81.46	$51.72	$29.74
Midcontinent	88.59	55.06	33.53	78.87	51.09	27.78
Volume-weighted average	87.34	54.95	32.39	80.41	51.51	28.90

Questar may hedge up to 100% of forecasted production from proved reserves to lock in acceptable returns on invested capital and to protect cash flow and net income from a decline in commodity prices. Also, Questar E&P uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. Questar E&P hedged or pre-sold approximately 82% of gas production in the first nine months of 2008 and hedged or pre-sold 73% of gas production in the comparable 2007 period. Hedging decreased Questar E&P gas revenues by $12.6 million in the first nine months of 2008 and increased revenues $174.1 million for the same period in 2007. Approximately

51% of 2008 and 62% of 2007 Questar E&P oil production was hedged or pre-sold through the first nine months of each year. Oil hedges reduced oil revenues by $37.0 million in 2008 and $6.2 million in 2007. The mark-to-market effect of basis-only swaps is reported in the Consolidated Statements of Income after operating income. Derivative positions as of September 30, 2008, are summarized in Item 3 of Part I in this Quarterly Report on Form 10-Q.

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease-operating expense, general and administrative expense, allocated interest expense and production taxes) per Mcfe of production increased 12% to $3.79 per Mcfe in the third quarter of 2008 versus $3.38 per Mcfe in 2007. Year-to-date production costs per Mcfe increased $0.60 or 18% in 2008 compared to the 2007 period. Questar E&P production costs are summarized in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(per Mcfe)
Depreciation, depletion and amortization	$1.86	$1.75	$0.11	$1.86	$1.72	$0.14

Questar 2008 Form 10-Q

Lease operating expense	0.71	0.66	0.05	0.72	0.62	0.10
General and administrative expense	0.25	0.44	(0.19)	0.33	0.41	(0.08)
Allocated interest expense	0.35	0.18	0.17	0.34	0.18	0.16
Production taxes	0.62	0.35	0.27	0.69	0.41	0.28
Total Production Costs	$3.79	$3.38	$0.41	$3.94	$3.34	$0.60

Production volume-weighted average depreciation, depletion and amortization per Mcfe (DD&A rate) increased due to higher costs for drilling, completion and related services, increased cost of steel casing, other tubulars and wellhead equipment. The DD&A rate also increased due to the ongoing depletion of older, lower-cost reserves and the increasing component of Questar E&P production derived from recently acquired, higher-cost fields in the Midcontinent. Lease operating expense per Mcfe increased due to higher costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense per Mcfe decreased as a result of increased production and lower expenses due primarily to reduced legal costs. Allocated interest expense per Mcfe of production increased primarily due to financing costs related to the first quarter 2008 acquisition of natural gas development properties in northwest Louisiana. Production taxes per Mcfe were higher due to higher natural gas and oil sales prices in the 2008 periods. Production taxes are based on a percentage of sales prices before the impact of hedges.

Questar E&P exploration expense increased $5.8 million or 363% in the third quarter of 2008 compared to 2007. Abandonment and impairment expense increased $1.8 million, or 78% in 2008 compared to 2007. For the first nine months of 2008, Questar E&P exploration expense increased $8.0 million or 119% compared to 2007. Abandonment and impairment expense increased $3.9 million, or 61% in 2008 compared to 2007.

In the third quarter of 2008, Questar E&P sold certain outside-operated producing properties and leaseholds in the Gulf Coast region of south Texas and recognized a pre-tax gain of approximately $58.7 million. These properties contributed 2.8 Bcfe to Questar E&P net production in the first nine months of 2008.

Major Questar E&P Operating Areas

Pinedale Anticline

As of September 30, 2008, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 312 producing wells on the Pinedale Anticline compared to 237 at September 30, 2007. Of the 312 producing wells, Questar E&P has working interests in 290 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 98 of the 312 producing wells.

In 2005, the Wyoming Oil and Gas Conservation Commission (WOGCC) approved 10-acre-density drilling for Lance Pool wells on about 12,700 acres of Market Resources 18,208-acre (gross) Pinedale leasehold. The area approved for increased density corresponds to the currently estimated productive limits of Market Resources core acreage in the field. At December 31, 2007, Questar E&P had booked 355 proved undeveloped locations on a combination of 10- and 20-acre density and reported estimated net proved reserves at Pinedale of 1,033.9 Bcfe, or 55% of Questar E&P total proved reserves. The Company continues to evaluate development on five-acre density at Pinedale. In January 2008, the WOGCC approved five-acre-density drilling for Lance Pool wells on about 4,200 gross acres of Market Resources Pinedale leasehold. If five-acre-density development is appropriate for a majority of its leasehold, the Company currently estimates up to 1,500 additional wells will be required to fully develop the Lance Pool on its acreage.

On September 12, 2008, the United States Bureau of Land Management issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement (FSEIS) for long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the FSEIS ROD, Questar E&P and Wexpro will be allowed to drill and complete wells year-round in one of the five Concentrated Development Areas in the PAPA. The ROD contains additional requirements and restrictions on development of the PAPA.

Uinta Basin

As of September 30, 2008, Questar E&P had an operating interest in 895 gross producing wells in the Uinta Basin of eastern Utah, compared to 846 at September 30, 2007. At December 31, 2007, Questar E&P had booked 123 proved undeveloped locations and reported estimated net proved reserves in the Uinta Basin of 301.2 Bcfe or 16% of Questar E&P total proved reserves. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 250,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the company Rockies Legacy division. Most of the properties are located in

Questar 2008 Form 10-Q

the Greater Green River Basin of western Wyoming. In aggregate, Rockies Legacy properties comprised 158.6 Bcfe or 9% of Questar E&P total proved reserves at December 31, 2007. Exploration and development activity for 2008 includes wells in the San Juan, Paradox, Powder River, Green River, Vermillion and Williston Basins.

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas. With the exception of northwest Louisiana and the Granite Wash play in the Texas Panhandle and the emerging Woodford Shale play in western Oklahoma, Questar E&P Midcontinent leasehold interests are fragmented, with no significant concentration of property interests. In aggregate, Midcontinent properties comprised 373.9 Bcfe or 20% of Questar E&P total proved reserves at December 31, 2007.

Questar E&P continues infill-development drilling in northwest Louisiana and as of September 30, 2008, had 13 operated rigs drilling in the project area. As of September 30, 2008, Questar E&P operated or had working interests in 463 producing wells in northwest Louisiana compared to 302 at September 30, 2007.

Wexpro

Wexpro reported net income of $20.4 million in the third quarter of 2008 compared to $14.8 million in the 2007 quarter, a 38% increase. For the first nine months of 2008, net income was $55.4 million compared to $43.4 million a year earlier. Wexpro results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19% to 20% on its investment in commercial wells and related facilities – adjusted for working capital and reduced for deferred income taxes and depreciation (investment base). The Wexpro investment base at September 30, 2008, was $374.9 million, an increase of $90.3 million or 32% since September 30, 2007.

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Gathering	$41.7	$26.7	$15.0	$112.5	$83.1	$29.4
Processing	38.2	21.4	16.8	114.0	66.8	47.2
Total Revenues	79.9	48.1	31.8	226.5	149.9	76.6
OPERATING EXPENSES
Operating and maintenance	24.8	18.6	6.2	76.1	61.8	14.3
General and administrative	4.6	4.2	0.4	15.3	11.4	3.9
Production and other taxes	0.9	0.2	0.7	1.7	0.9	0.8
Depreciation, depletion and amortization	7.0	4.9	2.1	19.9	14.0	5.9
Total Operating Expenses	37.3	27.9	9.4	113.0	88.1	24.9
Operating Income	$42.6	$20.2	$22.4	$113.5	$61.8	$51.7
Operating Statistics
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	57.6	43.1	14.5	163.6	127.0	36.6
For affiliated customers	46.4	28.3	18.1	121.7	97.2	24.5
Total Gas Gathering Volumes	104.0	71.4	32.6	285.3	224.2	61.1
Gas gathering revenue (per MMBtu)	$0.31	$0.32	($0.01)	$0.31	$0.31	$ -
Natural gas processing volumes
NGL sales (MMgal)	19.7	16.5	3.2	65.9	54.5	11.4
NGL sales price (per gal)	$1.53	$1.00	$0.53	$1.38	$0.94	$0.44
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	27.9	14.2	13.7	70.3	34.9	35.4

Questar 2008 Form 10-Q

For affiliated customers	29.6	19.5	10.1	80.6	62.8	17.8
Total Fee-Based Processing Volumes	57.5	33.7	23.8	150.9	97.7	53.2
Fee-based processing (per MMBtu)	$0.14	$0.14	$ -	$0.14	$0.15	($0.01)

Gas Management, which provides gas-gathering and processing-services, grew net income 84% to $24.5 million in the third quarter of 2008 compared to $13.3 million in the same period of 2007. Net income was $64.7 million in the first nine months of 2008 compared to $40.6 million in the 2007 period. Net income growth was driven by higher gathering and processing margins.

Total gathering margins (revenues minus direct gathering expenses) for the third quarter of 2008 increased 94% to $31.3 million compared to $16.1 million in 2007 and for the first nine months of 2008 increased 74% to $87.1 million compared to $50.2 million in 2007. Gathering volumes increased 32.6 million MMBtu, or 46% to 104.0 million MMBtu in the third quarter of 2008 and 61.1 million MMBtu, or 27% to 285.3 million MMBtu in the first nine months of 2008 compared to the 2007 periods. Rendezvous Gas Services, formerly an unconsolidated affiliate, was consolidated with Gas Management beginning in 2008 and accounted for 8.8 million MMBtu in the third quarter and 28.8 million MMBtu in the first nine months of the increased volumes. Rendezvous Gas Services provides gas gathering services for the Pinedale and Jonah producing areas of Wyoming. Expanding Pinedale production, new projects serving third parties in the Uinta Basin and the consolidation of Rendezvous Gas Services contributed to a 29% increase in third-party volumes in the first nine months of 2008.

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the third quarter of 2008 increased 77% to $23.7 million compared to $13.4 million in 2007 and for the nine months of 2008 increased 67% to $63.2 million compared to $37.8 million in the first nine months of 2007. Fee-based gas processing volumes were 57.5 million MMBtu in the third quarter of 2008, a 71% increase compared to the 2007 quarter and 150.9 million MMBtu in the first nine months of 2008, a 54% increase compared to the first nine months of 2007. For the third quarter of 2008, fee-based gas processing revenues increased 66% or $3.1 million, while frac spread from keep-whole processing increased 68% or $7.4 million. Fee-based gas processing revenues increased 49% or $7.0 million in the first nine month comparison, while frac spread from keep-whole processing increased 62% or $18.1 million. Approximately 74% of Gas Management’s net operating revenue (revenue minus processing plant-shrink) for the first nine months of 2008 was derived from fee-based contracts, down from 77% in the 2007 period.

Gas Management may use forward sales contracts to reduce margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in the first nine months 2008 and by $1.6 million in 2007 period.

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $5.9 million in the third quarter of 2008, an increase of 40% compared to the year-earlier period. Higher natural gas-price volatility combined with higher marketing margins led to the increase from the 2007 quarter. For the first nine months of 2008, net income was $18.8 million, an 18% increase compared to the first nine months of 2007. Higher marketing margins related to gas-price volatility in the Rockies during the first quarter of 2008 drove the increase in net income in the first nine months of 2008. The marketing margin (gross revenues less costs for gas and oil purchases, transportation and gas storage) for the first nine months totaled $28.3 million for 2008 compared to $24.7 million for the 2007 period, a 15% increase. The marketing margin for the third quarter of 2008 was $9.2 million, a 42% increase from the 2007 period. Revenues from unaffiliated customers were $521.6 million in the first nine months of 2008 compared to $391.0 million in the 2007 period, a 33% increase, primarily the result of higher natural gas prices. The weighted-average natural gas sales price increased 68% in 2008 to $7.22 per MMBtu, compared to $4.29 per MMBtu for the 2007 period.

INTERSTATE GAS TRANSPORTATION – Questar Pipeline

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported third quarter 2008 net income of $15.4 million compared with $12.0 million in 2007. For the first nine months of 2008, net income was $44.0 million, compared with $33.2 million in 2007. Operating income increased $7.4 million, or 31%, in the third quarter 2008 compared to the year-earlier quarter. For the first nine months of 2008, operating income was 26% higher compared to the year-earlier period, due primarily to transportation-system expansions that were placed in service in late 2007. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Transportation	$42.0	$31.3	$10.7	$129.4	$93.5	$35.9
Storage	9.3	9.4	(0.1)	28.2	28.4	(0.2)

Questar 2008 Form 10-Q

NGL sales	5.3	2.6	2.7	12.7	6.7	6.0
Energy services	3.9	4.1	(0.2)	11.7	12.4	(0.7)
Gas processing	0.9	2.4	(1.5)	3.6	6.5	(2.9)
Other	0.6	1.2	(0.6)	2.6	5.5	(2.9)
Total Revenues	62.0	51.0	11.0	188.2	153.0	35.2
OPERATING EXPENSES
Operating and maintenance	11.2	8.4	2.8	32.1	27.2	4.9
General and administrative	6.2	7.0	(0.8)	22.4	21.9	0.5
Depreciation and amortization	10.6	8.6	2.0	31.9	25.8	6.1
Asset impairment				10.6		10.6
Other taxes	2.0	1.8	0.2	6.3	5.9	0.4
Cost of goods sold	0.7	1.1	(0.4)	1.5	3.4	(1.9)
Operating Expenses	30.7	26.9	3.8	104.8	84.2	20.6
Net gain from asset sales	0.3	0.1	0.2	4.3	0.6	3.7
Operating Income	$31.6	$24.2	$7.4	$87.7	$69.4	$18.3
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	167.4	90.8	76.6	454.9	251.7	203.2
For Questar Gas	15.1	14.2	0.9	88.4	81.7	6.7
For other affiliated customers	2.8	3.3	(0.5)	5.2	11.9	(6.7)
Total Transportation	185.3	108.3	77.0	548.5	345.3	203.2
Transportation revenue (per dth)	$0.23	$0.29	($0.06)	$0.24	$0.27	($0.03)
Firm daily transportation demand at Sept. 30 (Mdth)	3,150	2,247	903
Natural gas processing
NGL sales (MMgal)	2.4	2.2	0.2	6.4	6.1	0.3
NGL sales price (per gal)	$2.21	$1.22	$0.99	$1.98	$1.11	$0.87

Revenues

Following is a summary of major changes in Questar Pipeline revenues for the third quarter and first nine months of 2008 compared with the same periods in 2007:

	Change in Revenues
	3 Months Ended Sept. 30, 2008	9 Months Ended Sept. 30, 2008
	(in millions)
Transportation
New capacity lease	$ 7.7	$23.4
New transportation contracts	5.9	13.7
Expired transportation contracts	(3.3)	(5.9)
Other	0.4	4.7
NGL sales	2.7	6.0
Energy services	(0.2)	(0.7)
Gas processing	(1.5)	(2.9)
Other	(0.7)	(3.1)
Increase	$11.0	$35.2

As of September 30, 2008, Questar Pipeline had firm-transportation contracts of 3,150 Mdth per day compared with 2,247 Mdth per day as of September 30, 2007. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. In November 2007, Questar Pipeline placed an expansion of its southern system in service. The southern system expansion increased Questar Pipeline first-nine month 2008 firm-transport demand by 175 Mdth per day and first-nine month 2008 revenues by $12.4 million compared to the year-earlier period. In December 2007, Questar Overthrust Pipeline placed the Wamsutter expansion project into service. The Wamsutter expansion increased Questar

Questar 2008 Form 10-Q

Overthrust Pipeline firm-transport demand by 750 Mdth per day and revenues by $23.4 million in the first nine months of 2008 compared to the year-earlier period.

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

NGL sales doubled in the third quarter of 2008 and were 90% higher in the first nine months of 2008 over the same periods in 2007 due primarily to higher NGL prices.

Expenses

Operating and maintenance expenses increased by 33% in the third quarter of 2008 and 18% in the first nine months of 2008 compared to the same periods in 2007. The increase was a result of system expansions and higher labor and service costs. General and administrative expenses decreased by 11% to $6.2 million in the third quarter and increased 2% to $22.4 million in the first nine months of 2008. Operating, maintenance, general and administrative expenses per dth transported declined to $0.10 in the first nine months of 2008 compared with $0.14 in the first nine months of 2007 because transportation volumes increased 59%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 23% in the third quarter of 2008 and 24% in the first nine months of 2008 compared to the 2007 periods due to investment in pipeline expansions.

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

RETAIL GAS DISTRIBUTION – Questar Gas

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported a net loss of $8.8 million in the third quarter of 2008 compared with a loss of $8.5 million in the third quarter of 2007. Net income was $19.8 million in the first nine months of 2008 compared with $19.5 million in the first nine months of 2007. Operating income was the same in the third quarter of 2008 as the third quarter of 2007. Operating income for the first nine months of 2008 increased $1.7 million due primarily to higher revenues from new-customer growth. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Operating Income
REVENUES
Residential and commercial sales	$94.7	$80.4	$14.3	$612.7	$600.8	$11.9
Industrial sales	2.9	2.1	0.8	8.9	7.2	1.7
Transportation for industrial customers	2.3	2.4	(0.1)	6.7	7.0	(0.3)
Service	1.2	1.3	(0.1)	4.4	4.7	(0.3)
Other	15.9	7.7	8.2	38.3	25.6	12.7
Total Revenues	117.0	93.9	23.1	671.0	645.3	25.7

Questar 2008 Form 10-Q

Cost of natural gas sold	83.8	62.6	21.2	493.4	475.0	18.4
Margin	33.2	31.3	1.9	177.6	170.3	7.3
Other operating expenses
Operating and maintenance	20.3	18.3	2.0	61.6	55.6	6.0
General and administrative	8.4	9.5	(1.1)	29.4	32.1	(2.7)
Depreciation and amortization	10.4	9.7	0.7	30.9	28.8	2.1
Other taxes	3.8	3.5	0.3	10.9	10.7	0.2
Total Other Operating Expenses	42.9	41.0	1.9	132.8	127.2	5.6
Operating Income (Loss)	($ 9.7)	($9.7)	$ -	$ 44.8	$ 43.1	$ 1.7
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	9.3	9.1	0.2	78.4	70.1	8.3
Industrial sales	0.4	0.3	0.1	1.3	1.1	0.2
Transportation for industrial customers	16.4	14.0	2.4	45.8	34.9	10.9
Total Industrial	16.8	14.3	2.5	47.1	36.0	11.1
Total Deliveries	26.1	23.4	2.7	125.5	106.1	19.4
Natural gas revenue (per dth)
Residential and commercial sales	$10.18	$8.83	$1.35	$7.82	$8.57	($0.75)
Industrial sales	7.59	6.03	1.56	7.01	6.28	0.73
Transportation for industrial customers	$0.14	$0.17	($0.03)	$0.15	$0.20	($0.05)
Colder (warmer) than normal temperatures	(49%)	6%	(55%)	14%	-	14%
Temperature-adjusted usage per customer (dth)	8.3	7.8	0.5	73.9	73.2	0.7
Customers at Sept. 30 (thousands)	880.1	861.0	19.1

Margin Analysis

Questar Gas margin (revenues less gas costs) increased $1.9 million in the third quarter of 2008 compared to the third quarter of 2007 and $7.3 million in the first nine months of 2008 compared to the first nine months of 2007. Following is a summary of major changes in Questar Gas margin:

	Change in Margin
	3 Months Ended Sept. 30, 2008	9 Months Ended Sept. 30, 2008
	(in millions)
New customers	$0.6	$3.4
Conservation-enabling tariff	(0.8)	(3.1)
Change in usage per customer	1.1	3.8
Demand-side management cost recovery	0.7	2.3
Change in rates	0.7	0.7
Other	(0.4)	0.2
Increase	$1.9	$7.3

At September 30, 2008, Questar Gas served 880,059 customers, up from 861,036 at September 30, 2007. New-customer growth increased margin by $3.4 million in the first nine months of 2008.

Temperature-adjusted usage per customer increased 6% in the third quarter of 2008 and increased 1% in the first nine months of 2008 compared to the same periods of 2007. The impact on the company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET) that was approved by the PSCU beginning 2006. The CET resulted in a margin decrease of $3.1 million in the first nine months of 2008, partially offsetting the $3.8 million increase in margin resulting from usage per customer.

Weather, as measured in degree days, was 49% warmer than normal in the third quarter of 2008 and 14% colder than normal in the first nine months of 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Questar 2008 Form 10-Q

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The company subsequently modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced Questar Gas’s allowed return on equity from 11.2% to 10%. The new rates went into effect in mid-August 2008 and increased the margin by $0.7 million in the third quarter of 2008.

Expenses

Cost of natural gas sold increased 34% in the third quarter of 2008 compared with the third quarter of 2007 due to increased sales volumes. Cost of natural gas sold increased 4% in the first nine months of 2008 compared to the same period in 2007. Lower gas cost per dth partially offset a 12% increase in volumes sold in the first nine months of 2008. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2008, Questar Gas had a $3.0 million under-collected balance in the purchased-gas adjustment account representing costs incurred that exceeded costs recovered from customers.

Operating and maintenance expenses increased 11% in both the third quarter of 2008 and the first nine months of 2008 compared to the same periods of 2007. Higher operating and maintenance expense was due primarily to higher bad-debt costs and labor costs. General and administrative expenses decreased 12% in the third quarter of 2008 and 8% in the first nine months of 2008 due to lower labor and legal costs. Operating, maintenance, general and administrative expenses per customer were $103 in the first nine months of 2008 compared to $102 in the year earlier period.

Depreciation expense increased 7% in both the third quarter of 2008 and the first nine months of 2008 compared to the 2007 periods. The increase in depreciation expense was primarily the result of plant additions from customer growth and system expansion.

Consolidated Results after Operating Income

Interest and other income

In the third quarter of 2008, Questar Pipeline received the final cash payment on a note receivable resulting from the May 2005 sale of a business. Gain on collection of the note receivable and related interest amounted to $3.7 million.

Interest expense

Interest expense rose 90% in the third quarter of 2008 and 72% in the first nine months of 2008 compared to a year earlier periods due primarily to financing activities associated with the purchase of natural gas development properties in northwest Louisiana and pipeline expansions. Interest rates on the Company’s commercial-paper borrowings increased during the last half of September 2008 reflecting increased liquidity pressures generally experienced by financial markets. The Company maintains committed credit lines with banks to provide liquidity when commercial markets are illiquid.

Net mark-to-market gain on basis-only swaps

The Company uses basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials that may result from capacity constraints on regional gas pipelines. The Company recognized a pre-tax net mark-to-market gain of $7.5 million on natural gas basis-only swaps in the first nine months of 2008 compared to a $14.2 million pre-tax gain in the first nine months of 2007.

Income taxes

The effective combined federal and state income tax rate was 37.3% in the first nine months of 2008 compared with 37.0% in the 2007 period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased 34% in the first nine months of 2008 compared to the first nine months of 2007 due to higher net income and noncash adjustments to net income. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization, and deferred income taxes. Cash sources from operating assets and liabilities were lower in 2008 primarily due to changes in the purchase-gas adjustment account. Net cash provided from operating activities is presented below:

Questar 2008 Form 10-Q

	9 Months Ended Sept. 30,
	2008	2007	Change
	(in millions)
Net income	$ 562.6	$376.6	$186.0
Noncash adjustments to net income	627.7	417.7	210.0
Changes in operating assets and liabilities	(54.8)	54.0	(108.8)
Net Cash Provided From Operating Activities	$1,135.5	$848.3	$287.2

Investing Activities

A comparison of capital expenditures for the first nine months of 2008 and 2007 plus a forecast for calendar year 2008 are presented below:

				Forecast
	9 Months Ended Sept. 30,			12 Months Ending Dec. 31,
	2008	2007	Change	2008
	(in millions)
Questar E&P	$1,401.3	$496.8	$904.5	$1,883.7
Wexpro	103.3	61.8	41.5	135.0
Gas Management	268.3	94.2	174.1	400.0
Questar Pipeline	50.5	248.5	(198.0)	104.6
Questar Gas	114.6	93.5	21.1	136.4
Other	2.5	1.7	0.8	2.7
Total	$1,940.5	$996.5	$944.0	$2,662.4

Property acquisitions and associated expanded drilling increased Questar E&P capital expenditures for the first nine months of 2008 compared to the 2007 period.

Financing Activities

In the first nine months of 2008, net cash used in investing activities of $1,816.3 million exceeded net cash flow from operating activities of $1,135.5 million. The $680.8 million difference was primarily the result of the February 2008 $652.1 million acquisition of natural gas development properties in northwest Louisiana. Long-term debt increased by a net change of $923.6 million and short-term debt decreased by a net change of $205.6 million in the first nine months of 2008.

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

Liquidity in the global-credit markets has been severely contracted, making terms for certain financings less attractive, and in certain cases, has resulted in the unavailability of certain types of financing. In lieu of commercial paper issuance, the Company at times has utilized back-up lines of credit with banks to meet short-term funding needs.

Combined short-term and long-term debt was 40% of total capital at September 30, 2008. The Company had $365 million of short-term lines of credit available to support Questar’s commercial paper program. There was $55.0 million of commercial paper outstanding on September 30, 2008. Market Resources had unused capacity of $475 million on a long-term revolving-credit facility with banks at September 30, 2008.

S&P Places Questar and its Subsidiaries On CreditWatch with Negative Implications

On October 15, 2008, Standard & Poor’s placed Questar and its subsidiaries on CreditWatch with negative implications. The rating actions resulted from Standard & Poor’s reassessment of Questar’s increasing proportion of operating income and capital spending from gas and oil exploration and production activities combined with the volatility of gas and oil prices. Standard &

Questar 2008 Form 10-Q

Poor’s identified Questar’s A-2 rated short-term debt, Market Resources’ BBB+ rated long-term debt, Questar Pipeline’s A- rated long-term debt and Questar Gas’s A- rated long-term debt in the CreditWatch announcement.

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

Commodity-Price Risk Management

Market Resources uses gas- and oil-price-derivatives in the normal course of business to reduce, or hedge, the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and a portion of Energy Trading gas- and oil-marketing transactions

Market Resources has established policies and procedures for managing commodity-price risks through the use of derivatives. These policies and procedures are reviewed periodically by the Finance and Audit Committee of the Company’s Board of Directors. Market Resources hedges natural gas and oil prices to support rate of return and cash-flow targets and protect earnings from downward movements in commodity prices. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

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

Market Resources enters into commodity-price derivative arrangements that do not have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement dates. The amount of credit available under these arrangements may vary depending on the credit ratings assigned to Market Resources’ debt. Derivative-arrangement counterparties are normally banks and energy-trading firms with investment-grade credit ratings. The Company regularly monitors counterparty exposure, credit worthiness and performance.

Generally, derivative instruments are matched to equity gas and oil production, thus qualifying as cash-flow hedges. Changes in the fair value of cash-flow hedges are recorded on the Condensed Consolidated Balance Sheets and in accumulated other comprehensive income (loss) until the underlying gas or oil is produced. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. The ineffective portion of cash-flow hedges is immediately recognized in the determination of net income.

Market Resources uses natural gas basis-only swaps to manage the risk of widening-basis differentials in the Rocky Mountains. These contracts are marked to market with any change in the valuation recognized in the determination of net income.

A summary of the Market Resources derivative positions for equity production as of September 30, 2008, is shown below:

	Rocky			Rocky
Time Periods	Mountains	Midcontinent	Total	Mountains	Midcontinent	Total
Estimated
	Gas (Bcf) fixed-price swaps			Average price per Mcf, net to the well
2008
Fourth quarter	20.5	13.2	33.7	$7.05	$8.32	$7.55

Questar 2008 Form 10-Q

2009
First half	34.5	29.5	64.0	$7.24	$8.12	$7.65
Second half	35.0	30.0	65.0	7.24	8.12	7.65
12 months	69.5	59.5	129.0	7.24	8.12	7.65

2010
First half	6.7	26.2	32.9	$6.88	$8.09	$7.84
Second half	6.8	26.6	33.4	6.88	8.09	7.84
12 months	13.5	52.8	66.3	6.88	8.09	7.84
				Estimated
	Gas (Bcf) basis-only swaps			Average basis per Mcf vs. NYMEX
2008
Fourth quarter	0.9		0.9	$1.83		$1.83

2009
First half	9.3	1.7	11.0	$2.94	$1.08	$2.66
Second half	9.4	1.7	11.1	2.94	1.08	2.66
12 months	18.7	3.4	22.1	2.94	1.08	2.66

2010
First half	30.2	5.0	35.2	$3.39	$0.96	$3.05
Second half	30.7	5.1	35.8	3.39	0.96	3.05
12 months	60.9	10.1	71.0	3.39	0.96	3.05

2011
First half	45.3		45.3	$2.29		$2.29
Second half	46.1		46.1	2.29		2.29
12 months	91.4		91.4	2.29		2.29

				Estimated
	Oil (Mbbl) fixed-price swaps			Average price per bbl, net to the well
2008
Fourth quarter	212	110	322	$67.39	$70.77	$68.55

2009
First half	217	145	362	$60.55	$66.55	$62.95
Second half	221	147	368	60.55	66.55	62.95
12 months	438	292	730	60.55	66.55	62.95

As of September 30, 2008, Market Resources held commodity-price hedging contracts covering about 281.2 million MMBtu of natural gas, 1.1 million barrels of oil and basis-only swaps on an additional 185.4 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 252.5 million MMBtu of natural gas, 1.8 million barrels of oil, 14.5 million gallons of NGL and natural gas basis-only swaps on an additional 50.2 Bcf. Changes in the fair value of derivative contracts from December 31, 2007 to September 30, 2008 are presented below:

Questar 2008 Form 10-Q

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at Dec. 31, 2007	$ 50.7	$ 3.8	$ 54.5
Contracts realized or otherwise settled	(15.1)	0.5	(14.6)
Change in gas and oil prices on futures markets	143.8	4.0	147.8
Contracts added since Dec. 31, 2007	96.9	(11.6)	85.3
Contracts redesignated as fixed-price swaps	(14.6)	14.6
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at Sept. 30, 2008	$261.7	$11.3	$273.0

A table of the net fair value of gas- and oil-derivative contracts as of September 30, 2008, is shown below. About 82% of the contracts will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from other comprehensive income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by Sept. 30, 2009	$211.8	$11.5	$223.3
Contracts maturing between Oct. 1, 2009 and Sept. 30, 2010	48.3	(18.2)	30.1
Contracts maturing between Oct. 1, 2010 and Sept. 30, 2011	1.6	20.9	22.5
Contracts maturing between Oct. 1, 2011 and Sept. 30, 2012		(2.9)	(2.9)
Net Fair Value Of Gas- and Oil-Derivative Contracts Outstanding at Sept. 30, 2008	$261.7	$11.3	$273.0

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	Sept. 30,
	2008	2007
	(in millions)
Net fair value – asset (liability)	$273.0	$172.9
Fair value if market prices of gas and oil and basis differentials decrease by 10%	443.9	326.1
Fair value if market prices of gas and oil and basis differentials increase by 10%	102.0	19.0

Interest-Rate Risk Management

As of September 30, 2008, Questar had $1,730.5 million of fixed-rate long-term debt and $325.0 million of variable-rate long-term debt.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

In connection with the restatement discussed in Note 3 to the consolidated financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. They concluded, notwithstanding the restatement, that as of September 30, 2008, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s reports filed or submitted under the Exchange Act. They also concluded that the procedures are effective and ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and financial officers or persons performing similar functions as appropriate. They further conclude that such information allows timely decisions regarding required disclosure. In reaching this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer considered that the restatement did not impact net income, operating income, the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Cash Flows and that the significant deficiency was identified internally.

Changes in Internal Controls.

The Company has revised its procedures for valuing intercompany elimination of revenues and expenses in response to the significant deficiency noted above. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

Recent disruptions in the financial markets could affect Questar’s ability to obtain financing or refinance existing indebtedness on reasonable terms and may have other adverse effects. Widely-documented commercial-credit market disruptions have resulted in a tightening of credit markets in the United States. Liquidity in the global-credit markets has been severely contracted by these market disruptions making terms for certain financings less attractive, and in certain cases, have resulted in the unavailability of certain types of financing. As a result of ongoing credit-market turmoil, Questar or its subsidiaries may not be able to obtain debt financing, or refinance existing indebtedness on favorable terms, which could affect operations and financial performance

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the Company’s purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended September 30, 2008:

2008	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	418	$63.53	-	-
August	8,358	48.75	-	-
September	3,086	48.43	-	-
Total	11,862	$49.19	-	-

Questar 2008 Form 10-Q

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

QUESTAR CORPORATION

(Registrant)

October 30, 2008

/s/Keith O. Rattie

Keith O. Rattie,

Chairman, President and Chief Executive Officer

October 30, 2008

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