Form 10-Q
period 2009-06-30
QUESTAR CORP
filed 2009-08-04
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Registrant's telephone number, including area code (801) 324-5699

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

Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

On July 31, 2009, 174,227,789 shares of the registrant's common stock, without par value, were outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended June 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and six months ended

  June 30, 2009 and 2008

3

Condensed Consolidated Balance Sheets as of June 30, 2009

  and December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2009 and 2008

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

27

ITEM 6.

EXHIBITS

28

SIGNATURES

28

Questar 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
REVENUES
Market Resources	$431.6	$ 623.0	$ 904.3	$1,188.6
Questar Pipeline	43.0	43.3	83.7	88.0
Questar Gas	138.5	159.5	544.2	549.7
Total Revenues	613.1	825.8	1,532.2	1,826.3

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	88.1	226.6	403.4	630.6
Operating and maintenance	84.2	90.6	184.5	178.5
General and administrative	47.4	45.0	88.6	87.3
Production and other taxes	24.9	49.3	53.9	90.1
Depreciation, depletion and amortization	180.1	115.2	341.4	225.9
Exploration	8.9	3.8	12.0	7.3
Abandonment and impairment	3.8	14.2	7.5	16.8
Total Operating Expenses	437.4	544.7	1,091.3	1,236.5
Net gain (loss) from asset sales	(0.2)	3.5	1.7	3.4
OPERATING INCOME	175.5	284.6	442.6	593.2
Interest and other income	4.3	8.3	8.7	10.3
Income from unconsolidated affiliates	1.4	0.2	3.0	0.4
Net mark-to-market gain (loss) on basis-only swaps	(27.8)	16.3	(162.7)	30.0
Interest expense	(30.4)	(32.5)	(62.2)	(58.1)
INCOME BEFORE INCOME TAXES	123.0	276.9	229.4	575.8
Income taxes	(44.5)	(102.2)	(83.2)	(212.9)
NET INCOME	78.5	174.7	146.2	362.9
Net income attributable to noncontrolling interest	(0.6)	(2.1)	(1.1)	(4.5)
NET INCOME ATTRIBUTABLE TO QUESTAR	$ 77.9	$ 172.6	$ 145.1	$ 358.4

Earnings Per Common Share Attributable To Questar
Basic	$ 0.44	$ 1.00	$ 0.83	$ 2.08
Diluted	0.44	0.98	0.82	2.03
Weighted-average common shares outstanding
Used in basic calculation	174.1	172.7	173.9	172.6
Used in diluted calculation	176.1	176.3	176.0	176.3
Dividends per common share	$0.125	$0.1225	$ 0.25	$ 0.245

See notes accompanying the condensed consolidated financial statements

Questar 2009 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 23.9
Accounts receivable, net	$ 218.1	386.6
Unbilled-gas accounts receivable	18.5	95.8
Fair value of derivative contracts	344.4	431.3
Gas and oil storage	31.5	85.5
Materials and supplies	119.4	106.9
Prepaid expenses and other	74.9	55.0
Total Current Assets	806.8	1,185.0
Property, Plant and Equipment (successful efforts method for gas and oil properties)	10,769.7	10,229.8
Accumulated depreciation, depletion and amortization	(3,420.2)	(3,096.8)
Net Property, Plant and Equipment	7,349.5	7,133.0
Investment in unconsolidated affiliates	70.7	68.4
Goodwill	69.9	70.0
Regulatory assets	23.8	26.3
Fair value of derivative contracts	45.9	106.3
Other noncurrent assets, net	37.9	41.7
Total Assets	$8,404.5	$8,630.7

LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 14.4
Short-term debt	35.5	$ 231.1
Accounts payable and accrued expenses	414.2	682.9
Fair value of derivative contracts	54.6	0.5
Purchase-gas adjustment	48.6	45.8
Deferred income taxes – current	104.6	130.6
Current portion of long-term debt	42.0	42.0
Total Current Liabilities	713.9	1,132.9
Long-term debt, less current portion	2,129.0	2,078.9
Deferred income taxes	1,364.7	1,334.1
Asset retirement obligations	183.4	175.6
Pension and postretirement benefits	252.9	250.0
Fair value of derivative contracts	170.4	69.0
Other long-term liabilities	119.3	142.7
EQUITY
Common stock	434.5	451.0
Retained earnings	2,873.9	2,772.3
Accumulated other comprehensive income	106.7	194.7
Total Common Shareholders’ Equity	3,415.1	3,418.0
Noncontrolling interest	55.8	29.5
Total Equity	3,470.9	3,447.5
Total Liabilities and Equity	$8,404.5	$8,630.7

See notes accompanying the condensed consolidated financial statements

Questar 2009 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$146.2	$ 362.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	345.5	229.7
Deferred income taxes	56.6	152.2
Abandonment and impairment	7.5	16.8
Share-based compensation	12.2	8.5
Dry exploratory well expense	3.7
Net (gain) from asset sales	(1.7)	(3.4)
(Income) from unconsolidated affiliates	(3.0)	(0.4)
Distributions from unconsolidated affiliates and other	0.9	0.7
Net mark-to-market (gain) loss on basis-only swaps	162.7	(30.0)
Changes in operating assets and liabilities	116.8	(77.8)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	847.4	659.2

INVESTING ACTIVITIES
Capital expenditures
Property, plant and equipment	(699.4)	(1,403.3)
Dry exploratory well expense	(3.7)
Other investments		(9.0)
Total capital expenditures	(703.1)	(1,412.3)
Cash used in disposition of assets	(0.9)	(3.0)
Proceeds from disposition of assets	7.9	33.3
NET CASH USED IN INVESTING ACTIVITIES	(696.1)	(1,382.0)

FINANCING ACTIVITIES
Common stock issued	7.2	3.0
Common stock repurchased	(5.6)	(14.0)
Long-term debt issued, net of issuance costs	49.9	1,491.7
Long-term debt repaid		(643.0)
Change in short-term debt	(195.6)	(109.5)
Checks outstanding in excess of cash balances	14.4	14.4
Dividends paid	(43.5)	(42.4)
Excess tax benefits from share-based compensation	1.3	12.2
Distribution to noncontrolling interest	(3.3)	(4.8)
Other		1.0
NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(175.2)	708.6
Change in cash and cash equivalents	(23.9)	(14.2)
Beginning cash and cash equivalents	23.9	14.2
Ending cash and cash equivalents	$ -	$ -

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

On January 1, 2009, Questar adopted Statement of Financial Accounting Standards (SFAS) 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS 160 requires noncontrolling interests, previously known as minority interest, in a subsidiary be clearly identified, labeled, and presented in the consolidated financial statements separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated income statement; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in a former subsidiary be initially measured at fair value. The provisions of SFAS 160 are applied prospectively from the date of adoption, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented.

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications were made to prior-period financial statements to conform with the current presentation.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated financial statements reflect management's consideration of known subsequent events as of August 4, 2009, the date that the consolidated financial statements were issued.

All dollar and share amounts in this quarterly report on Form 10-Q are in millions, except per-share information and where otherwise noted.

Questar 2009 Form 10-Q

Note 3 – Earnings Per Share (EPS)

Basic EPS is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options. During the first quarter of 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 03-06-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF 03-06-1 addresses whether instruments granted in share-based payment transactions are participating securities and therefore have a potential dilutive effect on EPS. The adoption of EITF 03-06-1 was applied retrospectively and did not have a material effect on the Company's EPS calculations. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Weighted-average basic common shares outstanding	174.1	172.7	173.9	172.6
Potential number of shares issuable under the Long-term Stock Incentive Plan	2.0	3.6	2.1	3.7
Average diluted common shares outstanding	176.1	176.3	176.0	176.3

Note 4 – Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP). First half share-based compensation expense amounted to $12.2 million in 2009 compared with $8.5 million in 2008. Deferred share-based compensation, representing the unvested restricted shares awards amounted to $21.3 million at June 30, 2009, and $17.7 million at December 31, 2008. First half cash flow from tax deductions in excess of recognized compensation expense amounted to $1.3 million in 2009 and $12.2 million in 2008. There were 8,200,879 shares available for future grant at June 30, 2009.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended to measure the value of options traded on an exchange. The calculated fair value of options granted during the six months ended June 30, 2009, and range of major assumptions used in the model at the dates of grant are listed below:

	6 Months Ended June 30, 2009
	Range of Option Prices
Fair value of options at grant date	$31.06	$35.38
Risk-free interest rate	2.51%	1.78%
Expected price volatility	29.9%	28.1%
Expected dividend yield	1.61%	1.39%
Expected life in years	5.0	5.0

Unvested stock options increased by 957,332 shares in the first half of 2009. Stock-option transactions under the terms of the LTSIP are summarized below:

	Outstanding Options	Price Range	Weighted- average Price
Balance at January 1, 2009	4,183,075	$7.50 – $53.83	$17.53
Granted	1,004,000	31.06 – 35.38	35.01
Exercised	(261,602)	7.50 – 14.01	8.57
Balance at June 30, 2009	4,925,473	$7.50 – $53.83	$21.57

Questar 2009 Form 10-Q

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2009	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2009	Weighted-average exercise price	Number unvested at June 30, 2009	Weighted- average exercise price
$ 7.50	199,092	0.7	$ 7.50	199,092	$ 7.50
11.48 – 11.98	855,488	2.6	11.58	855,488	11.58
13.56 – 14.86	1,895,119	2.9	13.71	1,895,119	13.71
17.55 – 31.06	451,774	3.6	27.57	114,274	23.48	337,500	$28.95
$33.86 – $53.83	1,524,000	5.7	37.00	46,668	41.08	1,477,332	36.88
	4,925,473	3.7	$21.57	3,110,641	$13.50	1,814,832	$35.40

Restricted-share grants typically vest in equal installments over a three or four year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at June 30, 2009, was 19 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at January 1, 2009	856,000	$24.33 – $70.13	$45.64
Granted	368,700	31.06 – 36.50	35.06
Distributed	(305,344)	24.33 – 70.13	37.34
Forfeited	(1,900)	49.97 – 62.50	55.91
Balance at June 30, 2009	917,456	$25.12 – $70.13	$44.13

Note 5 – Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below and exclude amounts that were capitalized and subsequently expensed in the first six months. All costs have been capitalized for less than one year.

	2009	2008
	(in millions)
Balance at January 1,	$ 17.0	$1.5
Additions to capitalized exploratory well costs pending the determination of proved reserves	35.2
Reclassifications to property, plant and equipment after the determination of proved reserves	(14.3)	(0.1)
Capitalized exploratory well costs charged to expense	(2.7)
Balance at June 30,	$ 35.2	$1.4

Note 6 – Fair-Value Measures

Beginning in 2008, Questar adopted the effective provisions of SFAS 157 "Fair-Value Measures." SFAS 157 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Level 2 fair value of derivative contracts is located in Note 7. The fair value of these derivative contracts is based on market prices posted on the NYMEX on the last trading day of the reporting period.

In February 2008, the FASB issued FSP Financial Accounting Standard (FAS) 157-2 "Partial Deferral of the Effective Date of Statement 157," which delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, Questar adopted, without material impact on the consolidated financial statements, the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis,

Questar 2009 Form 10-Q

which includes, among other things, asset retirement obligations. The valuation of asset retirement obligations is a Level 3 fair value and is discussed in Note 8.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board 28-1 "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	June 30, 2009		December 31, 2008
(in millions)
Financial assets
Cash and cash equivalents			$ 23.9	$ 23.9
Financial liabilities
Checks outstanding in excess of cash balances	$ 14.4	$ 14.4
Short-term debt	35.5	35.5	231.1	231.1
Long-term debt	2,172.2	2,145.2	2,122.2	1,994.8

Cash and cash equivalents, checks outstanding in excess of cash balances and short-term debt – the carrying amount approximates fair value.

Long-term debt – the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Note 7 – Derivative Contracts

Market Resources’ subsidiaries use commodity-based derivative instruments in the normal course of business. Market Resources has established policies and procedures for managing commodity-price risks through the use of derivative instruments. The Finance and Audit Committee of the Company's Board of Directors periodically reviews the policies. On January 1, 2009, the Company adopted SFAS 161 "Disclosures about Derivative Instruments and Hedging Activities," which requires more detailed information about hedging transactions including the location and effect on the primary consolidated financial statements.

Market Resources hedges natural gas and oil prices to support rate of return and cash-flow targets and protect earnings from downward movements in commodity prices. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and a portion of Energy Trading gas marketing transactions. The volume of hedged production and the mix of derivative instruments are regularly evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

Market Resources uses derivative instruments known as fixed-price swaps to realize a known price for a specific volume of production delivered into a regional sales point. Swap agreements do not require the physical transfer of natural gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period. Questar E&P has also used natural gas basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials. However, natural gas basis-only swaps expose the Company to losses from narrowing natural gas price-differentials.

Market Resources enters into derivative instruments that do not have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement dates. Derivative-arrangement counterparties are normally financial institutions and energy-trading firms with investment-grade credit ratings. The Company regularly monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties and transacting with multiple counterparties.

Under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria of SFAS 133 determines how change in fair value of the derivative instrument is reflected in the consolidated financial statements. A derivative instrument qualifies for hedge accounting, if at

Questar 2009 Form 10-Q

inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows. Generally, Market Resources’ derivative instruments are matched to equity gas and oil production, thus qualifying as cash flow hedges. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets and reclassified to earnings as gas and oil sales when the underlying physical transactions occur. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. A basis-only swap does not qualify for hedge accounting treatment. Market Resources regularly reviews the effectiveness of derivative instruments. The ineffective portion of cash flow hedges and the mark to market adjustment of basis-only swaps are immediately recognized in the determination of net income.

	3 Months Ended	6 Months Ended
	June 30, 2009
	(in millions)
Effect of derivative instruments designated as hedges
Revenues
Fixed-price swaps increased revenues	$178.0	$333.1
Cost Of Natural Gas And Other Products Sold
Fixed-price swaps increased product costs	3.3	3.9
Effect of derivative instruments not designated as hedges
Net mark-to-market (loss) on basis-only swaps	($ 27.8)	($162.7)

Contract settlements for the first half of 2009 resulted in a transfer of $153.6 million after-tax income from AOCI to the Consolidated Statements of Income. In the next twelve months $223.2 million or 88% of the $253.6 million after-tax net unrealized income on derivatives will be settled and transferred from AOCI to the Consolidated Statements of Income. The following table discloses Level 2 fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Condensed Consolidated Balance Sheets. The fair value of these derivative contracts is based on prices posted on the NYMEX on the last trading day of the reporting period.

Level 2 fair value	June 30, 2009
(in millions)
Assets
Fixed-price swaps	$519.3
Basis-only swaps	9.0
Fair value of derivative instruments - short term	$528.3
Fixed-price swaps	$77.2
Basis-only swaps	0.7
Fair value of derivative instruments - long term	$77.9
Liabilities
Fixed-price swaps	$ 83.6
Basis-only swaps	154.9
Fair value of derivative instruments - short term	$238.5
Fixed-price swaps	$109.5
Basis-only swaps	92.9
Fair value of derivative instruments - long term	$202.4

The following table sets forth Market Resources’ hedged volumes and average net to the well hedge prices as of June 30, 2009:

Questar 2009 Form 10-Q

Questar E&P Equity Production

Year	Time Periods	Quantity	Average hedge price, net to the well(a)
			(estimated)
Gas (Bcf) Fixed-price Swaps
2009	Second half	65.0	$7.65
2010	12 months	140.7	5.29
2011	12 months	58.0	5.25

Gas (Bcf) Basis-only Swaps
2009	Second half	12.8	$2.49
2010	12 months	6.7	0.95
2011	12 months	57.6	2.27

Oil (Mbbl) Fixed-price Swaps
2009	Second half	736	$59.03
2010	12 months	913	60.66

Energy Trading Marketing Transactions

Year	Time Periods	Quantity	Average price per MMBtu
Gas Sales (millions of MMBtu) Fixed-price Swaps
2009	Second half	9.6	$3.95
2010	12 months	1.1	5.34

Gas Purchases (millions of MMBtu) Fixed-price Swaps
2009	Second half	8.1	$3.63
2010	12 months	0.6	5.60

(a)

The fixed-price swap price is reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price

Note 8 – Asset Retirement Obligations (ARO)

Questar recognizes ARO in accordance with SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses the financial accounting and reporting of the fair value of legal obligations associated with the retirement of tangible long-lived assets. At Questar, ARO applies primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties (Level 3 inputs under the provisions of SFAS 157) available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in other income on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

Level 3 fair value	2009	2008
	(in millions)
ARO liability at January 1,	$175.6	$149.1
Accretion	5.5	4.7
Liabilities incurred	1.4	7.9
Revisions	2.4	1.5
Liabilities settled	(1.5)	(0.8)
ARO liability at June 30,	$183.4	$162.4

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned and recorded in other noncurrent assets on the Consolidated

Questar 2009 Form 10-Q

Balance Sheets. Trust funds are invested primarily in a money-market account with a balance of $10.8 million at June 30, 2009. The fair value of Wexpro's trust is based on asset summary statements provided by the bank holding the trust and considered Level 2 fair value measurement under the provisions of SFAS 157.

Note 9 – Employee Benefits

Questar has defined-benefit pension and postretirement medical and life insurance plans covering the majority of its employees. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified retirement plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. Subject to these limitations, Questar plans to fund the qualified retirement plan in amounts approximately equal to the yearly expense, which is estimated to be $18.4 million for 2009. Pension expense increased year-over-year because returns on plan assets were lower than expected.

The Company also has a nonqualified pension plan for eligible employees, which provides a benefit in addition to the benefit limit defined by the Internal Revenue Service for qualified pension plans. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2009 expense is estimated to be $3.2 million.

Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$2.5	$ 2.4	$5.0	$ 4.8
Interest cost	7.1	6.6	14.3	13.2
Expected return on plan assets	(6.3)	(6.8)	(12.7)	(13.6)
Prior service and other costs	0.3	0.3	0.6	0.6
Recognized net-actuarial loss	1.4	0.8	2.9	1.6
Settlement costs	0.3		0.6
Pension expense	$5.3	$ 3.3	$10.7	$ 6.6

The Company currently estimates a $6.3 million expense for postretirement benefits other than pensions in 2009 before $0.8 million for accretion of a regulatory liability. Expense components are listed below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.2	$ 0.2	$0.4	$ 0.4
Interest cost	1.2	1.2	2.4	2.4
Expected return on plan assets	(0.6)	(0.9)	(1.1)	(1.7)
Amortization of transition obligation	0.4	0.5	0.9	0.9
Amortization of losses	0.2		0.5
Accretion of regulatory liability	0.2	0.2	0.4	0.4
Postretirement benefits expense	$1.6	$ 1.2	$3.5	$ 2.4

Note 10 – Change in Ownership Interest

Gas Management constructed a gathering pipeline for $203.5 million and contributed the asset to Rendezvous Gas Services LLC (Rendezvous). Gas Management's ownership interest increased from 50% to 78%. As a result, common stock was reduced by $31.6 million and noncontrolling interest increased by $28.5 million. Rendezvous operates gas-gathering facilities for Pinedale Anticline and Jonah field producers for delivery to various interstate pipelines.

Note 11 – Operations by Line of Business

Questar's major lines of business include gas and oil exploration and production (Questar E&P and Wexpro), midstream field services (Gas Management), energy marketing (Energy Trading), interstate gas transportation (Questar Pipeline), and retail gas distribution (Questar Gas). Line-of-business information is presented according to senior management's basis for evaluating

Questar 2009 Form 10-Q

performance considering differences in the nature of products, services and regulation among other factors. Following is a summary of operations by line of business:

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$298.3	$349.4	$ 605.7	$ 649.1
Wexpro	3.4	8.5	5.8	16.8
Gas Management	52.9	72.2	101.2	135.3
Energy Trading and other	77.0	192.9	191.6	387.4
Market Resources	431.6	623.0	904.3	1,188.6
Questar Pipeline	43.0	43.3	83.7	88.0
Questar Gas	138.5	159.5	544.2	549.7
Total	$613.1	$825.8	$1,532.2	$1,826.3

Revenues from Affiliated Companies
Wexpro	$ 53.3	$ 52.3	$112.8	$ 98.7
Gas Management	6.5	5.5	13.2	11.3
Energy Trading and other	77.1	257.8	170.3	484.1
Market Resources	136.9	315.6	296.3	594.1
Questar Pipeline	18.3	18.7	37.4	38.2
Questar Gas	0.5	2.3	0.5	4.3
Total	$155.7	$336.6	$334.2	$636.6

Operating Income
Questar E&P	$ 88.7	$186.8	$212.5	$338.8
Wexpro	29.9	28.2	58.8	53.6
Gas Management	24.2	37.8	43.8	70.9
Energy Trading and other	1.1	7.1	9.4	19.3
Market Resources	143.9	259.9	324.5	482.6
Questar Pipeline	29.9	23.6	59.2	56.1
Questar Gas	1.6	1.1	58.8	54.5
Corporate	0.1		0.1
Total	$175.5	$284.6	$442.6	$593.2

Net Income (Loss) Attributable to Questar
Questar E&P	$29.6	$116.8	$ 14.7	$213.3
Wexpro	19.8	18.8	38.6	35.0
Gas Management	14.5	21.7	25.9	40.2
Energy Trading and other	0.8	4.8	6.2	12.9
Market Resources	64.7	162.1	85.4	301.4
Questar Pipeline	15.0	12.7	29.7	28.6
Questar Gas	(2.0)	(2.0)	29.8	28.6
Corporate	0.2	(0.2)	0.2	(0.2)
Total	$77.9	$172.6	$145.1	$358.4

Note 12 – Comprehensive Income

Comprehensive income is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of commodity-based derivative instruments and recognition of the under-funded position of pension and other postretirement benefit plans. Comprehensive income (loss) attributable to Questar is shown below:

Questar 2009 Form 10-Q

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$ 78.5	$174.7	$146.2	$362.9
Other comprehensive (loss)
Net unrealized (loss) on derivatives	(229.6)	(501.6)	(140.0)	(812.5)
Income taxes	85.4	190.1	52.0	307.9
Net other comprehensive (loss)	(144.2)	(311.5)	(88.0)	(504.6)
Comprehensive income (loss)	(65.7)	(136.8)	58.2	(141.7)
Comprehensive income attributable to noncontrolling interest	(0.6)	(2.1)	(1.1)	(4.5)
Total comprehensive income (loss) attributable to Questar	($ 66.3)	($138.9)	$ 57.1	($146.2)

The components of AOCI, net of income taxes, shown on the condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2009	2008	Change
	(in millions)
Net unrealized income on derivatives	$ 253.6	$ 341.6	($88.0)
Pension liability	(129.5)	(129.5)
Postretirement benefits liability	(17.4)	(17.4)
Accumulated other comprehensive income	$106.7	$ 194.7	($88.0)

Note 13 – Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," which provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under Level 1 inputs. FSP FAS 157-4 is to be applied prospectively to all fair value measurements where appropriate and its provisions are in effect for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on financial position or results of operations.

In May 2009, the FASB issued SFAS 165, "Subsequent Events" to establish a general standard of accounting for and disclosure of events that occur after the close of the period but before financial statements are issued or are available to be issued. The provisions of this statement are in effect for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2008 Form 10-K filing, and analyzes the changes in the results of operations between the three- and six-month periods ended June 30, 2009 and 2008. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2008 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) attributable to Questar by line of business:

Questar 2009 Form 10-Q

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions, except per share amounts)
Exploration and Production
Questar E&P	$29.6	$116.8	($87.2)	$ 14.7	$213.3	($198.6)
Wexpro	19.8	18.8	1.0	38.6	35.0	3.6
Midstream Field Services – Gas Management	14.5	21.7	(7.2)	25.9	40.2	(14.3)
Energy Marketing – Energy Trading and other	0.8	4.8	(4.0)	6.2	12.9	(6.7)
Market Resources total	64.7	162.1	(97.4)	85.4	301.4	(216.0)
Interstate Gas Transportation – Questar Pipeline	15.0	12.7	2.3	29.7	28.6	1.1
Retail Gas Distribution – Questar Gas	(2.0)	(2.0)		29.8	28.6	1.2
Corporate	0.2	(0.2)	0.4	0.2	(0.2)	0.4
Net income attributable to Questar	$77.9	$172.6	($94.7)	$145.1	$358.4	($213.3)
Earnings per diluted share	$0.44	$ 0.98	($0.54)	$ 0.82	$ 2.03	($1.21)
Average diluted shares	176.1	176.3	(0.2)	176.0	176.3	(0.3)

EXPLORATION AND PRODUCTION

Questar E&P

Following is a summary of Questar E&P financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$259.9	$284.6	($24.7)	$534.9	$524.4	$10.5
Oil and NGL sales	37.3	63.4	(26.1)	68.4	121.8	(53.4)
Other	1.1	1.4	(0.3)	2.4	2.9	(0.5)
Total Revenues	298.3	349.4	(51.1)	605.7	649.1	(43.4)
Operating expenses
Operating and maintenance	32.2	30.2	2.0	66.6	58.2	8.4
General and administrative	17.6	16.1	1.5	33.2	30.3	2.9
Production and other taxes	13.6	32.0	(18.4)	29.0	59.0	(30.0)
Depreciation, depletion and amortization	133.2	76.4	56.8	246.5	148.2	98.3
Exploration	8.9	3.8	5.1	12.0	7.3	4.7
Abandonment and impairment	3.8	3.6	0.2	7.5	6.2	1.3
Natural gas purchases		0.1	(0.1)		0.5	(0.5)
Total Operating Expenses	209.3	162.2	47.1	394.8	309.7	85.1
Net gain (loss) from asset sales	(0.3)	(0.4)	0.1	1.6	(0.6)	2.2
Operating Income	$ 88.7	$186.8	($98.1)	$212.5	$338.8	($126.3)
Operating Statistics
Questar E&P production volumes
Natural gas (Bcf)	38.4	35.8	2.6	79.8	70.6	9.2
Oil and NGL (MMbbl)	0.9	0.8	0.1	1.8	1.6	0.2
Total production (Bcfe)	43.4	40.6	2.8	90.3	80.1	10.2
Average daily production (MMcfe)	477.0	446.4	30.6	499.0	440.1	58.9
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.77	$7.94	($1.17)	$6.70	$7.43	($0.73)
Oil and NGL (per bbl)	$44.44	$79.48	($35.04)	$39.05	$76.85	($37.80)

Questar 2009 Form 10-Q

Questar E&P reported net income of $29.6 million in the second quarter of 2009, down 75% from $116.8 million in the 2008 quarter. Net income for the quarter fell primarily as the result of a 20% lower realized equivalent price, a 15% increase in per Mcfe production costs and net mark-to-market losses on natural gas basis-only swaps. Net income for the first half of 2009 declined 93% to $14.7 million compared to $213.3 million a year earlier. The company reported production of 43.4 Bcfe in the second quarter of 2009 compared to 40.6 Bcfe in the 2008 quarter, a 7% increase. Mark-to-market losses on natural gas basis-only swaps decreased second quarter 2009 net income $17.5 million, compared to a $10.1 million after-tax gain in the 2008 period and decreased first half 2009 net income $102.2 million compared to an $18.6 million after-tax gain in the 2008 period.

Natural gas is Questar E&P's primary focus. On an energy-equivalent basis, natural gas comprised approximately 88% of Questar E&P 2009 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in Bcfe)
Midcontinent	19.8	17.0	2.8	40.8	31.6	9.2
Pinedale Anticline	14.1	12.5	1.6	28.7	25.8	2.9
Uinta Basin	6.0	6.1	(0.1)	12.3	12.8	(0.5)
Rockies Legacy	3.5	5.0	(1.5)	8.5	9.9	(1.4)
Total Questar E&P	43.4	40.6	2.8	90.3	80.1	10.2

Total production increased 13% in the first half of 2009 compared to a year earlier. In the Midcontinent, production grew 29% to 40.8 Bcfe in the first half of 2009. Ongoing development drilling in the Haynesville formation play in northwest Louisiana and the Woodford Shale play in the Anadarko Basin of western Oklahoma were the main contributors to the production increase. Questar E&P production from the Pinedale Anticline in western Wyoming grew 11% to 28.7 Bcfe in the first half of 2009 as a result of ongoing development drilling. In the Uinta Basin, production decreased 4% to 12.3 Bcfe in the first half of 2009 due to decreased drilling activity. Questar E&P Rockies Legacy 2009 production of 8.5 Bcfe was 1.4 Bcfe lower than a year ago. Rockies Legacy properties include all of the company's Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin.

Realized prices for natural gas, oil and NGL at Questar E&P were lower when compared to the prior year. In the first half of 2009, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.70 per Mcf compared to $7.43 per Mcf for the same period in 2008, a 10% decrease. Realized oil and NGL prices in the first half of 2009 averaged $39.05 per bbl, compared with $76.85 per bbl during the prior year period, a 49% decrease. A regional comparison of average realized prices, including hedges, is shown in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Natural gas (per Mcf)
Midcontinent	$ 7.43	$ 8.76	($ 1.33)	$ 7.50	$ 8.34	($ 0.84)
Rocky Mountains	6.19	7.36	(1.17)	6.02	6.85	(0.83)
Volume-weighted average	6.77	7.94	(1.17)	6.70	7.43	(0.73)
Oil and NGL (per bbl)
Midcontinent	$45.27	$75.69	($30.42)	$40.54	$74.75	($34.21)
Rocky Mountains	43.97	82.39	(38.42)	38.08	78.44	(40.36)
Volume-weighted average	44.44	79.48	(35.04)	39.05	76.85	(37.80)

Questar E&P hedged approximately 84% of 2009 and 83% of 2008 second quarter gas production. Hedging increased Questar E&P 2009 gas revenues by $166.7 million and reduced 2008 gas revenues by $44.0 million. Approximately 35% of 2009 and 53% of 2008 Questar E&P oil production was hedged. Oil hedges increased revenues $1.3 million in 2009 and decreased revenues $15.7 million in 2008.

Questar E&P hedged approximately 80% of 2009 and 83% of 2008 first half gas production. Hedging increased Questar E&P 2009 gas revenues by $303.1 million and reduced 2008 gas revenues by $37.1 million. Approximately 30% of 2009 and 53% of 2008 Questar E&P oil production was hedged. Oil hedges increased revenues $5.9 million in 2009 and decreased revenues $23.1 million in 2008.

Questar 2009 Form 10-Q

Questar E&P production costs (the sum of depreciation, depletion and amortization expense, lease operating expense, general and administrative expense, allocated interest expense and production taxes) per Mcfe of production increased 15% to $4.86 per Mcfe in the second quarter of 2009 versus $4.21 per Mcfe in 2008. First half 2009 production costs per Mcfe increased $0.46 or 11% compared to the 2008 period. Questar E&P production costs are summarized in the following table:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(per Mcfe)
Depreciation, depletion and amortization	$3.07	$1.88	$1.19	$2.73	$1.85	$0.88
Lease operating expense	0.74	0.74		0.74	0.73	0.01
General and administrative expense	0.40	0.40		0.37	0.38	(0.01)
Allocated interest expense	0.33	0.40	(0.07)	0.32	0.33	(0.01)
Production taxes	0.32	0.79	(0.47)	0.32	0.73	(0.41)
Total Production Costs	$4.86	$4.21	$0.65	$4.48	$4.02	$0.46

Production volume-weighted average depreciation, depletion and amortization (DD&A) increased due to higher costs for drilling, completion and related services and the increased cost of steel casing, other tubulars and wellhead equipment during the peak level of industry activity in 2008. The DD&A rate also increased due to second half 2008 and first quarter 2009 price-related reserve revisions, the ongoing depletion of older, lower-cost reserves and the increasing share of Questar E&P production derived from properties developed in a higher-cost environment. Lease operating expense per Mcfe was higher due to increased costs of materials and consumables, increased produced-water disposal costs and increased well-workover activity. General and administrative expense and allocated interest expense per Mcfe declined slightly in the six-month period of 2009. Production taxes per Mcfe decreased in 2009 as a result of lower natural gas and oil sales prices.

Major Questar E&P Operating Areas

Midcontinent

Questar E&P Midcontinent properties are distributed over a large area, including the Anadarko Basin of Oklahoma and the Texas Panhandle, the Arkoma Basin of Oklahoma and western Arkansas, and the Ark-La-Tex region of Arkansas, Louisiana, and Texas With the exception of northwest Louisiana, the Granite Wash play in the Texas Panhandle and the Woodford Shale play in western Oklahoma, Questar E&P Midcontinent leasehold interests are fragmented, with no significant concentration of property interests.

Questar E&P has approximately 31,000 net acres of Haynesville Shale lease rights in northwest Louisiana. The depth of the top of the Haynesville Shale ranges from approximately 10,500 feet to 12,500 feet across Questar E&P's leasehold and is below the Hosston and Cotton Valley formations that Questar E&P has been developing in northwest Louisiana for over a decade. Questar E&P continues infill-development drilling in the Cotton Valley and Hosston formations in northwest Louisiana and intends to drill or participate in up to 35 horizontal Haynesville Shale wells in 2009. As of June 30, 2009, Questar E&P had six operated rigs drilling in the project area and operated or had working interests in 583 producing wells in northwest Louisiana compared to 386 at June 30, 2008.

Pinedale Anticline

As of June 30, 2009, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 370 producing wells on the Pinedale Anticline compared to 276 at the end of the second quarter of 2008. Of the 370 producing wells, Questar E&P has working interests in 348 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 115 of the 370 producing wells.

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

Uinta Basin

As of June 30, 2009, Questar E&P had an operating interest in 888 producing wells in the Uinta Basin of eastern Utah, compared to 872 at June 30, 2008. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs

Questar 2009 Form 10-Q

at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 255,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. Planned exploration and development activity for 2009 includes wells in the Green River and Williston Basins.

Wexpro

Wexpro reported net income of $19.8 million in the second quarter of 2009 compared to $18.8 million in 2008, a 5% increase and first half net income of $38.6 million in 2009 compared to $35.0 million in 2008, up 10%. Wexpro 2009 results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19-20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. Wexpro investment base at June 30, 2009, was $411.4 million compared to $346.4 million a year ago, a 19% increase.

MIDSTREAM FIELD SERVICES – Questar Gas Management

Following is a summary of Gas Management financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Gathering	$37.4	$35.6	$1.8	$74.0	$70.8	$3.2
Processing	22.0	42.1	(20.1)	40.4	75.8	(35.4)
Total Revenues	59.4	77.7	(18.3)	114.4	146.6	(32.2)
Operating expenses
Operating and maintenance	16.2	27.2	(11.0)	35.8	51.3	(15.5)
General and administrative	6.9	5.6	1.3	10.7	10.7
Production and other taxes	1.1	0.5	0.6	2.0	0.8	1.2
Depreciation, depletion and amortization	11.0	6.6	4.4	21.9	12.9	9.0
Total Operating Expenses	35.2	39.9	(4.7)	70.4	75.7	(5.3)
Net (loss) from asset sales				(0.2)		(0.2)
Operating Income	$24.2	$37.8	($13.6)	$43.8	$70.9	($27.1)
Operating Statistics
Natural gas processing volumes
NGL sales (MMgal)	24.8	24.8		46.2	46.2
NGL sales price (per gal)	$0.61	$1.41	($0.80)	$0.54	$1.32	($0.78)
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	17.0	17.7	(0.7)	41.8	42.4	(0.6)
For affiliated customers	25.1	25.5	(0.4)	52.8	51.0	1.8
Total Fee-Based Processing Volumes	42.1	43.2	(1.1)	94.6	93.4	1.2
Fee-based processing (per MMBtu)	$0.16	$0.15	$0.01	$0.16	$0.14	$0.02
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	62.6	54.7	7.9	127.7	106.0	21.7
For affiliated customers	41.5	38.0	3.5	86.4	75.3	11.1
Total Gas Gathering Volumes	104.1	92.7	11.4	214.1	181.3	32.8
Gas gathering revenue (per MMBtu)	$0.30	$0.31	($0.01)	$0.29	$0.31	($0.02)

Gas Management, which provides gas-gathering and processing-services, reported net income of $14.5 million in the second quarter of 2009 compared to $21.7 million in the same period of 2008. Net income was $25.9 million in the first half of 2009

Questar 2009 Form 10-Q

compared to $40.2 million in the 2008 period. The decrease in net income was driven by decreased processing margins and increased depreciation expense. Depreciation expense grew $4.4 million or 67% in the second quarter of 2009 and $9.0 million or 70% in the first half of 2009 compared with the 2008 periods as the result of investment additions in 2008.

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the second quarter of 2009 decreased 35% to $14.0 million compared to $21.7 million in 2008 and declined 41% to $23.3 million in the first half of 2009 compared to $39.5 million in the 2008 period. The keep-whole processing margin (frac-spread) decreased 42% or $7.1 million in the second quarter of 2009 compared to the 2008 quarter and 54% in the first half of 2009 compared to the first half of 2008. Fee-based gas-processing volumes decreased 3% in the second quarter of 2009 to 42.1 million MMBtu and increased 1% to 94.6 million MMBtu in the first half of 2009 compared to 93.4 million MMBtu in the 2008 period. Fee-based gas-processing revenues increased $0.4 million or 6% compared to the year ago quarter and $1.6 million or 12% in the first half of 2009 compared to the first half of 2008. Approximately 82% of Gas Management net operating revenue (total revenue less processing plant-shrink) was derived from fee-based contracts compared to 72% in the 2008 quarter.

Gas Management may use forward sales contracts to reduce processing-margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in 2008.

Total gathering margins (revenues minus direct gathering expenses) increased 1% in the second quarter of 2009 to $29.0 million compared to $28.8 million in 2008. Total gathering margins in the first half of 2009 decreased 1% to $55.2 million compared to $55.8 million in 2008. Gathering volumes increased 11.4 million MMBtu, or 12% to 104.1 million MMBtu in the second quarter of 2009 and 32.8 million MMBtu in the first half of 2009 compared with the 2008 periods. Expanding Pinedale production and new projects serving third parties in the Uinta Basin contributed to a 20% increase in third-party volumes in the first half of 2009 compared to the 2008 period.

ENERGY MARKETING – Questar Energy Trading

Energy Trading net income was $0.8 million in the second quarter of 2009, a decrease of 83% compared to $4.8 million in the 2008 quarter and decreased $6.7 million in the first half of 2009 compared to 2008 as a result of lower marketing margins. First half revenues from unaffiliated customers were $191.6 million in 2009 compared to $387.4 million in 2008, a 51% decrease, primarily the result of lower natural gas prices. The weighted-average natural gas sales price decreased 59% in the first half of 2009 to $3.18 per MMBtu compared to $7.74 per MMBtu in the 2008 period.

INTERSTATE GAS TRANSPORTATION – Questar Pipeline

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported second quarter 2009 net income of $15.0 million compared with $12.7 million in 2008, an 18% increase. Net income for the first half of 2009 was $29.7 million compared with $28.6 for the first half of 2008. The second quarter of 2008 included one-time items that reduced net income by $2.1 million. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Transportation	$43.3	$43.2	$ 0.1	$86.0	$87.4	($1.4)
Storage	9.3	9.3		18.9	18.9
NGL sales	2.2	3.4	(1.2)	4.0	7.4	(3.4)
Energy services	3.2	4.3	(1.1)	7.2	7.8	(0.6)
Gas processing	0.9	1.0	(0.1)	1.8	2.7	(0.9)
Other	2.4	0.8	1.6	3.2	2.0	1.2
Total Revenues	61.3	62.0	(0.7)	121.1	126.2	(5.1)
Operating expenses
Operating and maintenance	9.6	8.4	1.2	17.7	17.6	0.1
General and administrative	8.7	10.1	(1.4)	17.3	19.5	(2.2)
Depreciation and amortization	10.9	10.5	0.4	21.7	21.3	0.4
Asset impairment		10.6	(10.6)		10.6	(10.6)
Other taxes	2.1	2.1		4.4	4.3	0.1

Questar 2009 Form 10-Q

Cost of goods sold	0.3	0.6	(0.3)	1.1	0.8	0.3
Total Operating Expenses	31.6	42.3	(10.7)	62.2	74.1	(11.9)
Net gain from asset sales	0.2	3.9	(3.7)	0.3	4.0	(3.7)
Operating Income	$29.9	$23.6	$ 6.3	$59.2	$56.1	$3.1
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	161.8	157.7	4.1	315.7	287.5	28.2
For Questar Gas	26.7	30.1	(3.4)	71.1	73.3	(2.2)
For other affiliated customers	1.4	1.5	(0.1)	2.6	2.4	0.2
Total Transportation	189.9	189.3	0.6	389.4	363.2	26.2
Transportation revenue (per dth)	$0.23	$0.23		$0.22	$0.24	($0.02)
Firm daily transportation demand at June 30, (including White River Hub of 1,005 in 2009 in Mdth)	4,221	3,124	1,097
Natural gas processing
NGL sales (MMgal)	2.7	1.5	1.2	5.7	4.0	1.7
NGL sales price (per gal)	$0.81	$2.24	($1.43)	$0.70	$1.85	($1.15)

Revenues

As of June 30, 2009, Questar Pipeline had firm-transportation contracts of 4,221 Mdth per day, including 1,005 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 3,124 Mdth per day as of June 30, 2008. The White River Hub was placed in service in December 2008. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand.

Questar Gas is Questar Pipeline's largest transportation customer with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Transportation revenues decreased $1.4 million in the first half of 2009 compared to the first half of 2008 primarily because of an adjustment to an accrual for sharing of interruptible transportation revenues that was recorded in the first quarter of 2008.

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

NGL sales were $1.2 million lower in the second quarter of 2009 compared with the second quarter of 2008 and $3.4 million lower in the first half of 2009 compared with the first half of 2008. NGL volumes were 43% higher in the first half of 2009, but NGL prices were 62% lower.

Other revenues were higher in the periods ended June 30, 2009 due primarily to $1.3 million received from storage customers in the second quarter of 2009. Under a stipulation, these customers were required to pay the difference between the cost-of-service for a gas-processing facility and liquid revenues received from this facility for the 12 months ended May 2009.

Expenses

Operating and maintenance expenses increased by 14% to $9.6 million in the second quarter of 2009 compared to $8.4 million in the second quarter of 2008. Operating and maintenance expenses increased 1% in the first half of 2009 compared with the first half of 2008. The increase was due to transportation fees of the White River Hub. General and administrative expenses decreased by 14% to $8.7 million in the second quarter of 2009 and decreased by 11% to $17.3 million in the first half of 2009. Operating, maintenance, general and administrative expenses per dth transported declined to $0.09 in the first half of 2009 compared with $0.10 in the first half of 2008 because transportation volumes increased 7% and costs decreased 6%. Operating, maintenance, general and administrative expenses include processing and storage costs.

Questar 2009 Form 10-Q

Depreciation expense increased 2% in the first half of 2009 compared to the first half of 2008 due to plant additions.

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

RETAIL GAS DISTRIBUTION – Questar Gas

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported net loss of $2.0 million in the second quarter of 2009, the same as the second quarter of 2008. Net income was $29.8 million in the first half of 2009, up 4% from $28.6 million in the first half of 2008. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$129.7	$142.0	($12.3)	$521.7	$518.0	$ 3.7
Industrial sales	1.8	3.1	(1.3)	4.1	6.0	(1.9)
Transportation for industrial customers	2.6	2.1	0.5	5.1	4.4	0.7
Service	1.5	1.6	(0.1)	3.2	3.2
Other	3.4	13.0	(9.6)	10.6	22.4	(11.8)
Total revenues	139.0	161.8	(22.8)	544.7	554.0	(9.3)
Cost of natural gas sold	89.6	116.8	(27.2)	382.7	409.6	(26.9)
Margin	49.4	45.0	4.4	162.0	144.4	17.6
Other operating expenses
Operating and maintenance	22.0	19.5	2.5	53.0	41.3	11.7
General and administrative	11.0	10.5	0.5	20.8	21.0	(0.2)
Depreciation and amortization	10.9	10.3	0.6	21.7	20.5	1.2
Other taxes	3.9	3.6	0.3	7.7	7.1	0.6
Total other operating expenses	47.8	43.9	3.9	103.2	89.9	13.3
Operating income	$ 1.6	$ 1.1	$ 0.5	$ 58.8	$ 54.5	$ 4.3
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	17.8	19.2	(1.4)	62.3	69.1	(6.8)
Industrial sales	0.3	0.5	(0.2)	0.6	0.9	(0.3)
Transportation for industrial customers	13.6	13.4	0.2	30.1	29.4	0.7
Total industrial	13.9	13.9		30.7	30.3	0.4
Total deliveries	31.7	33.1	(1.4)	93.0	99.4	(6.4)
Natural gas revenue (per dth)
Residential and commercial sales	$7.27	$7.41	($0.14)	$8.37	$7.50	$0.87
Industrial sales	6.29	6.92	(0.63)	6.97	6.75	0.22
Transportation for industrial customers	$0.19	$0.16	0.03	$0.17	$0.15	0.02
Colder than normal temperatures	4%	31%	(27%)		16%	(16%)
Temperature-adjusted usage per customer (dth)	17.1	16.4	0.7	64.5	65.6	(1.1)
Customers at June 30 (thousands)	890.2	881.5	8.7

Questar 2009 Form 10-Q

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $4.4 million in the second quarter of 2009 compared to the second quarter of 2008 and increased $17.6 million in the first half of 2009 compared to the first half of 2008. Following is a summary of major changes in Questar Gas margin:

	3 Month Change	6 Month Change
	2008 to 2009	2008 to 2009
	(in millions)
Customer growth	$0.4	$1.3
General rate case	1.7	6.2
Conservation-enabling tariff	(1.2)	1.0
Change in usage per customer	1.2	(1.8)
Demand-side management cost recovery	2.7	8.4
Recovery of gas-cost portion of bad-debt costs	(1.2)	0.2
Other	0.8	2.3
Increase	$4.4	$17.6

At June 30, 2009, Questar Gas served 890,249 customers, up from 881,505 at June 30, 2008. Customer growth increased the margin by $0.4 million in the second quarter of 2009 and $1.3 million in the first half of 2009.

In December 2007, Questar Gas filed a general rate case in Utah requesting an increase in rates of $27.0 million, including an authorized return on equity of 11.25%. The company subsequently modified its request to $22.2 million to reflect a change in test year ordered by the PSCU and the impact of tax law changes on rate base. In the second quarter of 2008, Questar Gas received an order from the PSCU increasing rates by $12.0 million. The PSCU reduced Questar Gas's allowed return on equity from 11.2% to 10%. The new rates went into effect in mid-August 2008 and increased the margin by $1.7 million in the second quarter of 2009 and $6.2 million in the first half of 2009.

Temperature-adjusted usage per customer increased 4% in the second quarter of 2009 compared to the second quarter of 2008 and decreased 2% in the first half of 2009 compared to the first half of 2008. The impact on the company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff that was approved by the PSCU beginning 2006. The CET resulted in a margin decrease of $1.2 million in the second quarter of 2009, offsetting the $1.2 million increase in margin resulting from usage per customer. For the first half of 2009, the CET increased margin by $1.0 million partially offsetting the $1.8 million decrease in margin from lower usage per customer.

Weather, as measured in degree days, was 4% colder than normal in the second quarter of 2009 and normal in the first half of 2009. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold was down 23% in the second quarter of 2009 compared to the second quarter of 2008 and down 7% in the first half of 2009 compared to the first half of 2008. The decreases were due to lower gas purchase expenses per dth and lower sales volumes. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2009, Questar Gas had a $48.6 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. Questar Gas reduced its rates for gas costs by an annualized $165 million effective March 1, 2009. In addition, Questar Gas rebated approximately $50 million of the over-collected balance in the purchased-gas adjustment account to customers in May 2009 business.

Operating and maintenance expenses increased 13% in the second quarter of 2009 compared to the second quarter of 2008 and 28% in the first half of 2009 compared to the first half of 2008. The increase was due primarily to higher demand-side management costs. The demand-side management costs increased $2.7 million in the second quarter of 2009 over the second quarter of 2008 and increased $8.4 million in the first half of 2009 over the first half of 2008. These costs are for the company's energy-efficiency program and are recovered from customers through periodic pass-through rate changes. General and administrative expenses increased 5% in the 2009 second quarter and decreased 1% in the first half of 2009. Operating, maintenance, general and administrative expenses per customer were $83 in the first half of 2009 compared to $71 in the first half of 2008 due to an increase in demand-side management cost of $9 per customer.

Depreciation expense increased 6% in the second quarter of 2009 and first half of 2009 compared to the 2008 periods primarily as a result of plant additions from customer growth and system expansion.

Questar 2009 Form 10-Q

Consolidated Results below Operating Income

Interest and other income

In the second quarter of 2008, Questar Pipeline received the final cash payment on a note receivable resulting from the May 2005 sale of a business. Gain on collection of the note receivable and related interest amounted to $3.7 million.

Interest expense

Interest expense increased 7% in the first half of 2009 compared to a year ago due primarily to 2008 financing activities associated with the purchase of two natural gas development properties in northwest Louisiana and pipeline expansions. Interest expense decreased 6% in the second quarter of 2009 compared with the second quarter of 2008 due to lower borrowings.

Net mark-to-market gain (loss) on basis-only swaps

The Company’s basis-only swaps do not qualify for hedge accounting. The Company recognized a pre-tax net mark-to-market loss of $27.8 million on natural gas basis-only swaps in the second quarter of 2009 compared to a $16.3 million gain in the second quarter of 2008. The first half 2009 loss was $162.7 million compared to a gain of $30.0 million in the 2008 period.

Income taxes

The effective combined federal and state income tax rate was 36.3% in the first half of 2009 compared with 37.0% in the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased 29% in the first half of 2009 compared to the first half of 2008 due to higher noncash adjustments to net income. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization, a noncash net mark-to-market loss on basis-only swaps and changes in operating assets and liabilities. Cash sources from operating assets and liabilities were higher in 2009 primarily due to over-collection in the purchase-gas adjustment account. Net cash provided from operating activities is presented below:

	6 Months Ended June 30,
	2009	2008	Change
	(in millions)
Net income	$146.2	$362.9	($216.7)
Noncash adjustments to net income	584.4	374.1	210.3
Changes in operating assets and liabilities	116.8	(77.8)	194.6
Net cash provided from operating activities	$847.4	$659.2	$188.2

Investing Activities

A comparison of capital expenditures for the first half of 2009 and 2008 plus a forecast for calendar year 2009 are presented below:

			Forecast
	6 Months Ended June 30,		12 Months Ended December 31,
	2009	2008	2009
	(in millions)
Questar E&P	$509.0	$1,122.0	$841.2
Wexpro	58.3	63.2	117.6
Gas Management	55.4	134.9	134.0
Questar Pipeline	49.1	27.2	100.9
Questar Gas	30.8	64.3	83.6
Other	0.5	0.7	1.3
Total	$703.1	$1,412.3	$1,278.6

Property acquisitions and expanded drilling programs represented the majority of the higher capital expenditures for the first half of 2008 compared to the 2009 period.

Questar 2009 Form 10-Q

Financing Activities

In the first half of 2009, net cash provided from operating activities of $847.4 million exceeded net cash used in investing activities of $696.1 million by $151.3 million. Long-term debt increased by a net change of $49.9 million and short-term debt decreased by a net change of $195.6 million in the first half of 2009.

Questar sells commercial paper, rated A2 by Standard & Poor's and P2 by Moody's, to meet short-term financing requirements. The Company maintains committed credit lines with banks to provide liquidity when commercial-paper markets are illiquid. Credit commitments under the bank lines totaled $365.0 million at June 30, 2009, with no amounts borrowed. Commercial paper borrowing amounted to $35.5 million at June 30, 2009. In July 2009, the Company added $40.0 million net of new committed bank lines resulting in total commitments of $405.0 million.

At June 30, 2009, combined short-term and long-term debt was 39% and common equity was 61% of total capital. Market Resources had unused capacity of $300.0 million under a long-term revolving-credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar's primary market-risk exposure arises from changes in the market price for natural gas, oil and NGL, and volatility in interest rates. Energy Trading has long-term contracts for pipeline capacity and is obligated to pay for transportation services with no guarantee that it will be able to recover the full cost of these transportation commitments.

Commodity-Price Risk Management

Market Resources’ subsidiaries use commodity-based derivative instruments in the normal course of business to reduce the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and, a portion of Energy Trading gas-marketing transactions.

As of June 30, 2009, Market Resources held commodity-price hedging contracts covering about 426.5 million MMBtu of natural gas and 1.6 million barrels of oil and basis-only swaps on an additional 77.1 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 317.7 million MMBtu of natural gas, 1.4 million barrels of oil and natural gas basis-only swaps on an additional 183.0 Bcf. Changes in the fair value of derivative contracts from December 31, 2008 to June 30, 2009 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at December 31, 2008	$543.6	($75.5)	$468.1
Contracts realized or otherwise settled	(235.5)	7.6	(227.9)
Change in gas and oil prices on futures markets	(51.4)	(27.7)	(79.1)
Contracts added	4.2		4.2
Contracts re-designated as fixed-price swaps	142.5	(142.5)
Net fair value of gas- and oil-derivative contracts outstanding at June 30, 2009	$403.4	($238.1)	$165.3

A table of the net fair value of gas- and oil-derivative contracts as of June 30, 2009, is shown below. Most of the fixed-priced swaps will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from Accumulated Other Comprehensive Income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by June 30, 2010	$451.7	($161.9)	$289.8
Contracts maturing between July 1, 2010 and June 30, 2011	(27.7)	(39.0)	(66.7)
Contracts maturing between July 1, 2011 and June 30, 2012	(20.6)	(37.2)	(57.8)
Net fair value of gas- and oil-derivative contracts outstanding at June 30, 2009	$403.4	($238.1)	$165.3

Questar 2009 Form 10-Q

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	June 30,
	2009	2008
	(in millions)
Net fair value – asset (liability)	$165.3	($ 728.6)
Fair value if market prices of gas and oil and basis differentials decline by 10%	361.2	(430.5)
Fair value if market prices of gas and oil and basis differentials increase by 10%	(30.7)	(1,026.6)

Interest-Rate Risk Management

As of June 30, 2009, Questar had $1,672.2 million of fixed-rate long-term debt and $500.0 million of variable-rate long-term debt.

Forward-Looking Statements

This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•

the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On July 10, 2009 Questar E&P filed a petition with the U.S. Tenth Circuit Court of Appeals challenging an administrative compliance order dated May 12, 2009, (Order) issued by the EPA which asserts that Questar E&P's Flat Rock 14P Well and associated equipment is a major source of emissions of hazardous air pollutants and its operation fails to comply with certain regulations of the CAA. The Order required immediate compliance and threatened substantial penalties for failure to do so. Questar E&P denies that the drilling and operation of the 14P Well and associated equipment violates any provision of the CAA and intends to vigorously defend against this Order. Settlement discussions with the agency have occurred to find a compromise, which avoids further litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2009:

2009	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April	48,358	$30.75	-	-
May	2,836	33.04	-	-
June	19,452	34.45	-	-
Total	70,646	$31.86	-	-

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

Questar 2009 Form 10-Q

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 19, 2009. At the meeting several proposals plus the election of four directors to serve on the board were voted on:

A vote on the election of three directors to hold office until the annual meeting in 2012 and one director (James A. Harmon) to hold office until the annual meeting in 2010 was as follows:

Name	Votes For	Votes Withheld
Keith O. Rattie	145,003,798	5,076,681
Harris H. Simmons	145,743,374	4,337,105
M.W. Scoggins	131,439,788	18,640,691
James A. Harmon	145,081,041	4,999,438

A vote on a proposal to

ratify the selection of Ernst & Young as the Company's independent auditor was as follows:

Votes For	Votes Against	Votes Withheld
147,055,484	2,729,549	295,446

A vote on a proposal to approve amendments to the Articles of Incorporation of the Company to provide for the staggered elimination of the Company's classified board structure and to remove the requirement that the Company have 13 directors was as follows:

Votes For	Votes Against	Votes Withheld
146,393,552	3,238,046	448,881

A vote on a proposal to approve amendments to the Articles of Incorporation of the Company to remove an outdated statutory reference and clarify the director liability standard was as follows:

Votes For	Votes Against	Votes Withheld
148,860,241	916,392	303,846

A vote on a proposal to approve amendments to the Article of Incorporation to increase the number of authorized shares from 360,000,000 to 510,000,000 and to make certain other clarifying changes was as follows:

Votes For	Votes Against	Votes Withheld
133,436,331	16,328,645	315,503

A vote on a proposal to approve an amendment to the Articles of Incorporation to eliminate a provision of imposing limits on the issuance of preferred stock was as follows:

Votes For	Votes Against	Votes Withheld
135,050,674	14,414,369	607,436

A vote on a proposal to approve performance metrics and amendments to the Long-Term Cash Incentive Plan was as follows:

Votes For	Votes Against	Votes Withheld
117,086,257	32,303,122	691,100

A vote on a proposal regarding majority voting in uncontested director elections was as follows:

Votes For	Votes Against	Votes Withheld
88,839,354	26,346,711	6,302,940

Questar 2009 Form 10-Q

A vote on a proposal to hold an advisory vote on executive compensation was as follows:

Votes For	Votes Against	Votes Withheld
53,301,289	72,449,597	4,761,274

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

     10.1.

Employment Agreement between the Company and Richard J. Doleshek effective May 7, 2009.

     31.1.

Certification signed by Keith O. Rattie, Questar Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2.

Certification signed by Richard J. Doleshek, Questar Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.

Certification signed by Keith O. Rattie and Richard J. Doleshek, Questar Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

(Registrant)

August 4, 2009

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

August 4, 2009

/s/Richard J. Doleshek

Richard J. Doleshek, Executive Vice President

and Chief Financial Officer

Exhibits List

Exhibits

     10.1.

Employment Agreement between the Company and Richard J. Doleshek effective May 7, 2009.

     31.1.

Certification signed by Keith O. Rattie, Questar Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2.

Certification signed by Richard J. Doleshek, Questar Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.

Certification signed by Keith O. Rattie and Richard J. Doleshek, Questar Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar 2009 Form 10-Q