Form 10-Q/A
period 2009-06-30
QUESTAR CORP
filed 2009-09-02
CIK 751652

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

EXPLANATORY NOTE

Amendment No. 1 to the Questar Corporation. (the Company) Quarterly Report on Form 10-Q for the period ended June 30, 2009, is filed solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL). The Securities and Exchange Commission (SEC) allowed 30 days beyond the filing date of the second quarter 2009 Form 10-Q for the initial submission of Exhibit 101. No other changes have been made to the Company’s Form 10-Q, which was filed with the SEC on August 4, 2009 (Original Filing). Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to August 4, 2009.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS.

Exhibit No.

Exhibits

     10.1.*

Employment Agreement between the Company and Richard J. Doleshek effective May 7, 2009.

     31.1.*

Certification signed by Keith O. Rattie, Questar Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2.*

Certification signed by Richard J. Doleshek, Questar Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.*

Certification signed by Keith O. Rattie and Richard J. Doleshek, Questar Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**

XBRL Taxonomy Extension Schema.

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**

XBRL Taxonomy Extension Label Linkbase.

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase.

101.INS**

XBRL Instance Document.

  *Previously filed on August 4, 2009.

**Furnished herewith.

Questar 2009 Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

(Registrant)

September 1, 2009

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

September 1, 2009

/s/Richard J. Doleshek

Richard J. Doleshek, Executive Vice President

and Chief Financial Officer

Exhibits List

Exhibits

     10.1.*

Employment Agreement between the Company and Richard J. Doleshek effective May 7, 2009.

     31.1.*

Certification signed by Keith O. Rattie, Questar Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2.*

Certification signed by Richard J. Doleshek, Questar Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.*

Certification signed by Keith O. Rattie and Richard J. Doleshek, Questar Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**

XBRL Taxonomy Extension Schema.

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**

XBRL Taxonomy Extension Label Linkbase.

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase.

101.INS**

XBRL Instance Document.

  *Previously filed on August 4, 2009.

**Furnished herewith.

Questar 2009 Form 10-Q/A

2