Form 10-Q
period 2009-09-30
QUESTAR CORP
filed 2009-11-05
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Yes [   ]   No [X]

On October 31, 2009, 174,366,995 shares of the registrant's common stock, without par value, were outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three and nine months ended

  September 30, 2009 and 2008

3

Condensed Consolidated Balance Sheets as of September 30, 2009

  and December 31, 2008

4

Condensed Consolidated Statements of Cash Flows for the nine months ended

  September 30, 2009 and 2008

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

15

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4.

CONTROLS AND PROCEDURES

26

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

27

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 6.

EXHIBITS

27

SIGNATURES

28

Questar 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
REVENUES
Market Resources	$474.9	$601.0	$1,379.2	$1,789.6
Questar Pipeline	42.6	43.8	126.3	131.8
Questar Gas	82.3	115.2	626.5	664.9
Total Revenues	599.8	760.0	2,132.0	2,586.3

OPERATING EXPENSES
Cost of natural gas and other products sold (excluding operating expenses shown separately)	80.2	131.2	483.6	761.8
Operating and maintenance	78.5	93.2	263.0	271.7
General and administrative	47.8	34.0	136.4	121.3
Production and other taxes	21.4	47.6	75.3	137.7
Depreciation, depletion and amortization	168.6	126.0	510.0	351.9
Exploration	6.3	7.4	18.3	14.7
Abandonment and impairment	5.1	4.1	12.6	20.9
Total Operating Expenses	407.9	443.5	1,499.2	1,680.0
Net gain (loss) from asset sales	(0.3)	59.0	1.4	62.4
OPERATING INCOME	191.6	375.5	634.2	968.7
Interest and other income	3.6	6.7	12.3	17.0
Income from unconsolidated affiliates	1.8	0.9	4.8	1.3
Net mark-to-market gain (loss) on basis-only swaps	(10.7)	(22.5)	(173.4)	7.5
Interest expense	(31.4)	(32.8)	(93.6)	(90.9)
INCOME BEFORE INCOME TAXES	154.9	327.8	384.3	903.6
Income taxes	(56.1)	(121.2)	(139.3)	(334.1)
NET INCOME	98.8	206.6	245.0	569.5
Net income attributable to noncontrolling interest	(0.6)	(2.4)	(1.7)	(6.9)
NET INCOME ATTRIBUTABLE TO QUESTAR	$ 98.2	$ 204.2	$ 243.3	$ 562.6

Earnings Per Common Share Attributable To Questar
Basic	$0.57	$ 1.18	$1.40	$ 3.26
Diluted	0.56	1.16	1.38	3.19
Weighted-average common shares outstanding
Used in basic calculation	174.3	172.9	174.0	172.7
Used in diluted calculation	176.3	176.1	176.1	176.2
Dividends per common share	$0.125	$0.1225	$0.375	$0.3675

See notes accompanying the condensed consolidated financial statements

Questar 2009 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2009 (Unaudited)	Dec. 31, 2008
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents		$ 23.9
Accounts receivable, net	$ 221.1	386.6
Unbilled-gas accounts receivable	19.5	95.8
Fair value of derivative contracts	184.9	431.3
Gas and oil storage	66.2	85.5
Materials and supplies	112.8	106.9
Prepaid expenses and other	86.9	55.0
Total Current Assets	691.4	1,185.0
Property, Plant and Equipment (successful efforts method for gas and oil properties)	11,049.6	10,229.8
Accumulated depreciation, depletion and amortization	(3,579.2)	(3,096.8)
Net Property, Plant and Equipment	7,470.4	7,133.0
Investment in unconsolidated affiliates	71.4	68.4
Goodwill	69.9	70.0
Regulatory assets	24.3	26.3
Fair value of derivative contracts	11.4	106.3
Other noncurrent assets, net	41.7	41.7
Total Assets	$8,380.5	$8,630.7

LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 14.1
Short-term debt	38.5	$ 231.1
Accounts payable and accrued expenses	449.9	682.9
Fair value of derivative contracts	109.3	0.5
Purchase-gas adjustment	37.1	45.8
Deferred income taxes - current	35.5	130.6
Current portion of long-term debt	42.0	42.0
Total Current Liabilities	726.4	1,132.9
Long-term debt, less current portion	2,104.9	2,078.9
Deferred income taxes	1,399.1	1,334.1
Asset retirement obligations	186.1	175.6
Pension and postretirement benefits	253.2	250.0
Fair value of derivative contracts	185.0	69.0
Other long-term liabilities	129.0	142.7
EQUITY
Common stock	443.3	451.0
Retained earnings	2,950.3	2,772.3
Accumulated other comprehensive income (loss)	(51.9)	194.7
Total Common Shareholders' Equity	3,341.7	3,418.0
Noncontrolling interest	55.1	29.5
Total Equity	3,396.8	3,447.5
Total Liabilities and Equity	$8,380.5	$8,630.7

See notes accompanying the condensed consolidated financial statements

Questar 2009 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended Sept. 30,
	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 245.0	$ 569.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion and amortization	516.1	357.6
Deferred income taxes	115.8	297.3
Abandonment and impairment	12.6	20.9
Share-based compensation	17.4	12.6
Dry exploratory well expense	3.6	2.3
Net (gain) from asset sales	(1.4)	(62.4)
(Income) from unconsolidated affiliates	(4.8)	(1.3)
Distributions from unconsolidated affiliates and other	2.0	1.3
Net mark-to-market (gain) loss on basis-only swaps	173.4	(7.5)
Changes in operating assets and liabilities	117.8	(77.3)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	1,197.5	1,113.0

INVESTING ACTIVITIES
Property, plant and equipment, including dry exploratory well expense	(1,017.3)	(1,896.5)
Other investments		(21.5)
Total capital expenditures	(1,017.3)	(1,918.0)
Cash used in disposition of assets	(1.2)	(3.3)
Proceeds from disposition of assets	16.2	127.5
NET CASH USED IN INVESTING ACTIVITIES	(1,002.3)	(1,793.8)

FINANCING ACTIVITIES
Common stock issued	11.3	5.0
Common stock repurchased	(6.1)	(14.5)
Long-term debt issued, net of issuance costs	397.8	1,616.6
Long-term debt repaid	(375.0)	(693.0)
Change in short-term debt	(192.6)	(205.6)
Checks outstanding in excess of cash balances	14.1	14.2
Dividends paid	(65.3)	(63.7)
Excess tax benefits from share-based compensation	1.3	12.9
Distribution to noncontrolling interest	(4.6)	(6.3)
Other		1.0
NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(219.1)	666.6
Change in cash and cash equivalents	(23.9)	(14.2)
Beginning cash and cash equivalents	23.9	14.2
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar 2009 Form 10-Q

QUESTAR CORPORATION

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

Questar Corporation (Questar or the Company) is a natural gas-focused energy company with five major lines of business - gas and oil exploration and production, midstream field services, energy marketing, interstate gas transportation, and retail gas distribution - which are conducted through its three principal subsidiaries:

-

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

-

Questar Pipeline Company (Questar Pipeline) provides interstate natural gas transportation and storage and other energy services.

-

Questar Gas Company (Questar Gas) provides retail natural gas distribution services in Utah, Wyoming and Idaho.

Questar operates in the Rocky Mountain and Midcontinent regions of the United States of America and is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Note 2 - Basis of Presentation of Interim Consolidated Financial Statements

In July 2009 the Financial Accounting Standards Board (FASB) completed a revision of non-governmental U.S. GAAP into a single authoritative source and issued a codification of accounting rules and references. Authoritative standards included in the codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. The codification effort, while not creating or changing accounting rules, changed how users would cite accounting regulations. Citations in financial statements must identify the sections within the new codification. The codification is effective for interim and annual periods ending after September 15, 2009. The Company is complying with the new codification standards.

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

On January 1, 2009, Questar adopted new guidance (ASC 810) for the accounting, reporting and disclosure of noncontrolling interests., The new guidance requires that noncontrolling interest, previously known as minority interest, be clearly identified, labeled, and presented in the consolidated financial statements separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated income statement; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and any retained noncontrolling equity investment in a former subsidiary be initially measured at fair value. The new provisions are applied prospectively from the date of adoption, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented.

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three months and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Questar 2009 Form 10-Q

The condensed consolidated financial statements reflect management's consideration of known subsequent events as of November 5, 2009, the date that the consolidated financial statements were issued.

All dollar and share amounts in this quarterly report on Form 10-Q are in millions, except per-share information and where otherwise noted.

Note 3 - Earnings Per Share (EPS)

Basic EPS is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options. During the first quarter of 2009, the Company adopted the updated provisions of ASC 260, "Earnings per Share" (formerly FASB Staff Position Emerging Issues Task Force 03-06-1). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities and therefore have a potential dilutive effect on EPS. The adoption was applied retrospectively and did not have a material effect on the Company's EPS calculations. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
Weighted-average basic common shares outstanding	174.3	172.9	174.0	172.7
Potential number of shares issuable under the Long-term Stock Incentive Plan	2.0	3.2	2.1	3.5
Average diluted common shares outstanding	176.3	176.1	176.1	176.2

Note 4 - Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP). For the first nine months share-based compensation expense amounted to $17.4 million in 2009 compared with $12.6 million in 2008. Deferred share-based compensation, representing the unvested restricted shares awards amounted to $17.9 million at September 30, 2009, and $17.7 million at December 31, 2008. For the first nine months cash flow from tax deductions in excess of recognized compensation expense amounted to $1.3 million in 2009 and $12.9 million in 2008. There were 8,235,455 shares available for future grant at September 30, 2009.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model is intended to measure the value of options traded on an exchange. The calculated fair value of options granted during the nine months ended September 30, 2009, and range of major assumptions used in the model at the dates of grant are listed below:

9 Months Ended Sept. 30, 2009
Range of Stock Option Variables
Fair value of options at grant date	$31.06 - $35.38
Risk-free interest rate	1.78% - 2.51%
Expected price volatility	28.1% - 29.9%
Expected dividend yield	1.39% - 1.61%
Expected life in years	5.0 - 5.0

Unvested stock options increased by 907,332 shares in the first nine months of 2009. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at Jan. 1, 2009	4,183,075	$ 7.50 - $53.83	$17.53
Granted	1,004,000	31.06 - 35.38	35.01

Questar 2009 Form 10-Q

Exercised	(298,430)	7.50 - 14.01	8.78
Forfeited	(50,000)	28.58	28.58
Balance at Sept. 30, 2009	4,838,645	$7.50 - $53.83	$21.58

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2009	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2009	Weighted-average exercise price	Number unvested at Sept. 30, 2009	Weighted- average exercise price
$ 7.50	179,092	0.4	$ 7.50	179,092	$ 7.50
11.48 - 11.98	855,488	2.4	11.58	855,488	11.58
13.56 - 14.86	1,878,291	2.7	13.71	1,878,291	13.71
17.55 - 31.06	401,774	3.5	27.44	114,274	23.48	287,500	$29.01
$33.86 - $53.83	1,524,000	5.4	37.00	46,668	41.08	1,477,332	36.88
	4,838,645	3.5	$21.58	3,073,813	$13.53	1,764,832	$35.59

Restricted-share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at September 30, 2009, was 16 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted		Weighted-average
	Shares	Price Range	Price
Balance at Jan. 1, 2009	856,000	$24.33 - $70.13	$45.64
Granted	407,650	29.30 - 36.88	34.96
Distributed	(338,272)	24.33 - 70.13	38.23
Forfeited	(25,426)	35.38 - 62.50	48.35
Balance at Sept. 30, 2009	899,952	$25.12 - $70.13	$43.52

Note 5 - Capitalized Exploratory Well Costs

Net changes in capitalized exploratory well costs are presented in the table below and exclude amounts that were capitalized and subsequently expensed in the first nine months. All costs have been capitalized for less than one year.

	2009	2008
	(in millions)
Balance at Jan. 1,	$ 17.0	$1.5
Additions to capitalized exploratory well costs pending the determination of proved reserves	37.8
Reclassifications to property, plant and equipment after the determination of proved reserves	(14.3)
Capitalized exploratory well costs charged to expense	(2.7)	(1.5)
Balance at Sept. 30,	$ 37.8	$ -

Note 6 - Fair-Value Measures

Beginning in 2008, Questar adopted the effective provisions of ASC 820 "Fair-Value Measurements" (formerly SFAS 157.) ASC 820 defines fair value in applying GAAP, establishes a framework for measuring fair value and expands disclosures about fair-value measurements. ASC 820 does not change existing guidance as to whether or not an instrument is carried at fair value. ASC 820 establishes a fair-value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable

Questar 2009 Form 10-Q

inputs for the asset or liability. The Level 2 fair value of derivative contracts is located in Note 7 and is based on market prices posted on the NYMEX on the last trading day of the reporting period.

In February 2008, the FASB delayed the effective date of ASC 820 for one year for certain nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, Questar adopted, without material impact on the consolidated financial statements, the delayed provisions of ASC 820 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which includes, among other things, asset retirement obligations. The valuation of asset retirement obligations is a Level 3 fair value and is discussed in Note 8.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The new disclosure rules are effective for interim reporting periods ending after June 15, 2009. The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the consolidated financial statements in this quarterly report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2009		Dec. 31, 2008
(in millions)
Financial assets
Cash and cash equivalents			$ 23.9	$ 23.9
Financial liabilities
Checks outstanding in excess of cash balances	$ 14.1	$ 14.1
Short-term debt	38.5	38.5	231.1	231.1
Long-term debt	2,147.2	2,276.4	2,122.2	1,994.8

Cash and cash equivalents, checks outstanding in excess of cash balances and short-term debt - the carrying amount approximates fair value.

Long-term debt - the carrying amount of variable-rate debt approximates fair value. The fair value of fixed-rate debt is based on the discounted present value of cash flows using the Company's current borrowing rates.

Note 7 - Derivative Contracts

Market Resources' subsidiaries use commodity-based derivative instruments in the normal course of business. Market Resources has established policies and procedures for managing commodity-price risks through the use of derivative instruments. On January 1, 2009, the Company adopted a revision to ASC 815 "Derivatives and Hedging", which requires more detailed information about hedging transactions including the location and effect on the primary consolidated financial statements.

Market Resources hedges natural gas and oil prices to support rate of return and cash-flow targets and protect earnings from downward movements in commodity prices. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and a portion of Energy Trading gas marketing transactions. The volume of hedged production and the mix of derivative instruments are frequently evaluated and adjusted by management in response to changing market conditions. Market Resources may hedge up to 100% of forecast production from proved reserves when prices meet earnings and cash-flow objectives. Market Resources does not enter into derivative arrangements for speculative purposes.

Market Resources uses derivative instruments known as fixed-price swaps and collars to realize a known price or range of prices for a specific volume of production delivered into a regional sales point. Swap agreements do not require the physical transfer of natural gas between the parties at settlement. Swap transactions are settled in cash with one party paying the other for the net difference in prices, multiplied by the relevant volume, for the settlement period. Collars have a floor price and a ceiling price and are only triggered if the settlement price is outside the range of the floor and ceiling prices. Questar E&P has also used natural gas basis-only swaps to protect cash flows and net income from widening natural gas-price basis differentials. However, natural gas basis-only swaps expose the Company to losses from narrowing natural gas price-basis differentials.

Market Resources enters into derivative instruments that do not have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement dates. Derivative-arrangement counterparties are normally financial institutions and energy-trading firms with investment-grade credit ratings. The Company routinely monitors and manages its

Questar 2009 Form 10-Q

exposure to counterparty risk by requiring specific minimum credit standards for all counterparties and transacting with multiple counterparties.

All derivative instruments are required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. The designation of a derivative instrument as a hedge and its ability to meet hedge accounting criteria determines how change in fair value of the derivative instrument is reflected in the consolidated financial statements. A derivative instrument qualifies for hedge accounting, if at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows. Generally, Market Resources' derivative instruments are matched to equity gas and oil production, thus qualifying as cash flow hedges. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the Condensed Consolidated Balance Sheets and reclassified to earnings as gas and oil sales when the underlying physical transactions occur. Gas hedges are typically structured as fixed-price swaps into regional pipelines, locking in basis and hedge effectiveness. Collars qualify for cash-flow hedge accounting. A basis-only swap does not qualify for hedge accounting treatment. Market Resources regularly reviews the effectiveness of derivative instruments. The ineffective portion of cash flow hedges and the mark to market adjustment of basis-only swaps are immediately recognized in the determination of net income.

	3 Months Ended	9 Months Ended
	Sept. 30, 2009
	(in millions)
Effect of derivative instruments designated as hedges
Revenues
Fixed-price swaps increased revenues	$159.4	$492.5
Cost Of Natural Gas And Other Products Sold
Fixed-price swaps included in product costs	4.2	8.1
Effect of derivative instruments not designated as hedges
Net mark-to-market (loss) on basis-only swaps	(10.7)	(173.4)

Contract settlements for the first nine months of 2009 resulted in a transfer of $216.7 million after-tax income from AOCI to the Consolidated Statements of Income. In the next twelve months $110.1 million will be settled and transferred from AOCI to the Consolidated Statements of Income. The following table discloses Level 2 fair value of derivative contracts on a gross-contract basis as opposed to the net-contract basis presentation on the Condensed Consolidated Balance Sheets. The fair value of these derivative contracts is based on prices posted on the NYMEX on the last trading day of the reporting period.

Level 2 fair value	Sept. 30, 2009
(in millions)
Assets
Fixed-price swaps	$434.7
Basis-only swaps
Fair value of derivative instruments - short term	$434.7
Fixed-price swaps	$ 34.1
Basis-only swaps
Fair value of derivative instruments - long term	$ 34.1
Liabilities
Fixed-price swaps	$150.2
Basis-only swaps	208.9
Fair value of derivative instruments - short term	$359.1
Fixed-price swaps	$167.8
Basis-only swaps	39.9
Fair value of derivative instruments - long term	$207.7

Some previously reported basis-only swaps for 2010 and 2011 have been combined with NYMEX gas-price swaps or collars for 2010 and 2011 and now qualify as cash flow hedges. The following table sets forth Market Resources' hedged volumes and average net to the well hedge prices as of September 30, 2009:

Questar 2009 Form 10-Q

Questar E&P Equity Production

Year	Time Periods	Quantity	Average hedge price, net to the well(a)
			(estimated)
Gas (Bcf) Fixed-price Swaps
2009	Fourth quarter	33.1	$7.57
2010	12 months	150.9	5.26
2011	12 months	85.1	4.87
2012	12 months	27.1	5.89
2013	12 months	33.7	5.97
Gas (Bcf) Collars
			Floor- Ceiling
2011	12 months	7.1	5.82 - 7.91
Gas (Bcf) Basis-only Swaps
2009	Fourth quarter	6.4	2.49
2010	12 months	6.7	0.95
2011	12 months	30.5	2.03
Oil (Mbbl) Fixed-price Swaps
2009	Fourth quarter	368	59.03
2010	12 months	913	60.66
Oil (Mbbl) Collars
			Floor- Ceiling
2010	12 months	730	47.60 - 96.10
2011	12 months	730	47.60 - 105.15

Energy Trading Marketing Transactions

Year	Time Periods	Quantity	Average price per MMBtu
Gas Sales (millions of MMBtu) Fixed-price Swaps
2009	Fourth quarter	3.0	$4.05
2010	12 months	7.8	4.55

Gas Purchases (millions of MMBtu) Fixed-price Swaps
2009	Fourth quarter	2.5	3.46
2010	12 months	4.2	3.92

(a)

The fixed-price swap and collar prices are reduced by gathering costs and adjusted for product quality to determine the net-to-the-well price.

Note 8 - Asset Retirement Obligations

Questar records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. At Questar, ARO apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties (Level 3 inputs under fair-value measurement provisions) available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain or (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in ARO were as follows:

Questar 2009 Form 10-Q

Level 3 fair value	2009	2008
	(in millions)
ARO liability at Jan. 1,	$175.6	$149.1
Accretion	8.2	7.2
Liabilities incurred	2.3	13.9
Revisions	2.4	1.5
Liabilities settled	(2.4)	(2.1)
ARO liability at Sept. 30,	$186.1	$169.6

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are used to satisfy retirement obligations as the properties are abandoned and recorded in other noncurrent assets on the Consolidated Balance Sheets. Trust funds are invested primarily in a money-market account with a balance of $11.2 million at September 30, 2009. The fair value of Wexpro's trust is based on asset summary statements provided by the bank holding the trust and considered Level 2 fair value measurement.

Note 9 - Financings

In August 2009, Market Resources issued $300.0 million of notes due March 2020 with a 6.82% effective interest rate and used the net proceeds to reduce the balance outstanding under its long-term revolving-credit facility. In September 2009, Questar Pipeline issued $50.0 million of notes due February 2018 with a 5.40% effective interest rate and used the net proceeds to repay $42.0 million of long-term notes that matured in October 2009.

Note 10 - Employee Benefits

Questar has defined-benefit pension and postretirement medical and life insurance plans covering the majority of its employees. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified retirement plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. Subject to these limitations, Questar plans to fund the qualified retirement plan in amounts approximately equal to the yearly expense, which is estimated to be $19.7 million for 2009. Pension expense increased year-over-year because returns on plan assets were lower than expected.

The Company also has a nonqualified pension plan for eligible employees, which provides a benefit in addition to the benefit limit defined by the Internal Revenue Service for qualified pension plans. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2009 nonqualified pension plan expense is estimated to be $4.3 million.

Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$ 2.5	$ 2.5	$ 7.5	$ 7.3
Interest cost	7.7	6.6	22.0	19.8
Expected return on plan assets	(6.3)	(6.6)	(19.0)	(20.2)
Prior service and other costs	0.3	0.3	0.9	0.9
Recognized net-actuarial loss	2.1	0.9	5.0	2.5
Settlement costs	0.7	0.3	1.3	0.3
Pension expense	$ 7.0	$ 4.0	$17.7	$10.6

The Company currently estimates a $5.9 million expense for postretirement benefits other than pensions in 2009 before $0.8 million for accretion of a regulatory liability. Expense components are listed below:

Questar 2009 Form 10-Q

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$ 0.2	$ 0.2	$ 0.6	$ 0.6
Interest cost	1.1	1.1	3.5	3.5
Expected return on plan assets	(0.6)	(0.9)	(1.7)	(2.6)
Amortization of transition obligation	0.5	0.5	1.4	1.4
Amortization of losses	0.2		0.7
Accretion of regulatory liability	0.2	0.2	0.6	0.6
Postretirement benefits expense	$ 1.6	$ 1.1	$ 5.1	$ 3.5

Note 11 - Change in Ownership Interest

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

Note 12 - Operations by Line of Business

Questar's major lines of business include gas and oil exploration and production (Questar E&P and Wexpro), midstream field services (Gas Management), energy marketing (Energy Trading), interstate gas transportation (Questar Pipeline), and retail gas distribution (Questar Gas). Line-of-business information is presented according to senior management's basis for evaluating performance considering differences in the nature of products, services and regulation among other factors. Following is a summary of operations by line of business:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
Revenues from Unaffiliated Customers
Questar E&P	$294.6	$381.0	$ 900.3	$1,030.1
Wexpro	5.2	12.0	11.0	28.8
Gas Management	65.3	73.8	166.5	209.1
Energy Trading and other	109.8	134.2	301.4	521.6
Market Resources	474.9	601.0	1,379.2	1,789.6
Questar Pipeline	42.6	43.8	126.3	131.8
Questar Gas	82.3	115.2	626.5	664.9
Total	$599.8	$760.0	$2,132.0	$2,586.3

Revenues from Affiliated Companies
Wexpro	$ 53.8	$ 54.7	$166.6	$153.4
Gas Management	6.4	6.1	19.6	17.4
Energy Trading and other	80.6	229.2	250.9	713.3
Market Resources	140.8	290.0	437.1	884.1
Questar Pipeline	18.3	18.2	55.7	56.4
Questar Gas	0.1	1.8	0.6	6.1
Total	$159.2	$310.0	$493.4	$946.6

Operating Income(Loss)
Questar E&P	$104.6	$272.4	$317.1	$611.2
Wexpro	31.6	29.7	90.4	83.3
Gas Management	35.1	42.6	78.9	113.5
Energy Trading and other	0.5	8.9	9.9	28.2

Questar 2009 Form 10-Q

Market Resources	171.8	353.6	496.3	836.2
Questar Pipeline	28.2	31.6	87.4	87.7
Questar Gas	(8.4)	(9.7)	50.4	44.8
Corporate			0.1
Total	$191.6	$375.5	$634.2	$968.7

Net Income (Loss) Attributable to Questar
Questar E&P	$49.6	$146.8	$ 64.3	$360.1
Wexpro	20.6	20.4	59.2	55.4
Gas Management	21.5	24.5	47.4	64.7
Energy Trading and other	0.3	5.9	6.5	18.8
Market Resources	92.0	197.6	177.4	499.0
Questar Pipeline	14.1	15.4	43.8	44.0
Questar Gas	(8.1)	(8.8)	21.7	19.8
Corporate	0.2		0.4	(0.2)
Total	$98.2	$204.2	$243.3	$562.6

Note 13 - Comprehensive Income

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

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(in millions)
Net income	$ 98.8	$ 206.6	$245.0	$569.5
Other comprehensive income (loss)
Net unrealized income (loss) on derivatives	(252.5)	1,024.4	(392.5)	211.9
Income taxes	93.9	(388.1)	145.9	(80.2)
Net other comprehensive income (loss)	(158.6)	636.3	(246.6)	131.7
Comprehensive income (loss)	(59.8)	842.9	(1.6)	701.2
Comprehensive income attributable to noncontrolling interest	(0.6)	(2.4)	(1.7)	(6.9)
Total comprehensive income (loss) attributable to Questar	($ 60.4)	$840.5	($ 3.3)	$694.3

The components of AOCI, net of income taxes, shown on the condensed Consolidated Balance Sheets are as follows:

	Sept. 30,	Dec. 31,
	2009	2008	Change
	(in millions)
Net unrealized income on derivatives	$ 95.0	$ 341.6	($246.6)
Pension liability	(129.5)	(129.5)
Postretirement benefits liability	(17.4)	(17.4)
Accumulated other comprehensive income (loss)	($ 51.9)	$ 194.7	($246.6)

Note 14 - Recent Accounting Development

On September 15, 2009, the FASB issued an exposure draft titled "Extractive Industries - Oil and Gas (Topic 932)." The exposure draft is intended to align FASB accounting and reporting requirements with the SEC's "Modernization of Oil and Gas Reporting" finalized in December 2008. The SEC revised oil and gas reserve estimation and reporting requirements. The new rules expand the definition of oil and gas reserves to include, among other things, non-traditional sources, optional disclosure of probable and possible reserves and economic producibility based on modified pricing assuming a 12-month average when estimating reserves.

Questar 2009 Form 10-Q

The new rules are effective beginning with annual reports on Form 10-K filed for years ending December 31, 2009, and early adoption is not permitted. The Company is evaluating the effect of the SEC's rule changes on future oil and gas disclosures, income, cash flow and the balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2008 Form 10-K filing, and analyzes the changes in the results of operations between the three- and nine-month periods ended September 30, 2009 and 2008. For definitions of commonly used gas and oil terms found in this report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2008 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) attributable to Questar by line of business:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions, except per share amounts)
Exploration and Production
Questar E&P	$49.6	$146.8	($ 97.2)	$ 64.3	$360.1	($295.8)
Wexpro	20.6	20.4	0.2	59.2	55.4	3.8
Midstream Field Services - Gas Management	21.5	24.5	(3.0)	47.4	64.7	(17.3)
Energy Marketing - Energy Trading and other	0.3	5.9	(5.6)	6.5	18.8	(12.3)
Market Resources total	92.0	197.6	(105.6)	177.4	499.0	(321.6)
Interstate Gas Transportation - Questar Pipeline	14.1	15.4	(1.3)	43.8	44.0	(0.2)
Retail Gas Distribution - Questar Gas	(8.1)	(8.8)	0.7	21.7	19.8	1.9
Corporate	0.2		0.2	0.4	(0.2)	0.6
Net income attributable to Questar	$98.2	$204.2	($106.0)	$243.3	$562.6	($319.3)
Earnings per diluted share	$0.56	$ 1.16	($ 0.60)	$ 1.38	$ 3.19	($ 1.81)
Average diluted shares	176.3	176.1	0.2	176.1	176.2	(0.1)

EXPLORATION AND PRODUCTION

Questar E&P

Questar E&P reported net income of $49.6 million in the third quarter of 2009, down 66% from $146.8 million in the 2008 quarter. Net income for the quarter fell primarily as the result of a 20% lower realized equivalent price, a 17% increase in per Mcfe production costs and a $36.5 million after-tax gain in the prior-year quarter from the sale of assets. Net income for the first nine months of 2009 declined 82% to $64.3 million compared to $360.1 million a year earlier. Following is a summary of Questar E&P financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Natural gas sales	$252.9	$308.4	($ 55.5)	$787.8	$ 832.8	($45.0)
Oil and NGL sales	40.6	71.2	(30.6)	109.0	193.0	(84.0)
Other	1.1	1.4	(0.3)	3.5	4.3	(0.8)
Total Revenues	294.6	381.0	(86.4)	900.3	1,030.1	(129.8)
Operating expenses
Operating and maintenance	29.5	32.3	(2.8)	96.1	90.5	5.6
General and administrative	17.3	11.5	5.8	50.5	41.8	8.7
Production and other taxes	10.5	27.6	(17.1)	39.5	86.6	(47.1)
Depreciation, depletion and amortization	120.7	84.4	36.3	367.2	232.6	134.6
Exploration	6.3	7.4	(1.1)	18.3	14.7	3.6

Questar 2009 Form 10-Q

Abandonment and impairment	5.1	4.1	1.0	12.6	10.3	2.3
Natural gas purchases					0.5	(0.5)
Total Operating Expenses	189.4	167.3	22.1	584.2	477.0	107.2
Net gain (loss) from asset sales	(0.6)	58.7	(59.3)	1.0	58.1	(57.1)
Operating Income	$104.6	$272.4	($167.8)	$317.1	$ 611.2	($294.1)
Operating Statistics
Questar E&P production volumes
Natural gas (Bcf)	39.2	40.4	(1.2)	119.0	111.0	8.0
Oil and NGL (MMbbl)	0.7	0.8	(0.1)	2.5	2.4	0.1
Total production (Bcfe)	43.8	45.3	(1.5)	134.1	125.4	8.7
Average daily production (MMcfe)	476.0	492.1	(16.1)	491.3	457.6	33.7
Questar E&P average realized price, net to the well (including hedges)
Natural gas (per Mcf)	$6.46	$7.64	($1.18)	$6.62	$7.50	($0.88)
Oil and NGL (per bbl)	$52.41	$87.34	($34.93)	$43.14	$80.41	($37.27)

The company reported production of 43.8 Bcfe in the third quarter of 2009 compared to 45.3 Bcfe in the 2008 quarter, a 3% decrease. Natural gas is Questar E&P's primary focus. On an energy-equivalent basis, natural gas comprised approximately 89% of Questar E&P 2009 production. A comparison of natural gas-equivalent production by major operating area is shown in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in Bcfe)
Midcontinent	20.3	17.9	2.4	61.1	49.5	11.6
Pinedale Anticline	14.7	15.4	(0.7)	43.4	41.2	2.2
Uinta Basin	5.6	6.9	(1.3)	17.9	19.7	(1.8)
Rockies Legacy	3.2	5.1	(1.9)	11.7	15.0	(3.3)
Total Questar E&P	43.8	45.3	(1.5)	134.1	125.4	8.7

Company production increased 7% in the first nine months of 2009 compared to a year earlier. In the Midcontinent, production grew 23% to 61.1 Bcfe in the first nine months of 2009. Ongoing development drilling in the Haynesville formation play in northwest Louisiana and the Woodford Shale play in the Anadarko Basin of western Oklahoma were the main contributors to the production increase. Questar E&P production from the Pinedale Anticline in western Wyoming grew 5% to 43.4 Bcfe in the first nine months of 2009 as a result of ongoing development drilling. In the Uinta Basin, production decreased 9% to 17.9 Bcfe in the first nine months of 2009 due to decreased drilling activity. Questar E&P Rockies Legacy 2009 production of 11.7 Bcfe was 3.3 Bcfe lower than a year ago. Rockies Legacy properties include all of the company's Rocky Mountain region properties except the Pinedale Anticline and the Uinta Basin. Production volumes from both the Midcontinent and Rockies were reduced in the first nine months of 2009 by price-related shut-ins, curtailments and deferred completions of new wells.

Realized prices for natural gas, oil and NGL at Questar E&P were lower when compared to the prior year. In the first nine months of 2009, the weighted-average realized natural gas price for Questar E&P (including the impact of hedging) was $6.62 per Mcf compared to $7.50 per Mcf for the same period in 2008, a 12% decrease. Realized oil and NGL prices in the first nine months of 2009 averaged $43.14 per bbl, compared with $80.41 per bbl during the prior year period, a 46% decrease. A regional comparison of average realized prices, including hedges, is shown in the following table:

Questar 2009 Form 10-Q

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
Natural gas (per Mcf)
Midcontinent	$6.99	$8.55	($1.56)	$7.33	$8.42	($1.09)
Rocky Mountains	5.97	7.03	(1.06)	6.01	6.91	(0.90)
Volume-weighted average	6.46	7.64	(1.18)	6.62	7.50	(0.88)
Oil and NGL (per bbl)
Midcontinent	$52.79	$88.59	($35.80)	$44.10	$78.87	($34.77)
Rocky Mountains	52.20	86.64	(34.44)	42.54	81.46	(38.92)
Volume-weighted average	52.41	87.34	(34.93)	43.14	80.41	(37.27)

Questar E&P hedged approximately 83% of 2009 and 81% of 2008 third quarter gas production. Hedging increased Questar E&P 2009 gas revenues by $156.7 million and 2008 gas revenues by $24.5 million. Approximately 58% of 2009 and 48% of 2008 Questar E&P oil production was hedged. Oil hedges decreased revenues $0.7 million in 2009 and $13.9 million in 2008.

Questar E&P hedged approximately 81% of 2009 and 82% of 2008 first nine months gas production. Hedging increased Questar E&P 2009 gas revenues by $459.8 million and reduced 2008 gas revenues by $12.6 million. Approximately 39% of 2009 and 51% of 2008 Questar E&P oil production was hedged. Oil hedges increased revenues $5.2 million in 2009 and decreased revenues $37.0 million in 2008.

Questar E&P production costs per Mcfe of production increased 17% to $4.43 per Mcfe in the third quarter of 2009 versus $3.79 per Mcfe in 2008. First nine months 2009 production costs per Mcfe increased $0.53 or 13% compared to the 2008 period. All reported unit-cost metrics, except production taxes, were negatively impacted by price-related voluntary production curtailments during the 2009 periods compared to the 2008 periods. Questar E&P production costs are summarized in the following table:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(per Mcfe)
Depreciation, depletion and amortization	$2.76	$1.86	$0.90	$2.74	$1.86	$0.88
Lease operating expense	0.67	0.71	(0.04)	0.72	0.72
General and administrative expense	0.40	0.25	0.15	0.38	0.33	0.05
Allocated interest expense	0.36	0.35	0.01	0.34	0.34
Production taxes	0.24	0.62	(0.38)	0.29	0.69	(0.40)
Total Production Costs	$4.43	$3.79	$0.64	$4.47	$3.94	$0.53

Production volume-weighted average depreciation, depletion and amortization expense (DD&A) per Mcfe increased due to relatively higher costs of drilling, completion and related services and the increased cost of steel casing, other tubulars and wellhead equipment during the peak level of industry activity in 2008. DD&A per Mcfe of production also increased due to second-half 2008 and first-quarter 2009 price-related negative reserve revisions, ongoing depletion of older, lower-cost reserves and the increasing share of Questar E&P production from properties that were acquired and developed in a higher-cost environment. General and administrative expense per Mcfe of production increased $0.15 compared the prior year, but remained flat compared with the second quarter of 2009. The lower expense in the comparable 2008 quarter resulted from a significant reduction in deferred compensation expense (non-cash) as a result of a decline in the price of Questar common stock during the 2008 quarter. Production taxes per Mcfe decreased as the result of lower natural gas and oil sales prices.

Questar E&P exploration expense decreased $1.1 million or 15% in the third quarter of 2009 compared to 2008. Abandonment and impairment expense increased $1.0 million, or 24% in 2009 compared to 2008. For the first nine months of 2009, Questar E&P exploration expense increased $3.6 million or 24% compared to 2008. Abandonment and impairment expense increased $2.3 million, or 22% in 2009 compared to 2008.

In the third quarter of 2008, Questar E&P sold certain outside-operated producing properties and leaseholds in the Gulf Coast region of south Texas and recognized a pre-tax gain of approximately $58.7 million. These properties contributed 2.8 Bcfe to Questar E&P net production in the first nine months of 2008.

Questar 2009 Form 10-Q

Mark-to-market losses on natural gas basis-only swaps decreased third quarter 2009 net income $6.7 million, compared to a $14.0 million after-tax loss in the 2008 period and decreased nine month 2009 net income $108.9 million compared to a $4.6 million after-tax gain in the 2008 period.

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

Questar E&P has approximately 43,000 net acres of Haynesville Shale lease rights in northwest Louisiana. The depth of the top of the Haynesville Shale ranges from approximately 10,500 feet to 12,500 feet across Questar E&P's leasehold and is below the Hosston and Cotton Valley formations that Questar E&P has been developing in northwest Louisiana for over a decade. Questar E&P continues infill-development drilling in the Hosston and Cotton Valley formations in northwest Louisiana and intends to drill or participate in up to 35 horizontal Haynesville Shale wells in 2009. As of September 30, 2009, Questar E&P had six operated rigs drilling in the project area and operated or had working interests in 598 producing wells in northwest Louisiana compared to 463 at September 30, 2008.

Pinedale Anticline

As of September 30, 2009, Market Resources (including both Questar E&P and Wexpro) operated and had working interests in 402 producing wells on the Pinedale Anticline compared to 312 at the end of the third quarter of 2008. Of the 402 producing wells, Questar E&P has working interests in 380 wells, overriding royalty interests in an additional 21 Wexpro-operated wells, and no interest in one well operated by Wexpro. Wexpro has working interests in 124 of the 402 producing wells.

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

Uinta Basin

As of September 30, 2009, Questar E&P had an operating interest in 920 producing wells in the Uinta Basin of eastern Utah, compared to 895 at September 30, 2008. Uinta Basin proved reserves are found in a series of vertically stacked, laterally discontinuous reservoirs at depths of 5,000 feet to deeper than 18,000 feet. Questar E&P owns interests in over 255,000 gross leasehold acres in the Uinta Basin.

Rockies Legacy

The remainder of Questar E&P Rocky Mountain region leasehold interests, productive wells and proved reserves are distributed over a number of fields and properties managed as the Rockies Legacy division. Most of the properties are located in the Greater Green River Basin of western Wyoming. Planned exploration and development activity for 2009 includes wells in the Green River Basin and the Williston Basin in North Dakota.

Wexpro

Wexpro reported net income of $20.6 million in the third quarter of 2009 compared to $20.4 million in 2008, a 1% increase and first nine months net income of $59.2 million in 2009 compared to $55.4 million in 2008, up 7%. Wexpro 2009 results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered after-tax return of approximately 19-20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. Wexpro investment base at September 30, 2009, was $419.5 million compared to $374.9 million a year ago, a 12% increase.

MIDSTREAM FIELD SERVICES - Gas Management

Gas Management, which provides gas-gathering and processing-services, reported net income of $21.5 million in the third quarter of 2009 compared to $24.5 million in the same period of 2008. Net income was $47.4 million in the first nine months of 2009 compared to $64.7 million in the 2008 period. The decrease in net income was driven by lower processing margins and increased depreciation expense. Following is a summary of Gas Management financial and operating results:

Questar 2009 Form 10-Q

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Processing	$30.3	$ 38.2	($7.9)	$70.7	$114.0	($43.3)
Gathering	30.3	32.5	(2.2)	93.2	89.3	3.9
Other gathering	11.1	9.2	1.9	22.2	23.2	(1.0)
Total Revenues	71.7	79.9	(8.2)	186.1	226.5	(40.4)
Operating expenses
Operating and maintenance	17.5	24.8	(7.3)	53.3	76.1	(22.8)
General and administrative	7.2	4.6	2.6	17.9	15.3	2.6
Production and other taxes	0.9	0.9		2.9	1.7	1.2
Depreciation, depletion and amortization	11.2	7.0	4.2	33.1	19.9	13.2
Total Operating Expenses	36.8	37.3	(0.5)	107.2	113.0	(5.8)
Net gain from asset sales	0.2		0.2
Operating Income	$35.1	$42.6	($7.5)	$78.9	$113.5	($34.6)
Operating Statistics
Natural gas processing volumes
NGL sales (MMgal)	28.1	19.7	8.4	74.3	65.9	8.4
NGL sales price (per gal)	$0.77	$1.53	($0.76)	$0.63	$1.38	($0.75)
Fee-based processing volumes (in millions of MMBtu)
For unaffiliated customers	31.0	27.9	3.1	72.8	70.3	2.5
For affiliated customers	24.9	29.6	(4.7)	77.7	80.6	(2.9)
Total Fee-Based Processing Volumes	55.9	57.5	(1.6)	150.5	150.9	(0.4)
Fee-based processing (per MMBtu)	$0.15	$0.14	$0.01	$0.16	$0.14	$0.02
Natural gas gathering volumes (in millions of MMBtu)
For unaffiliated customers	60.0	57.6	2.4	187.7	163.6	24.1
For affiliated customers	35.6	46.4	(10.8)	122.0	121.7	0.3
Total Gas Gathering Volumes	95.6	104.0	(8.4)	309.7	285.3	24.4
Gas gathering revenue (per MMBtu)	$0.32	$0.31	$0.01	$0.30	$0.31	($0.01)

Total processing margins (revenues minus direct plant expenses and processing plant-shrink) for the third quarter of 2009 decreased 7% to $22.1 million compared to $23.7 million in 2008 and declined 28% to $45.4 million in the first nine months of 2009 compared to $63.2 million in the 2008 period. The keep-whole processing margin (frac spread) decreased 12% or $2.2 million in the third quarter of 2009 compared to the 2008 quarter and 38% in the first nine months of 2009 compared to the first nine months of 2008. Fee-based gas-processing volumes decreased 3% in the third quarter of 2009 to 55.9 million MMBtu and were 150.5 million MMBtu in the first nine months of 2009 compared to 150.9 million MMBtu in the 2008 period. Fee-based gas-processing revenues increased $0.8 million or 10% compared to the year ago quarter and $2.4 million or 11% in the first nine months of 2009 compared to the first nine months of 2008.

Total gathering margins (revenues minus direct gathering expenses) increased 3% in the third quarter of 2009 to $32.2 million compared to $31.4 million in 2008. Total gathering margins in the first nine months of 2009 were $87.4 million compared to $87.2 million in 2008. Gathering volumes decreased 8.4 million MMBtu, or 8% to 95.6 million MMBtu in the third quarter of 2009 and increased 24.4 million MMBtu or 9% in the first nine months of 2009 compared with the 2008 periods. Expanding Pinedale production and new projects serving third parties in the Uinta Basin contributed to a 15% increase in third-party volumes in the first nine months of 2009 compared to the 2008 period.

Approximately 76% of Gas Management net operating revenue was derived from fee-based processing and gathering contracts compared to 74% in the 2008 quarter. Gas Management may use forward sales contracts to reduce processing-margin volatility associated with keep-whole contracts. Forward sales contracts reduced NGL revenues by $1.4 million in first nine months of 2008.

Questar 2009 Form 10-Q

Depreciation expense grew $4.2 million or 60% in the third quarter of 2009 and $13.2 million or 66% in the first nine months of 2009 compared with the 2008 periods as the result of investment additions in 2008.

ENERGY MARKETING - Energy Trading

Energy Trading and other net income was $0.3 million in the third quarter of 2009, a decrease of 95% compared to $5.9 million in the 2008 quarter and decreased $12.3 million in the first nine months of 2009 compared to 2008 as a result of lower marketing margins. First nine month revenues from unaffiliated customers were $301.4 million in 2009 compared to $521.6 million in 2008, a 42% decrease, primarily the result of lower natural gas prices. The weighted-average natural gas sales price decreased 58% in the first nine months of 2009 to $3.06 per MMBtu compared to $7.22 per MMBtu in the 2008 period.

INTERSTATE GAS TRANSPORTATION - Questar Pipeline

Questar Pipeline, which provides interstate natural gas-transportation and storage services, reported third quarter 2009 net income of $14.1 million compared with $15.4 million in 2008, an 8% decrease. Net income for the first nine months of 2009 was $43.8 million compared with $44.0 for the first nine months of 2008. The second quarter of 2008 included one-time items that reduced net income by $2.1 million. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Transportation	$43.4	$42.0	$1.4	$129.4	$129.4
Storage	9.3	9.3		28.2	28.2
NGL sales	3.4	5.3	(1.9)	7.4	12.7	($5.3)
Energy services	3.1	3.9	(0.8)	10.3	11.7	(1.4)
Gas processing	0.5	0.9	(0.4)	2.3	3.6	(1.3)
Other	1.2	0.6	0.6	4.4	2.6	1.8
Total Revenues	60.9	62.0	(1.1)	182.0	188.2	(6.2)
Operating expenses
Operating and maintenance	10.1	9.8	0.3	27.8	27.4	0.4
General and administrative	9.3	7.6	1.7	26.6	27.1	(0.5)
Depreciation and amortization	10.9	10.6	0.3	32.6	31.9	0.7
Impairment					10.6	(10.6)
Other taxes	2.2	2.0	0.2	6.6	6.3	0.3
Cost of goods sold	0.3	0.7	(0.4)	1.4	1.5	(0.1)
Total Operating Expenses	32.8	30.7	2.1	95.0	104.8	(9.8)
Net gain from asset sales	0.1	0.3	(0.2)	0.4	4.3	(3.9)
Operating Income	$28.2	$31.6	($3.4)	$87.4	$87.7	($0.3)
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	160.4	167.4	(7.0)	476.1	454.9	21.2
For Questar Gas	14.0	15.1	(1.1)	85.1	88.4	(3.3)
For other affiliated customers	2.7	2.8	(0.1)	5.3	5.2	0.1
Total Transportation	177.1	185.3	(8.2)	566.5	548.5	18.0
Transportation revenue (per dth)	$0.24	$0.23	$0.01	$0.23	$0.24	($0.01)
Firm daily transportation demand at Sept. 30, (including White River Hub of 1,005 in 2009 in Mdth)	4,208	3,150	1,058
Natural gas processing
NGL sales (MMgal)	3.2	2.4	0.8	8.9	6.4	2.5
NGL sales price (per gal)	$1.05	$2.21	($1.16)	$0.83	$1.98	($1.15)

Questar 2009 Form 10-Q

Revenues

As of September 30, 2009, Questar Pipeline had firm-transportation contracts of 4,208 Mdth per day, including 1,005 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 3,150 Mdth per day as of September 30, 2008. The White River Hub was placed in service in December 2008. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand.

Questar Gas is one of Questar Pipeline's largest transportation customers with contracts for 901 Mdth per day. The majority of the Questar Gas transportation contracts extend through mid 2017.

Transportation revenues increased $1.4 million in the third quarter of 2009 compared to the third quarter of 2008 due to new transportation contracts. Transportation revenues were flat in the first nine months of 2009 compared to the same period of 2008 because the increased revenue in 2009 from new contracts was offset by an adjustment to an accrual for sharing of interruptible transportation revenues that was recorded in the first quarter of 2008.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from 2013 to 2019 and 100% of the firm-storage capacity at the aquifer facilities for terms extending until 2018.

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

NGL sales were $1.9 million lower in the third quarter of 2009 compared with the third quarter of 2008 and $5.3 million lower in the first nine months of 2009 compared with the first nine months of 2008. NGL volumes were 39% higher in the first nine months of 2009, but NGL prices were 58% lower.

Other revenues were higher in the nine months ended September 30, 2009 due primarily to $1.3 million received from storage customers in the second quarter of 2009. Under a stipulation, these customers were required to pay the difference between the cost-of-service for a gas-processing facility and liquid revenues received from this facility for the 12 months ended May 2009.

Expenses

Operating and maintenance expenses increased by 3% to $10.1 million in the third quarter of 2009 compared to $9.8 million in the third quarter of 2008. Operating and maintenance expenses increased 1% in the first nine months of 2009 compared with the first nine months of 2008. General and administrative expenses increased by 22% to $9.3 million in the third quarter of 2009 compared with the third quarter of 2009. The lower expense in the comparable 2008 quarter resulted from a significant reduction in deferred compensation expense (non-cash) as a result of a decline in the price of Questar common stock during the 2008 quarter. General and administrative expenses decreased by 2% to $26.6 million in the first nine months of 2009. Operating, maintenance, general and administrative expenses were $0.10 per dth transported in the first nine months of 2009, the same as the year-earlier period. Transportation volumes increased 3% and costs were flat. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 2% in the first nine months of 2009 compared to the first nine months of 2008 due to plant additions.

Sale of processing plant and gathering lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net book value of these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

Salt cavern storage project impairment

Questar Pipeline impaired the entire $10.6 million net book value of a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project.

Questar 2009 Form 10-Q

RETAIL GAS DISTRIBUTION - Questar Gas

Questar Gas, which provides retail natural gas distribution services in Utah, Wyoming and Idaho, reported a seasonal net loss of $8.1 million in the third quarter of 2009, compared with a loss of $8.8 million in the third quarter of 2008. Net income was $21.7 million in the first nine months of 2009, up 10% from $19.8 million in the first nine months of 2008. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$72.2	$94.7	($22.5)	$593.9	$612.7	($18.8)
Industrial sales	2.0	2.9	(0.9)	6.1	8.9	(2.8)
Transportation for industrial customers	2.6	2.3	0.3	7.7	6.7	1.0
Service	1.1	1.2	(0.1)	4.3	4.4	(0.1)
Other	4.5	15.9	(11.4)	15.1	38.3	(23.2)
Total revenues	82.4	117.0	(34.6)	627.1	671.0	(43.9)
Cost of natural gas sold	48.6	83.8	(35.2)	431.3	493.4	(62.1)
Margin	33.8	33.2	0.6	195.8	177.6	18.2
Other operating expenses
Operating and maintenance	17.1	20.3	(3.2)	70.1	61.6	8.5
General and administrative	10.6	8.4	2.2	31.4	29.4	2.0
Depreciation and amortization	11.0	10.4	0.6	32.7	30.9	1.8
Other taxes	3.5	3.8	(0.3)	11.2	10.9	0.3
Total other operating expenses	42.2	42.9	(0.7)	145.4	132.8	12.6
Operating Income (Loss)	($ 8.4)	($ 9.7)	$1.3	$ 50.4	$ 44.8	$ 5.6
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	8.7	9.3	(0.6)	71.0	78.4	(7.4)
Industrial sales	0.4	0.4		1.0	1.3	(0.3)
Transportation for industrial customers	13.1	16.4	(3.3)	43.2	45.8	(2.6)
Total industrial	13.5	16.8	(3.3)	44.2	47.1	(2.9)
Total deliveries	22.2	26.1	(3.9)	115.2	125.5	(10.3)
Natural gas revenue (per dth)
Residential and commercial sales	$8.30	$10.18	($1.88)	$8.36	$7.82	$0.54
Industrial sales	5.86	7.59	(1.73)	6.56	7.01	(0.45)
Transportation for industrial customers	$0.20	$0.14	$0.06	$0.18	$0.15	$0.03
Colder (warmer) than normal temperatures	(58%)	(49%)	(9%)	(2%)	14%	(16%)
Temperature-adjusted usage per customer (dth)	8.7	8.3	0.4	73.2	73.9	(0.7)
Customers at Sept. 30 (thousands)	888.3	880.1	8.2

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $0.6 million in the third quarter of 2009 compared to the third quarter of 2008 and increased $18.2 million in the first nine months of 2009 compared to the first nine months of 2008. Following is a summary of major changes in Questar Gas margin:

Questar 2009 Form 10-Q

	3 Month Change	9 Month Change
	2008 to 2009	2008 to 2009
	(in millions)
Customer growth	$0.3	$ 1.5
General rate case	0.4	6.7
Conservation-enabling tariff	(2.0)	0.7
Change in usage per customer	0.7	(1.4)
Demand-side management cost recovery	0.7	9.1
Recovery of gas-cost portion of bad-debt costs	(1.7)	(1.5)
Other	2.2	3.1
Increase	$0.6	$18.2

At September 30, 2009, Questar Gas served 888,332 customers, up from 880,059 at September 30, 2008. Customer growth increased the margin by $0.3 million in the third quarter of 2009 and $1.5 million in the first nine months of 2009.

A change in general rates went into effect in mid-August 2008 and increased the margin by $0.4 million in the third quarter of 2009 and $6.7 million in the first nine months of 2009 compared with the 2008 periods. Questar Gas's allowed return on equity is 10% in Utah and 10.5% in Wyoming.

Temperature-adjusted usage per customer increased 5% in the third quarter of 2009 compared to the third quarter of 2008 and decreased 1% in the first nine months of 2009 compared to the first nine months of 2008. The impact on the company margin from changes in usage per customer has been mitigated by a pilot conservation-enabling tariff (CET) that was approved by the PSCU beginning 2006. The CET resulted in a margin increase of $0.7 million in the first nine months of 2009, partially offsetting the $1.4 million decrease in margin resulting from lower usage per customer.

Weather, as measured in degree days, was 58% warmer than normal in the third quarter of 2009 and 2% warmer than normal in the first nine months of 2009. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

Expenses

Cost of natural gas sold was down 42% in the third quarter of 2009 compared to the third quarter of 2008 and down 13% in the first nine months of 2009 compared to the first nine months of 2008. The decreases were due to lower gas purchase expenses per dth and lower sales volumes. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2009, Questar Gas had a $37.1 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. Questar Gas reduced its rates for gas costs by an annualized $165 million effective March 1, 2009. In addition, Questar Gas rebated approximately $50 million of the over-collected balance in the purchased-gas adjustment account to customers in May 2009 business. Rates for gas costs were reduced by an additional $34 million beginning October 2009.

Operating and maintenance expenses decreased 16% in the third quarter of 2009 compared to the third quarter of 2008 and increased 14% in the first nine months of 2009 compared to the first nine months of 2008. Demand-side management costs increased $0.7 million in the third quarter of 2009 over the third quarter of 2008 and increased $9.1 million in the first nine months of 2009 over the first nine months of 2008. These costs are for the company's energy-efficiency program and are recovered from customers through periodic pass-through rate changes. Bad debt costs were $2.3 million lower in the third quarter of 2009 compared to the third quarter of 2008 and $2.0 million lower in the first nine months of 2009 compared to the first nine months of 2008. General and administrative expenses increased 26% in the 2009 third quarter and increased 7% in the first nine months of 2009. Operating, maintenance, general and administrative expenses per customer were $114 in the first nine months of 2009 compared to $103 in the first nine months of 2008 due to an increase in demand-side management cost of $10 per customer.

Depreciation expense increased 6% in the third quarter of 2009 and first nine months of 2009 compared to the 2008 periods primarily as a result of plant additions from customer growth and system expansion.

Consolidated Results below Operating Income

Interest and other income

In the second quarter of 2008, Questar Pipeline received the final cash payment on a note receivable resulting from the May 2005 sale of a business. Gain on collection of the note receivable and related interest amounted to $3.7 million.

Questar 2009 Form 10-Q

Interest expense

Interest expense decreased $1.4 million or 4% in the third quarter of 2009 compared with the third quarter of 2008 due to lower interest rates. Interest rates on the Company's commercial-paper borrowings increased during the last half of September 2008 reflecting increased liquidity pressures generally experienced by financial markets. Interest expense increased 3% in the first nine months of 2009 compared to a year ago due primarily to 2008 financing activities associated with the purchase of two natural gas development properties in northwest Louisiana and pipeline expansions.

Net mark-to-market gain (loss) on basis-only swaps

The Company's basis-only swaps do not qualify for hedge accounting. The Company recognized a pre-tax net mark-to-market loss of $10.7 million on natural gas basis-only swaps in the third quarter of 2009 compared to a $22.5 million loss in the third quarter of 2008. The first nine months 2009 loss was $173.4 million compared to a gain of $7.5 million in the 2008 period.

Income taxes

The effective combined federal and state income tax rate was 36.2% in the first nine months of 2009 compared with 37.0% in the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided from operating activities increased 8% in the first nine months of 2009 compared to the first nine months of 2008 due to higher noncash adjustments to net income. Noncash adjustments to net income consist primarily of depreciation, depletion and amortization, net mark-to-market gains and losses on basis-only swaps and changes in operating assets and liabilities. Cash sources from operating assets and liabilities were higher in 2009 primarily due to over-collection in the purchase-gas adjustment account. Net cash provided from operating activities is presented below:

	9 Months Ended Sept. 30,
	2009	2008	Change
	(in millions)
Net income	$ 245.0	$ 569.5	($324.5)
Noncash adjustments to net income	834.7	620.8	213.9
Changes in operating assets and liabilities	117.8	(77.3)	195.1
Net cash provided from operating activities	$1,197.5	$1,113.0	$ 84.5

Investing Activities

A comparison of capital expenditures for the first nine months of 2009 and 2008 plus a forecast for calendar year 2009 are presented below:

			Forecast
	9 Months Ended Sept. 30,		12 Months Ended Dec. 31,
	2009	2008	2009
	(in millions)
Questar E&P	$ 727.4	$1,401.3	$1,053.0
Wexpro	89.8	103.3	120.0
Gas Management	72.3	268.3	89.0
Questar Pipeline	72.9	46.3	114.2
Questar Gas	53.8	96.3	83.6
Other	1.1	2.5	1.4
Total	$1,017.3	$1,918.0	$1,461.2

Property acquisitions and expanded drilling programs represented the majority of the higher capital expenditures for the first nine months of 2008 compared to the 2009 period.

Financing Activities

In the first nine months of 2009, net cash provided from operating activities of $1,197.5 million exceeded net cash used in investing activities of $1,002.3 million by $195.2 million. Long-term debt increased by a net change of $22.8 million and short-term debt decreased by a net change of $192.6 million in the first nine months of 2009.

Questar 2009 Form 10-Q

In August 2009, Market Resources issued $300.0 million of notes due March 2020 with a 6.82% effective interest rate and used the net proceeds to reduce the balance outstanding under its long-term revolving-credit facility. In September 2009, Questar Pipeline issued $50.0 million of notes due February 2018 with a 5.40% effective interest rate and used the net proceeds to repay $42.0 million of long-term notes that matured in October 2009.

Questar issues commercial paper, rated A2 by Standard & Poor's and P2 by Moody's, to meet short-term financing requirements. The Company maintains committed credit lines with banks to provide liquidity support. Credit commitments under the bank lines totaled $385.0 million at September 30, 2009, with no amounts borrowed. Commercial paper outstanding amounted to $38.5 million at September 30, 2009.

At September 30, 2009, combined short-term and long-term debt was 39% and equity was 61% of total capital. Market Resources had $675.0 million of unused capacity under its long-term revolving-credit facility.

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

Commodity-Price Risk Management

Market Resources' subsidiaries use commodity-based derivative instruments in the normal course of business to reduce the risk of adverse commodity-price movements. However, these same arrangements typically limit future gains from favorable price movements. Derivative contracts are currently in place for a significant share of Questar E&P-owned gas and oil production and, a portion of Energy Trading gas-marketing transactions.

As of September 30, 2009, Market Resources held commodity-price hedging contracts covering about 371.7 million MMBtu of natural gas and 2.7 million barrels of oil and basis-only swaps on an additional 43.6 Bcf of natural gas. A year earlier the Market Resources hedging contracts covered 281.2 million MMBtu of natural gas, 1.1 million barrels of oil and natural gas basis-only swaps on an additional 185.4 Bcf. Changes in the fair value of derivative contracts from December 31, 2008 to September 30, 2009 are presented below:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Net fair value of gas- and oil-derivative contracts outstanding at Dec. 31, 2008	$543.6	($75.5)	$468.1
Contracts realized or otherwise settled	(340.4)	12.4	(328.0)
Change in gas and oil prices on futures markets	(241.2)	6.7	(234.5)
Contracts added	(3.6)		(3.6)
Contracts re-designated as fixed-price swaps	192.4	(192.4)
Net fair value of gas- and oil-derivative contracts outstanding at Sept. 30, 2009	$150.8	($248.8)	($98.0)

A table of the net fair value of gas- and oil-derivative contracts as of September 30, 2009, is shown below. Most of the fixed-priced swaps will settle in the next 12 months and the fair value of cash-flow hedges will be reclassified from Accumulated Other Comprehensive Income:

	Fixed-price	Basis-only
	Swaps	Swaps	Total
	(in millions)
Contracts maturing by Sept. 30, 2010	$284.5	($208.9)	$75.6
Contracts maturing between Oct. 1, 2010 and Sept. 30, 2011	(98.6)	(29.9)	(128.5)
Contracts maturing between Oct. 1, 2011 and Sept. 30, 2012	(30.4)	(10.0)	(40.4)
Contracts maturing between Oct. 1, 2012 and Sept. 30, 2013	(4.7)		(4.7)
Net fair value of gas- and oil-derivative contracts outstanding at Sept. 30, 2009	$150.8	($248.8)	($98.0)

Questar 2009 Form 10-Q

The following table shows sensitivity of fair value of gas- and oil-derivative contracts and basis-only swaps to changes in the market price of gas and oil and basis differentials:

	Sept. 30,
	2009	2008
	(in millions)
Net fair value - asset (liability)	($ 98.0)	$273.0
Fair value if market prices of gas and oil and basis differentials decline by 10%	160.3	443.9
Fair value if market prices of gas and oil and basis differentials increase by 10%	(356.2)	102.0

Interest-Rate Risk Management

As of September 30, 2009, Questar had $2,022.2 million principal amount of fixed-rate long-term debt and $125.0 million of variable-rate long-term debt.

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

-

the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008;

-

general economic conditions, including the performance of financial markets and interest rates;

-

changes in industry trends;

-

changes in laws or regulations; and

-

other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Questar 2009 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Questar is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. Management does not believe any of them will have a material adverse effect on the Company's financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

In United States ex rel. Grynberg v. Questar Corp., Civil No. 99-MD-1604, consolidated as In re Natural Gas Royalties Qui Tam Litigation, Consolidated Case MDL No. 1293 (D. Wyo.), Jack Grynberg filed claims against Questar and other natural gas companies under the federal False Claims Act (Act) alleging industry-wide mismeasurement of natural gas quantities on which federal royalty payments are made. The trial court dismissed the case on jurisdictional grounds because Grynberg was not the "original source" of information for the alleged mismeasurement as required by the Act. The 10th Circuit Court of Appeals affirmed the dismissal in March 2009. On October 5, 2009, the U.S. Supreme Court denied Grynberg's petition for certiorari which concludes the matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity during the third quarter of 2009. Questar repurchased shares in conjunction with tax-payment elections under the Company Long-term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended September 30, 2009:

2009	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	697	$31.20	-	-
August	12,833	34.29	-	-
September	3,263	34.13	-	-
Total	16,793	$34.13	-	-

*Excludes any fractional shares purchased from terminating participants in the Questar Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

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

Questar 2009 Form 10-Q

101.LAB**

XBRL Taxonomy Extension Label Linkbase.

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase.

101.INS**

XBRL Instance Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

(Registrant)

November 5, 2009

/s/Keith O. Rattie

Keith O. Rattie, Chairman of the Board,

President and Chief Executive Officer

November 5, 2009

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

Questar 2009 Form 10-Q