Form 10-Q
period 2010-06-30
QUESTAR CORP
filed 2010-08-05
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Yes [   ]   No [X]

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

Yes [   ]   No [X]

At July 31, 2010, there were 175,558,963 shares of the registrant's common stock, without par value, outstanding.

Questar Corporation

Form 10-Q for the Quarter Ended June 30, 2010

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Consolidated Statements of Income for the three, six and twelve months ended

  June 30, 2010 and June 30, 2009

3

Condensed Consolidated Balance Sheets as of June 30, 2010, June 30, 2009

  and December 31, 2009

4

Condensed Consolidated Statements of Cash Flows for the six months ended

  June 30, 2010 and 2009

5

Notes Accompanying the Condensed Consolidated Financial Statements

6

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

12

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

18

ITEM 4.

CONTROLS AND PROCEDURES

20

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 6.

EXHIBITS

21

SIGNATURES

21

Questar 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009 (recast)	2010 (recast)	2009 (recast)	2010 (recast)	2009 (recast)
	(in millions, except per share amounts)
REVENUES
Questar Gas	$148.6	$138.5	$509.3	$544.2	$ 884.0	$ 988.7
Questar Pipeline	48.2	43.7	95.9	85.0	184.1	172.3
Wexpro	4.3	3.4	10.5	5.8	22.5	20.1
Total Revenues	201.1	185.6	615.7	635.0	1,090.6	1,181.1
OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	18.4	19.1	176.7	235.1	273.0	417.5
Operating and maintenance	39.3	35.9	91.1	82.4	176.3	157.5
General and administrative	25.0	23.7	51.2	46.1	98.5	91.5
Separation costs	11.5	-	11.5	-	11.5	-
Production and other taxes	13.2	10.1	27.8	22.7	47.5	50.8
Depreciation, depletion and amortization	37.4	35.5	76.3	72.1	151.3	141.0
Impairment	-	-	-	-	-	3.4
Total Operating Expenses	144.8	124.3	434.6	458.4	758.1	861.7
Net gain (loss) from asset sales	-	0.2	-	0.3	(0.1)	0.6
Operating Income	56.3	61.5	181.1	176.9	332.4	320.0
Interest and other income	2.6	3.4	5.4	6.2	11.7	18.0
Income from unconsolidated affiliate	0.9	0.9	1.9	1.9	3.8	2.5
Interest expense	(14.0)	(14.7)	(28.3)	(30.8)	(57.1)	(63.8)
Income From Continuing Operations Before Income Taxes	45.8	51.1	160.1	154.2	290.8	276.7
Income taxes	(17.1)	(18.1)	(59.2)	(55.9)	(107.7)	(98.2)
INCOME FROM CONTINUING OPERATIONS	28.7	33.0	100.9	98.3	183.1	178.5
Discontinued operations, net of income taxes	69.5	45.5	148.2	47.9	315.7	297.6
Discontinued operations, noncontrolling interest	(0.7)	(0.6)	(1.3)	(1.1)	(2.8)	(5.6)
Total Discontinued Operations, Net Of Income Taxes	68.8	44.9	146.9	46.8	312.9	292.0
NET INCOME ATTRIBUTABLE TO QUESTAR	$ 97.5	$ 77.9	$247.8	$145.1	$ 496.0	$ 470.5
Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$0.17	$0.18	$0.58	$0.56	$1.05	$1.03
Basic from discontinued operations	0.39	0.26	0.84	0.27	1.80	1.68
Basic total	$0.56	$0.44	$1.42	$0.83	$2.85	$2.71
Diluted from continuing operations	$0.16	$0.18	$0.57	$0.55	$1.03	$1.02
Diluted from discontinued operations	0.39	0.26	0.83	0.27	1.77	1.66
Diluted total	$0.55	$0.44	$1.40	$0.82	$2.80	$2.68
Weighted-average common shares outstanding
Used in basic calculation	175.1	174.1	175.0	173.9	174.6	173.3
Used in diluted calculation	177.6	176.1	177.4	176.0	176.9	175.8
Dividends per common share	$0.13	$0.125	$0.26	$ 0.25	$0.515	$0.4975

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	June 30, 2009 (recast)	December 31, 2009 (recast)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 11.5
Notes receivable	-	-	39.3
Accounts receivable, net	82.8	79.1	122.8
Unbilled-gas accounts receivable	15.3	18.5	86.9
Gas stored underground	20.7	24.7	42.9
Materials and supplies	19.8	24.6	19.9
Regulatory assets	62.1	44.3	43.4
Prepaid expenses and other	8.0	6.8	8.6
Deferred income taxes - current	14.3	12.3	14.3
Current assets of discontinued operations	-	681.3	562.4
Total Current Assets	223.0	891.6	952.0
Property, Plant and Equipment	4,456.1	4,183.6	4,338.9
Accumulated depreciation, depletion and amortization	(1,689.6)	(1,570.6)	(1,625.3)
Net property, plant and equipment of discontinued operations	-	4,736.5	5,091.3
Net Property, Plant and Equipment	2,766.5	7,349.5	7,804.9
Investment in unconsolidated affiliate	28.2	28.9	28.1
Regulatory assets	21.7	23.8	23.5
Other noncurrent assets	37.9	38.5	34.9
Noncurrent assets of discontinued operations		207.0	175.2
TOTAL ASSETS	$3,077.3	$8,539.3	$9,018.6
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 5.8	$ 6.7	$ -
Short-term debt	345.0	35.5	169.0
Notes payable	-	37.8	52.9
Accounts payable and accrued expenses	198.3	149.9	232.2
Regulatory liabilities	7.2	48.6	30.7
Current portion of long-term debt	100.0	42.0	-
Current liabilities of discontinued operations	-	478.2	584.2
Total Current Liabilities	656.3	798.7	1,069.0
Long-term debt, less current portion	731.1	779.8	831.2
Long-term note payable	-	50.0	-
Deferred income taxes	396.4	308.4	377.7
Asset retirement obligations	58.3	63.0	65.0
Defined benefit pension plan and other postretirement benefits	179.2	252.9	206.9
Other long-term liabilities	85.2	84.9	87.5
Noncurrent liabilities of discontinued operations	-	2,730.7	2,824.2
EQUITY	-	-	-
Common stock	474.5	434.5	454.8
Retained earnings	597.7	2,873.9	3,077.7
Accumulated other comprehensive income (loss)	(101.4)	106.7	(30.3)
TOTAL COMMON SHAREHOLDERS' EQUITY	970.8	3,415.1	3,502.2
Noncontrolling interest of discontinued operations		55.8	54.9
Total Equity	970.8	3,470.9	3,557.1
TOTAL LIABILITIES AND EQUITY	$3,077.3	$8,539.3	$9,018.6

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2010	2009 (recast)
	(in millions)
OPERATING ACTIVITIES
Net income	$249.1	$146.2
Discontinued operations, net of income taxes	(148.2)	(47.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	80.0	75.7
Deferred income taxes	9.1	33.1
Share-based compensation	9.6	4.8
Net (gain) from asset sales	-	(0.3)
(Income) from unconsolidated affiliate	(1.9)	(1.9)
Distributions from unconsolidated affiliate	1.8	0.6
Changes in operating assets and liabilities	56.2	71.5
Net Cash Provided By Operations Of Continuing Operations	255.7	281.8

INVESTING ACTIVITIES
Property, plant and equipment	(139.5)	(138.3)
Equity investment in QEP Resources, Inc.	(250.0)	-
Cash used in disposition of assets	(1.0)	(0.9)
Proceeds from disposition of assets	0.5	1.6
Change in notes receivable	39.3	89.4
Net Cash Used In Investing Activities Of Continuing Operations	(350.7)	(48.2)

FINANCING ACTIVITIES
Common stock issued	9.3	7.2
Common stock repurchased	(8.4)	(5.6)
Long-term debt issuance costs	(2.9)	-
Change in short-term debt	176.0	(195.6)
Change in notes payable	(52.9)	(2.9)
Checks outstanding in excess of cash balances	5.8	6.7
Dividends paid	(45.5)	(43.5)
Tax benefits from share-based compensation	2.1	1.3
Net Cash Provided By (Used in) Financing Activities Of Continuing Operations	83.5	(232.4)
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(11.5)	1.2
Cash provided by operations of discontinued operations	468.2	565.6
Cash used in investing activities of discontinued operations	(598.6)	(555.6)
Cash provided by (used in) financing activities of discontinued operations	111.1	(35.1)
Effect of change in cash and cash equivalents of discontinued operations	19.3	25.1
Change in cash and cash equivalents	(11.5)	1.2
Beginning cash and cash equivalents	11.5	(1.2)
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR CORPORATION

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas company with three complementary lines of business:

- Wexpro Company (Wexpro) develops and produces natural gas from cost-of-service reserves for Questar Gas.

- Questar Pipeline Company (Questar Pipeline) operates interstate natural gas pipelines and storage facilities in the western

     United States and provides other energy services.

- Questar Gas Company (Questar Gas) provides retail natural gas distribution in Utah, Wyoming and Idaho.

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

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

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and twelve months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. Generally, the investment in unconsolidated affiliate on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability corporation and FERC-regulated transporter of natural gas, is the single unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

Effective May 18, 2010, Questar Market Resources, Inc. (Market Resources), a wholly-owned subsidiary of Questar, merged with and into its newly-formed, wholly-owned subsidiary, QEP Resources, Inc. (QEP), a Delaware corporation in order to reincorporate in the State of Delaware (Reincorporation Merger). The Reincorporation Merger was effected pursuant to an Agreement and Plan of Merger entered into between Market Resources and QEP. The Reincorporation Merger was approved by the boards of directors of Market Resources and QEP and submitted to a vote of, and approved by, Questar, as sole shareholder of Market Resources, and by Market Resources, as sole shareholder of QEP on May 18, 2010.

On June 30, 2010 (Distribution Date), Questar distributed all of the shares of QEP common stock held by Questar to Questar shareholders as a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held at the close of business on the record date, including fractional shares. In connection therewith and prior to the Spinoff, QEP distributed Wexpro, a wholly-owned subsidiary of QEP, by means of a dividend to Questar. In addition, Questar contributed $250.0 million of equity to QEP prior to the Spinoff.

The first-quarter 2010 and all 2009 financial information in this Quarterly Report on Form 10-Q has been recast so that the basis of presentation is consistent with that of the second-quarter 2010 financial information. This recast reflects the financial condition and results of operations of QEP as discontinued operations for all periods presented. For a summary of discontinued operations see Note 3.

Questar 2010 Form 10-Q

All dollar and share amounts in this Quarterly Report on Form 10-Q are in millions, except per-share information and where otherwise noted.

Note 3 – Discontinued Operations

QEP operations are reflected as discontinued operations in this Quarterly Report on Form 10-Q and summarized below:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(in millions, except per share amounts)
Revenues	$529.7	$442.7	$1,109.8	$924.8	$2,157.5	$2,044.1
Separation costs	14.0	-	14.0	-	14.0	-
Operating income	127.6	118.6	270.5	273.7	582.3	777.9

Discontinued operations, net of income taxes	$69.5	$45.5	$148.2	$47.9	$315.7	$297.6
Discontinued operations, noncontrolling interest	(0.7)	(0.6)	(1.3)	(1.1)	(2.8)	(5.6)
Total discontinued operations, net of income taxes	$68.8	$44.9	$146.9	$46.8	$312.9	$292.0
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$0.39	$0.26	$0.84	$0.27	$1.80	$1.68
Diluted from discontinued operations	0.39	0.26	0.83	0.27	1.77	1.66

Note 4 – Comprehensive Income

Comprehensive income is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of commodity-based derivative instruments and recognition of the under-funded position of the defined benefit pension plan and other postretirement benefits (employee benefits). These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is realized when the pension or other postretirement benefit costs are accrued. Comprehensive income (loss) attributable to Questar is shown below:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
		(recast)	(recast)	(recast)	(recast)	(recast)
	(in millions)
Net income	$ 98.2	$ 78.5	$249.1	$146.2	$498.8	$476.1
Other comprehensive income (loss)
Employee benefits	-	-	-	-	-	-
Transferred to QEP	38.7	-	38.7	-	38.7	-
Re-measured obligations	(13.2)	-	(13.2)	-	34.6	(146.7)
Long-term investment	-	-	0.1	-	0.1	-
Discontinued operations
Unrealized fair value of derivatives related to Spinoff	(372.9)	-	(372.9)	-	(372.9)	-
Change in unrealized fair value of derivatives	(65.0)	(229.6)	234.2	(140.0)	(30.9)	1,166.5
Income taxes	153.3	85.4	42.0	52.0	122.3	(383.2)
Net other comprehensive income (loss)	(259.1)	(144.2)	(71.1)	(88.0)	(208.1)	636.6
Comprehensive income (loss)	(160.9)	(65.7)	178.0	58.2	290.7	1,112.7
Discontinued operations, noncontrolling interest	(0.7)	(0.6)	(1.3)	(1.1)	(2.8)	(5.6)
Comprehensive income (loss) attributable to Questar	($161.6)	($ 66.3)	$176.7	$ 57.1	$287.9	$1,107.1

Questar 2010 Form 10-Q

The components of Accumulated Other Comprehensive Income (Loss) (AOCI), net of income taxes, shown on the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2010	2009	Change
	(in millions)
Employee benefits	($101.5)	($117.4)	$15.9
Long-term investment	0.1	-	0.1
Discontinued operations, unrealized fair value of derivatives	-	87.1	(87.1)
Accumulated Other Comprehensive (Loss)	($101.4)	($ 30.3)	($71.1)

Note 5 - Earnings Per Share

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

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Weighted-average basic common shares outstanding	175.1	174.1	175.0	173.9	174.6	173.3
Potential number of shares issuable under the Long- Term Stock Incentive Plan	2.5	2.0	2.4	2.1	2.3	2.5
Average diluted common shares outstanding	177.6	176.1	177.4	176.0	176.9	175.8

Note 6 - Asset Retirement Obligations

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

	2010	2009
	(recast)	(recast)
	(in millions)
ARO liability at January 1	$65.0	$58.9
Accretion	1.4	1.7
Liabilities incurred	0.4	0.1
Revisions	(8.3)	2.4
Liabilities settled	(0.2)	(0.1)
ARO liability at June 30	$58.3	$63.0

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

Questar 2010 Form 10-Q

Note 7 - Fair Value Measurements

Questar measures and discloses fair values in accordance with the provisions of ASC 820 "Fair Value Measurements and Disclosures." ASC 820 establishes a fair-value hierarchy of Levels 1, 2 and 3 based on inputs with Level 1 measures calculated from the most visible inputs. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the consolidated financial statements in this Quarterly Report on Form 10-Q:

	Carrying	Estimated	Carrying	Estimated	Carry	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	June 30, 2010		June 30, 2009		December 31, 2009
			(recast)		(recast)
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 11.5	$ 11.5
Notes receivable	-	-	-	-	39.3	39.3
Long-term investment	12.5	12.5	10.8	10.8	11.7	11.7
Financial liability
Checks outstanding in excess of cash balances	5.8	5.8	6.7	6.7	-	-
Short-term debt	345.0	345.0	35.5	35.5	169.0	169.0
Notes payable	-	-	37.8	37.8	52.9	52.9
Long-term note payable	-	-	50.0	50.0	-	-
Long-term debt, including current portion	831.1	898.0	821.8	837.4	831.2	895.0

The carrying amounts of cash and cash equivalents, notes receivable, checks outstanding in excess of cash balances, notes payable, short-term debt and long-term note payable approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates. Notes receivable, notes payable and long-term note payable represent borrowing transactions between Questar and pre-Spinoff affiliated companies. The long-term investment consists of money market and short-term bond index mutual funds, and represent funds held in Wexpro's trust (see Note 6). The fair value of the long-term investment is based on quoted prices for the underlying mutual funds, and is considered a Level 1 fair value.

Note 8 - Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP). To generally preserve the potential benefits under the LTSIP prior to the Spinoff, stock options and restricted share awards outstanding as of the Distribution Date, were adjusted and bifurcated into stock options and restricted share awards for both Questar and QEP, respectively. The exercise price of options and the grant-day prices of restricted shares were modified using the ratio of the June 30, 2010, closing prices of Questar, $14.66 or 32.23%, and QEP, $30.83 or 67.77%.

Questar recognizes expense over time as the stock options or restricted shares vest. First half share-based compensation expense amounted to $9.6 million in 2010 compared to $4.8 million in 2009. Deferred share-based compensation, representing the unvested value of restricted share awards, amounted to $6.6 million at June 30, 2010. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. First half cash flow from income tax benefits in excess of recognized compensation expense amounted to $2.1 million in 2010 compared to $1.3 million in 2009. There were 7,340,529 shares available for future grants at June 30, 2010.

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

Questar 2010 Form 10-Q

Stock Option Variables 6 Months Ended June 30, 2010
Fair value of options at grant date (recast)	$13.10
Risk-free interest rate	2.30%
Expected price volatility	30.3%
Expected dividend yield	1.18%
Expected life in years	5.2

Unvested stock options decreased by 408,137 to 274,195 in the first half of 2010. Stock options of certain employees were immediately vested as a result of the Spinoff. Stock-option transactions under the terms of the LTSIP recast for the effect of the Spinoff are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at January 1, 2010 (recast)	2,892,999	$2.42 - $17.35	$ 6.25
Granted	231,200	13.10	13.10
Exercised	(99,316)	2.42 - $4.52	3.45
Balance at June 30, 2010	3,024,883	$3.70 - $17.35	$ 6.87

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at June 30, 2010	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2010	Weighted-average exercise price	Number unvested at June 30, 2010	Weighted- average exercise price
$ 3.70	517,646	1.6	$ 3.70	517,646	$ 3.70	-	$ -
4.37 - 4.79	1,464,037	1.8	4.42	1,464,037	4.42	-	-
7.84 - 12.43	702,000	4.6	11.09	534,005	11.08	167,995	$11.12
$13.10 - $17.35	341,200	6.1	13.51	235,000	$13.69	106,200	13.10
	3,024,883	2.9	$ 6.87	2,750,688	$ 6.37	274,195	$11.89

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at June 30, 2010, was 23 months. Restricted share transactions under the terms of the LTSIP recast for the effect of the Spinoff are summarized below:

	Unvested Restricted Shares	Price Range	Weighted-average Price
Balance at January 1, 2010 (recast)	277,554	$10.01 - $20.31	$13.99
Granted	199,050	13.10 - 15.98	13.64
Distributed	(199,463)	10.01 - 20.31	13.92
Balance at June 30, 2010	277,141	$10.01 - $20.31	$13.78

As result of the Spinoff and bifurcation of share-based awards, restricted QEP shares and QEP stock options were granted to certain officers, employees and non-employee directors of Questar. The awards include 277,141 unvested restricted shares with a weighted-average price of $28.95 per share and 274,195 unvested stock options with a weighted-average price of $24.03 per share. Questar will recognize expense in future periods for these unvested share-based awards. In addition, certain QEP officers, employees and non-employee directors received 1,954,294 Questar stock options.

Note 9 - Employee Benefits

Questar has defined-benefit pension and life insurance plans covering a majority of its employees. The Company closed its postretirement medical coverage and life insurance to employees hired or rehired after January 1, 1997, and established maximum amounts paid by the Company. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution

Questar 2010 Form 10-Q

levels for its qualified retirement plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. Subject to these limitations, Questar plans to fund the qualified retirement plan in amounts approximately equal to the yearly expense, which is estimated to be $20.8 million for 2010. Pension expense increased year-over-year because the pension liabilities were revalued on June 30, 2010, using a lower discount rate and returns on plan assets were lower than expected. On July 1, 2010, Questar closed its defined-benefit pension plan to new hires or rehires.

The Company also has a nonqualified pension plan for eligible employees who participate in the qualified pension plan, which provides a "make-up" benefit due to the limits on compensation that can be taken into account in determining benefits under the qualified pension plan. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2010 nonqualified pension plan expense is estimated to be $3.9 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed below:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost	$2.5	$2.5	$ 4.9	$ 5.0	$9.8	$9.8
Interest cost	7.9	7.1	15.8	14.3	31.1	28.8
Expected return on plan assets	(6.4)	(6.3)	(12.8)	(12.7)	(25.4)	(25.8)
Prior service and other costs	0.3	0.3	0.6	0.6	1.2	1.2
Recognized net-actuarial loss	1.7	1.4	3.5	2.9	7.2	5.7
Settlement costs	0.1	0.3	0.3	0.6	1.7	1.2
Pension expense	$6.1	$5.3	$12.3	$10.7	$25.6	$20.9

The Company currently estimates a $6.1 million expense for postretirement benefits other than pensions in 2010 prior to the Spinoff and before $0.8 million for accretion of a regulatory liability. Postretirement benefits include an estimate of the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Questar's prescription drug benefit is actuarially equivalent to Part D of Medicare and therefore qualifies for a federal subsidy available on benefits provided to plan participants. In 2004, the Medicare Part D benefit reduced the accumulated postretirement benefit obligation by $2.0 million. By year-end 2009, the Medicare Part D subsidy grew to $4.0 million. Yearly amortization of this benefit amounting to $0.3 million reduces expense through a decrease in the amortization of the unrecognized net loss. The Medicare Part D subsidy is no longer tax exempt as a result of the Health Care and Education Reconciliation Act of 2010. Receipts of Medicare Part D subsidies reduce Company contributions to the employee plan. Expense components are listed below:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost	$0.1	$0.2	$0.3	$0.4	$0.6	$0.7
Interest cost	1.2	1.2	2.4	2.4	4.6	4.6
Expected return on plan assets	(0.6)	(0.6)	(1.1)	(1.1)	(2.2)	(2.9)
Amortization of transition obligation	0.4	0.4	0.9	0.9	1.9	1.9
Amortization of losses	0.2	0.2	0.4	0.5	0.8	0.5
Accretion of regulatory liability	0.2	0.2	0.4	0.4	0.8	0.8
Postretirement benefits expense	$1.5	$1.6	$3.3	$3.5	$6.5	$5.6

As a part of the Spinoff, Questar transferred benefit obligations to QEP for active QEP employees eligible for defined-benefit pension, postretirement medical and life insurance plans while Questar retained obligations for retired employees. As a result, Questar's underfunded defined-benefit pension plan and other postretirement benefits obligation was reduced by $27.7 million.

Note 10 - Operations by Line of Business

Questar's three complementary lines of business include Wexpro, which develops and produces natural gas on behalf of Questar Gas's customers; Questar Pipeline, which operates interstate natural gas pipelines and storage facilities; and Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation among

Questar 2010 Form 10-Q

other factors. Separation costs primarily advisory fees and employee severance expenses, were reported at the Corporate level. Following is a summary of operations by line of business:

	3 Months Ended June 30,		6 Months Ended June 30,		12 Months Ended June 30,
	2010	2009	2010	2009	2010	2009
		(recast)	(recast)	(recast)	(recast)	(recast)
	(in millions)
Revenues from Unaffiliated Customers
Wexpro	$ 4.3	$ 3.4	$ 10.5	$ 5.8	$ 22.5	$ 20.1
Questar Pipeline	48.2	43.7	95.9	85.0	184.1	172.3
Questar Gas	148.6	138.5	509.3	544.2	884.0	988.7
Total	$201.1	$185.6	$615.7	$635.0	$1,090.6	$1,181.1

Revenues from Affiliated Companies
Wexpro	$ 60.2	$ 53.3	$120.7	$112.8	$ 233.0	$ 224.0
Questar Pipeline	18.5	17.6	37.3	36.1	73.4	71.2
Questar Gas	0.1	0.5	0.4	0.5	0.9	2.3
Total	$ 78.8	$ 71.4	$158.4	$149.4	$ 307.3	$ 297.5

Operating Income (Loss)
Wexpro	$ 33.3	$ 29.9	$ 66.1	$ 58.8	$ 131.9	$ 116.5
Questar Pipeline	31.3	29.9	64.8	59.2	120.8	116.0
Questar Gas	1.1	1.6	59.7	58.8	87.8	88.5
Corporate	(9.4)	0.1	(9.5)	0.1	(8.1)	(1.0)
Total	$ 56.3	$ 61.5	$181.1	$176.9	$ 332.4	$ 320.0

Income (Loss) From Continuing Operations
Wexpro	$ 22.0	$ 19.8	$ 43.2	$ 38.6	$ 85.3	$ 77.5
Questar Pipeline	15.9	15.0	33.1	29.7	61.6	59.1
Questar Gas	(2.2)	(2.0)	30.9	29.8	42.7	41.4
Corporate	(7.0)	0.2	(6.3)	0.2	(6.5)	0.5
Total	$ 28.7	$ 33.0	$100.9	$ 98.3	$ 183.1	$178.5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2009 Form 10-K filing, and analyzes the changes in the results of operations between the three, six and 12 months ended June 30, 2010, and June 30, 2009. The first-quarter 2010 and all 2009 financial information in this Quarterly Report on Form 10-Q `has been recast so that the basis of presentation is consistent with that of the second-quarter 2010. Financial information was recast to show the effect of the Spinoff of QEP. For definitions of commonly used gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2009 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of income (loss) from continuing operations by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2010	2009 (recast)	Change	2010 (recast)	2009 (recast)	Change	2010 (recast)	2009 (recast)	Change
	(in millions, except per share amounts)
Wexpro	$22.0	$19.8	$2.2	$ 43.2	$38.6	$4.6	$ 85.3	$ 77.5	$7.8
Questar Pipeline	15.9	15.0	0.9	33.1	29.7	3.4	61.6	59.1	2.5
Questar Gas	(2.2)	(2.0)	(0.2)	30.9	29.8	1.1	42.7	41.4	1.3

Questar 2010 Form 10-Q

Corporate	(7.0)	0.2	(7.2)	(6.3)	0.2	(6.5)	(6.5)	0.5	(7.0)
Income from continuing operations	$28.7	$33.0	($4.3)	$100.9	$98.3	$2.6	$183.1	$178.5	$4.6
Earnings per diluted share	$0.16	$0.18	($0.02)	$0.57	$0.55	$0.02	$1.03	$1.02	$0.01
Average diluted shares	177.6	176.1	1.5	177.4	176.0	1.4	176.9	175.8	1.1

WEXPRO

Wexpro reported income of $22.0 million in the second quarter of 2010 compared to $19.8 million in second quarter of 2009, an 11% increase. Wexpro earnings for the first half of 2010 were $43.2 million compared to $38.6 million in the first half of 2009. For the 12 months ended June 30, 2010, Wexpro earned $85.3 million compared to $77.5 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Operator service fee	$58.5	$52.5	$6.0	$119.0	$112.2	$6.8	$231.7	$224.9	$ 6.8
Oil and NGL sales	6.0	3.9	2.1	12.2	6.3	5.9	23.3	19.4	3.9
Other	-	0.3	(0.3)	-	0.1	(0.1)	0.5	(0.2)	0.7
Total Revenues	64.5	56.7	7.8	131.2	118.6	12.6	255.5	244.1	11.4
Operating expenses
Operating and maintenance	4.5	4.4	0.1	9.5	11.8	(2.3)	18.9	25.0	(6.1)
General and administrative	5.2	4.2	1.0	10.0	8.5	1.5	18.5	14.9	3.6
Depreciation, depletion and amortization	14.4	13.6	0.8	30.3	28.6	1.7	60.5	55.0	5.5
Production and other taxes	7.0	4.1	2.9	14.8	10.4	4.4	24.4	30.2	(5.8)
Oil income sharing	0.1	0.5	(0.4)	0.4	0.5	(0.1)	0.9	2.3	(1.4)
Total Operating Expenses	31.2	26.8	4.4	65.0	59.8	5.2	123.2	127.4	(4.2)
Net (loss) from asset sales	-	-	-	(0.1)	-	(0.1)	(0.4)	(0.2)	(0.2)
Operating Income	$33.3	$29.9	$3.4	$ 66.1	$ 58.8	$7.3	$131.9	$116.5	$15.4
Operating Statistics
Production volumes
Natural gas (Bcf)	12.1	11.6	0.5	25.1	24.8	0.3	48.5	49.0	(0.5)
Oil and NGL (MMbbl)	0.1	0.1	-	0.2	0.2	-	0.4	0.4	-
Oil and NGL average sales price (per bbl)	$64.12	$46.29	$17.83	$64.29	$35.25	$29.04	$60.64	$53.11	$7.53
Investment base at June 30 ($ in millions)	$436.2	$411.4	$ 24.8	$ -	$ -	$ -	$ -	$ -	$ -

Revenues

Wexpro earned a 20.1% after-tax return on average investment base for the 12 months ended June 30, 2010. Wexpro 2010 operating results benefited from a higher average investment base compared to the prior-year period. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro’s investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended June 30,
	2010	2009
	(in millions)
Investment base at July 1, 2009 and 2008, respectively	$411.4	$346.4
Successful development wells	98.3	141.3
Depreciation, depletion and amortization	(60.0)	(55.2)
Change in deferred taxes	(13.5)	(21.1)
Ending investment base at June 30, 2010 and 2009, respectively	$436.2	$411.4

Questar 2010 Form 10-Q

Wexpro produced 25.1 bcf of cost-of-service natural gas for Questar Gas during the first half of 2010, up slightly from the first half of 2009. On an annual basis, Wexpro natural gas production provides about half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 94% in the first half of 2010 over the first half of 2009 due to an 82% increase in the average sales price. The increase in revenues was largely offset by higher oil-related expenses and production taxes.

Expenses

Operating and maintenance expenses were up slightly in the second quarter of 2010 but lower in the first half and 12-month periods ended June 30, 2010. Wexpro reduced spending on repairs and well workovers in the first half and trailing 12 months of 2010. General and administrative expenses were higher in the three-, six- and 12-month periods ended June 30, 2010 due to higher compensation and employee benefit expenses driven by the Company's recent stock performance Production and other taxes were higher in the 2010 periods due to increased value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 6% in the first half of 2010 over the first half of 2009 due to increased investment in natural gas wells and facilities.

QUESTAR PIPELINE

Questar Pipeline reported second quarter 2010 income of $15.9 million compared with $15.0 million in 2009, a 6% increase. Income for the first half of 2010 was $33.1 million compared with $29.7 million for the first half of 2009. Questar Pipeline earned $61.6 million in the 12 months ended June 30, 2010, compared to $59.1 million in the 12 months ended June 30, 2009. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Transportation	$47.4	$43.3	$4.1	$94.4	$86.0	$8.4	$181.6	$171.0	$10.6
Storage	9.3	9.8	(0.5)	18.9	19.9	(1.0)	38.4	39.9	(1.5)
NGL sales - transmission	2.5	2.1	0.4	4.4	3.8	0.6	7.6	10.8	(3.2)
NGL sales - field services	3.0	0.1	2.9	6.2	0.2	6.0	10.2	0.2	10.0
Energy services	3.7	3.2	0.5	7.1	7.2	(0.1)	13.6	14.7	(1.1)
Other	0.8	2.8	(2.0)	2.2	4.0	(1.8)	6.1	6.9	(0.8)
Total Revenues	66.7	61.3	5.4	133.2	121.1	12.1	257.5	243.5	14.0
Operating expenses
Operating and maintenance	10.3	9.6	0.7	18.1	17.7	0.4	40.5	37.2	3.3
General and administrative	10.4	8.7	1.7	21.0	17.3	3.7	39.8	34.6	5.2
Depreciation and amortization	11.8	10.9	0.9	23.6	21.7	1.9	46.2	43.1	3.1
Asset impairment	-	-	-	-	-	-	-	3.4	(3.4)
Other taxes	2.4	2.1	0.3	4.8	4.4	0.4	9.0	7.9	1.1
Cost of sales	0.5	0.3	0.2	1.0	1.1	(0.1)	1.5	2.1	(0.6)
Total Operating Expenses	35.4	31.6	3.8	68.5	62.2	6.3	137.0	128.3	8.7
Net gain from asset sales	-	0.2	(0.2)	0.1	0.3	(0.2)	0.3	0.8	(0.5)
Operating Income	$31.3	$29.9	$1.4	$64.8	$59.2	$5.6	$120.8	$116.0	$4.8
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers (recast)	162.7	163.2	(0.5)	318.4	318.3	0.1	624.2	645.7	(21.5)
For Questar Gas	29.6	26.7	2.9	73.6	71.1	2.5	115.4	118.7	(3.3)
Total Transportation	192.3	189.9	2.4	392.0	389.4	2.6	739.6	764.4	(24.8)

Questar 2010 Form 10-Q

Transportation revenue (per dth)	$0.25	$0.23	$0.02	$0.24	$0.22	$0.02	$0.25	$0.22	$0.03
Net firm-daily transportation demand at June 30 (in Mdth)	4,671	4,221	450	-	-	-	-	-	-
Natural gas processing
NGL sales (MMgal)	4.3	2.7	1.6	7.7	5.7	2.0	14.1	10.2	3.9
NGL sales price (per gal)	$1.27	$0.81	$0.46	$1.37	$0.70	$0.67	$1.26	$1.08	$0.18

Revenues

As of June 30, 2010, Questar Pipeline had net firm-transportation contracts of 4,671 Mdth per day, including 1,020 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 4,221 Mdth per day as of June 30, 2009. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues in the 2010 periods compared to the 2009 periods was due primarily to a compression expansion of the Overthrust Pipeline system that was completed in the fourth quarter of 2009. The company has long-term firm-transportation contracts of 460 Mdth per day associated with this expansion.

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

NGL sales were 165% higher in the first half of 2010 over the first half of 2009 due to a 96% increase in NGL prices and a 35% increase in sales volume. Volumes increased due to the 2009 completion of a processing plant near Price, Utah.

Expenses

Operating and maintenance expenses increased by 7% in the second quarter of 2010, 2% in the first half of 2010 and 9% in the 12 months ended June 30, 2010 compared to corresponding 2009 periods. The increased costs are due primarily to higher maintenance costs. General and administrative expenses increased by 20% in the second quarter of 2010, 21% in the first half of 2010 and 15% in the 12 months ended June 30, 2010 compared to corresponding 2009 periods. These increases are due to higher compensation and employee benefit expenses driven by the Company's recent stock performance. Operating, maintenance, general and administrative expenses per dth transported increased to $0.10 in the first half of 2010 compared with $0.09 in the first half of 2009. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense was up 9% in the first half of 2010 compared to the first half of 2009 because of a processing plant placed in service.

QUESTAR GAS

Questar Gas reported a seasonal loss of $2.2 million in the second quarter of 2010 compared to a loss of $2.0 million in the second quarter of 2009. Income was $30.9 million in the first half of 2010, up 4% from $29.8 million in the first half of 2009. Income was $42.7 million in the 12 months ended June 30, 2010 compared to $41.4 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$131.3	$129.7	$1.6	$473.3	$521.7	($48.4)	$825.6	$930.4	($104.8)

Questar 2010 Form 10-Q

Industrial sales	5.8	1.8	4.0	12.4	4.1	8.3	16.6	10.1	6.5
Transportation for industrial customers	2.5	2.6	(0.1)	5.4	5.1	0.3	11.5	10.6	0.9
Service	1.4	1.5	(0.1)	3.1	3.2	(0.1)	5.3	5.6	(0.3)
Other	7.7	3.4	4.3	15.5	10.6	4.9	25.9	34.3	(8.4)
Total revenues	148.7	139.0	9.7	509.7	544.7	(35.0)	884.9	991.0	(106.1)
Cost of natural gas sold	96.5	89.6	6.9	333.5	382.7	(49.2)	577.4	710.0	(132.6)
Margin	52.2	49.4	2.8	176.2	162.0	14.2	307.5	281.0	26.5
Other operating expenses
Operating and maintenance	24.5	22.0	2.5	63.5	53.0	10.5	116.9	98.8	18.1
General and administrative	11.5	11.0	0.5	22.8	20.8	2.0	44.9	38.5	6.4
Depreciation and amortization	11.2	10.9	0.3	22.3	21.7	0.6	44.4	42.7	1.7
Other taxes	3.9	3.9	-	7.9	7.7	0.2	13.5	12.5	1.0
Total other operating expenses	51.1	47.8	3.3	116.5	103.2	13.3	219.7	192.5	27.2
Operating income	$1.1	$ 1.6	($0.5)	$59.7	$ 58.8	$0.9	$ 87.8	$ 88.5	($0.7)
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	18.5	17.8	0.7	63.1	62.3	0.8	110.2	105.5	4.7
Industrial sales	1.2	0.3	0.9	2.3	0.6	1.7	2.9	1.4	1.5
Transportation for industrial customers	13.0	13.6	(0.6)	29.5	30.1	(0.6)	57.5	62.9	(5.4)
Total industrial	14.2	13.9	0.3	31.8	30.7	1.1	60.4	64.3	(3.9)
Total deliveries	32.7	31.7	1.0	94.9	93.0	1.9	170.6	169.8	0.8
Natural gas revenue (per dth)
Residential and commercial sales	$7.11	$7.27	($0.16)	$7.50	$8.37	($0.87)	$7.49	$8.82	($1.33)
Industrial sales	5.15	6.29	(1.14)	5.57	6.97	(1.40)	5.70	7.14	(1.44)
Transportation for industrial customers	$0.19	$0.19	-	$0.18	$0.17	$0.01	$0.20	$0.17	$0.03
Colder (warmer) than normal temperatures	35%	4%	-	7%	-	-	9%	(2%)	-
Temperature-adjusted usage per customer (dth)	16.5	17.1	(0.6)	63.1	64.5	(1.4)	107.6	108.8	(1.2)
Customers at June 30 (thousands)	905.7	890.2	15.5	-	-	-	-	-	-

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $2.8 million in the second quarter of 2010 compared to the second quarter of 2009, increased $14.2 million in the first half of 2010 compared to the first half of 2009 and increased $26.5 million in the 12 months ended June 30, 2010 compared to the 12 months ended June 30, 2009. Following is a summary of major changes in Questar Gas margin:

		Change
	3 Month	6 Month	12 Month
	2009 to 2010	2009 to 2010	2009 to 2010
	(in millions)
Customer growth	$0.7	$2.4	$4.1
Demand-side management cost recovery	2.5	14.0	25.9
Recovery of gas-cost portion of bad-debt costs	0.1	(1.4)	(4.0)
Other	(0.5)	(0.8)	0.5
Increase	$2.8	$14.2	$26.5

At June 30, 2010, Questar Gas served 905,745 customers, up from 890,249 at June 30, 2009. Customer growth increased the margin by $0.7 million in the second quarter of 2010, $2.4 million in the first half of 2010 and $4.1 million in the 12 months ended June 30, 2010.

Questar Gas has had a conservation-enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed a margin for each general-service customer. Differences between the margin and the amount billed to customers are recovered from

Questar 2010 Form 10-Q

customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company’s margin. In addition, a weather-normalization adjustment of customer bills offset the revenue impact of temperature variations.

Questar Gas margin increased during the three-, six- and 12-month periods ended June 30, 2010, due to recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas’s Utah general rate case. The stipulation, effective August 1, 2010, authorizes an increase in the utility’s allowed return on equity from 10.0% to 10.35% and indefinitely extends the existing conservation-enabling (revenue decoupling) tariff. The stipulation further approves an infrastructure cost tracking mechanism that allows the company to place into rate base immediately upon project completion capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program. The stipulation agreement increases customer rates by $5.0 million annually with the changes in rates effective August 1, 2010.

Expenses

Cost of natural gas sold was rose 8% in the second quarter of 2010 compared to the second quarter of 2009, fell 13% in the first half of 2010 compared to the first half of 2009 and fell 19% in the 12 months ended June 30, 2010, compared to the 12 months ended June 30, 2009. The increase in the second quarter was due to higher volumes sold and higher prices, while the decreases in the first half and 12 month periods are due to lower gas purchase expenses per dth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the Public Service Commission of Wyoming. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2010, Questar Gas had a $22.3 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers. Questar Gas received authorization from the PSCU to increase rates by an annualized $48 million effective August 1, 2010, to recover these costs and higher projected future gas costs.

Operating and maintenance expenses increased $2.5 million in the second quarter of 2010 compared to the second quarter of 2009, increased $10.5 million in the first half of 2010 compared to the first half of 2009 and increased $18.1 million in the 12 months ended June 30, 2010, compared to the same period of 2009. These increases included higher demand-side management costs of $2.5 million, $14.0 million and $25.9 million for the three-, six- and 12-month periods respectively. The demand-side management costs are for the company’s energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses increased $0.5 million in the 2010 second quarter, $2.0 million in the 2010 first half and $6.4 million in the 12 months ended June 30, 2010 due to higher compensation and employee benefit expenses, driven by the Company's recent stock performance. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $69 in the first half of 2010 compared to $71 in the first half of 2009.

Depreciation expense increased 3% in the first half of 2010 compared to the first half of 2009 primarily as a result of plant additions from customer growth and replacement of feeder lines.

Other Consolidated Results

Separation Costs

The net losses reported for continuing operations of Questar, totaling $7.0 million in the second quarter of 2010, $6.3 million in the first half of 2010 and $6.5 million for the 12 months ended June 30, 2010, were due primarily to expenses associated with the separation of QEP in a Spinoff. Separation costs were primarily advisory fees and employee severance expenses. Questar’s share of these expenses totaled $11.5 million in the second quarter of 2010, before the effect of income taxes, while QEP’s share totaled $14.0 million.

Interest expense

Interest expense decreased in the second quarter, first half and 12 months ended June 30, 2010, compared with the corresponding 2009 periods because of lower borrowing rates on commercial paper. In June 2010, Questar entered into a new $250.0 million 364-day revolving credit loan agreement and a new $350.0 million multi-year revolving credit agreement to support commercial paper borrowing, both with increased commitment fees. Questar borrowed $250.0 million and invested the proceeds in QEP prior to the Spinoff.

Income taxes

Questar's effective combined federal and state income tax rate was 37.0% in the first half of 2010 compared with 36.3 % in the 2009 period.

Questar 2010 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities of continuing operations decreased 9% in the first half of 2010 compared to the first half of 2009 due to changes in operating assets and liabilities and lower noncash adjustments to net income. Cash sources from operating assets and liabilities were lower in 2010 primarily due to normal repayment through rate adjustments of over-collected gas purchase costs. Noncash adjustments to net income consist primarily of deferred income taxes and depreciation, depletion and amortization. Net cash provided by operating activities is presented below:

	6 Months Ended June 30,
	2010	2009	Change
	(in millions)
Net income of continued operations	$100.9	$ 98.3	$ 2.6
Noncash adjustments to net income	98.6	112.0	(13.4)
Changes in operating assets and liabilities	56.2	71.5	(15.3)
Net cash provided by operating activities of continuing operations	$255.7	$281.8	($26.1)

Investing Activities

A comparison of capital expenditures of continuing operations for the first half of 2010 and 2009 plus a forecast for calendar year 2010 are presented below:

			Forecast
	6 Months Ended June 30,		12 Months Ended December 31,
	2010	2009	2010
	(in millions)
Wexpro	$ 39.9	$ 58.3	$100.0
Questar Pipeline	48.7	49.1	161.4
Questar Gas	50.9	30.8	128.9
Corporate	-	0.1	1.4
Total cash capital expenditures of continuing operations	139.5	138.3	391.7
Change in capital expenditure accruals	(3.8)	(20.6)	-
Total accrued capital expenditures of continuing operations	$135.7	$117.7	$391.7

Financing Activities

In the first half of 2010, net cash provided by operating activities of $255.7 million was less than net cash used in investing activities of $350.7 million by $95.0 million. Investing activities included a $250.0 million contribution to QEP prior to the Spinoff. Long-term debt was unchanged in 2010 and short-term debt increased by a net change of $176.0 million in the first half of 2010.

Questar issues commercial paper to meet short-term financing requirements. The Company maintains committed credit lines with banks to provide liquidity support. Credit commitments increased to $600 million at June 30, 2010, with no amounts borrowed. In June of 2010, the Company entered into a $250 million 364-day revolving credit agreement that matures June 29, 2011, and a $350 million multi-year revolving credit agreement that matures July 1, 2013. Commercial paper outstanding amounted to $345 million at June 30, 2010. Questar borrowed $250 million and contributed the proceeds in QEP prior to the Spinoff.

At June 30, 2010, combined short-term and long-term debt was 55% and equity was 45% of total capital. Pre-Spinoff combined short-term and long-term debt was 22% and equity was 78% of total capital at December 31, 2009. Questar Pipeline has $100 million of long-term debt maturing in June 2011.

On April 22, 2010, Moody's affirmed its A3 rating of long-term debt issued by Questar Pipeline and Questar Gas and its P-2 rating of Questar's short-term debt. On July 8, 2010, Standard & Poor's raised its rating of long-term debt issued by Questar Pipeline and Questar Gas to A and its rating of Questar's short-term debt to A-1 following the Spinoff of QEP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans,

Questar 2010 Form 10-Q

and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities has oversight responsibility and retains an outside reservoir-engineering consultant and a financial auditor to assess the prudence of Wexpro's activities.

Questar Pipeline’s primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market’s expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Revenue may be reduced if market prices for NGL decline.

Questar Gas’s primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. The economic impact of this decline in usage per customer has been somewhat offset by the addition of new customers and the conservation-enabling tariff.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at June 30, 2010. Questar Pipeline's largest customers include

Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy, Wyoming Interstate Pipeline, EnCana Marketing and PacifiCorp.

Questar Gas's primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be affected by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

Interest-Rate Risk Management

On June 30, 2010, Questar had $731.1 million of fixed-rate long-term subsidiary debt with a weighted-average life to maturity of 8.6 years. The Company also had $100.0 million of subsidiary long-term debt maturing in the next 12 months and $345.0 million of floating rate debt outstanding in the form of short-maturity commercial paper notes.

Forward-Looking Statements

This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "may" "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, exploration efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

-

the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and discussed in Item 8.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010;

-

general economic conditions, including the performance of financial markets and interest rates;

-

changes in industry trends;

-

changes in laws or regulations; and

-

other factors, most of which are beyond the Company's control.

Questar 2010 Form 10-Q

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Questar is involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of its business. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

The Ute Indian Tribe (Tribe) claims that Questar is in breach of a Surface Use and Access Concession Agreement dated effective January 1, 2005, (SUA) between the Tribe and Questar and its former affiliates QEP Field Services and QEP Energy, and alleges that QEP Field Services failed to strictly follow the notice and application requirements of the SUA. The SUA is important to Questar to conduct pipeline and gas distribution operations on the Uintah and Ouray Indian Reservation. By letter dated July 22, 2010, the Tribe threatened to deny Questar and former Questar companies access to the Reservation. Questar denies the allegations and has notified the Tribe of potential claims of breach by the Tribe under the SUA in denying access to Questar and the parties have triggered an informal resolution process likely leading to arbitration under the SUA.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity during the second quarter of 2010. Questar repurchased shares in conjunction with tax-payment elections under the Company Long-term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2010:

2010	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April	3,828	$45.88	-	-
May	12,828	44.66	-	-
June	42,952	45.86	-	-
Total	59,608	45.60	-	-

*Excludes any fractional shares purchased from terminating participants in the Questar Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

Questar 2010 Form 10-Q

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

12.

Ratio of earnings to fixed charges.

31.1.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, and Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

(Registrant)

August 5, 2010

/s/ Ronald W. Jibson

Ronald W. Jibson,

President and Chief Executive Officer

August 5, 2010

/s/ Martin H. Craven

Martin H. Craven,

Vice President, Chief Financial Officer

and Treasurer

Exhibits List

Exhibits

12.

Ratio of earnings to fixed charges.

31.1.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification signed by Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification signed by Ronald W. Jibson, President and Chief Executive Officer, and Martin H. Craven, Vice President, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar 2010 Form 10-Q