Form 10-Q/A
period 2010-06-30
QUESTAR CORP
filed 2010-08-19
CIK 751652

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

EXPLANATORY NOTE

Amendment No. 1 to the Questar Corporation (the Company) Quarterly Report on Form 10-Q for the period ended June 30, 2010, is filed solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL). The Securities and Exchange Commission (SEC) allowed 30 days beyond the filing date of the second quarter 2010 Form 10-Q for the initial submission of Exhibit 101 containing detailed note tagging. No other changes have been made to the Company’s Form 10-Q, which was filed with the SEC on August 5, 2010 (Original Filing). Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to August 5, 2010.

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

12.*

Ratio of earnings to fixed charges.

31.1.*

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

101.INS**

XBRL Instance.

101.SCH**

XBRL Taxonomy.

101.LAB**

XBRL Labels.

101.PRE**

XBRL Presentation.

101.CAL**

XBRL Calculations.

101.DEF**

XBRL Definitions.

  *Previously filed on August 5, 2010.

**Furnished herewith.

Questar 2010 Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

(Registrant)

August 19, 2010

/s/ Ronald W. Jibson

Ronald W. Jibson,

President and Chief Executive Officer

August 19, 2010

/s/ Martin H. Craven

Martin H. Craven,

Vice President, Chief Financial Officer

and Treasurer

Exhibits List

Exhibits

12.*

Ratio of earnings to fixed charges.

31.1.*

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

101.INS**

XBRL Instance.

101.SCH**

XBRL Taxonomy.

101.LAB**

XBRL Labels.

101.PRE**

XBRL Presentation.

101.CAL**

XBRL Calculations.

101.DEF**

XBRL Definitions.

  *Previously filed on August 5, 2010.

**Furnished herewith.

Questar 2010 Form 10-Q/A

3