Form 10-Q
period 2010-09-30
QUESTAR CORP
filed 2010-11-04
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended September 30, 2010

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___ to ___

Exact name of registrant as specified in its charter	State or other jurisdiction or incorporation of organization	Commission File Number	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Pipeline Company	Utah	000-14147	87-0307414
Questar Gas Company	Utah	333-69210	87-0155877

180 East 100 South Street, P.O. Box 45433 Salt Lake City, Utah 84145-0433

(Address of principal executive offices)

Registrants’ telephone number, including area code (801) 324-5699

Web site http://www.questar.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Questar Corporation	Yes [X] No [ ]
Questar Pipeline Company	Yes [X] No [ ]
Questar Gas Company	Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Questar Corporation	Yes [X] No [ ]
Questar Pipeline Company	Yes [ ] No [ ]
Questar Gas Company	Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Do not check non-accelerated filer if a smaller reporting company (Check one):

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of October 31, 2010:

Questar Corporation	without par value	176,055,735
Questar Pipeline Company	$1.00 per share par value	6,550,843
Questar Gas Company	$2.50 per share par value	9,189,626

Questar Pipeline Company and Questar Gas Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

Questar Corporation

Questar Pipeline Company

Questar Gas Company

Form 10-Q for the Quarter Ended September 30, 2010

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (Unaudited)

3

Questar Corporation

    Consolidated Statements of Income

3

    Condensed Consolidated Balance Sheets

4

    Condensed Consolidated Statements of Cash Flows

5

Questar Pipeline Company

    Consolidated Statements of Income

6

    Condensed Consolidated Balance Sheets

7

    Condensed Consolidated Statements of Cash Flows

8

Questar Gas Company

    Statements of Income

9

    Condensed Balance Sheets

10

    Condensed Statements of Cash Flows

11

Notes Accompanying the Condensed Consolidated Financial Statements

12

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

19

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4.

CONTROLS AND PROCEDURES

27

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 6.

EXHIBITS

27

SIGNATURES

28

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation, Questar Pipeline Company and Questar Gas Company. Questar Pipeline Company and Questar Gas Company are wholly-owned subsidiaries of Questar Corporation.

Part I - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income and statements of cash flows) for Questar Corporation, Questar Pipeline Company and Questar Gas Company. The Notes Accompanying the Condensed Consolidated Financial Statements are presented on a combined basis for all three registrants. Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 is presented by line of business. Only Questar of the three registrants named herein is required to attach XBRL exhibits.

Questar 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009 (recast)	2010 (recast)	2009 (recast)	2010 (recast)	2009 (recast)
	(in millions, except per share amounts)
REVENUES
Questar Gas	$ 89.8	$82.3	$599.1	$626.5	$ 891.5	$ 955.8
Questar Pipeline	49.3	43.4	145.2	128.4	190.0	171.2
Wexpro	6.1	5.2	16.6	11.0	23.4	13.3
Total Revenues	145.2	130.9	760.9	765.9	1,104.9	1,140.3
OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(23.2)	(22.1)	153.5	213.0	271.9	382.9
Operating and maintenance	36.8	31.7	127.9	114.1	181.4	156.4
General and administrative	27.2	23.7	78.4	69.8	102.0	93.3
Separation costs	-	-	11.5	-	11.5	-
Production and other taxes	11.9	10.1	39.7	32.8	49.3	41.8
Depreciation, depletion and amortization	38.2	36.2	114.5	108.3	153.3	143.1
Impairment	-	-	-	-	-	3.4
Total Operating Expenses	90.9	79.6	525.5	538.0	769.4	820.9
Net gain (loss) from asset sales	0.1	0.1	0.1	0.4	(0.1)	0.4
Operating Income	54.4	51.4	235.5	228.3	335.4	319.8
Interest and other income	2.9	3.0	8.3	9.2	11.6	15.4
Income from unconsolidated affiliate	0.9	0.9	2.8	2.8	3.8	3.3
Interest expense	(14.1)	(14.4)	(42.4)	(45.2)	(56.8)	(62.0)
Income From Continuing Operations Before Income Taxes	44.1	40.9	204.2	195.1	294.0	276.5
Income taxes	(16.4)	(14.1)	(75.6)	(70.0)	(110.0)	(98.2)
INCOME FROM CONTINUING OPERATIONS	27.7	26.8	128.6	125.1	184.0	178.3
Discontinued operations, net of income taxes	-	72.0	148.2	119.9	243.7	190.0
Discontinued operations, noncontrolling interest	-	(0.6)	(1.3)	(1.7)	(2.2)	(3.8)
Total Discontinued Operations, Net Of Income Taxes	-	71.4	146.9	118.2	241.5	186.2
NET INCOME ATTRIBUTABLE TO QUESTAR	$27.7	$98.2	$275.5	$243.3	$425.5	$364.5
Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$0.15	$0.16	$0.73	$0.72	$1.04	$1.03
Basic from discontinued operations	-	0.41	0.84	0.68	1.39	1.07
Basic total	$0.15	$0.57	$1.57	$1.40	$2.43	$2.10
Diluted from continuing operations	$0.15	$0.16	$0.72	$0.71	$1.04	$1.01
Diluted from discontinued operations	-	0.40	0.83	0.67	1.36	1.06
Diluted total	$0.15	$0.56	$1.55	$1.38	$2.40	$2.07
Weighted-average common shares outstanding
Used in basic calculation	175.5	174.3	175.2	174.0	174.9	173.8
Used in diluted calculation	178.2	176.3	177.7	176.1	177.3	176.0
Dividends per common share	$0.14	$0.125	$0.40	$0.375	$0.53	$0.50

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept. 30, 2010	Sept. 30, 2009 (recast)	Dec. 31, 2009 (recast)
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 11.5
Federal income taxes receivable	22.7	37.1	3.3
Notes receivable	-	-	39.3
Accounts receivable, net	56.3	67.3	119.5
Unbilled-gas accounts receivable	13.9	19.5	86.9
Gas stored underground	53.9	53.3	42.9
Materials and supplies	18.7	22.7	19.9
Current regulatory assets	84.6	51.7	43.4
Prepaid expenses and other	8.5	10.1	8.6
Deferred income taxes - current	14.3	12.3	14.3
Current assets of discontinued operations	-	565.6	562.4
Total Current Assets	272.9	839.6	952.0
Property, Plant and Equipment	4,531.9	4,261.3	4,338.9
Accumulated depreciation, depletion and amortization	(1,726.0)	(1,603.5)	(1,625.3)
Net property, plant and equipment of discontinued operations	-	4,812.6	5,091.3
Net Property, Plant and Equipment	2,805.9	7,470.4	7,804.9
Investment in unconsolidated affiliate	28.2	28.7	28.1
Noncurrent regulatory assets	22.3	24.3	23.5
Other noncurrent assets	37.8	39.7	34.9
Noncurrent assets of discontinued operations	-	126.0	175.2
TOTAL ASSETS	$3,167.1	$8,528.7	$9,018.6
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 5.4	$ 6.3	$ -
Short-term debt	395.0	38.5	169.0
Notes payable	-	70.7	52.9
Accounts payable and accrued expenses	187.0	185.7	232.2
Current regulatory liabilities	6.0	37.1	30.7
Current portion of long-term debt	182.0	42.0	-
Current liabilities of discontinued operations	-	494.3	584.2
Total Current Liabilities	775.4	874.6	1,069.0
Long-term debt, less current portion	649.1	831.2	831.2
Deferred income taxes	418.9	338.8	377.7
Asset retirement obligations	59.4	63.9	65.0
Defined benefit pension plan and other postretirement benefits	201.4	253.2	206.9
Other long-term liabilities	88.5	91.2	87.5
Noncurrent liabilities of discontinued operations	-	2,679.0	2,824.2
EQUITY
Common stock	482.2	443.3	454.8
Retained earnings	617.1	2,950.3	3,077.7
Accumulated other comprehensive loss	(124.9)	(51.9)	(30.3)
TOTAL COMMON SHAREHOLDERS' EQUITY	974.4	3,341.7	3,502.2
Noncontrolling interest of discontinued operations	-	55.1	54.9
Total Equity	974.4	3,396.8	3,557.1
TOTAL LIABILITIES AND EQUITY	$3,167.1	$8,528.7	$9,018.6

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 Months Ended Sept. 30,
	2010	2009 (recast)
	(in millions)
OPERATING ACTIVITIES
Net income	$276.8	$245.0
Discontinued operations, net of income taxes	(148.2)	(119.9)
Adjustments to reconcile net income to net cash provided by operating activities by continuing operations
Depreciation, depletion and amortization	120.5	113.7
Deferred income taxes	46.1	63.5
Share-based compensation	13.3	7.1
Net (gain) from asset sales	(0.1)	(0.4)
(Income) from unconsolidated affiliate	(2.8)	(2.8)
Distributions from unconsolidated affiliate	2.7	1.7
Changes in operating assets and liabilities	(24.7)	34.0
Net Cash Provided By Operations By Continuing Operations	283.6	341.9
--
INVESTING ACTIVITIES
Property, plant and equipment	(210.2)	(216.6)
Equity investment in QEP Resources, Inc.	(250.0)	-
Cash used in disposition of assets	(1.4)	(1.2)
Proceeds from disposition of assets and other	0.6	2.0
Change in notes receivable	39.3	89.4
Distribution from QEP Resources, Inc.	15.7	-
Net Cash Used In Investing Activities By Continuing Operations	(406.0)	(126.4)
--
FINANCING ACTIVITIES
Common stock issued	12.1	11.3
Common stock repurchased	(9.2)	(6.1)
Long-term debt issued, net of issuance costs	(3.0)	50.8
Long-term note payable	-	(50.0)
Change in short-term debt	226.0	(192.6)
Change in notes payable	(52.9)	30.0
Checks outstanding in excess of cash balances	5.4	6.3
Dividends paid	(70.1)	(65.3)
Tax benefits from share-based compensation	2.6	1.3
Net Cash Provided By (Used in) Financing Activities From Continuing Operations	110.9	(214.3)
Cash Provided By (Used In) Continuing Operations	(11.5)	1.2
Cash provided by operations of discontinued operations	483.9	855.6
Cash used in investing activities of discontinued operations	(598.6)	(766.5)
Cash provided by (used in) financing activities of discontinued operations	95.4	(114.2)
Effect of change in cash and cash equivalents of discontinued operations	19.3	25.1
Change in cash and cash equivalents	(11.5)	1.2
Beginning cash and cash equivalents	11.5	(1.2)
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
REVENUES
From unaffiliated customers (recast)	$49.3	$43.4	$145.2	$128.4	$190.0	$171.2
From affiliated companies (recast)	18.2	17.5	55.5	53.6	74.1	71.2
Total Revenues	67.5	60.9	200.7	182.0	264.1	242.4
--
OPERATING EXPENSES
Operating and maintenance	11.2	10.1	29.3	27.8	41.6	37.5
General and administrative	9.9	9.3	30.9	26.6	40.4	36.3
Depreciation and amortization	11.8	10.9	35.4	32.6	47.1	43.4
Impairment	-	-	-	-	-	3.4
Other taxes	2.2	2.2	7.0	6.6	9.0	8.1
Cost of goods sold (excluding operating expenses shown separately)	0.6	0.3	1.6	1.4	1.8	1.7
Total Operating Expenses	35.7	32.8	104.2	95.0	139.9	130.4
Net gain from asset sales	0.1	0.1	0.2	0.4	0.3	0.6
Operating Income	31.9	28.2	96.7	87.4	124.5	112.6
Interest and other income	-	0.5	0.3	1.1	1.7	5.1
Income from unconsolidated affiliate	0.9	0.9	2.8	2.8	3.8	3.3
Interest expense	(7.1)	(7.4)	(21.8)	(22.2)	(29.1)	(29.9)
Income Before Income Taxes	25.7	22.2	78.0	69.1	100.9	91.1
Income taxes	(9.4)	(8.1)	(28.6)	(25.3)	(37.1)	(33.3)
NET INCOME	$16.3	$14.1	$ 49.4	$43.8	$ 63.8	$57.8

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	Sept. 30, 2010	Sept. 30, 2009	Dec. 31, 2009
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 0.3	$ 3.8
Notes receivable from Questar	66.5	103.0	42.7
Accounts receivable, net (recast)	19.6	14.5	19.3
Accounts receivable from affiliates (recast)	15.0	15.7	15.7
Gas stored underground	1.4	-	0.4
Materials and supplies	5.9	6.3	5.6
Prepaid expenses and other	3.8	3.0	4.2
Deferred income taxes – current	0.7	0.6	0.7
Total Current Assets	112.9	143.4	92.4
Property, Plant and Equipment	1,658.1	1,566.1	1,589.8
Accumulated depreciation and amortization	(536.5)	(501.1)	(502.5)
Net Property, Plant and Equipment	1,121.6	1,065.0	1,087.3
Investment in unconsolidated affiliate	28.2	28.7	28.1
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	10.8	16.9	11.8
TOTAL ASSETS	$1,277.7	$1,258.2	$1,223.8
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks in excess of cash balances	$ 0.1	$ -	$ -
Notes payable to Questar	-	0.2	0.2
Accounts payable and accrued expenses (recast)	51.8	36.7	35.1
Accounts payable to affiliates (recast)	5.9	4.1	2.7
Current portion of long-term debt	180.0	42.0	-
Total Current Liabilities	237.8	83.0	38.0
Long-term debt, less current portion	281.1	461.2	461.2
Deferred income taxes	166.9	153.9	162.4
Other long-term liabilities	15.7	20.4	15.1
--
COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	344.2	342.4	342.7
Retained earnings	225.4	190.7	197.8
Total Common Shareholder’s Equity	576.2	539.7	547.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,277.7	$1,258.2	$1,223.8

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$49.4	$43.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.4	34.6
Deferred income taxes	4.5	17.9
Share-based compensation	0.9	0.8
Net (gain) from asset sales	(0.2)	(0.4)
(Income) from unconsolidated affiliate	(2.8)	(2.8)
Distributions from unconsolidated affiliate	2.7	1.7
Changes in operating assets and liabilities	18.8	6.5
Net Cash Provided By Operating Activities	110.7	102.1
--
INVESTING ACTIVITIES
Property, plant and equipment	(68.7)	(72.9)
Cash used in asset dispositions	(0.3)	(0.1)
Proceeds from asset dispositions and other	0.2	1.7
Affiliated-company property, plant and equipment transfer	-	(0.1)
Net Cash Used In Investing Activities	(68.8)	(71.4)
--
FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	-	50.8
Change in notes receivable from Questar	(23.8)	(62.4)
Change in notes payable to Questar	(0.2)	-
Checks outstanding in excess of cash balances	0.1	-
Dividends paid	(21.8)	(20.6)
Net Cash Used In Financing Activities	(45.7)	(32.2)
Change in cash and cash equivalents	(3.8)	(1.5)
Beginning cash and cash equivalents	3.8	1.8
Ending cash and cash equivalents	$ -	$0.3

See notes accompanying the condensed consolidated financial statements

Questar 2010 Form 10-Q

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
REVENUES
From unaffiliated customers	$89.8	$82.3	$599.1	$626.5	$891.5	$955.8
From affiliated company	0.2	0.1	0.6	0.6	1.0	0.6
Total Revenues	90.0	82.4	599.7	627.1	892.5	956.4
--
OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	52.6	48.6	386.1	431.3	581.4	674.8
Operating and maintenance	20.9	17.1	84.4	70.1	120.7	95.6
General and administrative	12.5	10.6	35.3	31.4	46.8	40.7
Depreciation and amortization	10.8	11.0	33.1	32.7	44.2	43.3
Other taxes	3.5	3.5	11.4	11.2	13.5	12.2
Total Operating Expenses	100.3	90.8	550.3	576.7	806.6	866.6
Operating Income (Loss)	(10.3)	(8.4)	49.4	50.4	85.9	89.8
Interest and other income	1.7	2.1	4.9	6.0	6.5	6.6
Interest expense	(6.2)	(6.8)	(19.5)	(21.7)	(26.3)	(28.9)
Income (Loss) Before Income Taxes	(14.8)	(13.1)	34.8	34.7	66.1	67.5
Income taxes	5.7	5.0	(13.0)	(13.0)	(24.4)	(25.4)
NET INCOME (LOSS)	($ 9.1)	($8.1)	$ 21.8	$21.7	$ 41.7	$42.1

See notes accompanying the condensed financial statements

Questar 2010 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
	Sept.30, 2010	Sept.30, 2009	Dec. 31, 2009
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 7.2
Federal income taxes recoverable	14.4	8.3	-
Accounts receivable, net	25.2	24.4	77.2
Unbilled gas accounts receivable	13.8	19.3	86.6
Accounts receivable from affiliates	3.3	3.4	3.1
Gas stored underground	52.5	53.3	42.5
Materials and supplies	8.2	14.2	12.1
Current regulatory assets	83.5	51.7	43.3
Prepaid expenses and other	3.6	2.9	3.4
Deferred income taxes – current	3.6	2.7	3.6
Total Current Assets	208.1	180.2	279.0
Property, Plant and Equipment	1,786.3	1,690.7	1,721.9
Accumulated depreciation and amortization	(713.3)	(683.3)	(690.4)
Net Property, Plant and Equipment	1,073.0	1,007.4	1,031.5
Noncurrent regulatory assets	15.1	16.3	16.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	6.8	7.7	7.0
TOTAL ASSETS	$1,308.6	$1,217.2	$1,339.1
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$ 2.2	$ 3.1	$ -
Notes payable to Questar	97.0	33.4	87.0
Accounts payable and accrued expenses	71.0	65.4	130.7
Accounts payable to affiliates	54.6	43.4	47.2
Customer advances	25.9	37.3	30.3
Current regulatory liabilities	2.0	37.1	27.2
Current portion of long-term debt	2.0	-	-
Total Current Liabilities	254.7	219.7	322.4
Long-term debt	368.0	370.0	370.0
Deferred income taxes	227.9	182.3	189.0
Other long-term liabilities	57.3	59.1	58.7
--
COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	150.4	148.7	148.9
Retained earnings	227.3	214.4	227.1
Total Common Shareholder’s Equity	400.7	386.1	399.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,308.6	$1,217.2	$1,339.1

See notes accompanying the condensed financial statements

Questar 2010 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	9 Months Ended Sept. 30,
	2010	2009
	(in millions)
OPERATING ACTIVITIES
Net income	$21.8	$21.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.3	35.7
Deferred income taxes	38.9	28.3
Share-based compensation	1.1	0.8
Changes in operating assets and liabilities	(15.3)	39.7
Net Cash Provided By Operating Activities	82.8	126.2
--
INVESTING ACTIVITIES
Property, plant and equipment	(79.9)	(53.8)
Cash used in asset dispositions	(1.1)	(1.1)
Proceeds from asset dispositions	0.4	0.2
Affiliated-company property, plant and equipment transfers	-	0.1
Net Cash Used In Investing Activities	(80.6)	(54.6)
--
FINANCING ACTIVITIES
Change in notes payable to Questar	10.0	(54.9)
Checks outstanding in excess of cash balances	2.2	3.1
Dividends paid	(21.6)	(21.0)
Net Cash Used In Financing Activities	(9.4)	(72.8)
Change in cash and cash equivalents	(7.2)	(1.2)
Beginning cash and cash equivalents	7.2	1.2
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the condensed financial statements

Questar 2010 Form 10-Q

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas holding company with three subsidiaries and complementary lines of business:

- Wexpro Company (Wexpro) develops and produces natural gas on behalf of Questar Gas Company;

- Questar Pipeline Company (Questar Pipeline) operates interstate natural gas pipelines and storage facilities in the western

     U. S.; and,

- Questar Gas Company (Questar Gas) provides retail natural gas distribution in Utah, Wyoming and Idaho.

Questar and its subsidiaries are headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

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

The condensed consolidated financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for audited annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as recast in Item 9.01 exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and 12 months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. White River Hub, LLC is a limited liability corporation and FERC-regulated transporter of natural gas. Questar Pipeline owns 50% of White River Hub, LLC and is the operator. Generally, the investment in White River Hub, LLC on the Company’s consolidated balance sheets equals the Company’s proportionate share of equity reported by White River Hub, LLC. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

Effective May 18, 2010, Questar Market Resources, Inc., a wholly-owned subsidiary of Questar, merged with and into its newly-formed, wholly-owned subsidiary, QEP Resources, Inc. (QEP), a Delaware corporation in order to reincorporate in the State of Delaware (Reincorporation Merger).

On June 30, 2010 (Distribution Date), Questar distributed all of the shares of QEP common stock held by Questar to Questar shareholders as a tax-free, pro rata dividend (the Spinoff). This noncash dividend totaled $2,929.7 million. Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held at the close of business on the record date, including fractional shares. In connection therewith and prior to the Spinoff, QEP distributed Wexpro, a wholly-owned subsidiary of QEP, by means of a dividend to Questar. In addition, Questar made a capital contribution of $250.0 million to QEP prior to the Spinoff.

The first-half 2010 and all 2009 financial information in this Quarterly Report on Form 10-Q has been recast so that the basis of presentation is consistent with that of the third quarter 2010 financial information. This recast reflects the financial condition and results of operations of QEP as discontinued operations for all periods presented. For a summary of discontinued operations see

Note 3.

Questar 2010 Form 10-Q

Note 3 – Discontinued Operations

QEP operations are reflected as discontinued operations in this Quarterly Report on Form 10-Q and are summarized below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
	(in millions, except per share amounts)
Revenues	$ -	$487.9	$1,109.8	$1,412.7	$1,669.6	$1,928.6
Separation costs	-	-	14.0	-	14.0	-
Operating income	-	147.4	270.5	421.1	434.9	601.4
--
Discontinued operations, net of income taxes	$ -	$ 72.0	$ 148.2	$ 119.9	$ 243.7	$ 190.0
Discontinued operations, noncontrolling interest	-	(0.6)	(1.3)	(1.7)	(2.2)	(3.8)
Total discontinued operations, net of income taxes	$ -	$ 71.4	$ 146.9	$ 118.2	$ 241.5	$ 186.2
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$ -	$0.41	$0.84	$0.68	$1.39	$1.07
Diluted from discontinued operations	-	0.40	0.83	0.67	1.36	1.06

Note 4 – Comprehensive Income

Comprehensive income is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the market value of commodity-based derivative instruments and recognition of the under-funded position of the defined benefit pension plan and other postretirement benefits (employee benefits). These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued. Comprehensive income (loss) attributable to Questar is shown below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
		(recast)	(recast)	(recast)	(recast)	(recast)
	(in millions)
Net income	$ 27.7	$ 98.8	$276.8	$245.0	$427.7	$368.3
Other comprehensive income (loss)
Employee benefits
Transferred to QEP	-	-	38.7	-	38.7	-
Re-measured pension and other obligations	(38.0)	-	(51.2)	-	(3.4)	(146.7)
Long-term investment	-	-	0.1	-	0.1	-
Discontinued operations
Unrealized fair value of derivatives transferred to QEP	-	-	(372.9)	-	(372.9)	-
Change in unrealized fair value of derivatives held by QEP	-	(252.5)	234.2	(392.5)	221.6	(110.4)
Income taxes	14.5	93.9	56.5	145.9	42.9	98.8
Net other comprehensive (loss)	(23.5)	(158.6)	(94.6)	(246.6)	(73.0)	(158.3)
Comprehensive income (loss)	4.2	(59.8)	182.2	(1.6)	354.7	210.0
Discontinued operations, noncontrolling interest	-	(0.6)	(1.3)	(1.7)	(2.2)	(3.8)
Comprehensive income (loss) attributable to Questar	$ 4.2	($ 60.4)	$180.9	($ 3.3)	$352.5	$206.2

The components of Accumulated Other Comprehensive Income (Loss) (AOCI), net of income taxes, shown on the Condensed Consolidated Balance Sheets are as follows:

Questar 2010 Form 10-Q

	Sept. 30, 2010	Sept. 30, 2009	Dec. 31, 2009
	(in millions)
Employee benefits	($125.0)	($146.9)	($117.4)
Long-term investment	0.1	-	-
Discontinued operations, unrealized fair value of derivatives	-	95.0	87.1
Accumulated Other Comprehensive (Loss)	($124.9)	($ 51.9)	($ 30.3)

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

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Weighted-average basic common shares outstanding	175.5	174.3	175.2	174.0	174.9	173.8
Potential number of shares issuable under the Long- Term Stock Incentive Plan	2.7	2.0	2.5	2.1	2.4	2.2
Average diluted common shares outstanding	178.2	176.3	177.7	176.1	177.3	176.0

Note 6 - Asset Retirement Obligations

Questar records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. The fair values of retirement costs are estimated based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Income or expense resulting from the settlement of ARO liabilities is included in net gain or (loss) from asset sales on the Consolidated Statements of Income. Changes in ARO were as follows:

	2010	2009
	(recast)	(recast)
	(in millions)
ARO liability at December 31	$65.0	$58.9
Accretion	2.1	2.5
Liabilities incurred	0.7	0.4
Revisions	(8.2)	2.4
Liabilities settled	(0.2)	(0.3)
ARO liability at September 30	$59.4	$63.9

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with ARO for properties administered under the longstanding Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming (PSCW).

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

Questar 2010 Form 10-Q

that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q:

Questar

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2010		Sept. 30, 2009		Dec. 31, 2009
			(recast)		(recast)
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 11.5	$ 11.5
Notes receivable	-	-	-	-	39.3	39.3
Long-term investment	12.9	12.9	11.2	11.2	11.7	11.7
Financial liabilities
Checks outstanding in excess of cash balances	5.4	5.4	6.3	6.3	-	-
Short-term debt	395.0	395.0	38.5	38.5	169.0	169.0
Notes payable	-	-	70.7	70.7	52.9	52.9
Long-term debt, including current portion	$831.1	$956.7	$873.2	$953.9	$831.2	$895.0

The carrying amounts of cash and cash equivalents, notes receivable, checks outstanding in excess of cash balances, short-term debt and notes payable approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates. Notes receivable and notes payable represent borrowing transactions between Questar and pre-Spinoff affiliated companies. The long-term investment consists of money market and short-term bond index mutual funds, and represents funds held in Wexpro's trust (see Note 6). The fair value of the long-term investment is based on quoted prices for the underlying mutual funds, and is considered a Level 1 fair value.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to Questar Pipeline's condensed consolidated financial statements in this Quarterly Report on Form 10-Q:

Questar Pipeline

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2010		Sept. 30, 2009		Dec. 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ 0.3	$ 0.3	$ 3.8	$ 3.8
Notes receivable from Questar	66.5	66.5	103.0	103.0	42.7	42.7
Financial liabilities
Checks outstanding in excess of cash balances	0.1	0.1	-	-	-	-
Notes payable to Questar	-	-	0.2	0.2	0.2	0.2
Long-term debt, including current portion	$461.1	$516.4	$503.2	$544.0	$461.2	$490.9

The carrying amounts of cash and cash equivalents, notes receivable from Questar, checks outstanding in excess of cash balances and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit-risk adjusted borrowing rates.

The following table discloses the fair value and related carrying amount of certain financial instruments not disclosed in other notes to Questar Gas's condensed financial statements in this Quarterly Report on Form 10-Q:

Questar 2010 Form 10-Q

Questar Gas

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	Sept. 30, 2010		Sept. 30, 2009		Dec. 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 7.2	$ 7.2
Financial liabilities
Checks outstanding in excess of cash balances	2.2	2.2	3.1	3.1	-	-
Notes payable to Questar	97.0	97.0	33.4	33.4	87.0	87.0
Long-term debt, including current portion	$370.0	$440.3	$370.0	$409.9	$370.0	$404.1

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit-risk adjusted borrowing rates.

Note 8 - Share-Based Compensation

Questar issues stock options, restricted shares and restricted stock units to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP). To generally preserve the potential benefits under the LTSIP prior to the Spinoff, stock options and restricted share awards outstanding as of the Distribution Date were adjusted and bifurcated into stock options and restricted share awards for both Questar and QEP, respectively. The exercise price of options and the grant-day prices of restricted shares were modified using the ratio of the June 30, 2010, closing prices of Questar, $14.66 or 32.23%, and QEP, $30.83 or 67.77%.

Questar recognizes expense over time as the stock options or restricted shares vest. For the first nine months share-based compensation expense amounted to $13.3 million in 2010 compared to $7.1 million in 2009. Deferred share-based compensation, representing the unvested value of restricted share awards, amounted to $8.8 million at September 30, 2010. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. For the first nine months cash flow from income tax benefits in excess of recognized compensation expense amounted to $2.6 million in 2010 compared to $1.3 million in 2009. There were 8,347,021 shares available for future grants at September 30, 2010.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. The calculated fair value of options granted and major assumptions used in the model at February 9, 2010, the date of grant, are listed below:

Stock Option Variables 9 Months Ended Sept. 30, 2010
Fair value of options at grant date (recast)	$13.10
Risk-free interest rate	2.30%
Expected price volatility	30.3%
Expected dividend yield	1.18%
Expected life in years	5.2

Unvested stock options decreased by 520,137 to 274,195 in the first nine months of 2010. Stock options of certain employees were immediately vested as a result of the Spinoff. Stock-option transactions under the terms of the LTSIP recast for the effect of the Spinoff are summarized below:

Questar 2010 Form 10-Q

	Options Outstanding	Price Range	Weighted- average Price
Balance at Dec. 31, 2009 (recast)	3,001,999	$2.42 - $17.35	$ 6.42
Granted	266,000	13.10	13.10
Questar employees transferred to QEP	(143,800)	10.91 - 13.10	11.47
Exercised	(194,330)	2.42 - 11.40	4.00
Balance at Sept. 30, 2010	2,929,869	$3.70 - $17.35	$6.94

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Sept. 30, 2010	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2010	Weighted-average exercise price	Number unvested at Sept. 30, 2010	Weighted- average exercise price
$ 3.70	508,932	1.3	$ 3.70	508,932	$ 3.70	-	$ -
4.37 - 4.79	1,380,563	1.6	4.42	1,380,563	4.42	-	-
7.84 - 12.43	699,174	4.3	11.09	531,179	11.07	167,995	11.12
13.10 - 17.35	341,200	5.8	13.51	235,000	13.69	106,200	13.10
	2,929,869	2.7	$ 6.94	2,655,674	$ 6.43	274,195	$11.89

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at September 30, 2010, was 25 months. Restricted share transactions under the terms of the LTSIP recast for the effect of the Spinoff are summarized below:

	Unvested Restricted Shares	Price Range	Weighted-average Price
Balance at Dec. 31, 2009 (recast)	331,475	$10.01 - $17.57	$13.43
Granted	540,277	13.10 - 15.98	14.57
Questar employees transferred to QEP	(26,252)	10.91 - 20.31	7.44
Distributed	(262,229)	10.01 - 17.57	13.73
Balance at September 30, 2010	583,271	$11.40 - $20.31	$14.62

In the third quarter of 2010, Questar issued 66,235 restricted stock units with a weighted-average price of $15.24 per share and a weighted-average vesting period of 21 months.

As result of the Spinoff and bifurcation of share-based awards, restricted QEP shares and QEP stock options were granted to certain officers, employees and non-employee directors of Questar. The awards include 256,591 unvested restricted shares with a weighted-average price of $29.20 per QEP share and 274,195 unvested stock options with a weighted-average price of $25.01 per QEP share. Questar will recognize expense in future periods for these unvested share-based awards. In addition, certain QEP officers, employees and non-employee directors hold 1,725,913 Questar stock options with a weighted-average exercise price of $9.55 and a weighted-average remaining life of 4.1 years and 613,657 Questar unvested restricted shares with a weighted-average price of $13.73.

Note 9 - Employee Benefits

Questar has defined-benefit pension and life insurance plans covering a majority of its employees. On July 1, 2010, Questar closed its defined-benefit pension plan to new hires or rehires. The Company previously closed its postretirement medical coverage and life insurance plan to employees hired or rehired after January 1, 1997, and established maximum amounts paid by the Company.

As a part of the Spinoff, Questar transferred benefit obligations to QEP for active QEP employees eligible for defined-benefit pension, postretirement medical and life insurance plans while Questar retained obligations for retired employees. The transfer of a portion of the benefit obligations to QEP triggered re-measurements resulting in increased expenses year-over-year. Expenses increased because the liability discount rate decreased from 6.5% to 5.75% and returns on plan assets were lower than expected.

Questar 2010 Form 10-Q

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. Subject to these limitations, Questar generally plans to fund the qualified pension plan in amounts approximately equal to the yearly expense. However, Questar contributed $30.0 million to its qualified pension plan through September 30, 2010. The 2010 estimated qualified pension expense is $20.8 million.

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

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost	$ 2.3	$ 2.5	$ 7.2	$ 7.5	$ 9.6	$ 9.8
Interest cost	6.5	7.7	22.3	22.0	29.9	29.9
Expected return on plan assets	(5.6)	(6.3)	(18.4)	(19.0)	(24.7)	(25.5)
Prior service and other costs	0.3	0.3	0.9	0.9	1.2	1.2
Recognized net-actuarial loss	2.8	2.1	6.3	5.0	7.9	6.9
Settlement costs	1.1	0.7	1.4	1.3	2.1	1.6
Pension expense	$ 7.4	$ 7.0	$19.7	$17.7	$26.0	$23.9

The Company currently estimates a $5.0 million expense for postretirement benefits other than pensions in 2010 before $0.8 million for accretion of a regulatory liability. Postretirement benefits include an estimate of the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Questar's prescription drug benefit is actuarially equivalent to Part D of Medicare and therefore qualifies for a federal subsidy available on benefits provided to plan participants. In 2004, the Medicare Part D benefit reduced the accumulated postretirement benefit obligation by $2.0 million. By year-end 2009, the Medicare Part D subsidy grew to $4.0 million. Yearly amortization of this benefit amounting to $0.3 million reduces expense through a decrease in the amortization of the unrecognized net loss. The Medicare Part D subsidy is no longer tax exempt as a result of the Health Care and Education Reconciliation Act of 2010. Receipts of Medicare Part D subsidies reduce Company contributions to the employee plan. Expense components are listed below:

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Service cost	$ 0.2	$ 0.2	$ 0.5	$ 0.6	$ 0.6	$ 0.7
Interest cost	1.0	1.1	3.4	3.5	4.5	4.6
Expected return on plan assets	(0.7)	(0.6)	(1.8)	(1.7)	(2.3)	(2.6)
Amortization of transition obligation	0.5	0.5	1.4	1.4	1.9	1.9
Amortization of losses	0.1	0.2	0.5	0.7	0.7	0.7
Accretion of regulatory liability	0.2	0.2	0.6	0.6	0.8	0.8
Postretirement benefits expense	$ 1.3	$ 1.6	$ 4.6	$ 5.1	$ 6.2	$ 6.1

Note 10 - Operations by Line of Business

Questar's three complementary lines of business include Wexpro, which develops and produces natural gas on behalf of Questar Gas; Questar Pipeline, which operates interstate natural gas pipelines and storage facilities; and Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation among other factors. Separation costs, comprised primarily of advisory fees, legal fees and employee severance expenses, were reported at the corporate level. Following is a summary of operations by line of business:

Questar 2010 Form 10-Q

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		12 Months Ended Sept. 30,
	2010	2009	2010	2009	2010	2009
		(recast)	(recast)	(recast)	(recast)	(recast)
	(in millions)
Revenues from Unaffiliated Customers
Wexpro	$ 6.1	$ 5.2	$ 16.6	$ 11.0	$ 23.4	$ 13.3
Questar Pipeline	49.3	43.4	145.2	128.4	190.0	171.2
Questar Gas	89.8	82.3	599.1	626.5	891.5	955.8
Total	$145.2	$130.9	$760.9	$765.9	$1,104.9	$1,140.3
--
Revenues from Affiliated Companies
Wexpro	$ 58.4	$ 53.8	$179.1	$166.6	$ 237.6	$ 223.1
Questar Pipeline	18.2	17.5	55.5	53.6	74.1	71.2
Questar Gas	0.2	0.1	0.6	0.6	1.0	0.6
Total	$ 76.8	$ 71.4	$235.2	$220.8	$ 312.7	$ 294.9
--
Operating Income (Loss)
Wexpro	$ 32.8	$ 31.6	$ 98.9	$ 90.4	$ 133.1	$ 118.4
Questar Pipeline	31.9	28.2	96.7	87.4	124.5	112.6
Questar Gas	(10.3)	(8.4)	49.4	50.4	85.9	89.8
Corporate	-	-	(9.5)	0.1	(8.1)	(1.0)
Total	$ 54.4	$ 51.4	$235.5	$228.3	$ 335.4	$ 319.8
--
Income (Loss) From Continuing Operations
Wexpro	$ 22.2	$ 20.6	$ 65.4	$ 59.2	$ 86.9	$ 77.7
Questar Pipeline	16.3	14.1	49.4	43.8	63.8	57.8
Questar Gas	(9.1)	(8.1)	21.8	21.7	41.7	42.1
Corporate	(1.7)	0.2	(8.0)	0.4	(8.4)	0.7
Total	$ 27.7	$ 26.8	$128.6	$125.1	$ 184.0	$ 178.3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2009 Form 10-K filing as recast in Item 9.01 exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010, and analyzes the changes in the results of operations between the three, nine and 12 months ended September 30, 2010, and September 30, 2009. Financial information was recast to show the effect of the Spinoff of QEP as discontinued operations. The first half 2010 and all 2009 financial information in this Quarterly Report on Form 10-Q has been recast so that the basis of presentation is consistent with that of the third quarter of 2010. For definitions of commonly used gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2009 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of income (loss) from continuing operations by line of business:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2010	2009 (recast)	Change	2010 (recast)	2009 (recast)	Change	2010 (recast)	2009 (recast)	Change
	(in millions, except per share amounts)
Wexpro	$22.2	$20.6	$1.6	$65.4	$59.2	$6.2	$86.9	$77.7	$9.2
Questar Pipeline	16.3	14.1	2.2	49.4	43.8	5.6	63.8	57.8	6.0
Questar Gas	(9.1)	(8.1)	(1.0)	21.8	21.7	0.1	41.7	42.1	(0.4)
Corporate	(1.7)	0.2	(1.9)	(8.0)	0.4	(8.4)	(8.4)	0.7	(9.1)

Questar 2010 Form 10-Q

Income from continuing operations	$27.7	$26.8	$0.9	$128.6	$125.1	$3.5	$184.0	$178.3	$5.7
Earnings per diluted share	$0.15	$0.16	($0.01)	$0.72	$0.71	$0.01	$1.04	$1.01	$0.03
Average diluted shares	178.2	176.3	1.9	177.7	176.1	1.6	177.3	176.0	1.3

WEXPRO

Wexpro reported income of $22.2 million in the third quarter of 2010 compared to $20.6 million in the third quarter of 2009, an 8% increase. Wexpro earnings for the nine months of 2010 were $65.4 million compared to $59.2 million in the nine months of 2009. For the 12 months ended September 30, 2010, Wexpro earned $86.9 million compared to $77.7 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Operator service fee	$58.6	$53.6	$5.0	$177.6	$165.8	$11.8	$236.7	$221.4	$15.3
Oil and NGL sales	5.8	5.2	0.6	18.0	11.5	6.5	23.9	15.5	8.4
Other	0.1	0.2	(0.1)	0.1	0.3	(0.2)	0.4	(0.5)	0.9
Total Revenues	64.5	59.0	5.5	195.7	177.6	18.1	261.0	236.4	24.6
Operating expenses
Operating and maintenance	4.8	4.5	0.3	14.3	16.3	(2.0)	19.2	23.5	(4.3)
General and administrative	5.2	4.3	0.9	15.2	12.8	2.4	19.4	16.4	3.0
Depreciation, depletion and amortization	15.5	14.3	1.2	45.8	42.9	2.9	61.7	56.3	5.4
Production and other taxes	6.0	4.2	1.8	20.8	14.6	6.2	26.2	21.0	5.2
Oil income sharing	0.2	0.1	0.1	0.6	0.6	-	1.0	0.6	0.4
Total Operating Expenses	31.7	27.4	4.3	96.7	87.2	9.5	127.5	117.8	9.7
Net (loss) from asset sales	-	-	-	(0.1)	-	(0.1)	(0.4)	(0.2)	(0.2)
Operating Income	$32.8	$31.6	$1.2	$98.9	$90.4	$8.5	$133.1	$118.4	$14.7
Operating Statistics
Production volumes
Natural gas (Bcf)	12.4	11.4	1.0	37.5	36.2	1.3	49.5	48.2	1.3
Oil and NGL (MMbbl)	0.1	0.1	-	0.3	0.3	-	0.4	0.4	-
Oil and NGL average sales price (per bbl)	$62.01	$53.90	$8.11	$63.53	$41.88	$21.65	$62.70	$41.44	$21.26
Investment base at Sept. 30 (in millions)	$445.6	$419.5	$26.1

Revenues

Wexpro earned a 20.1% after-tax return on its average investment base for the 12 months ended September 30, 2010. Wexpro 2010 operating results benefited from a higher average investment base compared to the prior-year period. Pursuant to the terms of a longstanding agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro’s investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and depreciation. The investment base grew in 2010, but at a lower rate compared with 2009, reflecting reduced capital expenditures. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended Sept. 30,
	2010	2009
	(in millions)
Beginning investment base	$419.5	$374.9
Successful development wells	105.5	124.9
Depreciation, depletion and amortization	(61.1)	(56.6)
Deferred income taxes	(18.3)	(23.7)
Ending investment base	$445.6	$419.5

Questar 2010 Form 10-Q

Wexpro produced 37.5 bcf of cost-of-service natural gas for Questar Gas during the first nine months of 2010, up 4% from the first nine months of 2009. On an annual basis, Wexpro natural gas production provides about half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 57% in the first nine months of 2010 over the first nine months of 2009 due to a 52% increase in the average sales price. The increase in revenues was largely offset by higher oil-related expenses and production taxes.

Expenses

Operating and maintenance expenses were up slightly in the third quarter of 2010 but lower in the nine- and 12-month periods ended September 30, 2010. Wexpro reduced spending on repairs and well workovers in the first nine months and trailing 12 months of 2010. General and administrative expenses were higher in the three-, nine- and 12-month periods ended September 30, 2010, due to higher employee and share-based compensation expenses. Production and other taxes were higher in the 2010 periods due to increased production and higher value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 7% in the first nine months of 2010 over the first nine months of 2009 due to increased investment in natural gas wells and facilities and higher production volumes.

QUESTAR PIPELINE

Questar Pipeline reported third quarter 2010 income of $16.3 million compared with $14.1 million in 2009, a 16% increase. Income for the first nine months of 2010 was $49.4 million compared with $43.8 million for the first nine months of 2009. Questar Pipeline earned $63.8 million in the 12 months ended September 30, 2010, compared to $57.8 million in the 12 months ended September 30, 2009. Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues
Transportation	$47.1	$43.4	$3.7	$141.5	$129.4	$12.1	$185.3	$172.4	$12.9
Storage	9.3	9.6	(0.3)	28.2	29.5	(1.3)	38.1	39.9	(1.8)
NGL sales - transportation	4.4	2.2	2.2	8.8	6.0	2.8	9.8	7.7	2.1
NGL sales - field services	2.2	1.2	1.0	8.4	1.4	7.0	11.2	1.4	9.8
Energy services	3.4	3.1	0.3	10.5	10.3	0.2	13.9	13.9	-
Other	1.1	1.4	(0.3)	3.3	5.4	(2.1)	5.8	7.1	(1.3)
Total Revenues	67.5	60.9	6.6	200.7	182.0	18.7	264.1	242.4	21.7
Operating expenses
Operating and maintenance	11.2	10.1	1.1	29.3	27.8	1.5	41.6	37.5	4.1
General and administrative	9.9	9.3	0.6	30.9	26.6	4.3	40.4	36.3	4.1
Depreciation and amortization	11.8	10.9	0.9	35.4	32.6	2.8	47.1	43.4	3.7
Impairment	-	-	-	-	-	-	-	3.4	(3.4)
Other taxes	2.2	2.2	-	7.0	6.6	0.4	9.0	8.1	0.9
Cost of sales	0.6	0.3	0.3	1.6	1.4	0.2	1.8	1.7	0.1
Total Operating Expenses	35.7	32.8	2.9	104.2	95.0	9.2	139.9	130.4	9.5
Net gain from asset sales	0.1	0.1	-	0.2	0.4	(0.2)	0.3	0.6	(0.3)
Operating Income	$31.9	$28.2	$3.7	$ 96.7	$87.4	$9.3	$124.5	$112.6	$11.9
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers (recast)	172.1	163.1	9.0	490.5	481.4	9.1	633.2	638.6	($5.4)
For Questar Gas	15.8	14.0	1.8	89.4	85.1	4.3	117.2	117.6	(0.4)
Total Transportation	187.9	177.1	10.8	579.9	566.5	13.4	750.4	756.2	(5.8)

Questar 2010 Form 10-Q

Transportation revenue (per dth)	$0.25	$0.24	$0.01	$0.24	$0.23	$0.01	$0.25	$0.23	$0.02
Net firm-daily transportation demand at Sept. 30 (in Mdth)	4,666	4,208	458
Natural gas processing
NGL sales (MMgal)	5.8	3.2	2.6	13.5	8.9	4.6	16.7	11.0	5.7
NGL sales price (per gal)	$1.17	$1.05	$0.12	$1.28	$0.83	$0.45	$1.27	$0.83	$0.44

Revenues

As of September 30, 2010, Questar Pipeline had net firm-transportation contracts of 4,666 Mdth per day, including 1,020 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 4,208 Mdth per day as of September 30, 2009. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues in the 2010 periods compared to the 2009 periods was due primarily to a compression expansion of the Overthrust Pipeline system that was completed in the fourth quarter of 2009. The company has long-term firm-transportation contracts of 460 Mdth per day associated with this expansion.

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

NGL revenues grew in the three, nine and 12 months of 2010 compared to the same periods of 2009 due to increased volumes and higher prices. NGL sales more than doubled in the first nine months of 2010 over the first nine months of 2009 due to a 54% increase in NGL prices and a 52% increase in sales volume. Volumes increased due to the third-quarter 2009 completion of a processing plant near Price, Utah.

Expenses

Operating and maintenance expenses increased by 11% in the third quarter of 2010, 5% in the first nine months of 2010 and 11% in the 12 months ended September 30, 2010, compared to corresponding 2009 periods. The increased costs are due primarily to higher compressor maintenance costs. General and administrative expenses increased by 6% in the third quarter of 2010, 16% in the first nine months of 2010 and 11% in the 12 months ended September 30, 2010, compared to corresponding 2009 periods. These increases are due to higher employee and share-base compensation expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.10 in the first nine months of 2010 and 2009. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense was up 9% in the first nine months of 2010 compared to the first nine months of 2009 because of a compression expansion and a processing plant placed in service in late 2009.

QUESTAR GAS

Questar Gas reported a seasonal loss of $9.1 million in the third quarter of 2010 compared to a loss of $8.1 million in the third quarter of 2009. Income was $21.8 million in the first nine months of 2010, compared to $21.7 million in the first nine months of 2009. Income was $41.7 million in the 12 months ended September 30, 2010, compared to $42.1 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2010	2009	Change	2010	2009	Change	2010	2009	Change
	(in millions)
Operating Income
Revenues

Questar 2010 Form 10-Q

Residential and commercial sales	$72.7	$72.2	$0.5	$546.0	$593.9	($47.9)	$826.1	$907.9	($81.8)
Industrial sales	6.6	2.0	4.6	19.0	6.1	12.9	21.2	9.2	12.0
Transportation for industrial customers	2.8	2.6	0.2	8.2	7.7	0.5	11.7	10.9	0.8
Service	1.1	1.1	-	4.2	4.3	(0.1)	5.3	5.5	(0.2)
Other	6.8	4.5	2.3	22.3	15.1	7.2	28.2	22.9	5.3
Total revenues	90.0	82.4	7.6	599.7	627.1	(27.4)	892.5	956.4	(63.9)
Cost of natural gas sold	52.6	48.6	4.0	386.1	431.3	(45.2)	581.4	674.8	(93.4)
Margin	37.4	33.8	3.6	213.6	195.8	17.8	311.1	281.6	29.5
Other operating expenses
Operating and maintenance	20.9	17.1	3.8	84.4	70.1	14.3	120.7	95.6	25.1
General and administrative	12.5	10.6	1.9	35.3	31.4	3.9	46.8	40.7	6.1
Depreciation and amortization	10.8	11.0	(0.2)	33.1	32.7	0.4	44.2	43.3	0.9
Other taxes	3.5	3.5	-	11.4	11.2	0.2	13.5	12.2	1.3
Total other operating expenses	47.7	42.2	5.5	164.2	145.4	18.8	225.2	191.8	33.4
Operating income (loss)	($10.3)	($8.4)	($1.9)	$49.4	$50.4	($1.0)	$85.9	$89.8	($3.9)
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	8.0	8.7	(0.7)	71.1	71.0	0.1	109.5	104.9	4.6
Industrial sales	1.1	0.4	0.7	3.4	1.0	2.4	3.7	1.4	2.3
Transportation for industrial customers	14.9	13.1	1.8	44.4	43.2	1.2	59.2	59.6	(0.4)
Total industrial	16.0	13.5	2.5	47.8	44.2	3.6	62.9	61.0	1.9
Total deliveries	24.0	22.2	1.8	118.9	115.2	3.7	172.4	165.9	6.5
Natural gas revenue (per dth)
Residential and commercial sales	$9.04	$8.30	$0.74	$7.67	$8.36	($0.69)	$7.54	$8.65	($1.11)
Industrial sales	5.88	5.86	0.02	5.67	6.56	(0.89)	5.74	6.69	(0.95)
Transportation for industrial customers	$0.18	$0.20	($0.02)	$0.18	$0.18	$ -	$0.20	$0.18	$0.02
Colder (warmer) than normal temperatures	(64%)	(58%)	(6%)	5%	(2%)	7%	9%	(2%)	11%
Temperature-adjusted usage per customer (dth)	7.7	8.7	(1.0)	70.8	73.2	(2.4)	106.6	109.2	(2.6)
Customers at Sept. 30 (thousands)	902.3	888.3	14.0

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $3.6 million in the third quarter of 2010 compared to the third quarter of 2009, increased $17.8 million in the first nine months of 2010 compared to the first nine months of 2009 and increased $29.5 million in the 12 months ended September 30, 2010 compared to the 12 months ended September 30, 2009. Following is a summary of major changes in Questar Gas margin:

		Change
	3 Month	9 Month	12 Month
	2009 to 2010	2009 to 2010	2009 to 2010
	(in millions)
Customer growth	$0.4	$2.6	$3.7
General rate increase	0.2	0.2	0.2
Demand-side management cost recovery	1.4	15.4	26.6
Recovery of gas-cost portion of bad-debt costs	0.9	(0.5)	(1.4)
Other	0.7	0.1	0.4
Increase	$3.6	$17.8	$29.5

At September 30, 2010, Questar Gas served 902,283 customers, up 1.6% from 888,332 at September 30, 2009. Customer growth increased the margin by $0.4 million in the third quarter of 2010, $2.6 million in the first nine months of 2010 and $3.7 million in the 12 months ended September 30, 2010.

Questar 2010 Form 10-Q

Questar Gas has had a conservation-enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed a margin for each general-service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company’s margin. In addition, a weather-normalization adjustment of customer bills offset the revenue impact of temperature variations.

Questar Gas margin increased during the three-, nine- and 12-month periods ended September 30, 2010, due to recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas’s Utah general rate case. The stipulation, effective August 1, 2010, authorized an increase in the utility’s allowed return on equity from 10% to 10.35% and indefinitely extended the existing conservation-enabling (revenue decoupling) tariff. The stipulation further approves an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multiyear high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. The stipulation agreement increased customer rates by $5.0 million annually with the changes in rates effective August 1, 2010.

Expenses

Cost of natural gas sold rose 8% in the third quarter of 2010, fell 10% in the first nine months of 2010 and fell 14% in the 12 months ended September 30, 2010, compared to the prior-year periods. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2010, Questar Gas had a $37 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers. Questar Gas received authorization from the PSCU to increase rates by an annualized $48 million effective August 1, 2010, to recover these costs and higher projected future gas costs.

Operating and maintenance expenses increased $3.8 million in the third quarter of 2010, increased $14.3 million in the first nine months of 2010 and increased $25.1 million in the 12 months ended September 30, 2010, compared to the same periods of 2009. These increases included higher demand-side management costs of $1.4 million, $15.4 million and $26.6 million for the three-, nine- and 12-month periods respectively. The demand-side management costs are for the company’s energy efficiency program and are recovered from customers through periodic rate changes. Bad debt expense was at a nearer-to-normal level in the third quarter of 2010 compared to a lower-than-usual level in the third quarter of 2009. Bad debt expense was $0.7 million lower in the first nine months and $1.7 million lower in the 12 months ended September 30, 2010, compared with the same periods in 2009. General and administrative expenses increased $1.9 million in the 2010 third quarter, $3.9 million in the 2010 first nine months and $6.1 million in the 12 months ended September 30, 2010, due to higher employee and share-based compensation expenses. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $103 in the first nine months of 2010 compared to $101 in the first nine months of 2009.

Depreciation expense increased 1% in the first nine months of 2010 compared to the first nine months of 2009 primarily as a result of plant additions from customer growth and replacement of feeder lines, which was partially offset with a reduction of depreciation rates as ordered by the PSCU effective August 1, 2010.

Other Consolidated Results

Consolidated cost of sales

Questar Gas’s cost of natural gas sold includes amounts paid to Wexpro for cost-of-service gas supplies and amounts paid to Questar Pipeline for transportation and storage services. These intercompany transactions are eliminated in the consolidated Questar financial statements. Questar Gas records injection of natural gas into underground storage as a reduction of cost of natural gas sold. During the third quarters of both 2010 and 2009, the Questar consolidated income statements show credit balances for cost of sales because of low sales volumes offset by the elimination of intercompany revenues and expenses and the injection of natural gas into storage.

Separation costs

Questar's share of separation costs associated with the June 30, 2010, Spinoff of QEP amounted to $11.5 million. Separation costs were primarily for advisory fees, legal fees and employee severance costs. Separation costs were reported at Corporate and resulted in losses from continuing operations, totaling $1.7 million in the third quarter of 2010, $8.0 million in the first nine months of 2010, and $8.4 million for the 12 months ended September 30, 2010.

Interest expense

Interest expense decreased in the third quarter, first nine months and 12 months ended September 30, 2010, compared with the corresponding 2009 periods because of lower borrowing rates on commercial paper. In June 2010, Questar entered into a new $250.0 million 364-day revolving credit loan agreement and a new $350.0 million multi-year revolving credit agreement to support

Questar 2010 Form 10-Q

commercial paper borrowing, which resulted in an increase in commitment fee expense. Questar borrowed $250.0 million and contributed the proceeds to QEP prior to the Spinoff.

Income taxes

Questar's effective combined federal and state income tax rate was 37.0% in the first nine months of 2010 compared with 35.9 % in the 2009 period. The increase in the effective income tax rate in 2010 resulted primarily from changes in estimates of the deductibility of certain separation costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities of continuing operations decreased 12% in the first nine months of 2010 compared to the first nine months of 2009 due primarily to changes in operating assets and liabilities. Cash sources from operating assets and liabilities were lower in 2010 due to normal repayment to gas distribution customers through rate adjustments of over-collected gas purchase costs. Net cash provided by operating activities of continuing operations is presented below:

	9 Months Ended Sept. 30,
	2010	2009	Change
	(in millions)
Income from continuing operations	$128.6	$125.1	$ 3.5
Noncash adjustments to net income	179.7	182.8	(3.1)
Changes in operating assets and liabilities	(24.7)	34.0	(58.7)
Net cash provided by operating activities by continuing operations	$283.6	$341.9	($58.3)

Investing Activities

A comparison of capital expenditures of continuing operations for the first nine months of 2010 and 2009 and a forecast for calendar year 2010 are presented below:

			Forecast
	9 Months Ended Sept. 30,		12 Months Ended Dec. 31,
	2010	2009	2010
	(in millions)
Wexpro	$ 61.5	$ 89.8	$100
Questar Pipeline	68.7	72.9	128
Questar Gas	79.9	53.8	129
Corporate	0.1	0.1	1
Total cash capital expenditures of continuing operations	210.2	216.6	358
Change in capital expenditure accruals	2.2	(17.7)	-
Total accrued capital expenditures by continuing operations	$212.4	$198.9	$358

Financing Activities

In the nine months of 2010, net cash provided by operating activities by continuing operations of $283.6 million was less than net cash used in investing activities of continuing operations of $406.0 million by $122.4 million. Investing activities included a $250.0 million contribution to QEP prior to the Spinoff. Long-term debt was unchanged in 2010 and short-term debt increased by a net change of $226.0 million in the first nine months of 2010. Questar borrowed $250 million and contributed the proceeds to QEP prior to the Spinoff.

Questar issues commercial paper to meet short-term financing requirements. Commercial paper outstanding amounted to $395 million at September 30, 2010 supported by $600 million of committed bank credit lines. The Company maintains committed credit lines with banks to provide liquidity support. At September 30, 2010, there were no amounts borrowed on the committed credit lines. In June of 2010, the Company entered into a $250 million 364-day revolving credit agreement that matures June 29, 2011, and a $350 million multi-year revolving credit agreement that matures July 1, 2013. Under the terms of the revolving credit agreements and defined within the agreements, "Consolidated Funded Debt" cannot exceed four times "Consolidated EBITDA".

Questar 2010 Form 10-Q

At September 30, 2010, combined short-term and long-term debt was 56% and equity was 44% of total capital. Adjusted for the Spinoff, short-term and long-term debt was 48% and equity was 52% of total capital at December 31, 2009. Questar Pipeline has $180 million of long-term debt maturing in 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities has oversight responsibility and retains an outside reservoir-engineering consultant and a financial auditor to assess the prudence of Wexpro's activities.

Questar Pipeline’s primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market’s expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Revenue may be reduced if NGL prices or volumes decline.

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

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at September 30, 2010. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy, Wyoming Interstate Pipeline, EnCana Marketing and PacifiCorp.

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

Interest-Rate Risk Management

On September 30, 2010, Questar had $831.1 million of fixed-rate long-term subsidiary debt with a weighted-average life to maturity of 8.4 years. The Company also had $395.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper.

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

Questar 2010 Form 10-Q

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on such evaluation, such officers have concluded that, as of September 30, 2010, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity during the third quarter of 2010. Questar repurchased shares in conjunction with tax-payment elections under the Company Long-term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended September 30, 2010:

2010	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	2,244	$16.48	-	-
August	11,202	$16.53	-	-
September	72,436	$17.04	-	-
Total	85,882	$16.96	-	-

*Excludes any fractional shares purchased from terminating participants in the Questar Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

3.1.*

Amended and Restated Articles of Incorporation. (Appendix A to the Definitive Proxy Statement filed in connection with the Questar's May 18, 2010, Annual Meeting of Shareholders. (Exhibit 3.1 to Current Report on Form 8-K dated September 29, 2010.)

3.2.*

Amended and Restated Bylaws of Questar Corporation. (Exhibit 3.1 to Current Report on Form 8-K dated June 12, 2010.)

12.

Questar ratio of earnings to fixed charges.

Questar 2010 Form 10-Q

31.1.

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS

XBRL Instance.

101.SCH

XBRL Taxonomy.

101.LAB

XBRL Labels.

101.PRE

XBRL Presentation.

101.CAL

XBRL Calculations.

101.DEF

XBRL Definitions.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

(Registrants)

November 4, 2010

/s/ Ronald W. Jibson

Ronald W. Jibson,

President and Chief Executive Officer, Questar and Questar Gas

November 4, 2010

/s/R. Allan Bradley

R. Allan Bradley,

President and Chief Executive Officer, Questar Pipeline

Questar 2010 Form 10-Q

November 4, 2010

/s/ Martin H. Craven

Martin H. Craven,

Vice President and Chief Financial Officer,

Questar, Questar Pipeline and Questar Gas

Exhibits List

Exhibits

3.1.*

Amended and Restated Articles of Incorporation. (Appendix A to the Definitive Proxy Statement filed in connection with the Questar's May 18, 2010, Annual Meeting of Shareholders. (Exhibit 3.1 to Current Report on Form 8-K dated September 29, 2010.)

3.2.*

Amended and Restated Bylaws of Questar Corporation. (Exhibit 3.1 to Current Report on Form 8-K dated June 12, 2010.)

12.

Questar ratio of earnings to fixed charges.

31.1.

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2.

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.3.

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4.

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.5.

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6.

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS

XBRL Instance.

101.SCH

XBRL Taxonomy.

101.LAB

XBRL Labels.

101.PRE

XBRL Presentation.

101.CAL

XBRL Calculations.

101.DEF

XBRL Definitions.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2010 Form 10-Q