Form 10-K/A
period 2009-12-31
QUESTAR CORP
filed 2010-11-15
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Questar Corporation (the Company) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, (the Original Filing) which was filed with the Securities and Exchange Commission on March 1, 2010. The Company is filing this Amendment No. 1 for the purposes of including a revised report of oil and gas reserves of Questar Exploration and Production Company, a former subsidiary, provided by independent petroleum engineers. The revised report of oil and gas reserves as well as a report disclosing the qualifications of the technical persons primarily responsible for overseeing the reserves audit are included in Exhibit 23.3 attached to this document.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 1, 2010.

TABLE OF CONTENTS

Page No.

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1

SIGNATURES

4

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) and (c) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.

Description

  3.1*

Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for quarter ended June 30, 1998.)

  3.2*

Bylaws as amended effective May 19, 2009. (Exhibit No. 99.1. to Current Report on Form 8-K dated May 19, 2009.)

  4.2*

Questar Dividend Reinvestment and Stock Purchase Plan. (Exhibit No. 4. to Current Report on Form 8-K dated February 8, 2000.)

10.1*

Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

10.2*1

Questar Corporation Annual Management Incentive Plan, as amended and restated effective October 28, 2008. (Exhibit No. 10.17. to Form 10-K Annual Report for 2008.)

10.3*1

Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective January 1, 2005. (Exhibit No. 10.3. to Form 10-K Annual Report for 2004.)

10.4*1

Questar Corporation Long-term Stock Incentive Plan, as amended and restated effective August 7, 2007. (Exhibit 10.4 to the Annual Report on Form 10-K for 2007.)

10.5*1

Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 23, 2007. (Exhibit No. 99.1 to Current Report on Form 8-K dated October 24, 2007.)

10.6*1

Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, adopted October 23, 2007. (Exhibit No. 99.2 to Current Report on Form 8-K dated October 24, 2007.)

10.7*1

Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007. (Exhibit 10.7 to the Annual Report on Form 10-K for 2007.)

10.8*1

Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998. (Exhibit No. 10.10. to Form 10-Q Report for quarter ended September 30, 1998.)

10.9*1

Form of Individual Indemnification Agreement dated February 9, 1993, between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

10.10*1

Questar Corporation Deferred Share Plan, as amended and restated effective January 1, 2003. (Exhibit No.10.10 to Form 10-K Annual Report for 2004.)

10.11*1

Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2003. (Exhibit No. 10.11 to Form 10-K Annual Report for 2004.)

10.12*1

Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for quarter ended June 30, 1996.)

10.13*1

Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2003. (Exhibit No. 10.13 to Form 10-K Annual Report for 2004.)

Questar Corporation 2009 10-K/A

10.14*1

Questar Corporation Long-Term Cash Incentive Plan as amended and restated effective October 28, 2008. (Exhibit No. 10.14. to Form 10-K Annual Report for 2009.)

10.15*1

Employment Agreement between the Company and Keith O. Rattie effective February 1, 2004. (Exhibit No. 10.15. to Form 10-K Annual Report for 2003.)

10.16*1

Employment Agreement between the Company and Charles B. Stanley effective February 1, 2004. (Exhibit No. 10.16. to Form 10-K Annual Report for 2003.)

10.17*1

Questar Corporation Annual Management Incentive Plan II as amended and restated on October 28, 2008. (Exhibit No. 10.17. to Form 10-K Annual Report for 2008.)

10.18*1

Form of Phantom Stock Agreement dated February 8, 2005, for phantom stock units granted to non-employee directors. (Exhibit No. 10.3 to Current Report on Form 8-K dated February 8, 2005.)

10.19*1

First Amendment to Employment Agreement of Keith O. Rattie dated May 17, 2005. (Exhibit 10.23 to Current Report on Form 8-K dated May 18, 2005.)

10.20*1

First Amendment to Employment Agreement of Charles B. Stanley dated May 17, 2005. (Exhibit 10.24 to Current Report on Form 8-K dated May 18, 2005.)

10.21*1

Form of Option Agreement dated October 24, 2005, for shares granted to key officers. (Exhibit No. 99.1 to Current Report on Form 8-K dated October 27, 2005.)

10.22*1

Questar Corporation Deferred Compensation Wrap Plan as amended and restated October 28, 2008. (Exhibit No. 10.24. to Form 10-K Annual Report for 2008.)

10.23*1

Form of Restricted Stock Agreement dated February 14, 2006, for shares granted to certain key executives. (Exhibit No. 10.1 to Current Report on Form 8-K dated February 14, 2006.)

10.24*1

Form of Restricted Stock Agreement dated February 14, 2006, for shares granted to other officers and key employees. (Exhibit No. 10.2 to Current Report on Form 8-K dated February 14, 2006.)

10.25*1

Form of Restricted Stock Agreement dated February 14, 2006, for shares granted to non-employee directors. (Exhibit No. 10.3 to Current Report on Form 8-K dated February 14, 2006.)

10.26*1

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

Questar Corporation 2009 10-K/A

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

10.45*1

Form of Employment Agreement of Richard J. Doleshek dated May 7, 2009 (Exhibit No. 99.1 to Current Report on Form 8-K dated May 7, 2009.)

12*

Ratio of earnings to fixed charges. (Exhibit No. 12. to Form 10-K Annual Report for 2009.)

14*

Business Ethics and Compliance Policy. (Exhibit No. 14. to Form 10-K Annual Report for 2008.)

21.*

Subsidiary Information. (Exhibit No. 21. to Form 10-K Annual Report for 2009.)

23.1*

Consent of Independent Registered Public Accounting Firm. (Exhibit No. 23.1. to Form 10-K Annual Report for 2009.)

23.2*

Consent of Independent Petroleum Engineers and Geologists. (Exhibit No. 23.2. to Form 10-K Annual Report for 2009.)

23.3

Qualifications and report of Independent Petroleum Engineers and Geologists.

24.*

Power of Attorney. (Exhibit No. 24. to Form 10-K Annual Report for 2009.)

31.1*

Certification signed by Keith O. Rattie, Questar's Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit No. 31.1. to Form 10-K Annual Report for 2009.)

31.2*

Certification signed by Richard J. Doleshek, Questar's Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit No. 31.2. to Form 10-K Annual Report for 2009.)

Questar Corporation 2009 10-K/A

32*

Certification signed by Keith O. Rattie, Chairman, President and Chief Executive Officer and Richard. J. Doleshek, Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit No. 32. to Form 10-K Annual Report for 2009.)

101.SCH*

XBRL Taxonomy Extension Schema. (Exhibit No. 101.SCH to Form 10-K Annual Report for 2009.)

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase. (Exhibit No. 101.CAL to Form 10-K Annual Report for 2009.)

101.LAB*

XBRL Taxonomy Extension Label Linkbase. (Exhibit No. 101.LAB to Form 10-K Annual Report for 2009.)

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase. (Exhibit No. 101.PRE to Form 10-K Annual Report for 2009.)

101.INS*

XBRL Instance Document. (Exhibit No. 101.INS to Form 10-K Annual Report for 2008.)

101.DEF*

XBRL Definition. (Exhibit No. 101.DEF to Form 10-K Annual Report for 2009.)

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1Exhibit so marked is management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November 2010.

QUESTAR CORPORATION

   (Registrant)

By /s/Ronald W. Jibson

      Ronald W. Jibson

      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Ronald W. Jibson

President and

Ronald W. Jibson

Chief Executive Officer

(Principal Executive Officer)

/s/Martin H. Craven

Vice President and

Martin H. Craven

Chief Financial Officer

(Principal Financial and Accounting Officer)

*Teresa Beck

Director

*R. D. Cash

Director

*Gary G. Michael

Director

*Keith O. Rattie

Chairman of the Board

*Harris H. Simmons

Director

*Bruce A. Williamson

Director

November 15, 2010

/s/Ronald W. Jibson

  Ronald W. Jibson, Attorney in Fact

Questar Corporation 2009 10-K/A

EXHIBIT INDEX

Exhibit No.

Description

  3.1*

Restated Articles of Incorporation as amended effective May 19, 1998. (Exhibit No. 3.1. to Form 10-Q Report for quarter ended June 30, 1998.)

  3.2*

Bylaws as amended effective May 19, 2009. (Exhibit No. 99.1. to Current Report on Form 8-K dated May 19, 2009.)

  4.2*

Questar Dividend Reinvestment and Stock Purchase Plan. (Exhibit No. 4. to Current Report on Form 8-K dated February 8, 2000.)

10.1*

Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Form 10-K Annual Report for 1981.)

10.2*1

Questar Corporation Annual Management Incentive Plan, as amended and restated effective October 28, 2008. (Exhibit No. 10.17. to Form 10-K Annual Report for 2008.)

10.3*1

Questar Corporation Executive Incentive Retirement Plan, as amended and restated effective January 1, 2005. (Exhibit No. 10.3. to Form 10-K Annual Report for 2004.)

10.4*1

Questar Corporation Long-term Stock Incentive Plan, as amended and restated effective August 7, 2007. (Exhibit 10.4 to the Annual Report on Form 10-K for 2007.)

10.5*1

Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 23, 2007. (Exhibit No. 99.1 to Current Report on Form 8-K dated October 24, 2007.)

10.6*1

Questar Corporation Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2005, adopted October 23, 2007. (Exhibit No. 99.2 to Current Report on Form 8-K dated October 24, 2007.)

10.7*1

Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007. (Exhibit 10.7 to the Annual Report on Form 10-K for 2007.)

10.8*1

Questar Corporation Stock Option Plan for Directors, as amended and restated effective October 29, 1998. (Exhibit No. 10.10. to Form 10-Q Report for Quarter Ended September 30, 1998.)

10.9*1

Form of Individual Indemnification Agreement dated February 9, 1993, between Questar Corporation and Directors. (Exhibit No. 10.11. to Form 10-K Annual Report for 1992.)

10.10*1

Questar Corporation Deferred Share Plan, as amended and restated effective January 1, 2003. (Exhibit No.10.10 to Form 10-K Annual Report for 2004.)

10.11*1

Questar Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2003. (Exhibit No. 10.11 to Form 10-K Annual Report for 2004.)

10.12*1

Questar Corporation Directors' Stock Plan as approved May 21, 1996. (Exhibit No. 10.15. to Form 10-Q Report for quarter ended June 30, 1996.)

10.1*1

Questar Corporation Deferred Share Make-Up Plan as amended and restated effective January 1, 2003. (Exhibit No. 10.13 to Form 10-K Annual Report for 2004.)

10.14*1

Questar Corporation Long-Term Cash Incentive Plan as amended and restated effective October 28, 2008. (Exhibit No. 10.14. to Form 10-K Annual Report for 2009.)

10.15*1

Employment Agreement between the Company and Keith O. Rattie effective February 1, 2004. (Exhibit No. 10.15. to Form 10-K Annual Report for 2003.)

Questar Corporation 2009 10-K/A

10.16*1

Employment Agreement between the Company and Charles B. Stanley effective February 1, 2004. (Exhibit No. 10.16. to Form 10-K Annual Report for 2003.)

10.17*1

Questar Corporation Annual Management Incentive Plan II as amended and restated on October 28, 2008. (Exhibit No. 10.17. to Form 10-K Annual Report for 2008.)

10.18*1

Form of Phantom Stock Agreement dated February 8, 2005, for phantom stock units granted to non-employee directors. (Exhibit No. 10.3 to Current Report on Form 8-K dated February 8, 2005.)

10.19*1

First Amendment to Employment Agreement of Keith O. Rattie dated May 17, 2005. (Exhibit 10.23 to Current Report on Form 8-K dated May 18, 2005.)

10.20*1

First Amendment to Employment Agreement of Charles B. Stanley dated May 17, 2005. (Exhibit 10.24 to Current Report on Form 8-K dated May 18, 2005.)

10.21*1

Form of Option Agreement dated October 24, 2005, for shares granted to key officers. (Exhibit No. 99.1 to Current Report on Form 8-K dated October 27, 2005.)

10.22*1

Questar Corporation Deferred Compensation Wrap Plan as amended and restated October 28, 2008. (Exhibit No. 10.24. to Form 10-K Annual Report for 2008.)

10.23*1

Form of Restricted Stock Agreement dated February 14, 2006, for shares granted to certain key executives. (Exhibit No. 10.1 to Current Report on Form 8-K dated February 14, 2006.)

10.24*1

Form of Restricted Stock Agreement dated February 14, 2006, for shares granted to other officers and key employees. (Exhibit No. 10.2 to Current Report on Form 8-K dated February 14, 2006.)

10.25*1

Form of Restricted Stock Agreement dated February 14, 2006, for shares granted to non-employee directors. (Exhibit No. 10.3 to Current Report on Form 8-K dated February 14, 2006.)

10.26*1

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

Questar Corporation 2009 10-K/A

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

10.45*1

Form of Employment Agreement of Richard J. Doleshek dated May 7, 2009 (Exhibit No. 99.1 to Current Report on Form 8-K dated May 7, 2009.)

12*

Ratio of earnings to fixed charges. (Exhibit No. 12. to Form 10-K Annual Report for 2009.)

14*

Business Ethics and Compliance Policy. (Exhibit No. 14. to Form 10-K Annual Report for 2008.)

21*

Subsidiary Information. (Exhibit No. 21. to Form 10-K Annual Report for 2009.)

23.1*

Consent of Independent Registered Public Accounting Firm. (Exhibit No. 23.1. to Form 10-K Annual Report for 2009.)

23.2*

Consent of Independent Petroleum Engineers and Geologists. (Exhibit No. 23.2. to Form 10-K Annual Report for 2009.)

23.3

Qualifications and report of Independent Petroleum Engineers and Geologists.

24*

Power of Attorney. (Exhibit No. 24. to Form 10-K Annual Report for 2009.)

31.1*

Certification signed by Keith O. Rattie, Questar's Chairman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit No. 31.1. to Form 10-K Annual Report for 2009.)

31.2*

Certification signed by Richard J. Doleshek, Questar's Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit No. 31.2. to Form 10-K Annual Report for 2009.)

32*

Certification signed by Keith O. Rattie, Chairman, President and Chief Executive Officer and Richard. J. Doleshek, Executive Vice President and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit No. 32.. to Form 10-K Annual Report for 2009.)

101.SCH*

XBRL Taxonomy Extension Schema. (Exhibit No. 101.SCH to Form 10-K Annual Report for 2009.)

Questar Corporation 2009 10-K/A

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase. (Exhibit No. 101.CAL to Form 10-K Annual Report for 2009.)

101.LAB*

XBRL Taxonomy Extension Label Linkbase. (Exhibit No. 101.LAB to Form 10-K Annual Report for 2009.)

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase. (Exhibit No. 101.PRE to Form 10-K Annual Report for 2009.)

101.INS*

XBRL Instance Document. (Exhibit No. 101.INS to Form 10-K Annual Report for 2009.)

101.DEF*

XBRL Definition. (Exhibit No. 101.DEF to Form 10-K Annual Report for 2009.)

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1Exhibit so marked is a management contract or compensation plan or arrangement.

Questar Corporation 2009 10-K/A