Form 10-K
period 2010-12-31
QUESTAR CORP
filed 2011-03-01
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Pipeline Company	Utah	000-14147	87-0307414
Questar Gas Company	Utah	333-69210	87-0155877

180 East 100 South, P.O. Box 45433, Salt Lake City, Utah 84145-0433

(Address of principal executive offices)

Registrant's telephone number:  801.324.5000

Securities registered pursuant to Section 12(b) of the Act:

Questar Corporation	Common stock without par value, listed on the New York Stock Exchange
Questar Pipeline Company	None
Questar Gas Company	None

Securities registered pursuant to Section 12(g) of the Act:

Questar Corporation	None
Questar Pipeline Company	None
Questar Gas Company	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Questar Corporation	Yes [X] No [ ]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Questar Corporation	[ ]
Questar Pipeline Company	[ ]
Questar Gas Company	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Do not check non-accelerated filer if a smaller reporting company (Check one):

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of January 31, 2011:

Questar Corporation	without par value	176,775,524
Questar Pipeline Company	$1.00 per share par value	6,550,843
Questar Gas Company	$2.50 per share par value	9,189,626

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010). The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

Questar Corporation	$7.8 billion
Questar Pipeline Company	None
Questar Gas Company	None

Documents Incorporated by Reference:

Portions of the registrant's definitive Proxy Statement (the "Proxy Statement"), to be filed in connection with its May 10, 2011, Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report.

Questar Pipeline Company and Questar Gas Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Page No.

Where You Can Find More Information

1

Forward-Looking Statements

1

Glossary of Commonly Used Terms

2

PART I

Item 1.

BUSINESS

Nature of Business

4

Gas and Oil Development and Production – Wexpro

5

Interstate Gas Transportation – Questar Pipeline

6

Retail Gas Distribution – Questar Gas

7

Corporate

8

Employees

8

Executive Officers

8

Item 1A.

RISK FACTORS

9

Item 1B.

UNRESOLVED STAFF COMMENTS

13

Item 2.

PROPERTIES

Gas and Oil Development and Production – Wexpro

13

Interstate Gas Transportation – Questar Pipeline

14

Retail Gas Distribution – Questar Gas

14

Item 3.

LEGAL PROCEEDINGS

15

Item 4.

(REMOVED AND RESERVED)

15

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

15

Item 6.

SELECTED FINANCIAL DATA

17

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

18

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

80

Item 9A.

CONTROLS AND PROCEDURES

80

Item 9B.

OTHER INFORMATION

82

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

82

Item 11.

EXECUTIVE COMPENSATION

82

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

82

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

82

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

82

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

83

SIGNATURES

86

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed by three separate registrants: Questar Corporation, Questar Pipeline Company and Questar Gas Company. Questar Pipeline Company and Questar Gas Company are wholly-owned subsidiaries of Questar Corporation. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Part IV - Financial information in this Annual Report on Form 10-K includes separate financial statements (i.e. balance sheets, statements of income, statements of equity and statements of cash flows) for Questar Corporation, Questar Pipeline Company and Questar Gas Company. The Notes Accompanying the Financial Statements are presented on a combined basis for all three registrants. Only Questar Corporation of the three registrants named herein is required to attach XBRL exhibits.

Where You Can Find More Information

Questar Corporation (Questar or the Company) and two of its subsidiaries, Questar Pipeline Company (Questar Pipeline) and Questar Gas Company (Questar Gas), each file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. These reports and other information can be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Questar.

Investors can also access financial and other information via Questar's internet site at www.questar.com. Questar and each of its reporting subsidiaries make available, free of charge through the internet site, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports filed by executive officers and directors under Section 16 of the Exchange Act reporting transactions in Questar securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar's internet site which is not directly incorporated by reference into the Company's Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar's internet site also contains copies of Statements of Responsibility for various board committees, including the Finance and Audit Committee, Corporate Governance Guidelines and Questar's Business Ethics and Compliance Policy.

Finally, you may request a copy of filings other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Questar, 180 East 100 South Street, P.O. Box 45433, Salt Lake City, UT, 84145-0433 (telephone number 801-324-5000).

Forward-Looking Statements

This Annual Report on Form 10-K may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, development efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

•

the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K;

•

general economic conditions, including the performance of financial markets and interest rates;

•

changes in industry trends;

•

changes in laws or regulations; and

•

other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this Annual Report, in other documents, or on the internet site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

Glossary of Commonly Used Terms

B  Billion.

bbl  Barrel, which is equal to 42 U.S. gallons and is a common measure of volume of crude oil and other liquid hydrocarbons.

Btu  One British thermal unit - a measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.

CET  Conservation enabling tariff - a rate mechanism in Utah and Wyoming that decouples customer usage of natural gas from the non-gas revenues received by Questar Gas by specifying a margin for each customer per month. Differences between the CET margin and actual usage are deferred and recovered from or refunded to customers through future rate changes.

cf  Cubic foot is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions - a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.7 pounds per square inch).

cfe  Cubic foot of natural gas equivalents.

developed reserves  Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. See 17 C.F.R. Section 210.4-10(a)(6).

development well  A well drilled into a known producing formation in a previously discovered field.

DSM  Demand-side management - costs incurred by Questar Gas to promote energy conservation in the form of rebates and promotions. These DSM costs are recovered from customers through periodic rate adjustments.

dry hole  A well drilled and found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed expenses and taxes.

dth  Decatherm or ten therms. One dth equals one million Btu or approximately one Mcf.

exploratory well  A well drilled into a previously untested geologic prospect to determine the presence of natural gas or oil.

FERC  Federal Energy Regulatory Commission.

gal  U.S. gallon.

gas  All references to gas in this report refer to natural gas.

gross  Gross natural gas and oil wells or gross acres are the total number of wells or acres in which the Company has a working interest.

heating degree days  A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.

M  Thousand.

MM  Million.

natural gas equivalents  Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.

NGL  Natural gas liquids - liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

net  Net gas and oil wells or net acres are determined by the sum of the fractional ownership working interest the Company has in those gross wells or acres.

proved reserves  Those quantities of natural gas, oil, condensate and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. See 17 C.F.R. Section 210.4-10(a)(22).

PSCU  Public Service Commission of Utah.

PSCW  Wyoming Public Service Commission.

reserves  Estimated remaining quantities of natural gas, oil and related substances anticipated to be economically producible by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce. See 17 C.F.R. 210.Section 4-10(a)(26).

reservoir  A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

royalty  An economic interest in a gas and oil lease that gives the owner the right to receive a portion of the production from the leased acreage or of the proceeds of the sale thereof, but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

SEC  Securities and Exchange Commission.

undeveloped reserves  Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See 17 C.F.R. Part 210. Section 4-10(a)(31).

Wexpro Agreement  A long-standing comprehensive agreement with the states of Utah and Wyoming. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983.

working interest  An economic interest in a gas and oil lease that gives the owner the right to drill, produce and conduct operating activities on the leased acreage and receive a share of any production.

workover  Operations on a producing well to restore or increase production.

FORM 10-K

ANNUAL REPORT, 2010

PART I

ITEM 1.  BUSINESS.

Nature of Business

Questar is a Rockies-based integrated natural gas holding company with three complementary lines of business operated through wholly owned subsidiaries:

•

Wexpro develops and produces natural gas on behalf of Questar Gas.

•

Questar Pipeline operates interstate natural gas pipelines and storage facilities in the western United States and provides other energy services.

•

Questar Gas provides retail natural gas distribution in Utah, Wyoming and Idaho.

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Questar is a holding company, as that term is defined in the Public Utility Holding Company Act of 2005 (PUHCA 2005), because Questar Gas, its subsidiary, is a natural gas utility company. Questar, however, has an exemption and waiver from provisions of the Act applicable to holding companies. Questar conducts all operations through subsidiaries. The parent holding company performs certain management, legal, financial, tax, administrative and other services for its subsidiaries.

The corporate-organization structure and major subsidiaries are summarized below:

See Note 13 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for financial information by line of business including, but not limited to, revenues from unaffiliated customers, operating income and identifiable assets. A discussion of the Company's lines of business follows.

Spinoff of QEP

Effective May 18, 2010, Questar Market Resources, Inc., (Market Resources) a wholly owned subsidiary of Questar Corporation, merged with and into its newly formed, wholly owned subsidiary, QEP, a Delaware corporation in order to reincorporate in the State of Delaware (Reincorporation Merger). The Reincorporation Merger was effected pursuant to an Agreement and Plan of Merger entered into between Market Resources and QEP. The Reincorporation Merger was approved by the boards of directors of Market Resources and QEP and submitted to a vote of, and approved by, Questar, as sole shareholder of Market Resources, and by Market Resources, as sole shareholder of QEP on May 18, 2010.

Subsequently, on June 30, 2010, Questar distributed all of the shares of common stock of QEP held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close of business on the record date. In connection therewith, QEP distributed Wexpro, a wholly owned subsidiary of QEP, to Questar. In addition, Questar contributed $250.0 million of equity to QEP prior to the Spinoff.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro

General: Wexpro develops and produces cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming. Wexpro generated 39% of the Company’s operating income during the year ended December 31, 2010. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein. Wexpro's investment base totaled $456.6 million at December 31, 2010. See Note 9 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro Agreement.

Wexpro delivers natural gas production to Questar Gas at cost-of-service. Cost-of-service gas satisfied approximately 51% of Questar Gas supply requirements during 2010. Wexpro sells crude-oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

Wexpro’s properties are located in the Rocky Mountain region, primarily in the Pinedale, Moxa Arch, Vermillion and Uinta producing areas. Advances in technology, including increased density drilling and multi-stage hydraulic fracture stimulation, have enabled the identification of additional unexploited development potential on many of the subject properties.

Competition and Customers: Wexpro faces competition in its business, including the marketing of oil, and obtaining goods, services and labor. Its growth strategy depends, in part, on its ability to develop reserves in a low-cost and efficient manner.

In 2010, 91% of Wexpro's revenues were from its affiliate, Questar Gas.

Regulation: Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce; maintain bonding requirements to drill and operate wells; submit and implement spill-prevention plans; and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the Staff of the PSCW have oversight responsibility and retains an outside reservoir-engineering consultant and a financial monitor to assess the prudence of Wexpro's activities.

Most Wexpro leasehold acreage in the Rocky Mountain area is held under leases granted by the federal government and administered by federal agencies, principally the Bureau of Land Management (BLM). Current federal regulations restrict activities during certain times of the year on portions of Wexpro leasehold due to wildlife activity and/or habitat. Wexpro and its third-party operator have worked with federal and state officials in Wyoming to obtain authorization for limited winter-drilling activities on the Pinedale Anticline and have developed measures, such as drilling multiple wells from a single pad location, to minimize the impact of its activities on wildlife and wildlife habitat. Various wildlife species inhabit Wexpro leaseholds at Pinedale and in other areas. The presence of wildlife, including species that are protected under the federal Endangered Species Act could limit access to leases held by Wexpro on public lands.

In September 2008, the BLM issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement (FSEIS) for long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the ROD, Wexpro, through its third-party operator, is allowed to drill and complete wells year round in one of five concentrated development areas defined in the PAPA. The ROD contains additional requirements and restrictions on development of the PAPA.

INTERSTATE GAS TRANSPORTATION – Questar Pipeline

General: Questar Pipeline provides natural gas-transportation and underground-storage services in Utah, Wyoming and Colorado. Questar Pipeline and subsidiaries generated approximately 38% of the Company's operating income in 2010. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, and accounting and other activities.

Questar Pipeline and its subsidiaries own 2,568 miles of interstate pipeline with total firm-capacity commitments of 4,744 Mdth per day. Questar Pipeline's core-transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas’s distribution system and other utility systems. In addition to this core system, Questar Pipeline, through wholly owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 487-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line near the Arizona border. An additional 96 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline operates and owns 50% of the White River Hub in western Colorado. White River Hub facilities connect with six interstate-pipeline systems and a major processing plant near Meeker, Colorado.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground-storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, through which it provides gas-processing services for third parties. A Questar Pipeline subsidiary also provides wellhead automation and measurement services for Rockies oil and gas producers.

Customers, Growth and Competition: Questar Pipeline's transportation system is nearly fully subscribed. The weighted-average remaining life of firm contracts on Questar Pipeline was 11.2 years as of December 31, 2010. All of Questar Pipeline’s storage capacity is fully contracted with a weighted-average remaining life of 6.7 years as of December 31, 2010. Questar Pipeline faces the risk that it may not be able to re-contract firm capacity when contract terms expire.

Questar Gas, an affiliated company, remains Questar Pipeline's largest transportation customer. During 2010, Questar Pipeline transported 112.0 MMdth for Questar Gas compared to 112.9 MMdth in 2009. Questar Gas has reserved firm-transportation capacity of 901 Mdth per day under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017.

Questar Pipeline also transported 642.4 MMdth during 2010, up 3% over 2009, for unaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline and other systems. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines.

Questar Pipeline competes for market growth with other natural gas-transmission companies in the Rocky Mountain region and with other companies providing natural gas-storage services. In addition, Questar Pipeline faces growing competition from third-party gathering companies that build gathering lines to allow producers to make direct connections to competing pipeline systems.

In 2010, 27% of Questar Pipeline’s revenues were from its affiliate, Questar Gas.

Regulation: Questar Pipeline's natural gas-transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. The FERC has authority to set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability. Questar Pipeline maintains a rigorous compliance program to address all areas of FERC compliance including standards of conduct, market manipulation, shipper-must-have-title, bidding, capacity release, reporting, filings, postings and record retention. The Company annually trains Board members, executives, senior management and functional employees on standards-of-conduct rules.

Questar Pipeline is required to comply with the Pipeline Safety Improvement Act of 2002. This Act and the rules issued by the Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. Questar Pipeline's annual cost to comply with the Act is approximately $1 million, not including costs of pipeline replacement, if necessary.

RETAIL GAS DISTRIBUTION - Questar Gas

General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. It generated approximately 26% of the Company's operating income in 2010. As of December 31, 2010, Questar Gas was serving 909,570 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where 97% of its customers are located. The PSCU, the PSCW and the Public Utility Commission of Idaho have granted Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas’s growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 95% of residential space and water heating in its service area. During 2010, Questar Gas added 11,012 customers, a 1.2% increase. The rate of customer growth was lower in 2009 and 2010 than recent years because of declines in housing construction.

Questar Gas faces the same risks as other local-distribution companies. These risks include revenue variations based on seasonal changes in demand, changes in natural gas prices, availability of natural gas supplies, declining residential usage per customer, adequacy of distribution facilities and adverse regulatory decisions. Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 80 dth per year) consumes over 77% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This billing mechanism adjusts the non-gas portion of a customer's monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces volatility in any given customer's monthly bill from year to year and reduces volatility in Questar Gas gross margin.

In October 2006, the PSCU approved a pilot program for a CET effective January 1, 2006, to promote energy conservation. In a 2010 rate order, the PSCU approved an indefinite continuation of the CET. Under the Company's prior rate structure, non-gas revenues declined when average temperature-adjusted usage per customer declined while non-gas revenues increased when average temperature-adjusted usage per customer increased. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of distribution non-gas revenues. Under the CET, Questar Gas recorded a $2.9 million revenue increase in 2010 compared with a $4.0 million decrease in 2009, which offset changes in customer usage.

In January 2007 the PSCU approved a DSM program effective January 1, 2007. Under the DSM program, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. The costs related to the DSM program are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of DSM costs amounting to $39.1 million in 2010, compared to $26.9 million in 2009 and $6.6 million in 2008. As of December 31, 2010, Questar Gas had a regulatory asset of $39.7 million for DSM costs yet to be recovered from customers.

Questar Gas’s gas-supply risk is partly mitigated by Wexpro cost-of-service gas supply. During 2010 Questar Gas satisfied 51% of its supply requirements with cost-of-service gas volumes. Wexpro produces cost-of-service gas, which is then gathered by QEP Field Services (a third party) and transported by Questar Pipeline. See Item 2 of Part I and Note 16 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company's cost-of-service proved reserves. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with hedging activities.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2010-2011 heating season, Questar Gas had an estimated peak design-day demand of 1,272 MMdth.

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage capacity at Clay Basin and three peak-day storage facilities. Questar Gas also has transportation contracts to take deliveries at several locations from Kern River Pipeline.

Competition, Customers and Growth: Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers with the notable exceptions of electricity from coal-fired power plants and occasionally fuel oil. Questar Gas provides transportation service to industrial customers who buy gas directly from other suppliers. Questar Gas earns lower margins on this transportation service than firm-sales service and faces the risk that it could lose transportation customers to a competitor, Kern River Pipeline.

Regulation: As a public utility Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 10.35% in Utah and 10.5% in Wyoming. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas has also received permission from the PSCU and PCSW to recover as part of its gas costs the specific costs associated with hedging activities.

On April 8, 2010, the PSCU approved a settlement in Questar Gas’s Utah general rate case. The stipulation, effective August 1, 2010, authorized an increase in the utility’s allowed return on equity from 10% to 10.35% and indefinitely extended the existing CET. The stipulation also approved an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. The stipulation agreement increased customer rates by $5.0 million annually effective August 1, 2010.

Questar Gas last filed a general rate case in Wyoming in August 2008. The PSCW authorized a 10.5% return on equity.

Questar Gas’s significant relationships with affiliates have allowed it to lower its costs and improve efficiency. Transactions between Questar Gas and its affiliates are subject to greater scrutiny by regulators.

Questar Gas is subject to the requirements of the Pipeline Safety Improvement Act. Questar Gas estimates that it will cost $4 to $5 million per year to comply with the Act, not including costs of pipeline replacement if necessary. The PSCU has allowed Questar Gas to recover these costs and to record a regulatory asset for costs incurred to comply with this Act.

Corporate

Corporate employees provide compliance, legal, finance, tax, treasury, human resources, audit, information technology, purchasing, warehousing, fleet, communication and insurance services for Questar's subsidiaries.

Employees

At December 31, 2010, the Company had 1,705 employees, including 135 in Wexpro, 321 in Questar Pipeline, 920 in Questar Gas and 329 in Corporate.

Executive Officers of the Registrant

Primary Positions Held with the Company

and Affiliates, Other Business Experience

Ronald W. Jibson

57

President and Chief Executive Officer, Questar (2010 to present); Director Questar and subsidiaries (2010 to present). Previous titles with Questar: Senior Vice President, Questar (2008 to 2010); President, Chief Executive Officer and Director, Questar Gas (2008 to 2010); Executive Vice President, Questar Gas (2008 to 2010); Vice President, Operations Questar Gas (2004 to 2008).

Kevin W. Hadlock

38

Executive Vice President and Chief Financial Officer Questar (2011 to present). Prior to joining Questar: Senior Vice President and Chief Financial Officer for Baltimore Gas and Electric Company, a subsidiary of the Constellation Energy Group (2008 to 2010); Vice President of Investor Relations and Financial Planning and Analysis for Constellation Energy Group (2007 to 2008); Vice President of Investor Relations (2007); and Director Investor Relations (2004 to 2007).

Thomas C. Jepperson

56

Executive Vice President, General Counsel and Corporate Secretary, Questar (2010 to present). Previous titles with Questar: Vice President and General Counsel, Questar (2005 to 2010); Division Counsel (2000 to 2005).

R. Allan Bradley

59

Executive Vice President Questar (2010 to present); Chief Executive Officer Questar Pipeline (2006 to present); President, Chief Operating Officer and Director Questar Pipeline (2005 to present); Chairman of the White River Hub, LLC Management Committee (2008 to present). Previous titles with Questar: Senior Vice President Questar (2005 to 2010);

James R. Livsey

57

Executive Vice President Questar (2011 to present); Executive Vice President and General Manager Wexpro (2011 to present); Director Wexpro (2010 to present). Previous titles with Questar: Executive Vice President, Questar and General Manager, Wexpro (2010 to 2011); Vice President and General Manager, Wexpro (2003 to 2010).

Craig C. Wagstaff

47

Senior Vice President Questar (2011 to present); Senior Vice President and General Manager Questar Gas (2011 to present); Director Questar Gas (2010 to present). Previous titles with Questar: Vice President and General Manager, Questar Gas (2010 to 2011); General Manager, Customer Relations, Questar Gas (2006 to 2010); Manager, Customer Relations Questar Gas (2000 to 2006).

David M. Curtis

55

Vice President and Controller Questar (2011 to present); Vice President and Controller Wexpro (2010 to present); Vice President and Controller Questar Pipeline and Questar Gas (2003 to present).

Kimberley Heimsath

55

Vice President Environmental, Health and Safety (2011 to present). Previous titles with Questar: General Manager Environmental, Health and Safety (2010 to 2011), Manager Environmental and Safety Services (2008 to 2010), Director Environmental and Safety Services (2005 to 2008).

Martin H. Craven served as Questar’s Vice President and Chief Financial Officer from June 30, 2010, through December 31, 2010. He will retire from the Company on February 28, 2011.

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

Risks Inherent in the Company's Business

Wexpro may not be able to economically find and develop new reserves. Wexpro's profitability depends on its ability to develop gas reserves that are economically recoverable. Productive natural gas and oil reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics. Because of significant production decline rates in several of Wexpro's producing areas, substantial capital expenditures are required to develop gas reserves to replace those depleted by production.

Wexpro’s rate of development of cost-of-service gas may vary depending upon market conditions. Wexpro develops cost-of-service gas and oil in accordance with accepted standards and prudent field-management and engineering practices. These standards and practices are influenced by gas and oil commodity prices and other market conditions.

Gas and oil reserve estimates are imprecise and subject to revision. Wexpro's proved natural gas and oil reserve estimates are prepared annually by its reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Estimates of economically recoverable reserves prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process also involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. Actual results most likely will vary from the estimates. Any significant variance from these assumptions could affect the recoverable quantities of reserves attributable to any particular property, the classifications of reserves, the estimated future net cash flows from proved reserves and the present value of those reserves.

Shortages of oilfield equipment, services and qualified personnel could impact results of operations. The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and gas industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. There also have been regional shortages of drilling rigs and other equipment, as demand for specialized rigs and equipment has increased along with the number of wells being drilled. These factors also cause increases in costs for equipment, services and personnel. These cost increases could restrict the ability to drill wells and conduct operations, especially during periods of lower natural gas and oil prices.

Operations involve numerous risks that might result in accidents and other operating risks and costs. Drilling is a high-risk activity. Operating risks include: fire, explosions and blow-outs; unexpected drilling conditions such as abnormally pressured formations; abandonment costs; pipe, cement or casing failures; environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids (including groundwater contamination). The Company could incur substantial losses as a result of injury or loss of life; pollution or other environmental damage; damage to or destruction of property and equipment; regulatory investigation; fines or curtailment of operations; or legal fees and other expenses incurred in the prosecution or defense of litigation. As a working interest owner in wells operated by other companies, the Company may also be exposed to the risks enumerated above that are not within its care, custody or control.

There are also inherent operating risks and hazards in the Company's gas and oil production, processing, transportation and distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. Certain company pipelines have been in service for a number of years. As these pipelines age, the risk may increase of pipeline leakage or failure due to corrosion, fatigue or third-party damage. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the damages resulting from these risks. Certain segments of the Company's pipelines run through such areas. In spite of the Company's precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company's customers. Such circumstances could adversely impact the Company's ability to meet contractual obligations and retain customers.

While the Company works to mitigate the risk of pipeline failures by assessing and replacing sections of more vulnerable pipelines and by implementing other measures as part of its pipeline integrity program, Questar cannot assure that these measures will be successful in avoiding serious accidents, explosions, injuries, death or loss.

As is customary in the natural gas development and production, transportation and distribution industries, the Company maintains insurance against some, but not all, of these potential risks and losses. Questar cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on the Company's financial condition and operations.

Questar is dependent on bank credit facilities and continued access to capital markets to successfully execute its operating strategies. Questar also relies on access to short-term commercial paper markets. The Company is dependent on these capital sources to provide financing for working capital and certain projects. The availability and cost of these credit sources can vary significantly; and these capital sources may not remain available or the Company may not be able to obtain capital at a reasonable cost in the future. In lieu of commercial paper issuance, the Company at times has utilized back-up lines-of-credit with banks to meet short-term funding needs. Banks may be unable or unwilling to extend back-up lines-of-credit in the future. Questar's bank credit facilities and commercial-paper program are subject to variable interest rates. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct the Company's businesses, the Company may not be able to keep investment-grade ratings.

The economic downturn increases credit risk. Questar has significant credit exposure in outstanding accounts receivable from customers in all segments of its business. Questar has tightened its credit procedures, for example, by requiring deposits or prepayments to help manage this risk. Questar also aggressively pursues collection of past-due accounts receivable.

Questar may incur liabilities associated with the Spinoff of QEP. Questar received a Private Letter Ruling from the Internal Revenue Service that the distribution of QEP qualities for tax-free treatment. The ruling relied on certain representations, assumptions and undertakings, including those related to past and future conduct of Questar’s and QEP’s business. The Internal Revenue Service could determine that the distribution of QEP is a taxable transaction if it determines that any of the representations, assumptions and undertakings is false or has been violated. If this occurs, Questar would face significant tax liability. Questar and QEP entered into several agreements in connection with the Spinoff, including a separation agreement, a tax matters agreement and a transition service agreement. Questar and QEP continue to cooperate in the filing of tax returns, operation of certain facilities and performance of certain transition services. Questar could face additional costs or liabilities if there are disputes regarding these agreements.

Risks Related to Regulation

Questar is subject to complex federal, state and local laws and regulations that could adversely affect its cost of doing business. The Company is subject to federal, state and local environmental, health and safety laws and regulations. Environmental laws and regulations are complex, change frequently and tend to become more restrictive over time. Questar must comply with the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, and the National Historic Preservation Act and similar state laws.

Federal and state agencies frequently impose conditions on the Company's activities. These restrictions have become more stringent over time and can limit or prevent natural gas development and production on Wexpro’s leaseholds or construction of new transmission or distribution pipelines and related facilities. The United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal-land use and private-land use and could delay or prohibit land access or development. The listing of certain species, such as the sage grouse, as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, corrective actions, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

Certain environmental groups oppose drilling on some of Wexpro’s federal and state leases. These groups sometimes sue federal and state agencies for alleged procedural violations in an attempt to stop, limit or delay natural gas and oil development on public lands.

All wells drilled in tight-gas-sand and shale reservoirs require hydraulic-fracture stimulation to achieve economic production rates and recoverable reserves. A significant portion of Wexpro’s current and future production and reserve potential is derived from reservoirs that require hydraulic-fracture stimulation to be commercially viable. Currently, all well-construction activities, including hydraulic-fracture stimulation, are regulated by state agencies that review and approve all aspects of gas-and oil-well design and operation. New environmental initiatives, proposed federal and state legislation, and  rulemaking pertaining to hydraulic-fracture stimulation could include additional permitting and reporting requirements and potential restrictions on the use of hydraulic-fracture stimulation that could materially affect the Company's ability to develop and produce gas and oil reserves.

In addition, the Company is subject to federal and state hazard communications and community right-to-know statutes and regulations such as the Emergency Planning and Community Right-to-Know Act that require certain recordkeeping and reporting of the use and release of hazardous substances.

Various federal agencies within the U.S. Department of the Interior, particularly the Minerals Management Service and the Bureau of Indian Affairs, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations include such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. One or more of these factors may increase the Company's costs of doing business on Native American tribal lands and have an impact on the viability of its natural gas development, production, gathering, processing and transportation operations on such lands.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of Wexpro’s natural gas development and production operations and Questar Pipeline’s construction projects. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, needed permits may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict Questar's ability to conduct its operations or to do so profitably.

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

Questar may be exposed to certain regulatory and financial risks related to climate change. Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse-gas emissions. It is likely that Congress will enact legislation to regulate greenhouse-gas emissions in the future, though not in 2011. The EPA has adopted regulations for the measurement and reporting of greenhouse gases emitted from combustion at large facilities (emitting more than 25,000 metric tons/year of carbon dioxide equivalent) beginning in 2010. The first report is to be filed with the EPA by March 31, 2011. Reporting under this regulation will be expanded to include measurement and reporting of greenhouse-gas emissions attributed to methane venting and leaking in 2011. This regulation will affect all Questar subsidiaries in 2011, and will require measurement and monitoring in the natural gas producing basins in which Wexpro operates, as well as in Questar Pipeline’s compressor stations, storage fields, and processing facilities. Questar Gas will be responsible for reporting combustion emissions for all of its customers, as well as for measurement and monitoring of gate-station methane emissions. EPA’s Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which went into effect January 1, 2011, regulates greenhouse gases as a Clean Air Act pollutant. This rule will be phased in to regulate greenhouse gas at large new sources or at existing sources undergoing major modifications. There are efforts in the current Congress to undo the Tailoring Rule; it is too early to predict whether these efforts will be successful. Analysis of near-term capital projects indicates that these permitting regulations will not inhibit development or expansion of Questar services, unless EPA reduces thresholds in the future.

While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar's business, operations, or financial results. If forthcoming regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial, and electricity generation applications is essential to lower U.S. greenhouse-gas emissions, use of natural gas in these applications will increase. Similarly, natural gas will be essential in ensuring electrical- grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative transportation fuel continues to grow, with Questar actively involved in expanding refueling infrastructure. On the other hand, federal regulation of carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties, all located in the Rocky Mountains, are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases. However, management does not believe that such physical risks are reasonably likely to have a material effect on the Company's financial condition or results of operations.

FERC regulates the transportation and storage of natural gas and natural gas markets. Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchase, sale, abandonment and other activities. FERC policies may adversely affect Questar Pipeline profitability. Over the past two years, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules and Order No. 720 requires intrastate pipelines to report available transportation capacity. In addition to the orders, FERC released a policy statement on compliance in which it states that companies must have a "rigorous" FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non-compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations. In late 2010 FERC issued a revised policy statement on penalty guidelines. These guidelines indentify mitigation measures companies can take to minimize or reduce the risk of a significant FERC compliance penalty.

State agencies regulate the distribution of natural gas. Questar Gas’s natural gas-distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchase, sale and other activities. PSCU and PSCW policies and decisions may adversely affect Questar Gas profitability.

Other Risks

General economic and other conditions impact Questar's results. Questar's results may also be negatively affected by: changes in global economic conditions; changes in regulation; creditworthiness of counterparties; rate of inflation and interest rates; weather and natural disasters; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar.

The underfunded status of the Company’s defined benefit pension plans may require large contributions, which may divert funds from other uses. As of December 31, 2010, the Company’s defined benefit pension plans were $132.5 million underfunded. The underfunded status of the pension plans may require large contributions, which may divert funds from other uses by the Company. Over time, periods of declining interest rates and pension asset values may result in further reduction of the funding status of the plans and require additional contributions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro

Wexpro develops and produces cost-of-service reserves for Questar Gas under the terms of the Wexpro Agreement. The estimates of proved reserves were made by Wexpro's reservoir engineers as of December 31, 2010. All reported reserves are located in the United States. Wexpro sells crude oil production from certain oil-producing properties at market prices. Wexpro recovers its cost and return on investment from the proceeds. Any residual operating income after recovery of Wexpro costs and return is shared 54% Questar Gas, 46% Wexpro. The following table sets forth estimated natural gas and oil reserves.

	December 31, 2010
	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(MMbbl)	(Bcfe)
Proved developed reserves	463.8	3.2	482.6
Proved undeveloped reserves	274.6	1.7	284.9
Total proved reserves	738.4	4.9	767.5

Refer to Note 16 of the financial statements included in Item 8 of Part II of this Annual Report for additional information pertaining to the Company's reserves at the end of each of the last three years.

In addition to this filing, Wexpro will file reserves estimates as of December 31, 2010, with the Energy Information Administration of the Department of Energy on Form EIA-23. Although Wexpro uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for the wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

Production

The following table sets forth the net production volumes and the production costs per Mcfe for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Volumes produced
Natural gas (Bcf)	50.2	48.2	46.1
Oil and NGL (MMbbl)	0.4	0.4	0.4
Total production (Bcfe)	52.9	50.7	48.6
Lifting costs (per Mcfe)
Lease operating expense	$0.38	$0.42	$0.48
Production taxes	0.51	0.39	0.78
Total lifting costs	$0.89	$0.81	$1.26

Productive Wells

The following table summarizes the Company's productive wells as of December 31, 2010. All wells are located in the United States.

	Gas Wells	Oil Wells	Total
Gross	1,415	116	1,531
Net	592.8	38.2	631.0

Although many wells produce both gas and oil, a well is categorized as either a gas or an oil well based upon the ratio of gas to oil produced. Each gross well completed in more than one producing zone is counted as a single well. At the end of 2010, the Company had 13 gross wells with multiple completions.

Leasehold Acres

The following table summarizes developed acreage in which the Company owns a working interest as of December 31, 2010. Developed acreage is acreage assigned to productive wells. The Company does not have any undeveloped acreage. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding-royalty and other similar interests. All leasehold acres are located in the United States.

	Developed Acres
	Gross	Net
Wyoming	99,918	84,621
Colorado	29,094	25,234
Utah	14,093	13,853
Other	759	759
Total	143,864	124,467

Drilling Activity

The following table summarizes the number of development wells drilled by Wexpro during the years indicated. Wexpro did not drill any exploratory wells.

	Productive		Dry
	Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Net Wells Completed
Development	28.9	35.4	38.6	1.0	4.0	-

Gross Wells Completed
Development	44	54	75	1	4	-

INTERSTATE GAS TRANSPORTATION – Questar Pipeline

Questar Pipeline has firm-transportation contracts of 4,744 Mdth per day. These commitments include 1,956 Mdth per day for Questar Pipeline; 1,687 Mdth per day for Overthrust Pipeline; 81 Mdth per day for Southern Trails Pipeline; and, 1,020 Mdth per day for Questar Pipeline's 50% ownership of White River Hub. Questar Pipeline's transportation system includes 2,568 miles of natural gas-transportation pipelines that interconnect with other pipelines. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline's natural gas-transportation-pipeline mileage includes: pipelines at storage fields and tap lines used to serve Questar Gas; 214 miles of Overthrust Pipeline, a wholly owned subsidiary; and 487 miles of the Southern Trails Pipeline, a wholly owned subsidiary; but does not include 96 miles of Southern Trails Pipeline that is not in service in southern California. Questar Pipeline's system ranges in diameter from lines that are less than four inches to 36-inches. Questar Pipeline also owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines.

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

RETAIL GAS DISTRIBUTION - Questar Gas

Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, the metropolitan Salt Lake area, Provo, and Ogden. It also serves customers throughout the state, including the cities of Price, Roosevelt, Park City, Logan, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 27,277 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

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

Regulatory Proceedings

See Note 10 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  (REMOVED AND RESERVED.)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Five-Year Cumulative Total Return to Shareholders

The following graph compares the cumulative total return of the Company's common stock with the cumulative total returns of a new peer group of diversified natural gas companies selected by Questar, a prior peer group selected by the Company and of the S&P Composite-500 Stock Index. Questar selected a new peer group in 2010 because of the Spinoff of QEP. Some of the companies in the prior peer group did not match the business profile or size of Questar after the Spinoff.

$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
2005
2006
2007
2008
2009
2010
Questar
Prior Peer Group
S&P 500
Current Peer Group

	2005	2006	2007	2008	2009	2010
Questar	$100.00	$111.02	$146.09	$89.19	$115.14	$141.80
Current peer group	100.00	125.30	133.84	96.45	129.70	146.56
Prior peer group	100.00	120.45	153.13	78.39	109.48	128.99
S&P 500	100.00	115.79	122.16	76.97	97.33	112.00

The chart assumes $100 is invested at the close of trading on December 31, 2005, in the Company's common stock, an index of current peer companies, an index of prior peer companies and the S&P 500 Index. It also assumes all dividends are reinvested. For 2010 the Company had a total return of 23.2% compared to 12.4% for the current peer group, 17.8% for the prior peer group and 15.1% for the S&P 500 Index. For the five-year period, the Company had a compound annual total return of 7.2% compared to 7.9% for the current peer group, 5.2% for the prior peer group and 2.3% for the S&P 500 Index. The current peer group is comprised of AGL Resources, Inc., Atmos Energy Corporation, Energen Corporation, EQT Corporation, MDU Resources Group, Inc., National Fuel Gas Company, NICOR Inc., NISOURCE, Inc., Northwest Natural Gas Company, ONEOK, Inc., Piedmont Natural Gas Company, Southern Union Company, Southwest Gas Corporation, and WGL Holdings, Inc. The prior peer group is comprised of El Paso Corporation, Energen Corporation, EQT Corporation, MDU Resources Group, Inc., National Fuel Gas Company, and The Williams Companies, Inc.

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of Questar under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the graph by reference.

Questar's common stock is listed on the New York Stock Exchange (NYSE:STR). As of January 31, 2011, Questar had 8,718 shareholders of record. Following is a summary of Questar's quarterly stock-price and dividend information:

	High price	Low price	Dividend
	(per share)
2010
First quarter	$14.89	$12.62	$0.130
Second quarter	16.94	13.57	0.130
Third quarter	17.62	14.86	0.140
Fourth quarter	$18.30	$16.52	0.140
			$0.540
2009
First quarter	$12.16	$8.01	$0.125
Second quarter	11.90	9.19	0.125
Third quarter	12.21	9.02	0.125
Fourth quarter	$14.01	$11.27	0.130
			$0.505

Stock prices for 2009 and the first and second quarters of 2010 have been recast to reflect the Spinoff of QEP. The stock prices have been bifurcated based on the ratio of the when-issued prices of Questar and QEP on June 30, 2010.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Questar had no unregistered sales of equity during the fourth quarter of 2010. Questar repurchased shares in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended December 31, 2010.

2010	Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October	53,133	$17.11	-	-
November	37,552	17.14	-	-
December	67,430	17.53	-	-
Total	158,115	$17.29	-	-

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the five years ending December 31, 2010, is provided in the table below. Refer to Item 7 and Item 8 in Part II of this Annual Report for discussion of facts affecting the comparability.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per-share amounts)
Results Of Operations
Revenues	$1,123.6	$1,109.9	$1,201.9	$1,080.2	$1,200.1
Operating income	343.3	328.2	307.3	257.2	244.7
Income from continuing operations	192.3	180.5	172.2	145.8	138.0
Discontinued operations net of income taxes	146.9	212.8	511.6	361.6	306.1
Net income attributable to Questar	$ 339.2	$ 393.3	$ 683.8	$ 507.4	$ 444.1
Earnings per common share attributable to Questar
Basic from continuing operations	$ 1.09	$ 1.03	$ 1.00	$ 0.84	$ 0.81
Basic from discontinued operations	0.84	1.23	2.96	2.11	1.79
Basic total	$ 1.93	$ 2.26	$ 3.96	$ 2.95	$ 2.60
Diluted from continuing operations	$ 1.08	$ 1.02	$ 0.98	$ 0.83	$ 0.80
Diluted from discontinued operations	0.83	1.21	2.90	2.05	1.74
Diluted total	$ 1.91	$ 2.23	$ 3.88	$ 2.88	$ 2.54
Weighted-average common shares outstanding
Used in basic calculation	175.4	174.1	172.8	172.0	170.9
Used in diluted calculation	178.0	176.3	176.1	175.9	175.2
Financial Position
Total assets of continuing operations	$3,373.6	$3,189.7	$3,115.7	$2,809.7	$2,433.5
Total assets of discontinued operations	-	5,828.9	5,741.0	3,336.8	2,858.9
Total assets at December 31	$3,373.6	$9,018.6	$8,856.7	$6,146.5	$5,292.4
Total liabilities of continuing operations	$2,337.5	$2,053.1	$2,123.2	$1,824.6	$1,547.6
Total liabilities of discontinued operations	-	3,408.4	3,286.0	1,744.0	1,539.3
Total liabilities at December 31	$2,337.5	$5,461.5	$5,409.2	$3,568.6	$3,086.9
Capitalization and short-term debt of continuing operations at December 31
Short-term debt	$ 242.0	$ 221.9	$ 271.8	$ 363.8	$ 109.8
Current portion of long-term debt	182.0	-	42.0	101.3	10.0
Long-term debt (less current portion)	898.5	831.2	829.8	521.9	623.2
Total equity	$1,036.1	$1,136.6	$ 992.5	$ 985.1	$ 885.9
Book value per common share of continuing operations at December 31	$ 5.87	$ 6.51	$ 5.72	$ 5.70	$ 5.16

Cash Flow From Continuing Operations
Net cash provided by operating activities	$ 350.9	$ 428.8	$ 271.5	$ 334.0	$ 310.2
Capital expenditures	(320.3)	(299.8)	(349.0)	(559.4)	(246.1)
Net cash used in investing activities	(525.7)	(249.8)	(357.0)	(494.7)	(177.8)
Net cash provided by (used in) financing activities	185.1	(167.5)	74.0	167.1	(136.9)
Dividends Per Share	$0.54	$0.505	$0.4925	$0.485	$0.465

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

Following are comparisons of income (loss) from continuing operations by line of business:

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions, except per-share amounts)
Wexpro	$ 88.1	$ 80.7	$ 73.9	$ 7.4	$ 6.8
Questar Pipeline	67.4	58.2	58.0	9.2	0.2
Questar Gas	43.9	41.6	40.2	2.3	1.4
Corporate	(7.1)	-	0.1	(7.1)	(0.1)
Income from continuing operations	$192.3	$180.5	$172.2	$11.8	$ 8.3
Earnings per share - diluted	$ 1.08	$ 1.02	$ 0.98	$0.06	$0.04
Average diluted shares	178.0	176.3	176.1	1.7	0.2

WEXPRO

Wexpro reported net income of $88.1 million in 2010 compared to $80.7 million in 2009 and $73.9 million in 2008. The growth in net income resulted from increased investment in cost-of-service gas development wells. Following is a summary of Wexpro financial and operating results:

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Operating Income
REVENUES
Operator service fee	$239.5	$224.9	$210.1	$14.6	$14.8
Oil and NGL sales	25.1	17.4	30.7	7.7	(13.3)
Other	0.2	0.6	0.2	(0.4)	0.4
Total Revenues	264.8	242.9	241.0	21.9	1.9
OPERATING EXPENSES
Operating and maintenance	20.2	21.2	23.5	(1.0)	(2.3)
General and administrative	20.5	17.0	13.7	3.5	3.3
Depreciation, depletion and amortization	62.1	58.8	48.5	3.3	10.3
Production and other taxes	26.8	20.0	37.7	6.8	(17.7)
Oil income sharing	1.1	1.0	6.1	0.1	(5.1)
Total Operating Expenses	130.7	118.0	129.5	12.7	(11.5)
Net (loss) from asset sales	(0.4)	(0.3)	(0.2)	(0.1)	(0.1)
OPERATING INCOME	$133.7	$124.6	$111.3	$ 9.1	$13.3
--

Operating Statistics
Production volumes
Natural gas (Bcf)	50.2	48.2	46.1	2.0	2.1
Oil and NGL (MMbbl)	0.4	0.4	0.4	-	-
Oil and NGL average sales price (per bbl)	$65.55	$46.73	$82.90	$18.82	($36.17)
Investment base at year end	$456.6	$431.9	$410.6	$ 24.7	$ 21.3

Revenues

Wexpro earned a 19.8% after-tax return on average investment base in 2010 compared to 19.8% in 2009 and 20.0% in 2008. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro’s investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation. Following is a summary of changes in the Wexpro investment base:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Investment base at beginning of year	$431.9	$410.6	$300.4
Successful development wells and related equipment	99.9	99.8	171.2
Depreciation, depletion and amortization	(57.9)	(54.3)	(43.9)
Change in deferred taxes	(17.3)	(24.2)	(17.1)
Investment base at end of year	$456.6	$431.9	$410.6

Wexpro produced 50.2 Bcf of cost-of-service natural gas for Questar Gas during 2010, compared to 48.2 Bcf in 2009 and 46.1 Bcf in 2008. The higher production levels are due to increased investment in gas-development wells. Cost-of-service natural gas production provided approximately 51% of Questar Gas's supply requirements in 2010 compared to 51% in 2009 and 49% in 2008.

Revenues from oil and NGL sales increased 44% in 2010 compared to 2009 after decreasing 43% in 2009 compared to 2008. The variability in oil and NGL revenues is due to changes in the market price of oil and NGLs. The average selling price for oil and NGL increased 40% in 2010 compared to 2009 and decreased 44% in 2009 compared to 2008.

Expenses

Operating and maintenance expenses were $0.38 per Mcfe in 2010, $0.42 per Mcfe in 2009 and $0.48 per Mcfe in 2008. The lower amounts in 2010 and 2009 were due to reduced spending on repairs and well workovers. General and administrative expenses were $3.5 million higher in 2010 compared to 2009 and $3.3 million higher in 2009 compared to 2008. The 2010 and 2009 increases were due to higher compensation, employee benefits and allocated corporate expenses.

Production and other taxes were $6.8 million higher in 2010 compared to 2009 and $17.7 million lower in 2009 compared to 2008. These taxes were $0.51 per Mcfe in 2010, $0.39 per Mcfe in 2009 and $0.78 per Mcfe in 2008. The variability in production and other taxes is due to changes in the wellhead market value of natural gas, oil and NGL production. The average price of natural gas used to calculate production taxes was $4.48 per Mcf in 2010, $3.31 per Mcf in 2009 and $7.22 per Mcf in 2008.

Depreciation, depletion and amortization expense was $1.47 per Mcfe in 2010, $1.44 per Mcfe in 2009 and $1.27 per Mcfe in 2008. The depreciation, depletion and amortization rate has been increasing because of higher development costs and the depletion of older lower-cost natural gas reserves.

Under the terms of the Wexpro Agreement, Wexpro shares 54% of its operating income from oil development with Questar Gas after recovery of expenses and a return on Wexpro’s investment in successful wells. Questar Gas received oil-income sharing amounting to $1.1 million in 2010, $1.0 million in 2009 and $6.1 million in 2008.

QUESTAR PIPELINE

Questar Pipeline reported 2010 net income of $67.4 million compared to $58.2 million in 2009 and $58.0 million in 2008. The increase in 2010 was due to higher transportation revenues from system expansions and higher liquid revenues. Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Operating Income
REVENUES
Transportation	$188.7	$173.2	$172.4	$15.5	$ 0.8
Storage	37.6	39.4	39.1	(1.8)	0.3
NGL sales - transportation	12.3	7.0	13.9	5.3	(6.9)
NGL sales - field services	11.6	4.2	0.5	7.4	3.7
Energy services	14.0	13.7	15.3	0.3	(1.6)
Gas processing	3.3	1.2	4.6	2.1	(3.4)
Other	3.7	6.7	2.8	(3.0)	3.9
Total Revenues	271.2	245.4	248.6	25.8	(3.2)
OPERATING EXPENSES
Operating and maintenance	41.4	40.1	37.1	1.3	3.0
General and administrative	41.0	36.1	36.8	4.9	(0.7)
Depreciation and amortization	47.4	44.3	42.7	3.1	1.6
Impairment	-	-	14.0	-	(14.0)
Other taxes	9.0	8.6	7.8	0.4	0.8
Cost of sales	2.4	1.6	1.8	0.8	(0.2)
Total Operating Expenses	141.2	130.7	140.2	10.5	(9.5)
Net gain from asset sales	0.8	0.5	4.5	0.3	(4.0)
OPERATING INCOME	$130.8	$115.2	$112.9	$15.6	$ 2.3
--
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	642.4	624.1	617.3	18.3	6.8
For Questar Gas	112.0	112.9	120.9	(0.9)	(8.0)
Total Transportation	754.4	737.0	738.2	17.4	(1.2)
Transportation revenue (per dth)	$0.25	$0.24	$0.23	$0.01	$0.01
Net-firm-daily-transportation demand at December 31, (including White River Hub of 1,020 Mdth, 1,020 Mdth and 1,005 Mdth in 2010, 2009 and 2008, respectively)	4,744	4,243	4,155	501	88
Natural gas processing
NGL sales (MMgal)	17.9	12.1	8.5	5.8	3.6
NGL sales price (per gal)	$1.33	$0.92	$1.70	$0.41	($0.78)

Revenues

Following is a summary of major changes in Questar Pipeline revenues for 2010 compared to 2009 and 2009 compared to 2008:

	Change
	2010 vs. 2009	2009 vs. 2008
	(in millions)
Transportation
New transportation contracts	$22.3	$11.7
Expiration of transportation contracts	(6.4)	(6.3)
Other	(0.4)	(4.6)
Storage	(1.8)	0.3

NGL sales	12.7	(3.2)
Energy services	0.3	(1.6)
Gas processing	2.1	(3.4)
Other	(3.0)	3.9
Increase (decrease)	$25.8	($ 3.2)

As of December 31, 2010, Questar Pipeline had firm-transportation contracts of 4,744 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,243 Mdth per day as of December 31, 2009, and 4,155 Mdth per day as of December 31, 2008. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. Questar Overthrust Pipeline completed a system expansion of its pipeline between Rock Springs and Wamsutter in December 2009 by adding a compressor at its existing Rocks Springs Station and constructing a new compressor station at Point of Rocks, midway between Rock Springs and Wamsutter. The Company has firm contracts for 300 Mdth per day that began in the first quarter of 2010 and utilizes the expansion capacity.

Questar Gas is Questar Pipeline's largest transportation customer with contracts for 901 Mdth per day. The majority of Questar Gas transportation contracts extend through mid 2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 125 Mdth per day through 2019 and for 380 Mdth per day through 2020. In addition, Wyoming Interstate Company has three contracts on Questar Overthrust Pipeline for transportation from Wamsutter to the proposed Ruby Pipeline near Opal that ramp up to 548.5 Mdth per day by 2015. Two of the contracts started in the first quarter of 2010 and one starts in early 2011 with terms ranging from 10 to 12 years. In February 2011, Questar Overthrust Pipeline completed a 43 mile, 36-inch-diameter pipeline loop of its system from Rock Springs west to its Cabin 31 facility near Blacksfork to support the Wyoming Interstate Company contracts.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline also owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm-storage capacity at Clay Basin for terms extending from two to eight years and 100% of the firm-storage capacity at the aquifer facilities for terms extending for seven years.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service, including depreciation and return on investment, are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline's earnings are driven primarily by demand revenues from firm shippers. Since only about 5% of operating costs are recovered through volumetric charges, changes in transportation volumes do not have a significant impact on earnings.

NGL sales more than doubled in 2010 compared to 2009 and were 22% lower in 2009 compared to 2008. NGL volumes were up 48% in 2010 compared to 2009 and up 42% in 2009 compared to 2008. NGL prices were $1.33 per gallon in 2010, $0.92 per gallon in 2009 and $1.70 per gallon in 2008.

Expenses

Operating and maintenance expenses increased by 3% to $41.4 million in 2010 compared to $40.1 million in 2009 and $37.1 million in 2008. The increases are a result of higher operating and maintenance costs attributable to system expansions and higher labor and outside service costs. General and administrative expenses increased to $41.0 million in 2010 compared to $36.1 million in 2009 and $36.8 million in 2008. The increase in 2010 was due to higher compensation, employee benefits and allocated corporate expenses. Operating, maintenance, general and administrative expenses per dth transported increased to $0.11 in 2010 compared to $0.10 in 2009 and 2008. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation expense increased 7% in 2010 compared to 2009 and increased 4% in 2009 compared to 2008 due to investment in pipeline expansions.

Sale of processing plant and gathering lines

Questar Transportation Services, a subsidiary of Questar Pipeline, sold a carbon dioxide processing plant and some associated gathering facilities in the second quarter of 2008. The net investment in these facilities was $20.0 million. The transaction closed in April 2008 and resulted in a pre-tax gain of $3.9 million.

Impairments

There were no impairments in 2010 or 2009. Charges for asset impairment amounted to $14.0 million in 2008. Questar Pipeline impaired the entire $10.6 million investment in a potential salt cavern storage project located in southwestern Wyoming in the second quarter of 2008 based on a technical and economic evaluation of the project. In the fourth quarter of 2008, Questar Pipeline also took a $3.4 million pre-tax charge for impairment of certain costs associated with the California segment of its Southern Trails Pipeline.

QUESTAR GAS

Questar Gas reported net income of $43.9 million in 2010 compared to $41.6 million in 2009 and $40.2 million in 2008. The 2010 increase was primarily due to increased customers and a general rate case. Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Operating Income
REVENUES
Residential and commercial sales	$833.0	$874.0	$926.7	($41.0)	($52.7)
Industrial sales	26.7	8.3	12.0	18.4	(3.7)
Transportation for industrial customers	9.7	11.2	9.9	(1.5)	1.3
Service	4.8	5.4	5.6	(0.6)	(0.2)
Other	28.7	21.0	46.1	7.7	(25.1)
Total Revenues	902.9	919.9	1,000.3	(17.0)	(80.4)
Cost of natural gas sold	592.2	626.6	736.9	(34.4)	(110.3)
Margin	310.7	293.3	263.4	17.4	29.9
OTHER OPERATING EXPENSES
Operating and maintenance	114.4	106.4	87.1	8.0	19.3
General and administrative	49.9	42.9	38.7	7.0	4.2
Depreciation and amortization	43.7	43.8	41.5	(0.1)	2.3
Other taxes	14.1	13.3	11.9	0.8	1.4
Total Other Operating Expenses	222.1	206.4	179.2	15.7	27.2
OPERATING INCOME	$ 88.6	$ 86.9	$ 84.2	$ 1.7	$ 2.7
--
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	105.8	109.4	112.3	(3.6)	(2.9)
Industrial sales	4.5	1.3	1.7	3.2	(0.4)
Transportation for industrial customers	59.3	58.0	62.2	1.3	(4.2)
Total industrial	63.8	59.3	63.9	4.5	(4.6)
Total deliveries	169.6	168.7	176.2	0.9	(7.5)
Natural gas revenue (per dth)
Residential and commercial	$7.88	$7.99	$8.25	($0.11)	($0.26)
Industrial sales	5.89	6.50	6.99	(0.61)	(0.49)
Transportation for industrial customers	0.16	0.19	0.16	(0.03)	0.03
System natural gas cost (per dth)	$5.34	$5.01	$6.14	$0.33	($1.13)
Colder (warmer) than normal temperatures	1%	5%	8%	(4%)	(3%)
Temperature-adjusted usage per customer (dth)	106.9	109.0	109.9	(2.1)	(0.9)
Customers at December 31, (in thousands)	909.6	898.6	888.6	11.0	10.0

Margin Analysis

Questar Gas's margin (revenues less gas costs) increased $17.4 million in 2010 compared to 2009 and increased $29.9 million in 2009 compared to 2008. Following is a summary of major changes in Questar Gas's margin for 2010 compared to 2009 and 2009 compared to 2008:

	Change
	2010 vs. 2009	2009 vs. 2008
	(in millions)
New customers	$ 3.0	$ 2.6
Change in rates	3.1	6.2
Demand-side-management cost recovery	12.2	20.3
Recovery of gas-cost portion of bad-debt costs	(0.7)	(2.4)
Other	(0.2)	3.2
Increase	$17.4	$29.9

At December 31, 2010, Questar Gas served 909,570 customers, up from 898,558 at December 31, 2009, and 888,602 at December 31, 2008. New-customer growth increased the margin by $3.0 million in 2010 and $2.6 million in 2009.

Temperature-adjusted usage per customer decreased 2% in 2010 compared to 2009 and decreased 1% in 2009 compared to 2008. The impact on the company margin from changes in usage per customer has been mitigated by a CET that was approved by the PSCU beginning 2006. The CET adjustment increased revenues by $2.9 million in 2010 and decreased revenues by $4.0 million in 2009, which offset changes in customer usage.

Weather, as measured in degree days, was 1% colder than normal in 2010, 5% colder than normal in 2009 and 8% colder than normal in 2008. A weather-normalization adjustment on customer bills generally offsets financial impacts of moderate temperature variations.

On April 8, 2010, the PSCU approved a settlement in Questar Gas’s Utah general rate case. The stipulation, effective August 1, 2010, authorized an increase in the utility’s allowed return on equity from 10% to 10.35% and indefinitely extended the existing CET. In the stipulation, the PSCU approved an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. The stipulation agreement increased customer rates by $5.0 million annually with the changes in rates effective August 1, 2010.

In August 2008, Questar Gas filed a general rate case in Wyoming. In the second quarter of 2009, Questar Gas received an order from the PSCW increasing rates by $0.4 million effective July 2009. The PSCW allowed a return on equity of 10.5%.

Expenses

Cost of natural gas sold decreased 5% in 2010 compared to 2009 and decreased 15% in 2009 compared to 2008 due to decreases in the cost of purchased gas. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2010, Questar Gas had a $10.7 million under-collected balance in the purchased-gas adjustment account representing costs yet to be recovered from customers.

Operating and maintenance expenses increased $8.0 million in 2010 compared to 2009 due to a $12.2 million increase in DSM costs, partially offset by a $3.1 million decrease in bad-debt costs. Operating and maintenance expenses increased $19.3 million in 2009 compared to 2008 due to a $20.2 million increase in DSM costs recovered from customers. Bad-debt costs decreased $3.0 million in 2009. General and administrative costs increased $7.0 million in 2010 compared to 2009 and increased $4.2 million in 2009 compared to 2008 due to higher compensation, employee benefits and allocated corporate expenses. The sum of operating, maintenance, general and administrative expenses not including DSM costs per customer was $138 in 2010 compared to $136 in 2009 and $135 in 2008.

Depreciation expense was flat in 2010 compared to 2009 as higher depreciation expense from plant additions was offset by lower depreciation rates authorized in the last rate case. Depreciation expense increased 6% in 2009 compared to 2008 as a result of plant additions from customer growth and system expansion.

Other Consolidated Results

Separation Costs

In 2010, Questar’s share of costs directly related to the Spinoff of QEP was $11.5 million before income taxes, or $8.8 million after income taxes. These costs include legal, advisory and severance costs. The tax impact was reduced by non-deductible costs.

Interest and Other Income

Interest and other income decreased $0.8 million in 2010 compared to 2009 and decreased $10.1 million in 2009 compared to 2008 The details of interest and other income for the last three years are shown in the table below:

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Interest income and other earnings	$4.5	$ 4.1	$ 4.6	$0.4	($0.5)
Inventory sales	0.7	0.9	3.1	(0.2)	(2.2)
Allowance for other funds used during
construction (capitalized finance costs)	2.7	2.6	4.1	0.1	(1.5)
Return earned on working-gas inventory and
purchased-gas-adjustment account	3.8	4.9	5.0	(1.1)	(0.1)
Southern Trails option expiration	-	-	3.0	-	(3.0)
Collection of a note receivable	-	-	2.8	-	(2.8)
Total	$11.7	$12.5	$22.6	($0.8)	($10.1)

Income from unconsolidated affiliate

Income from White River Hub, Questar's sole unconsolidated affiliate, which began operations in 2008, was $3.8 million in 2010 compared to $3.8 million in 2009 and $0.6 million in 2008.

Interest expense

Interest expense decreased 4% in 2010 compared to 2009 after decreasing 7% in 2009 compared to 2008. The decreases are due to lower short-term interest rates. Interest rates on the Company's commercial-paper borrowings in 2010 and 2009 averaged less than 1% per annum after reaching the highest level in recent years in September 2008. Capitalized interest charges on construction projects amounted to $1.2 million in each of the years 2010, 2009 and 2008.

Income taxes

The effective combined federal and state income tax rate was 36.3% in 2010, 36.6% in 2009 and 35.4% in 2008. As a result of the Spinoff of QEP, the 2010 federal income tax return will include the first six months financial results from discontinued operations. The inclusion of the discontinued operations and the effects of bonus depreciation will cause Questar to incur a net operating loss (NOL) for federal income tax purposes for the tax year ending 2010. The estimated NOL is $37.5 million. It is anticipated that Questar will be able to utilize the NOL by offsetting it against future taxable income. The tax sharing agreement that was negotiated between Questar and QEP as part of the Spinoff requires a true-up between the companies for each company’s actual tax liability as the benefits from the NOL carryover are utilized.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Following is a summary of net cash provided by operating activities by continuing operations for 2010, 2009 and 2008:

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Income from continuing operations	$192.3	$180.5	$172.2	$11.8	$ 8.3
Noncash adjustments to net income	266.9	245.0	209.2	21.9	35.8
Changes in operating assets and liabilities	(108.3)	3.3	(109.9)	(111.6)	113.2
Net cash provided by operating activities by continuing operations	$350.9	$428.8	$271.5	($77.9)	$157.3

Noncash adjustments to net income consisted primarily of depreciation, depletion and amortization, and deferred income taxes. Depreciation, depletion and amortization were higher in 2010 compared to 2009 due to investment in plant and equipment. Deferred income taxes were higher in 2010 compared to 2009 due to bonus-tax depreciation. Cash sources from operating assets and liabilities were lower in 2010 compared to 2009 due to reductions in current liabilities including accounts payable and accrued expenses, federal income taxes payable and purchased-gas adjustments. Cash sources from operating assets and liabilities were higher in 2009 compared to 2008 primarily due to changes in the levels of inventories and receivables.

Investing Activities

Capital spending in 2010 amounted to $320.3 million compared to $299.8 million in 2009. The details of capital expenditures in 2010 and 2009 and a forecast for 2011 are shown in the table below:

	Year Ended December 31,
	2011 Forecast	2010	2009
	(in millions)
Wexpro	$100	$90.6	$116.2
Questar Pipeline	105	121.0	100.8
Questar Gas	132	108.6	82.6
Corporate	4	0.1	0.2
Total capital expenditures	$341	$320.3	$299.8

Wexpro

During 2010, Wexpro participated in 79 gross wells (48.1 net), resulting in 28.9 net successful gas wells and 1.0 net dry or abandoned well. The 2010 net drilling-success rate was 96.7%. There were 34 gross wells (18.2 net) in progress at year-end. Wexpro expects to spend $100 million in 2011 for developmental gas drilling.

Questar Pipeline

Questar Overthrust Pipeline, a wholly owned subsidiary of Questar Pipeline, started a system expansion in 2010 looping 43 miles of pipeline between its Cabin 31 facility near Blacksfork and Rock Springs, Wyoming. This expansion was completed in February 2011. Questar Pipeline’s 2011 capital-spending forecast is for transmission-system expansions and pipeline replacements.

Questar Gas

During 2010, Questar Gas added 243 miles of main, feeder and service lines to provide service to 11,012 additional customers and spent $39.3 million to replace high-pressure feeder lines. Questar Gas’s 2011 capital-spending forecast includes customer additions of 12,000 customers and high-pressure feeder line replacements of $45 million.

Financing Activities

Following is a summary of financing activities for 2010, 2009 and 2008:

	Year Ended December 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Common stock issues, net of repurchases	$ 6.8	$ 9.1	($ 8.2)	($ 2.3)	$ 17.3
Change in long-term debt	244.6	(41.2)	245.2	285.8	(286.4)
Change in short-term debt	20.1	(49.9)	(92.0)	70.0	42.1
Dividends paid	(94.8)	(87.9)	(85.4)	(6.9)	(2.5)
Other	8.4	2.4	14.4	6.0	(12.0)
Net cash provided by (used in) financing activities from continuing operations	$185.1	($167.5)	$74.0	$352.6	($241.5)

In connection with the Spinoff of QEP, Questar borrowed $250.0 million under its commercial-paper program and contributed the amount to QEP. In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due 2016 to repay the commercial paper.

In September 2009, Questar Pipeline issued $50.0 million of notes due February 2018 with a 5.40% effective interest rate and used the net proceeds to repay $42.0 million of long-term notes that matured in October 2009.

Questar's consolidated capital structure consisted of 56% combined short- and long-term debt and 44% common shareholders' equity at December 31, 2010, compared to 48% combined short- and long-term debt and 52% common shareholders' equity a year earlier. The Company does not expect the level of debt in the capital structure to materially increase over the next several years.

Questar Pipeline has $180.0 million and Questar Gas has $2.0 million of long-term debt maturing in 2011. Questar Pipeline expects to refinance its maturing debt using publicly traded notes. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

Questar issues commercial paper to meet short-term financing requirements. The bank-credit commitments provide back-up credit liquidity support for Questar’s commercial-paper program. Credit commitments under the bank lines totaled $600.0 million at December 31, 2010, with no amounts borrowed. Commitments of $250.0 million mature on June 29, 2011, and commitments of $350.0 million mature on July 1, 2013. The Company does not plan to renew the $250.0 million bank line. Commercial paper outstanding amounted to $242.0 million at December 31, 2010, compared with $169.0 million a year earlier. The Company’s short-term financing requirements are seasonal and typically peak at December 31 because of Questar Gas’s gas-purchasing requirements. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2011.

In June 2010, Questar entered into a lease agreement for a new headquarters building that is being constructed. The lease term is 17 years beginning when the building is ready for occupancy, which is expected in early 2012. Initial lease payments are $3.2 million per year compared to $3.9 million per year under its current building lease. Questar expects to account for this lease as a capital lease. The Company’s lease on its existing headquarters building will expire at that time.

The Company increased its dividend to common shareholders subsequent to the Spinoff of QEP because of the change in the Company’s risk and return profile. The Company expects to continue to increase its common dividend in the future as a result of visibility and growth in earnings and cash flows.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Questar enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2010:

	Payments Due by Year
	Total	2011	2012	2013	2014	2015	After 2015
	(in millions)
Long-term debt
Questar Pipeline	$ 460.1	$180.0	-	-	-	$ 25.1	$ 255.0
Questar Gas	370.0	2.0	$ 91.5	$ 42.0	-	-	234.5
Questar Corporation	250.0	-	-	-	-	-	250.0
Total	1,080.1	182.0	91.5	42.0	-	25.1	739.5
Interest on fixed-rate long-term debt
Questar Pipeline	120.4	23.3	16.5	16.5	$16.5	16.2	31.4
Questar Gas	267.3	23.3	21.4	15.3	15.1	15.1	177.1
Questar Corporation	37.8	6.9	6.9	6.9	6.9	6.9	3.3
Total	425.5	53.5	44.8	38.7	38.5	38.2	211.8
Gas-purchase contracts - Questar Gas	297.7	64.8	20.7	18.3	18.3	18.3	157.3
Transportation and storage contracts - Questar Gas
With unaffiliated pipelines	235.1	27.3	27.3	27.3	27.3	27.3	98.6
With Questar Pipeline	437.4	70.9	68.0	66.1	62.6	62.6	107.2
Total	672.5	98.2	95.3	93.4	89.9	89.9	205.8

Operating leases
Questar Pipeline	1.2	0.8	0.4	-	-	-	-
Questar Gas	1.0	0.7	0.3	-	-	-	-
Questar Corporation and Wexpro	4.1	2.7	1.4	-	-	-	-
Total	6.3	4.2	2.1	-	-	-	-
Capital lease	67.5	-	2.3	3.2	3.3	3.4	55.3
Drilling-rig contracts - Wexpro	13.9	13.9	-	-	-	-	-
Less intercompany commitments	(437.4)	(70.9)	(68.0)	(66.1)	(62.6)	(62.6)	(107.2)
Total - Questar Consolidated	$2,126.1	$345.7	$188.7	$129.5	$ 87.4	$112.3	$1,262.5
Total - Questar Pipeline	$ 581.7	$204.1	$ 16.9	$ 16.5	$ 16.5	$ 41.3	$ 286.4
Total - Questar Gas	$1,608.5	$189.0	$229.2	$169.0	$123.3	$123.3	$ 774.7

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

Gas and Oil Reserves

Gas and oil reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, and economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. The subjective judgments and variances in data for various fields make these estimates less precise than other estimates included in the financial statement disclosures. See Note 16 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company's estimated proved reserves.

Successful Efforts Accounting for Gas and Oil Operations

The Company follows the successful efforts method of accounting for cost-of-service gas- and oil activities. Under this method, the acquisition costs of proved and unproved properties, successful exploratory wells and development wells are capitalized. Other exploration costs, including geological and geophysical costs, the delay rental and administrative costs associated with unproved property and unsuccessful exploratory well costs are expensed. Costs to operate and maintain wells and field equipment are expensed as incurred.

Capitalized proved-property-acquisition costs are amortized by field using the unit-of-production method based on proved reserves. Capitalized development and exploratory-well costs are amortized similarly by field based on proved developed reserves. The calculation takes into consideration estimated future equipment dismantlement, surface restoration and property-abandonment costs, net of estimated equipment-salvage values. Other property and equipment are generally depreciated using the straight-line method over estimated useful lives or the unit-of-production method for certain processing plants. A gain or loss is generally recognized only when an entire field is sold or abandoned, or if the unit-of-production amortization rate would be significantly affected.

Revenue Recognition

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

Questar Gas’s tariff provides for monthly adjustments to customer bills to approximate the impact of normal temperatures on non-gas revenues. Questar Gas estimates the weather-normalization adjustment for the unbilled revenue each month. The weather-normalization adjustment is evaluated each month and reconciled on an annual basis in the summer to agree with the amount billed to customers. In 2006, the PSCU approved the CET to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of non-gas revenues.

Rate Regulation

Regulatory agencies establish rates for the storage, transportation, distribution and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment. Questar Gas and Questar Pipeline follow accounting standards on Regulated Operations that require the recording of regulatory assets and liabilities by companies subject to cost-based regulation. The FERC, PSCU and PSCW have accepted the recording of regulatory assets and liabilities.

Employee Benefit Plans

The Company has defined-benefit pension, postretirement medical-and life-insurance plans covering a majority of its employees. Employees hired after June 30, 2010, do not participate in the defined-benefit pension plan and employees hired after December 31, 1996, do not participate in the postretirement medical plan. The calculation of the Company's expense and liability associated with its benefit plans requires the use of assumptions that the Company deems to be critical. Changes in these assumptions can result in different expenses and liabilities and actual experience can differ from these assumptions.

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

The assumed liability discount rate reflects the current rate at which the pension benefit obligations could effectively be settled and considers the rates of return available on a portfolio of high-quality, fixed-income investments. The Company discounted its future pension liabilities using rates of 5.75% as of December 31, 2010, and 6.50% as of December 31, 2009. A 0.25% decrease in the discount rate would increase the Company's 2011 estimated annual qualified pension expense by about $1.6 million.

The expected long-term rate of return on benefit-plan assets reflects the average rate of earnings expected on funds invested or to be invested for purposes of paying pension benefits. The Company establishes the expected long-term rate of return at the beginning of each fiscal year giving consideration to the benefit plan's investment mix and historical and forecasted rates of return on these types of securities. The expected long-term rate of return determined by the Company was 7.25% as of January 1, 2011, and January 1, 2010. Benefit plan expense typically increases as the expected long-term rate of return on plan assets decreases. A 0.25% decrease in the expected long-term rate of return causes an approximate $0.8 million increase in the 2011 qualified pension expense.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Questar Pipeline’s primary market-risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market’s expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces the risk that it will not be successful in re-contracting capacity under favorable terms once existing contracts expire. Revenue may be reduced if NGL market prices or volumes decline.

Questar Gas’s primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has decreased due to more energy efficient appliances and homes, and behavior changes in response to higher natural gas prices. The economic impact of this decline in usage per customer has been somewhat offset by the addition of new customers and the CET.

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at December 31, 2010. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy, Wyoming Interstate Pipeline, EnCana Marketing and PacifiCorp.

Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2010.

Interest-Rate Risk

The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company's ability to borrow and the rates quoted by lenders can be adversely affected by illiquid credit markets. The Company had $1,080.5 million of fixed rate long-term debt with a fair value of $1,173.8 million at December 31, 2010, compared to $831.2 million of fixed-rate long-term debt with a fair value of $895.0 million at December 31, 2009. If interest rates had declined 10%, fair value would increase to $1,197.4 million in 2010 and $920.7 million in 2009. The fair value calculations do not represent the cost to retire the debt securities.

Climate-Change Risk

Federal and state courts and administrative agencies are considering the scope and scale of climate-change regulation under various laws pertaining to the environment, energy use and development, and greenhouse-gas emissions. It is likely that Congress will enact legislation to regulate greenhouse-gas emissions in the future, though not in 2011. The Environmental Protection Agency (EPA) has adopted regulations for the measurement and reporting of greenhouse gases emitted from combustion at large facilities (emitting more than 25,000 metric tons/year of carbon dioxide equivalent) beginning in 2010. The first report is to be filed with the EPA by March 31, 2011. Reporting under this regulation will be expanded to include measurement and reporting of greenhouse-gas emissions attributed to methane venting and leaking in 2011. This regulation will affect all Questar subsidiaries in 2011, and will require measurement and monitoring in the natural gas producing basins in which Wexpro operates, as well as in Questar Pipeline’s compressor stations, storage fields, and processing facilities. Questar Gas will be responsible for reporting combustion emissions for all of its customers, as well as for measurement and monitoring of gate-station methane emissions. EPA’s Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which went into effect January 1, 2011, regulates greenhouse gases as a Clean Air Act pollutant. This rule will be phased in to regulate greenhouse gas at large new sources or at existing sources undergoing major modifications. There are efforts in the current Congress to undo the Tailoring Rule; it is too early to predict whether these efforts will be successful. Analysis of near term capital projects indicates that these permitting regulations will not inhibit development or expansion of Questar services, unless EPA reduces thresholds in the future.

While future climate-change regulation is likely, it is too early to predict how this regulation will affect Questar's business, operations, or financial results. If forthcoming regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial, and electricity-generation applications is essential to lower U.S. greenhouse-gas emissions, use of natural gas in these applications will increase. Similarly, natural gas will be essential in ensuring electrical-grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative-transportation fuel continues to grow, with Questar actively involved in expanding refueling infrastructure. On the other hand, federal regulation of carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties, all located in the Rocky Mountains, are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases. However, management does not believe that such physical risks are reasonably likely to have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page No.

Financial Statements:

Questar Corporation

  Report of Independent Registered Public Accounting Firm

31

  Consolidated Statements of Income, three years ended December 31, 2010

32

  Consolidated Balance Sheets at December 31, 2010 and 2009

33

  Consolidated Statements of Equity, three years ended December 31, 2010

35

  Consolidated Statements of Cash Flows, three years ended December 31, 2010

38

Questar Pipeline Company

  Report of Independent Registered Public Accounting Firm

39

  Consolidated Statements of Income, three years ended December 31, 2010

40

  Consolidated Balance Sheets at December 31, 2010 and 2009

41

  Consolidated Statements of Shareholder’s Equity, three years ended December 31, 2010

43

  Consolidated Statements of Cash Flows, three years ended December 31, 2010

44

Questar Gas Company

  Report of Independent Registered Public Accounting Firm

45

  Statements of Income, three years ended December 31, 2010

46

  Balance Sheets at December 31, 2010 and 2009

47

  Statements of Shareholder’s Equity, three years ended December 31, 2010

49

  Statements of Cash Flows, three years ended December 31, 2010

50

Notes Accompanying the Financial Statements

51

Financial Statement Schedules:

Questar Corporation

  Valuation and Qualifying Accounts, for the three years ended December 31, 2010

79

Questar Pipeline Company

  Valuation and Qualifying Accounts, for the three years ended December 31, 2010

79

Questar Gas Company

  Valuation and Qualifying Accounts, for the three years ended December 31, 2010

79

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred  to above present fairly, in all material respects, the consolidated financial position of Questar Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questar Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

February 28, 2011

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
REVENUES
Questar Gas	$ 901.8	$ 918.9	$ 994.2
Questar Pipeline	197.2	173.2	176.6
Wexpro	24.6	17.8	31.1
Total Revenues	1,123.6	1,109.9	1,201.9
OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	280.9	331.4	457.4
Operating and maintenance	175.8	167.6	147.5
General and administrative	108.5	93.4	89.1
Separation costs	11.5	-	-
Production and other taxes	50.6	42.4	58.0
Depreciation, depletion and amortization	153.4	147.1	132.9
Impairment	-	-	14.0
Total Operating Expenses	780.7	781.9	898.9
Net gain from asset sales	0.4	0.2	4.3
OPERATING INCOME	343.3	328.2	307.3
Interest and other income	11.7	12.5	22.6
Income from unconsolidated affiliate	3.8	3.8	0.6
Interest expense	(57.1)	(59.6)	(63.9)
Income From Continuing Operations Before Income Taxes	301.7	284.9	266.6
Income taxes	(109.4)	(104.4)	(94.4)
INCOME FROM CONTINUING OPERATIONS	192.3	180.5	172.2
Discontinued operations, net of income taxes	148.2	215.4	520.6
Discontinued operations, noncontrolling interest	(1.3)	(2.6)	(9.0)
Total Discontinued Operations, Net Of Income Taxes	146.9	212.8	511.6
NET INCOME ATTRIBUTABLE TO QUESTAR	$ 339.2	$ 393.3	$ 683.8
Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$ 1.09	$ 1.03	$ 1.00
Basic from discontinued operations	0.84	1.23	2.96
Basic total	$ 1.93	$ 2.26	$ 3.96
Diluted from continuing operations	$ 1.08	$ 1.02	$ 0.98
Diluted from discontinued operations	0.83	1.21	2.90
Diluted total	$ 1.91	$ 2.23	$ 3.88
Weighted average common shares outstanding
Used in basic calculation	175.4	174.1	172.8
Used in diluted calculation	178.0	176.3	176.1

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 21.8	$ 11.5
Notes receivable	-	39.3
Federal income taxes receivable	37.1	3.3
Accounts receivable, net	122.1	119.5
Unbilled gas accounts receivable	81.6	86.9
Inventories at lower of average cost or market:
Gas stored underground	43.7	42.9
Materials and supplies	19.0	19.9
Current regulatory assets	53.5	43.4
Prepaid expenses and other	9.0	8.6
Deferred income taxes - current	11.8	14.3
Current assets of discontinued operations	-	562.4
Total Current Assets	399.6	952.0
--
Property, Plant and Equipment
Distribution property, plant and equipment	1,817.6	1,721.9
Transportation property, plant and equipment	1,711.1	1,589.8
Cost-of-service gas and oil property, plant and equipment, successful efforts method	1,109.1	1,022.5
Other	5.0	4.7
Total property, plant and equipment	4,642.8	4,338.9
Distribution accumulated depreciation and amortization	(721.3)	(690.4)
Transportation accumulated depreciation and amortization	(545.0)	(502.5)
Cost-of-service gas and oil accumulated depreciation, depletion and amortization,	(487.8)	(428.6)
Other accumulated depreciation and amortization	(4.1)	(3.8)
Total accumulated depreciation, depletion and amortization	(1,758.2)	(1,625.3)
Property, plant and equipment of discontinued operations, net	-	5,091.3
Total Property, Plant and Equipment, net	2,884.6	7,804.9
--
Investment in unconsolidated affiliate	27.9	28.1
--
Other Assets
Goodwill	9.8	9.8
Regulatory assets	21.7	23.5
Other noncurrent assets	30.0	25.1
Noncurrent assets of discontinued operations	-	175.2
Total Other Assets	61.5	233.6
TOTAL ASSETS	$3,373.6	$9,018.6

QUESTAR CORPORATION

	December 31,
	2010	2009
	(in millions)
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$ 242.0	$ 169.0
Notes payable	-	52.9
Accounts payable and accrued expenses	160.5	169.6
Production and other taxes	29.9	24.1
Customer advances	26.2	30.3
Interest payable	8.5	8.2
Current regulatory liabilities	6.0	30.7
Current portion of long-term debt	182.0	-
Current liabilities of discontinued operations	-	584.2
Total Current Liabilities	655.1	1,069.0
--
Long-term debt, less current portion	898.5	831.2
Deferred income taxes	474.7	377.7
Asset retirement obligations	60.9	65.0
Defined benefit pension plan	130.0	166.4
Other postretirement benefits	39.5	40.5
Customer contributions-in-aid-of-construction	45.5	52.2
Other long-term liabilities	33.3	35.3
Noncurrent liabilities of discontinued operations	-	2,824.2
Commitments and contingencies - Note 8
--
EQUITY
Common stock - without par value; 500.0 million shares authorized;
176.5 million outstanding at Dec. 31, 2010, and 174.6 million outstanding at Dec. 31, 2009	493.0	454.8
Retained earnings	647.1	3,077.7
Accumulated other comprehensive (loss)	(104.0)	(30.3)
Total Common Shareholders' Equity	1,036.1	3,502.2
Noncontrolling interest of discontinued operations	-	54.9
Total Equity	1,036.1	3,557.1
TOTAL LIABILITIES AND EQUITY	$3,373.6	$9,018.6

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
	Common Shareholders' Equity
				Accum.		Non- control Interest
	Common Stock		Retained Earnings	Other Comp			Total Equity
	Shares	Amount		Income (Loss)	Total
	(in millions)

Balances at December 31, 2007	172.8	$429.3	$2,173.9	($25.3)	$2,577.9	-	$2,577.9
Common stock issued	1.1	7.1	-	-	7.1	-	7.1
Common stock repurchased	(0.3)	(15.3)	-	-	(15.3)	-	(15.3)
Dividends paid ($0.4925 per share)	-	-	(85.4)	-	(85.4)	-	(85.4)
Share-based compensation	-	16.7	-	-	16.7	-	16.7
Tax benefits from share-based compensation	-	13.2	-	-	13.2	-	13.2
Consolidation of noncontrolling interest	-	-	-	-	-	$29.8	29.8
Distribution to noncontrolling interest	-	-	-	-	-	(9.3)	(9.3)
Comprehensive income
2008 net income	-	-	683.8	-	683.8	9.0	692.8
Other comprehensive income (loss):
Change in unrealized fair value of derivatives	-	-	-	494.0	494.0	-	494.0
Change in unrecognized actuarial gain	-	-	-	(132.8)	(132.8)	-	(132.8)
Change in unrecognized prior-service costs	-	-	-	(13.9)	(13.9)	-	(13.9)
Income taxes	-	-	-	(127.3)	(127.3)	-	(127.3)
Total comprehensive income	-	-	-	-	903.8	9.0	912.8

Balances at December 31, 2008	173.6	451.0	2,772.3	194.7	3,418.0	29.5	3,447.5
Common stock issued	1.2	16.3	-	-	16.3	-	16.3
Common stock repurchased	(0.2)	(7.2)	-	-	(7.2)	-	(7.2)
Dividends paid ($0.505 per share)	-	-	(87.9)	-	(87.9)	-	(87.9)
Share-based compensation	-	22.7	-	-	22.7	-	22.7
Tax benefits from share-based compensation	-	3.6	-	-	3.6	-	3.6
Noncontrolling interest equity adjustment	-	(28.5)	-	-	(28.5)	28.5	-
Tax on equity adjustment	-	(3.1)	-	-	(3.1)	-	(3.1)
Distribution to noncontrolling interest	-	-	-	-	-	(5.7)	(5.7)
Comprehensive income
2009 net income	-	-	393.3	-	393.3	2.6	395.9
Other comprehensive income (loss):
Change in unrealized fair value of derivatives	-	-	-	(405.1)	(405.1)	-	(405.1)
Change in unrecognized actuarial gain	-	-	-	44.5	44.5	-	44.5
Change in unrecognized prior-service costs	-	-	-	3.3	3.3	-	3.3
Income taxes	-	-	-	132.3	132.3	-	132.3
Total comprehensive income	-	-	-	-	168.3	2.6	170.9

Balances at December 31, 2009	174.6	454.8	3,077.7	(30.3)	3,502.2	54.9	3,557.1

Common stock issued	2.3	18.4	-	-	18.4	-	18.4
Common stock repurchased	(0.4)	(11.1)	-	-	(11.1)	-	(11.1)
Dividends paid ($0.54 per share)	-	-	(94.8)	-	(94.8)	-	(94.8)
Share-based compensation	-	22.5	-	-	22.5	-	22.5
Tax benefits from share-based compensation	-	8.4	-	-	8.4	-	8.4
Spinoff of QEP	-	-	(2,675.0)	-	(2,675.0)	(53.8)	(2,728.8)
Distribution to noncontrolling interest	-	-	-	-	-	(2.4)	(2.4)
Comprehensive income
2010 net income	-	-	339.2	-	339.2	1.3	340.5
Other comprehensive income (loss):
Change in unrealized fair value of derivatives	-	-	-	234.2	234.2	-	234.2
Unrealized fair value of derivatives
transferred to QEP	-	-	-	(372.9)	(372.9)	-	(372.9)
Change in unrecognized actuarial gain	-	-	-	17.7	17.7	-	17.7
Change in unrecognized prior-service costs	-	-	-	3.8	3.8	-	3.8
Change in fair value of long-term investment	-	-	-	0.1	0.1	-	0.1
Income taxes	-	-	-	43.4	43.4	-	43.4
Total comprehensive income	-	-	-	-	265.5	1.3	266.8

Balances at December 31, 2010	176.5	$493.0	$647.1	($104.0)	$1,036.1	-	$1,036.1

See notes accompanying the financial statements

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$340.5	$395.9	$692.8
Discontinued operations, net of income taxes	(148.2)	(215.4)	(520.6)
Adjustments to reconcile net income to net cash
provided by operating activities by continuing operations:
Depreciation, depletion and amortization	161.8	154.3	139.6
Deferred income taxes	91.4	82.1	57.3
Impairment	-	-	14.0
Share-based compensation	15.4	9.3	6.2
Net (gain) from asset sales	(0.4)	(0.2)	(4.3)
(Income) from unconsolidated affiliate	(3.8)	(3.8)	(0.6)
Distributions from unconsolidated affiliate	4.0	3.3	-
Other operating	(1.5)	-	(3.0)
Changes in operating assets and liabilities
Accounts receivable	2.9	21.7	(34.4)
Inventories	0.1	24.1	(24.9)
Prepaid expenses	-	(0.2)	(0.6)
Accounts payable and accrued expenses	(18.4)	(16.9)	(16.1)
Federal income taxes	(33.8)	10.2	(10.0)
Regulatory assets and liabilities	(34.8)	(38.2)	(23.2)
Other	(24.3)	2.6	(0.7)
Net Cash Provided By Operating Activities By Continuing Operations	350.9	428.8	271.5
--
INVESTING ACTIVITIES
Property, plant and equipment	(320.3)	(299.8)	(322.0)
Unconsolidated affiliate	-	-	(27.0)
Equity investment in QEP	(250.0)	-	-
Cash used in disposition of assets	(2.6)	(2.0)	(3.7)
Proceeds from disposition of assets and other	0.6	1.9	27.5
Change in notes receivable	39.3	50.1	(31.8)
Distribution from QEP	7.3	-	-
Net Cash Used In Investing Activities By Continuing Operations	(525.7)	(249.8)	(357.0)
--
FINANCING ACTIVITIES
Common stock issued	17.9	16.3	7.1
Common stock repurchased	(11.1)	(7.2)	(15.3)
Long-term debt issued, net of issuance costs	244.6	50.8	346.5
Long-term debt repaid	-	(42.0)	(151.3)
Change in long-term note payable	-	(50.0)	50.0
Change in short-term debt	73.0	(62.1)	(29.5)
Change in notes payable	(52.9)	12.2	(62.5)
Checks outstanding in excess of cash balances	-	(1.2)	1.2

Dividends paid	(94.8)	(87.9)	(85.4)
Tax benefits from share-based compensation	8.4	3.6	13.2
Net Cash Provided By (Used in) Financing Activities From Continuing Operations	185.1	(167.5)	74.0
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	10.3	11.5	(11.5)
Cash provided by operating activities of discontinued operations	475.5	1,149.4	1,224.7
Cash used in investing activities of discontinued operations	(598.6)	(1,146.4)	(2,021.0)
Cash provided by (used in) financing activities of discontinued operations	103.8	(8.8)	818.7
Effect of change in cash and cash equivalents of discontinued operations	19.3	5.8	(22.4)
Change in cash and cash equivalents	10.3	11.5	(11.5)
Beginning cash and cash equivalents	11.5	-	11.5
Ending cash and cash equivalents	$ 21.8	$ 11.5	$ -
--
Supplemental Disclosure of Cash Paid During the Year for:
Interest	$ 53.0	$ 59.0	$ 60.6
Income taxes	44.6	6.4	35.7

See notes accompanying the financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

February 28, 2011

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2010	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$197.2	$173.2	$176.6
From affiliated companies	74.0	72.2	72.0
TOTAL REVENUES	271.2	245.4	248.6

OPERATING EXPENSES
Operating and maintenance	41.4	40.1	37.1
General and administrative	41.0	36.1	36.8
Depreciation and amortization	47.4	44.3	42.7
Impairment	-	-	14.0
Other taxes	9.0	8.6	7.8
Cost of goods sold (excluding operating expenses shown separately)	2.4	1.6	1.8
Total Operating Expenses	141.2	130.7	140.2
Net gain from asset sales	0.8	0.5	4.5
OPERATING INCOME	130.8	115.2	112.9
Interest and other income	0.4	2.5	10.6
Income from unconsolidated affiliate	3.8	3.8	0.6
Interest expense	(28.8)	(29.5)	(32.7)
INCOME BEFORE INCOME TAXES	106.2	92.0	91.4
Income taxes	(38.8)	(33.8)	(33.4)
NET INCOME	$ 67.4	$ 58.2	$ 58.0

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 5.3	$ 3.8
Notes receivable from Questar	30.3	42.7
Federal income taxes receivable	1.1	1.7
Accounts receivable, net	19.1	17.6
Accounts receivable from affiliates	16.2	15.7
Materials and supplies, at lower of average cost or market	7.2	6.0
Prepaid expenses and other	5.2	4.2
Deferred income taxes – current	1.2	0.7
Total Current Assets	85.6	92.4

Property, Plant and Equipment
Transportation	1,196.8	1,152.8
Storage	281.8	274.8
Processing	25.3	22.6
General and intangible	63.4	62.1
Construction work in progress	143.8	77.5
Total Property, Plant and Equipment	1,711.1	1,589.8
Accumulated depreciation and amortization	(545.0)	(502.5)
Total Property, Plant and Equipment, net	1,166.1	1,087.3

Other Assets
Investment in unconsolidated affiliate	27.9	28.1
Goodwill	4.2	4.2
Regulatory and other noncurrent assets	9.6	11.8
Total Other Assets	41.7	44.1
TOTAL ASSETS	$1,293.4	$1,223.8

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ -	$ 0.2
Accounts payable and accrued expenses	40.0	29.2
Accounts payable to affiliates	4.7	2.7
Regulatory liabilities	3.2	3.5
Interest	2.4	2.4
Current portion of long-term debt	180.0	-
Total Current Liabilities	230.3	38.0

Long-term debt, less current portion	280.9	461.2
Deferred income taxes	180.1	162.4
Other long-term liabilities	15.3	15.1
Commitments and contingencies - Note 8

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $1 per share; authorized 25.0 million shares; issued and outstanding 6.6 million shares	6.6	6.6
Additional paid-in capital	344.0	342.7
Retained earnings	236.2	197.8
Total Common Shareholder’s Equity	586.8	547.1
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,293.4	$1,223.8

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	(in millions)
Balance at December 31, 2007	$6.6	$340.9	$136.5	$484.0
2008 net income	-	-	58.0	58.0
Dividends paid	-	-	(27.0)	(27.0)
Share-based compensation	-	0.7	-	0.7
Balance at December 31, 2008	6.6	341.6	167.5	515.7
2009 net income	-	-	58.2	58.2
Dividends paid	-	-	(27.9)	(27.9)
Share-based compensation	-	1.1	-	1.1
Balance at December 31, 2009	6.6	342.7	197.8	547.1
2010 net income	-	-	67.4	67.4
Dividends paid	-	-	(29.0)	(29.0)
Share-based compensation	-	1.3	-	1.3
Balance at December 31, 2010	$6.6	$344.0	$236.2	$586.8

See notes accompanying the financial statements

QUESTAR PIPELINE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 67.4	$ 58.2	$ 58.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	49.9	47.1	45.2
Deferred income taxes	17.2	26.3	10.7
Share-based compensation	1.3	1.1	0.7
Impairment	-	-	14.0
Net (gain) from asset sales	(0.8)	(0.5)	(4.5)
(Income) from unconsolidated affiliate	(3.8)	(3.8)	(0.6)
Distributions from unconsolidated affiliate	4.0	3.3	-
Other	(1.5)	-	(3.0)
Changes in operating assets and liabilities
Accounts receivable	(2.0)	4.4	(11.0)
Materials and supplies	(1.2)	0.2	0.2
Prepaid expenses	(0.3)	(0.9)	(0.2)
Accounts payable and accrued expenses	8.5	(10.4)	(7.5)
Federal income taxes	0.6	(4.5)	(1.8)
Regulatory assets, liabilities and other	1.0	2.4	(3.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	140.3	122.9	96.7

INVESTING ACTIVITIES
Property, plant and equipment	(121.0)	(100.8)	(51.3)
Unconsolidated affiliate	-	-	(27.0)
Cash used in asset dispositions	(1.1)	(0.4)	(0.3)
Proceeds from asset dispositions	0.1	1.5	25.9
Affiliated-company property, plant and equipment transfers	-	(0.1)	(0.5)
Other	-	0.1	1.1
NET CASH USED IN INVESTING ACTIVITIES	(122.0)	(99.7)	(52.1)

FINANCING ACTIVITIES
Change in notes receivable from Questar	12.4	(2.1)	(26.5)
Change in notes payable to Questar	(0.2)	-	(136.7)
Dividends paid	(29.0)	(27.9)	(27.0)
Long-term debt issued, net of issuance costs	-	50.8	198.1
Long-term debt repaid	-	(42.0)	(58.3)
NET CASH USED IN FINANCING ACTIVITIES	(16.8)	(21.2)	(50.4)
Change in cash and cash equivalents	1.5	2.0	(5.8)
Beginning cash and cash equivalents	3.8	1.8	7.6
Ending cash and cash equivalents	$ 5.3	$ 3.8	$ 1.8

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$ 27.0	$ 29.3	$ 31.3
Income taxes	19.2	12.4	24.3

See notes accompanying the financial statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of

Questar Gas Company

We have audited the accompanying consolidated balance sheets of Questar Gas Company as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Gas Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

February 28, 2011

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
	Year Ended December 31,
	2010	2009	2008
	(in millions)
REVENUES
From unaffiliated customers	$901.8	$918.9	$ 994.2
From affiliated companies	1.1	1.0	6.1
TOTAL REVENUES	902.9	919.9	1,000.3

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	278.5	329.8	455.6
From affiliated companies	313.7	296.8	281.3
Total cost of natural gas sold (excluding operating expenses shown separately)	592.2	626.6	736.9
Operating and maintenance	114.4	106.4	87.1
General and administrative	49.9	42.9	38.7
Depreciation and amortization	43.7	43.8	41.5
Other taxes	14.1	13.3	11.9
Total Operating Expenses	814.3	833.0	916.1
OPERATING INCOME	88.6	86.9	84.2
Interest and other income	6.7	7.6	5.2
Interest expense	(26.2)	(28.5)	(25.2)
INCOME BEFORE INCOME TAXES	69.1	66.0	64.2
Income taxes	(25.2)	(24.4)	(24.0)
NET INCOME	$ 43.9	$ 41.6	$ 40.2

See notes accompanying the financial statements

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2010	2009
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 4.7	$ 7.2
Accounts receivable, net	85.3	77.2
Unbilled gas accounts receivable	81.5	86.6
Accounts receivable from affiliates	4.5	3.1
Federal income taxes receivable	7.7	-
Inventories, at lower of average cost or market
Gas storage	43.3	42.5
Materials and supplies	7.9	12.1
Current regulatory assets	52.7	43.3
Prepaid expenses and other	2.9	3.4
Deferred income taxes – current	1.3	3.6
Total Current Assets	291.8	279.0

Property, Plant and Equipment
Distribution	1,490.1	1,414.1
General and other	272.4	267.5
Construction work in progress	55.1	40.3
Total Property, Plant and Equipment	1,817.6	1,721.9
Accumulated depreciation and amortization	(721.3)	(690.4)
Total Property, Plant and Equipment, net	1,096.3	1,031.5

Other Assets
Regulatory assets	15.0	16.0
Goodwill	5.6	5.6
Other noncurrent assets	2.6	7.0
Total Other Assets	23.2	28.6
TOTAL ASSETS	$1,411.3	$1,339.1

QUESTAR GAS COMPANY
BALANCE SHEETS
	December 31,
	2010	2009
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 153.6	$ 87.0
Accounts payable and accrued expenses	102.5	124.1
Accounts payable to affiliates	53.6	47.2
Customer advances	26.2	30.3
Federal income taxes payable	-	0.8
Interest payable	5.8	5.8
Current regulatory liabilities	2.8	27.2
Current portion of long-term debt	2.0	-
Total Current Liabilities	346.5	322.4

Long-term debt, less current portion	368.0	370.0
Deferred income taxes	230.3	189.0
Customer contributions-in-aid-of-construction	45.5	52.2
Other long-term liabilities	5.5	6.5
Commitments and contingencies - Note 8

COMMON SHAREHOLDER’S EQUITY
Common stock - par value $2.50 per share; authorized 50.0 million shares; 9.2 million issued and outstanding	23.0	23.0
Additional paid-in capital	150.3	148.9
Retained earnings	242.2	227.1
Total Common Shareholder’s Equity	415.5	399.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,411.3	$1,339.1

See notes accompanying the financial statements

QUESTAR GAS COMPANY STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	(in millions)
Balance at December 31, 2007	$23.0	$116.7	$201.0	$340.7
Equity contribution	-	30.0	-	30.0
2008 net income	-	-	40.2	40.2
Dividends paid	-	-	(27.5)	(27.5)
Share-based compensation	-	1.2	-	1.2
Balance at December 31, 2008	23.0	147.9	213.7	384.6
2009 net income	-	-	41.6	41.6
Dividends paid	-	-	(28.2)	(28.2)
Share-based compensation	-	1.0	-	1.0
Balance at December 31, 2009	23.0	148.9	227.1	399.0
2010 net income	-	-	43.9	43.9
Dividends paid	-	-	(28.8)	(28.8)
Share-based compensation	-	1.4	-	1.4
Balance at December 31, 2010	$23.0	$150.3	$242.2	$415.5

See notes accompanying the financial statements

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009	2008
	(in millions)
OPERATING ACTIVITIES
Net income	$ 43.9	$ 41.6	$ 40.2
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	48.0	47.8	45.2
Deferred income taxes	43.6	34.1	30.3
Share-based compensation	1.4	1.0	1.2
Changes in operating assets and liabilities
Accounts receivable	(4.4)	7.7	(21.6)
Inventories	3.4	21.2	(23.6)
Prepaid expenses	0.5	(1.4)	0.5
Accounts payable and accrued expenses	(21.6)	0.8	4.3
Federal income taxes	(8.5)	7.9	(3.1)
Regulatory assets, liabilities and other	(37.0)	(41.4)	(20.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	69.3	119.3	52.7

INVESTING ACTIVITIES
Property, plant and equipment	(108.6)	(82.6)	(126.3)
Cash used in disposition of assets	(1.5)	(1.6)	(3.4)
Proceeds from disposition of assets	0.5	0.3	0.3
Affiliated-company property, plant and equipment transfers	-	0.1	0.5
NET CASH USED IN INVESTING ACTIVITIES	(109.6)	(83.8)	(128.9)

FINANCING ACTIVITIES
Change in notes payable to Questar	66.6	(1.3)	15.4
Dividends paid	(28.8)	(28.2)	(27.5)
Equity contribution	-	-	30.0
Long-term debt issued, net of issuance costs	-	-	148.4
Long-term debt repaid	-	-	(93.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37.8	(29.5)	73.3
Change in cash and cash equivalents	(2.5)	6.0	(2.9)
Beginning cash and cash equivalents	7.2	1.2	4.1
Ending cash and cash equivalents	$ 4.7	$ 7.2	$ 1.2

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$25.1	$27.9	$23.4
Income taxes	(9.7)	(18.4)	(2.4)

See notes accompanying the financial statements

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business

Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas company with three complementary and wholly owned lines of business:

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

B. Principles of Consolidation

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

Effective May 18, 2010, Questar Market Resources, Inc., (Market Resources) a wholly owned subsidiary of Questar Corporation, merged with and into its newly-formed, wholly owned subsidiary, QEP, a Delaware corporation in order to reincorporate in the State of Delaware (Reincorporation Merger). The Reincorporation Merger was effected pursuant to an Agreement and Plan of Merger entered into between Market Resources and QEP. The Reincorporation Merger was approved by the boards of directors of Market Resources and QEP and submitted to a vote of, and approved by, Questar, as sole shareholder of Market Resources, and by Market Resources, as sole shareholder of QEP on May 18, 2010.

On June 30, 2010, Questar distributed all of the shares of common stock of QEP held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close business on the record date. In connection therewith, QEP distributed Wexpro Company (Wexpro), a wholly owned subsidiary of QEP, to Questar. In addition, Questar contributed $250.0 million of equity to QEP prior to the Spinoff.

The financial information presented in this Annual Report recasts QEP's financial condition and operating results as discontinued operations for all periods presented through June 30, 2010, and reflects Wexpro's financial condition and operating results as a separate line of business. A summary of discontinued operations can be found in Note 2 to the accompanying the financial statements in Item 8 of this Annual Report. Questar incurred $11.5 million of separation costs in 2010 in connection with the Spinoff.

C. Investment in Unconsolidated Affiliate

Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. The investment in the unconsolidated affiliate on the Company's consolidated balance sheets equals the Company's proportionate share of equity reported by the unconsolidated affiliate. Investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

White River Hub, LLC, a limited liability company and FERC-regulated transporter of natural gas, is the single unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

D. Use of Estimates

The preparation of financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company also incorporates estimates of proved developed and proved gas and oil reserves in the calculation of depreciation, depletion and amortization rates of its gas and oil properties. Changes in estimated quantities of its reserves could impact the Company's reported financial results as well as disclosures regarding the quantities of proved gas and oil reserves. Actual results could differ from these estimates.

E. Revenue Recognition

Wexpro

Wexpro recognizes revenues in the period that services are provided or products are delivered. Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. In accordance with the Wexpro Agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service including a return on Wexpro's investment. Wexpro sells crude-oil production from certain oil-producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Questar Gas and Wexpro with Wexpro retaining 46%. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural gas costs to utility customers.

Wexpro's investment base consists of its investment in commercial wells and related facilities and is adjusted for working capital and reduced for deferred income taxes and accumulated depreciation. Revenue associated with the sale of gas and oil is accounted for using the sales method, whereby revenue is recognized as gas and oil is sold to purchasers. Wexpro may collect revenues subject to possible refunds and establish reserves pending final calculation of the after-tax return on investments, which is adjusted annually.

Questar Pipeline

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

Questar Gas

Questar Gas records revenues for gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas’s tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on non-gas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. The PSCU and PSCW approved a CET to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies a margin per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. Rate adjustments occur every six months under the CET program. The adjustments amortize deferred CET amounts over a 12-month period. These adjustments are limited to 5% of non-gas revenues. Questar Gas allows customers the option of paying an estimated fixed monthly bill throughout the year on a budget-billing program. The estimated payments are adjusted to actual usage annually. The budget-billing option does not impact revenue recognition.

F. Regulation

Wexpro manages and produces cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming (see Note 9).

Questar Pipeline is regulated by the FERC. Questar Gas is regulated by the PSCU and the PSCW. The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas operations in a small area of southeastern Idaho. These regulatory agencies establish rates for the storage, transportation and sale of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

The Company applies the regulatory accounting principles to the rate-regulated businesses. Under these principles, the Company records regulatory assets and liabilities that would not be otherwise recorded under GAAP for non-rate regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain credits or charges that will be recovered from or refunded to customers through the rate-making process.

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity-price derivatives in the purchased-gas-adjustment account. See Note 10 for a description and comparison of regulatory assets and liabilities as of December 31, 2010 and 2009.

G. Cash and Cash Equivalents

Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial-bank accounts that result in available funds the next business day.

H. Notes Receivable and Notes Payable

Notes receivable and notes payable represent pre-Spinoff interest bearing demand notes with former subsidiaries of Questar.

I. Property, Plant and Equipment

Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred with the exception of compressor maintenance costs, which are expensed, based on hours of usage.

Cost-of-service gas and oil operations

The successful efforts method of accounting is used for cost-of-service reserves developed and produced by Wexpro for gas utility affiliate Questar Gas. Cost-of-service reserves are properties for which the operations and return on investment are subject to the Wexpro Agreement (see Note 9). Under the successful efforts method, Wexpro capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, purchasing related support equipment and facilities. Geological and geophysical studies and other exploratory activities are expensed as incurred. Costs of production and general-corporate activities are expensed in the period incurred. A gain or loss is generally recognized on assets as they are retired from service.

Contributions-in-aid of construction

Customer contributions-in-aid of construction reduce plant unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main-line segment within five years. Refundable contributions are recorded as liabilities until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce plant. Capital expenditures in the Consolidated Statements of Cash Flows are reported net of non-refunded contributions.

Depreciation, depletion and amortization

Capitalized costs of development wells are depreciated on a field-by-field basis using the unit-of-production method and the estimated proved developed gas and oil reserves. Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas. The Company capitalizes an estimate of the fair value of future abandonment costs associated with cost-of-service reserves and depreciates these costs using a unit-of-production method.

Depreciation, depletion and amortization for the remaining Company properties is based upon rates that will systematically charge the costs of assets against income over the estimated useful lives of those assets using a straight-line method.

Major categories of fixed assets in gas-distribution, transportation and storage operations are grouped together and depreciated on a straight-line method. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. The Company has not capitalized future-abandonment costs on a majority of its long-lived gas distribution and transportation assets due to a lack of a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than excavate and dispose of the assets. The following represent average depreciation, depletion and amortization rates of the Company's capitalized costs:

	Year Ended December 31,
	2010	2009	2008
Cost-of-service gas and oil properties, per Mcfe	$1.47	$1.44	$1.27
Questar Pipeline transportation, storage and other energy services	3.5%	3.5%	3.7%
Questar Gas distribution plant	2.9%	3.0%	3.1%

Questar Gas depreciation rates were reduced in 2010 due to an updated depreciation study that was implemented effective August 1, 2010, with the Utah general rate case. The change in rates will reduce annual depreciation expense by approximately $3.6 million.

J. Impairment of Long-Lived Assets

Proved gas and oil properties are evaluated on a field-by-field basis for potential impairment. Other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset's carrying value. Triggering events could include, but are not limited to, an impairment of gas and oil reserves caused by mechanical problems, faster-than-expected decline of reserves, lease-ownership issues, other-than-temporary decline in gas and oil prices and changes in the utilization of pipeline assets. If impairment is indicated, fair value is calculated using a discounted-cash-flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices and operating costs. Impairment expense amounted to $14.0 million in 2008 due to Questar Pipeline impairing its entire $10.6 million in a potential salt cavern storage project located in southwestern Wyoming, and $3.4 million impairment for certain costs associated with the California segment of its Southern Trails Pipeline. There were no impairments in 2010 or 2009.

K. Goodwill and Other Intangible Assets

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

L. Capitalized Interest and Allowance for Funds Used During Construction

The Company capitalizes interest costs when applicable. The FERC, PSCU and PSCW require the capitalization of funds used during construction (AFUDC) during the construction period of rate-regulated plant and equipment. The Wexpro Agreement requires capitalization of AFUDC on cost-of-service construction projects. Amounts recorded in the income statement for the capitalization of AFUDC and interest costs are disclosed in the table below.

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Capitalization of AFUDC (recorded as an increase in interest and other income)
Wexpro	$2.4	$1.9	$3.1
Questar Pipeline	0.3	0.7	0.7
Questar Gas	-	-	0.3
Total Capitalization of AFUDC	$2.7	$2.6	$4.1
--
Capitalized interest costs (recorded as a reduction of interest expense)
Questar Pipeline	$1.0	$0.9	$0.4
Questar Gas	0.2	0.3	0.8
Total Capitalized Interest Costs	$1.2	$1.2	$1.2

M. Credit Risk

The Rocky Mountain region is the Company's primary market area. Exposure to credit risk may be affected by the concentration of customers in this region due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses. Loss reserves are periodically reviewed for adequacy and may be established on a specific-case basis.

Bad debt expense associated with accounts receivable amounted to $0.5 million in 2010, $3.4 million in 2009 and $6.6 million in 2008. The 2010 bad-debt expense was reduced by $1.5 million from the settlement of a revenue dispute that had been previously accrued for in the allowance for bad debts. The allowance for bad-debt expenses was $3.2 million at December 31, 2010, and $5.4 million at December 31, 2009. Questar Gas's retail-gas operations account for a majority of the bad-debt expense. Questar Gas estimates bad-debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued.

N. Asset Retirement Obligations

Questar records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than requiring the Company to excavate and dispose of the assets. Cost-of-service ARO applies primarily to abandonment costs associated with gas and oil wells and certain other properties. If recording an ARO is warranted, the fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. See Note 4 for further discussion on ARO.

O. Income Taxes

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

Accounting standards for income taxes specify the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more likely -than not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the years ended December 31, 2010, 2009 and 2008. The federal income tax return for 2009 is currently under examination by the Internal Revenue Service. The 2010 federal income tax return has not been filed.

As a result of the Spinoff of QEP, the 2010 federal income tax return will include the first six months of financial results from discontinued operations. The inclusion of the discontinued operations and the effects of bonus depreciation will cause Questar to incur a net operating loss (NOL) for federal income tax purposes for the tax year ending 2010. The estimated NOL is $37.5 million, which will expire in 2030. It is anticipated that Questar will be able to utilize the NOL by offsetting it against future taxable income. The tax sharing agreement that was negotiated between Questar and QEP as part of the Spinoff requires a true-up between the companies for each company’s actual tax liability as the benefits from the NOL carryover are utilized. See Note 7 for further discussion on income taxes.

P. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options and issuance of unvested restricted stock units. See Note 3 for further discussion on EPS.

Q. Share-Based Compensation

Questar issues stock options, restricted shares and restricted stock units to certain officers, employees and non-employee directors under its Long-Term Stock Incentive Plan (LTSIP). The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. The granting of restricted shares and restricted stock units results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded-vesting periods. See Note 11 for further discussion on share-based compensation.

R. Comprehensive Income

Comprehensive income is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and other comprehensive income (loss). As reported in the Consolidated Statements of Equity, other comprehensive income (loss) includes changes in the market value of commodity-based derivative instruments and long-term investment, recognition of the under-funded position of pension and other postretirement benefit plans and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued and the long-term investment is sold or otherwise realized. Accumulated other comprehensive loss is shown below:

	December 31,
	2010	2009
	(in millions)
Discontinued operations, unrealized gain on derivatives	$ -	$87.1
Pension liability	(93.2)	(104.5)
Postretirement benefits liability	(10.9)	(12.9)
Long-term investment	0.1	-
Accumulated other comprehensive loss	($104.0)	($30.3)

Income taxes allocated to each component of other comprehensive income (loss) for the year are shown in the table below: Expenses are in parentheses.

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Discontinued operations, unrealized gain (loss) on derivatives	$51.6	$150.6	($183.4)
Pension liability	(7.0)	(15.5)	50.8
Postretirement benefits liability	(1.2)	(2.8)	5.3
Income taxes	$43.4	$132.3	($127.3)

S. Business Segments

Line of business information is presented according to senior management's basis for evaluating performance considering differences in the nature of products, services and regulation. Certain intersegment sales include intercompany profit.

T. Reclassifications

Certain reclassifications were made to prior-year financial statements to conform to the 2010 presentation.

All dollar and share amounts in this Annual Report on Form 10-K are in millions, except per-share information and where otherwise noted.

Note 2 - Discontinued Operations

QEP operations are reflected as discontinued operations in this Annual Report on Form 10-K and summarized below:

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Revenues	$1,109.8	$1,972.5	$2,318.8
Operating income	270.5	585.5	933.2
--
Discontinued operations, net of income taxes of $86.3 million in 2010, $117.6 million in 2009 and $283.6 million in 2008	148.2	215.4	520.6
Discontinued operations, noncontrolling interest	(1.3)	(2.6)	(9.0)
Total discontinued operations, net of income taxes	$ 146.9	$ 212.8	$ 511.6
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$0.84	$1.23	$2.96
Diluted from discontinued operations	0.83	1.21	2.90

Note 3 - Earnings Per Share

Earnings Per Share

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

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Weighted-average basic common shares outstanding	175.4	174.1	172.8
Potential number of shares issuable under the LTSIP	2.6	2.2	3.3
Average diluted common shares outstanding	178.0	176.3	176.1

In the past three years, Questar had the ability to issue shares under the terms of the Dividend Reinvestment and Stock Purchase Plan, Employee Investment Plan and Long-Term Stock Incentive Plan.

Dividend Reinvestment and Stock Purchase Plan (Reinvestment Plan)

The Reinvestment Plan allows parties interested in owning Questar common stock to reinvest dividends or invest additional funds in common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Company issued 162,157 shares in 2010, 181,508 shares in 2009, 115,471 shares in 2008 and relied on open market purchases to supplement Company-issued shares in 2010 and 2008. At December 31, 2010, 1,331,210 shares were reserved for future issuance.

Long-Term Stock Incentive Plan

Questar issues stock options, restricted shares and restricted stock units to certain officers, directors and employees under its LTSIP. Stock options for participants have terms ranging from five to ten years with a majority issued with a seven to ten-year term. Options held by employees generally vest in three or four equal, annual installments. Options granted to non-employee directors generally vest in one installment six months after grant. Restricted shares and restricted stock units vest in equal installments over a specified number of years after the grant date with the majority vesting in three or four years. Nonvested restricted shares have voting and dividend rights; however, sale or transfer is restricted. Restricted stock units do not have voting rights until shares are distributed. Restricted stock units also accrue equivalent dividends, which are subject to the same vesting, distribution and voting conditions of the underlying award. For a summary of LTSIP transactions, see Note 11 - Share-Based Compensation.

Note 4 - Asset Retirement Obligations

Questar records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. At Questar, ARO apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar’s ARO from the Consolidated Balance Sheets were as follows:

	2010	2009
	(in millions)
ARO liability at January 1,	$65.0	$58.9
Accretion	2.9	3.3
Liabilities incurred	1.3	0.7
Revisions	(8.3)	2.4
Liabilities settled	-	(0.3)
ARO liability at December 31,	$60.9	$65.0

Questar’s consolidated ARO by line of business is summarized in the table below:

	December 31,
	2010	2009
	(in millions)
Wexpro	$56.0	$60.3
Questar Pipeline	4.1	3.9
Questar Gas	0.8	0.8
Total	$60.9	$65.0

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are recorded as other noncurrent assets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with ARO for properties administered under the Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the Staff of the PSCW.

Note 5 - Fair Value Measurements

Beginning in 2008, Questar adopted the effective provisions of the accounting standards for Fair Value Measurements and Disclosures. These standards define fair value in applying GAAP, establish a framework for measuring fair value and expand disclosures about fair-value measurements. The standards do not change existing guidance as to whether or not an instrument is carried at fair value. The standards establish a fair-value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

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

In February 2008, the FASB delayed the effective date of these standards for one year for certain nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, Questar adopted, without material impact on the Consolidated Financial Statements, the delayed provisions of these standards related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Questar did not have any assets or liabilities measured at fair value on a non-recurring basis at December 31, 2010, and 2009.

The following table discloses the carrying amount and related fair value of certain financial instruments not disclosed in other notes to Questar’s Financial Statements in this Annual Report on Form 10-K:

Questar

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	December 31, 2010		December 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ 21.8	$ 21.8	$ 11.5	$ 11.5
Notes receivable	-	-	39.3	39.3
Long-term investment	13.1	13.1	11.7	11.7
Financial liabilities
Short-term debt	242.0	242.0	169.0	169.0
Notes payable	-	-	52.9	52.9
Long-term debt including current portion	1,080.5	1,173.8	831.2	895.0

The carrying amounts of cash and cash equivalents, notes receivable, short-term debt and notes payable approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk-adjusted borrowing rates. Notes receivable and notes payable represent borrowing transactions between Questar and pre-Spinoff affiliated companies. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds representing funds held in Wexpro's trust (see Note 4). The fair value of the long-term investment is based on quoted prices for the underlying funds, and is considered a Level 1 fair value.

The following table discloses the carrying amount and related fair value of certain financial instruments not disclosed in other notes to Questar Pipeline’s Financial Statements in this Annual Report on Form 10-K:

Questar Pipeline

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	December 31, 2010		December 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ 5.3	$ 5.3	$ 3.8	$ 3.8
Notes receivable from Questar	30.3	30.3	42.7	42.7
Financial liabilities
Notes payable to Questar	-	-	0.2	0.2
Long-term debt	460.9	501.9	461.2	490.9

The carrying amounts of cash and cash equivalents, notes receivable from Questar and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline’s current credit-risk-adjusted borrowing rates.

The following table discloses the carrying amount and related fair value of certain financial instruments not disclosed in other notes to Questar Gas’s Financial Statements in this Annual Report on Form 10-K:

Questar Gas

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	December 31, 2010		December 31, 2009
	(in millions)
Financial assets
Cash and cash equivalents	$ 4.7	$ 4.7	$ 7.2	$ 7.2
Financial liabilities
Notes payable to Questar	153.6	153.6	87.0	87.0
Long-term debt	370.0	425.3	370.0	404.1

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas’s current credit-risk-adjusted borrowing rates.

Note 6 - Debt

The Company has syndicated credit facilities under which it may borrow up to $600.0 million at December 31, 2010. These credit facilities have interest-rate options generally below the prime interest rate and carry annual commitment fees on the unused balance. Under these facilities, consolidated funded debt cannot exceed four times consolidated earnings before interest, taxes, depreciation and amortization. Questar was in compliance with this restriction at December 31, 2010. Commercial-paper borrowings are backed by these credit arrangements. The details of short-term debt are as follows:

	December 31,
	2010	2009
	(in millions)
Commercial paper with variable-interest rates	$242.0	$169.0
Weighted-average interest rate	0.38%	0.31%

Questar centrally manages cash. Notes payable represent pre-Spinoff interest-bearing-demand notes with former subsidiaries of Questar. Amounts loaned earn an interest rate that is identical to the interest rate paid on amounts borrowed. The details of notes payable are as follows:

December 31, 2009
(in millions)
Notes payable with variable-interest rates	$52.9
Interest rate	0.66%

Questar makes loans to Questar Pipeline and Questar Gas under a short-term borrowing arrangement. Amounts loaned earn an interest rate that is identical to the interest rate paid on amounts borrowed. The following table details the notes payable to Questar from Questar Pipeline and Questar Gas and the associated interest rate.

	December 31,
	2010	2009
	(in millions)
Questar Pipeline
Notes payable to Questar with variable-interest rates	-	$0.2
Interest rate	-	0.66%
Questar Gas
Notes payable to Questar with variable-interest rates	$153.6	$87.0
Interest rate	0.48%	0.66%

All short-term notes and the term-bank loan are unsecured obligations and rank equally with all other unsecured liabilities. The terms of the Questar Pipeline and Questar Gas long-term debt obligations do not have dividend-payment restrictions.

In December 2010, Questar Corporation issued $250.0 million of notes due February 2016 with a 2.785% effective interest rate and used the net proceeds to repay $250.0 million of commercial paper. The details of long-term debt are as follows:

	December 31,
	2010	2009
	(in millions)
Questar Corporation
2.75% notes due 2016	$ 250.0	$ -
Questar Pipeline
Medium-term notes 6.45% to 7.09%, due 2011 to 2018	210.1	210.2
5.83% notes due 2018	250.0	250.0
Total long-term debt Questar Pipeline	460.1	460.2
Questar Gas
Medium-term notes 5.00% to 6.91%, due 2011 to 2018	220.0	220.0
6.30% notes due 2018	50.0	50.0
7.20% notes due 2038	100.0	100.0
Total long-term debt Questar Gas	370.0	370.0
Total long-term debt outstanding	1,080.1	830.2

Less current portion	(182.0)	-
Less unamortized-debt discount	(0.7)	(0.3)
Plus unamortized-debt premium	1.1	1.3
Total long-term debt	$ 898.5	$831.2

The aggregate maturities of Questar Corporation, Questar Pipeline and Questar Gas’s long-term debt for the next five years are as follows:

	Questar Corporation	Questar Pipeline	Questar Gas	Total
	Years Ending December 31,
	(in millions)
2011	$-	$180.0	$2.0	$182.0
2012	-	-	91.5	91.5
2013	-	-	42.0	42.0
2014	-	-	-	-
2015	-	25.1	-	25.1

Note 7 - Income Taxes

Questar Corporation

Details of Questar's income tax expense and deferred income taxes from continuing operations are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Federal
Current	$18.3	$19.7	$37.1
Deferred	85.6	77.5	54.2
State
Current	(0.2)	2.6	-
Deferred	6.1	5.0	3.5
Deferred investment tax credits recognized	(0.4)	(0.4)	(0.4)
Total income tax expense	$109.4	$104.4	$94.4

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2010	2009	2008
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.3	1.7	0.9
Tax benefits from dividends paid to employee stock plan	(0.4)	-	-
Other	0.4	(0.1)	(0.5)
Effective income tax rate	36.3%	36.6%	35.4%

Significant components of Questar’s deferred income taxes were as follows:

	December 31,
	2010	2009
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$534.5	$456.7
Deferred tax assets
Employee benefits and compensation costs	59.8	79.0
Deferred income taxes – noncurrent	$474.7	$377.7
Deferred income taxes - current asset	$14.8	$ 14.3
Deferred income taxes - current liability	3.0	-
Deferred income taxes - current	$11.8	$14.3

Questar Pipeline

Details of Questar Pipeline's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Federal
Current	$19.7	$6.1	$20.2
Deferred	16.7	25.3	10.6
State
Current	1.5	1.3	2.5
Deferred	0.9	1.1	0.1
Total income tax expense	$38.8	$33.8	$33.4

The difference between the statutory federal income tax rate and Questar Pipeline's effective income tax rate is explained as follows:

	Year Ended December 31,
	2010	2009	2008
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:	-	-	-
State income taxes, net of federal income tax benefit	1.5	1.7	1.9
Other	-	-	(0.4)
Effective income tax rate	36.5%	36.7%	36.5%

Significant components of Questar Pipeline's deferred income taxes were as follows:

	December 31,
	2010	2009
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$178.1	$161.9
Employee benefits and compensation costs	2.0	0.5
Deferred income taxes - noncurrent	$180.1	$162.4
Deferred income taxes - current asset	$ 1.2	$ 0.7

Questar Gas

Details of Questar Gas's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Federal
Current	($15.9)	($8.3)	($5.3)
Deferred	40.2	31.6	28.0
State
Current	(2.2)	(1.2)	(0.6)
Deferred	3.5	2.7	2.3
Deferred investment tax credit recognized	(0.4)	(0.4)	(0.4)
Total income tax expense	$25.2	$24.4	$24.0

The difference between the statutory federal income tax rate and Questar Gas's effective income tax rate is explained as follows:

	Year Ended December 31,
	2010	2009	2008
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:	-	-	-
State income taxes, net of federal income tax benefit	1.2	1.5	1.7
Amortize investment tax credits related to rate regulated assets	(0.5)	(0.6)	(0.6)
Other	0.8	1.1	1.3
Effective income tax rate	36.5%	37.0%	37.4%

Significant components of Questar Gas's deferred income taxes were as follows:

	December 31,
	2010	2009
	(in millions)
Deferred tax liabilities
Property, plant and equipment	$225.0	$190.3
Employee benefits and compensation costs	5.3	(1.3)
Deferred income taxes – noncurrent	$230.3	$189.0
Deferred income taxes - current asset	$ 4.3	$ 3.6
Deferred income taxes - current liability	3.0	-
Deferred income taxes - current	$ 1.3	$ 3.6

Note 8 - Commitments and Contingencies

Questar, Wexpro, Questar Pipeline and Questar Gas are involved in various commercial and regulatory claims and litigation and other legal proceedings that arise in the ordinary course of business. Management does not believe any of them will have a material adverse effect on the Company's financial position, results of operations or cash flows. A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur which would have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Commitments

The Company is committed to lease its headquarters building through January 12, 2012. Minimum future payments under the terms of this long-term operating lease are $3.9 million for 2011 and dropping to $2.0 million in 2012. Rental expense amounted to $3.4 million in 2010, $3.5 million in 2009 and $3.4 million in 2008.

In June 2010, Questar entered into a lease agreement for a new headquarters building that is being constructed. The lease term is 17 years beginning when the building is ready for occupation, which is expected in early 2012. Initial lease payments are $3.2 million per year. Questar expects to account for this lease as a capital lease. The Company’s lease on its existing headquarters building will expire at that time.

Wexpro

Wexpro has a $13.9 million drilling rig contract commitment in 2011.

Questar Gas

Historically, 40% to 50% of Questar Gas gas-supply has been provided by cost-of-service reserves developed and produced by Wexpro. In 2010, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $64.8 million in 2011, $20.7 million in 2012, $18.3 million in 2013-2015 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under purchase agreements amounting to $245.2 million in 2010, $225.3 million in 2009 and $395.5 million in 2008.

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak-gas demand (typically in the winter). The company has contracted for transportation and underground storage services with Questar Pipeline. Annual payments for these services amount to $70.9 million in 2011, $68.0 million in 2012, $66.1 million in 2013, $62.6 million in 2014 through 2015. Questar Gas has third-party transportation commitments requiring yearly payments of $27.3 million in 2011 through 2015.

Note 9 - Wexpro Agreement

Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. Major provisions of the agreement are as follows.

a. Wexpro conducts gas-development drilling on a finite group of productive gas properties, as defined in the agreement, and bears any costs of dry holes. Natural gas produced from successful drilling on these properties is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is adjusted annually and is approximately 20.4%.

b. Wexpro operates certain natural gas properties for Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is adjusted annually and is approximately 12.4%.

c. Crude-oil production from certain oil-producing properties is sold at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. The after-tax rate of return on investments in these properties is adjusted annually and is approximately 12.4%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

d. Wexpro conducts developmental-oil drilling on productive oil properties and bears any costs of dry holes. Oil discovered from these properties is sold at market prices with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 17.4%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas with Wexpro retaining 46% and Questar Gas retaining 54%. Questar Gas received oil-income sharing of $1.1 million in 2010, $1.0 million in 2009 and $6.1 million in 2008.

e. Amounts received by Questar Gas from the sharing of Wexpro's oil income are used to reduce natural-gas costs to utility customers.

Wexpro's net investment base and the yearly average rate of return for 2010 and the previous two years are shown in the table below:

	2010	2009	2008
Wexpro's net investment base (in millions)	$456.6	$431.9	$410.6
Average annual rate of return (after tax)	19.8%	19.8%	20.0%

Note 10 - Rate Regulation

The following table details regulatory assets and liabilities on Questar’s Consolidated Balance Sheets:

	December 31, 2010		December 31, 2009
	($ in millions)
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Questar Pipeline
Gas imbalance	$ 0.8	$ -	$ 0.1	$ -
Cost of reacquired debt	-	3.7	-	4.2
Income taxes recoverable from customers	-	1.6	-	1.9
Other	-	1.4	-	1.4
Total Questar Pipeline regulatory assets	0.8	6.7	0.1	7.5
Questar Gas
DSM	$39.7	$ -	$40.6	$ -
Purchased-gas adjustment	10.7	-	-	-
Deferred production taxes	2.3	-	2.7	-
Cost of reacquired debt	-	6.4	-	6.9
Pipeline integrity costs	-	5.6	-	5.8
ARO cost-of-service gas wells	-	3.0	-	3.3
Total Questar Gas regulatory assets	52.7	15.0	43.3	16.0
Total regulatory assets	$53.5	$21.7	$43.4	$23.5
Regulatory liabilities:
Questar Pipeline
Gas imbalance	$ 3.1	$ -	$ 3.2	$ -
Revenue sharing	0.1	-	0.3	-
Post-retirement medical	-	6.9	-	6.2
Total Questar Pipeline regulatory liabilities	3.2	6.9	3.5	6.2
Questar Gas
Purchased-gas adjustment	$ -	$ -	$22.1	$ -
Conservation enabling tariff	2.8	-	5.1	-
Income taxes recoverable to customers	-	0.9	-	1.1
Total Questar Gas regulatory liabilities	2.8	0.9	27.2	1.1
Total regulatory liabilities	$ 6.0	$ 7.8	$30.7	$ 7.3

Questar Pipeline and Questar Gas record regulatory assets and liabilities. They recover the costs of assets but do not generally receive a return on these assets.

Following is a description of Questar Pipeline’s regulatory assets and liabilities:

-

Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 9 years as of December 31, 2010.

-

Certain deferred taxes from customers over the life of the related property, plant and equipment.

-

Regulatory assets and liabilities for gas imbalances, fuel over or under recovered and sharing interruptible revenues with customers.

-

A regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges.

Following is a description of Questar Gas's regulatory assets and liabilities:

-

Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 12 years as of December 31, 2010.

-

The DSM program asset represents funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances, and energy audits. These costs are deferred and recovered from customers through periodic rate adjustments.

-

The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order. Questar Gas is allowed to recover $4.4 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

-

A regulatory asset that represents future expenses related to abandonment of Wexpro operated gas and oil wells. The regulatory asset will be reduced over an 18-year period following an amortization schedule that commenced January 1, 2003, or as cash is paid to plug and abandon wells.

-

Production taxes on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes are paid, generally within 12 months.

-

Certain deferred taxes from customers over the life of the related property, plant and equipment.

-

Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

-

The CET liability represents actual revenues received that are in excess of the allowed revenues. These amounts are refunded through periodic rate adjustments.

-

Income taxes refundable to customers arise from adjustments to deferred taxes.

Rate Changes

On April 8, 2010, the PSCU approved a settlement in Questar Gas’s Utah general rate case. The stipulation, effective August 1, 2010, authorized an increase in the utility’s allowed return on equity from 10% to 10.35% and indefinitely extended the existing CET. In the stipulation, the PSCU approved an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multiyear high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. The stipulation agreement increased customer rates by $5.0 million annually with the changes in rates effective August 1, 2010.

In August 2008, Questar Gas filed a general rate case in Wyoming. In the second quarter of 2009, Questar Gas received an order from the PSCW increasing rates by $0.4 million effective July 2009. The PSCW allowed a return on equity of 10.5%.

Note 11 - Share-Based Compensation

Questar issues stock options and restricted shares to certain officers, employees and non-employee directors under its LTSIP. To generally preserve the potential benefits under the LTSIP prior to the Spinoff, stock options and restricted share awards outstanding as of June 30, 2010, were adjusted and bifurcated into stock options and restricted share awards for both Questar and QEP, respectively. The exercise price of options and the grant-day prices of restricted shares were recast using the ratio of the June 30, 2010, closing prices of Questar, $14.66 or 32.23%, and QEP, $30.83 or 67.77%.

Questar recognizes expense over time as the stock options or restricted shares vest. Share-based compensation expense amounted to $15.4 million in 2010 compared to $9.3 million in 2009 and $6.2 million in 2008. Deferred share-based compensation, representing the nonvested value of restricted share awards, amounted to $6.3 million at December 31, 2010, and $5.2 million at December 31, 2009. Deferred share-based compensation is included in common stock. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $8.4 million in 2010, $3.6 million in 2009 and $13.2 million in 2008. There were 8,372,439 shares available for future grant at December 31, 2010.

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

	2010	2009	2008
	Range of Stock Option Variables	Range of Stock Option Variables	Stock Option Input Variables
Fair value of options at grant date	$13.10	$10.01 - $11.40	$17.35
Risk-free interest rate	2.30%	1.78% - 2.51%	3.20%
Expected price volatility	30.3%	28.1% - 29.9%	32.3%
Expected dividend yield	1.18%	1.39% - 1.61%	1.72%
Expected life in years	5.2	5.0 - 5.0	5.0

Unvested stock options decreased by 561,470 shares to 232,862 shares in 2010. Stock-option transactions under the terms of the LTSIP and recast for the effects of the Spinoff are summarized for the year ended December 31, 2010, below:

	Options Outstanding	Price Range	Weighted Average Price
Balance at December 31, 2009	3,001,999	2.42 - 17.35	6.42
Granted	266,000	13.10	13.10
Exercised	(569,140)	2.42 - 11.40	4.30
Questar employees transferred to QEP	(138,800)	2.42 - 13.10	11.83
Balance at December 31, 2010	2,560,059	$3.70 - $17.35	$7.30

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2010	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2010	Weighted-average exercise price	Number unvested at Dec. 31, 2010	Weighted- average exercise price
$3.70	508,354	1.1	$ 3.70	508,354	$ 3.70	-	-
$ 4.37 - 4.79	1,011,331	1.7	4.39	1,011,331	4.39	-	-
7.84 - 12.43	699,174	4.1	11.09	564,512	11.01	134,662	$11.40
$13.10 - $17.35	341,200	5.6	13.51	243,000	13.67	98,200	13.10
	2,560,059	2.7	$ 7.30	2,327,197	$ 6.81	232,862	$12.12

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three or four year period from the grant date. The weighted average vesting period of unvested restricted shares at December 31, 2010, was 22 months. Transactions involving restricted shares under the terms of the LTSIP and recast for the effects of the Spinoff for the year ended December 31, 2010, are summarized below:

	Restricted Shares Outstanding	Price Range	Weighted Average Price
Balance at December 31, 2009	331,475	10.01 - 17.57	13.43
Granted	541,377	13.10 - 16.83	14.57
Employees transferred between Questar and QEP	(41,916)	10.91 - 20.31	9.59
Distributed	(262,229)	10.01 - 17.58	13.73
Balance at December 31, 2010	568,707	$11.40 - $20.31	$14.66

During 2010, Questar issued 66,767 restricted stock units with a weighted-average price of $15.25 per share and a weighted-average vesting period of 18 months.

As a result of the Spinoff and bifurcation of share-based awards, restricted QEP shares and QEP stock options were granted to certain officers, employees and non-employee directors of Questar. The awards include 242,761 unvested restricted shares with a weighted-average price of $29.24 per share and 232,862 unvested stock options with a weighted-average price of $25.49 per share. Questar will recognize expense in future periods for these unvested share-based awards. In addition, certain QEP officers, employees and non-employee directors hold 1,403,735 Questar stock options with a weighted-average exercise price of $10.54 per share and a weighted-average remaining life of 4.3 years and 611,491 Questar unvested restricted shares with a weighted-average price of $13.68.

Questar issues stock options and restricted shares to certain officers and employees of Questar Pipeline and Questar Gas under its LTSIP and recognizes expense over time as the stock options or restricted shares vest. Questar Pipeline share-based compensation expense amounted to $1.3 million in 2010 compared with $1.1 million in 2009 and $0.7 million in 2008. Questar Gas share-based compensation expense amounted to $1.4 million in 2010 compared with $1.0 million in 2009 and $1.2 million in 2008.

The following table summarizes the stock options held under the LTSIP of Questar Pipeline and Questar Gas at December 31, 2010.

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at Dec. 31, 2010	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2010	Weighted-average exercise price	Number unvested at Dec. 31, 2010	Weighted- average exercise price
Questar Pipeline
$ 3.70 - $13.10	268,514	3.6	$8.00	204,049	$6.69	64,465	$12.13
Questar Gas
$ 3.70 - $13.10	130,446	2.4	$5.36	116,780	$4.55	13,666	$12.27

The following table summarizes the restricted shares held under the LTSIP of Questar Pipeline and Questar Gas at December 31, 2010. The weighted average vesting period of unvested restricted shares at December 31, 2010, for Questar Pipeline was 19 months, and 19 months for Questar Gas.

	Restricted Shares Outstanding	Price Range	Weighted- Average Price

Questar Pipeline	102,651	$11.40 - $17.35	$14.46
Questar Gas	49,286	$11.40 - $17.35	$13.88

Note 12 - Employee Benefits

Defined Benefit Pension Plan and Other Postretirement Benefits

As a result of the Spinoff of QEP on June 30, 2010, Questar transferred pension and postretirement assets and liabilities for active, eligible QEP employees to QEP. As of December 31, 2009, the defined benefit pension plan and other postretirement benefits assets and liabilities apply to all eligible Questar and QEP employees and retirees. The expenses for the defined benefit pension plan and other postretirement benefits for the periods 2008 through 2010, include eligible employees and retirees of both Questar and QEP.

The Company has defined benefit pension and life insurance plans covering a majority of its employees and a postretirement medical plan providing coverage to less than half of its employees. Employees hired after June 30, 2010 are not eligible for the defined benefit pension plan and employees hired after December 31, 1996, are not eligible for the postretirement medical plan. The Company's Employee Benefits Committee (EBC) has oversight over investment of retirement-plan and postretirement-benefit assets. The EBC uses a third-party consultant to assist in setting targeted-policy ranges for the allocation of assets among various investment categories. The majority of retirement-benefit assets were invested as follows:

	Actual Allocation		Policy Range
	Year Ended December 31,
	2010	2009	2010	2009
Total domestic equity securities	41%	41%	35-45%	35-45%
Foreign equity securities
Developed market foreign equity securities	25%	19%	-	-
Emerging market foreign equity securities	7%	7%	-	-

Total foreign securities	32%	26%	25-35%	25-35%
Debt securities
Investment grade intermediate term debt	4%	14%	-	-
Investment grade long-term debt	13%	11%	-	-
Below-investment grade debt	9%	7%	-	-
Total debt securities	26%	32%	25-35%	25-35%
Cash and short-term investments	1%	1%	0-3%	0-3%

At the end of 2010, domestic equity assets were invested in a passive total stock market index fund that invests in a diversified portfolio of stocks representative of the whole U.S. stock market. Developed market foreign equity assets were invested in funds that hold a diversified portfolio of common stocks of corporations in developed countries outside the United States. These investments are benchmarked against the Morgan Stanley Capital International Europe Australasia and Far East (or MSCI EAFE) index. Emerging market foreign equity assets are invested in funds that hold a diversified portfolio of common stocks of corporations in emerging countries outside the United States. This investment is benchmarked against the MSCI EAFE Emerging Markets index. Investment grade intermediate-term debt assets are invested in funds holding a diversified portfolio of debt of governments, corporations and mortgage borrowers with average maturities of 5 to 10 years and investment-grade credit ratings. The investments are benchmarked against the Barclay's Aggregate Bond index. Investment-grade long-term debt assets are invested in a diversified portfolio of debt of governments, corporations and mortgage borrowers with an average maturity of more than 10 years and investment-grade credit ratings. These assets are benchmarked against the Barclay's Government/Credit Bond index. Below-investment-grade debt assets are invested in a fund holding a diversified portfolio of debt securities of corporations with an average maturity up to 10 years with below-investment-grade credit ratings. This investment is benchmarked against the Merrill Lynch High Yield II Total Return Bond index. Cash and short-term investments are held in a fund that purchases investment grade quality short-term debt issued by governments and corporations.

Questar funds a trust for Employee Retirement Income Security Act (ERISA) qualified retirement-benefit obligations to pay benefits currently due and to build asset balances over a reasonable time period to pay future obligations. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels mandated by ERISA and by the Internal Revenue Code. Subject to the above limitations, the Company seeks to fund the qualified retirement plan in amounts that are at a minimum equal to the yearly expense. The Company also has a nonqualified pension plan that covers a group of management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded. Claims are paid from the Company's general funds. The Company commingles postretirement-benefit obligation assets with those of the ERISA-qualified retirement plan as permitted by section 401(h) of the Internal Revenue Code. The EBC seeks investment returns consistent with reasonable and prudent levels of liquidity and risk.

The EBC allocates qualified pension-plan and postretirement-medical-plan assets among broad asset categories and reviews the asset allocation at least annually. Asset-allocation decisions consider risk and return, future-benefit requirements, participant growth and other expected cash flows. These characteristics affect the level, risk and expected growth of postretirement-benefit assets.

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

The fair value measurement provision of accounting standards define fair value in applying generally accepted accounting principles as well as establishes a framework for measuring fair value and for making disclosures about fair-value measurements. Fair value measurement establishes a fair-value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for an asset, either directly or indirectly. Level 3 inputs are unobservable inputs for an asset. The following is a description of the valuation methodologies used at December 31, 2010, to value pension and postretirement assets.

Bonds: Bonds are valued at the closing price reported on the active market on which each individual security is traded.

Mutual funds: Mutual funds are valued at the closing price reported on the active market on which each individual mutual fund is traded.

Commingled funds and bond trust fund: These investments are public investment vehicles valued using the Net Asset Value (NAV) of the fund. The NAV is based on the value of the underlying assets owned by the fund excluding transaction costs, and minus liabilities. No assets held by the Plan that were valued using an NAV methodology were subject to redemption restrictions on their valuation dates.

103-12 Investment Entities: 103-12 investment entities are valued based on the value of the underlying assets held by the entity minus any liabilities.

The following table sets forth by level, within the fair-value hierarchy, pension and postretirement benefit assets fair value.

	Investments at Fair Value
	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Bonds	$ -	$5.2	$ -	$ 5.2
US equity mutual funds	2.6	-	-	2.6
Fixed income mutual funds	53.8	-	-	53.8
Commingled funds	-	-	-	-
Cash equivalent funds	-	-	3.5	3.5
US fixed income funds	-	-	45.8	45.8
US equity funds	-	-	160.9	160.9
Foreign equity funds	-	-	89.4	89.4
103-12 investment entities	-	-	37.1	37.1
Total	$56.4	$5.2	$336.7	$398.3

	Change in the Fair Value of Level 3 Investments
	2010
	Bond Trust Fund	Commingled Funds	103-12 Investment Entities	Total
	(in millions)
Balance at December 31, 2009	$ 6.9	$182.0	$54.8	$243.7
Purchases, sales, issuances and settlements, net	(7.0)	87.9	(22.8)	58.1
Realized gains and losses	0.3	1.6	3.7	5.6
Unrealized gains and losses	(0.2)	28.1	1.4	29.3
Balance at December 31, 2010	$ -	$299.6	$37.1	$336.7

	Investments at Fair Value
	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Mutual funds	$72.1	$ -	$ -	$ 72.1
Bonds	23.7	14.6	-	38.3
Commingled funds	-	-	182.0	182.0
103-12 Investment entities	-	-	54.8	54.8
Bond trust fund	-	-	6.9	6.9
Other net current assets	0.3	-	-	0.3
Total	$96.1	$14.6	$243.7	$354.4

	Change in the Fair Value of Level 3 Investments
	2009
	Bond Trust Fund	Commingled Funds	103-12 Investment Entities	Total
	(in millions)
Balance at December 31, 2008	$ 34.1	$108.7	$32.3	$175.1
Purchases, sales, issuances and settlements, net	(28.0)	33.5	14.0	19.5
Realized gains and losses	-	24.1	(4.3)	19.8
Unrealized gains and losses	0.8	15.7	12.8	29.3
Balance at December 31, 2009	$ 6.9	$182.0	$54.8	$243.7

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

The pension projected-benefit obligation and postretirement benefit accumulated benefit obligation were measured using a 5.75% discount rate at December 31, 2010, and a 6.50% discount rate at December 31, 2009. Plan assets reflect the fair value of assets at December 31. Questar does not expect any plan assets to be returned during 2011. The pension plan accumulated benefit obligation was $439.2 million at December 31, 2010. Plan obligations and fair value of plan assets are shown in the following table:

	Pension		Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Change in benefit obligation
Benefit obligation at January 1,	$486.6	$456.2	$76.3	$76.1
Service cost	9.3	9.9	0.6	0.6
Interest cost	28.7	29.6	4.4	4.6
Change in plan assumptions	70.5	0.9	4.5	-
Actuarial loss	(11.0)	8.3	1.1	0.7
Curtailment charge	(18.3)	-	(4.4)	-
Transfer to QEP due to Spinoff	(53.6)	-	-	-
Benefits paid	(19.8)	(18.3)	(4.6)	(5.7)
Benefit obligation at December 31,	492.4	486.6	77.9	76.3

Change in plan assets
Fair value of plan assets at January 1,	318.6	248.2	35.8	31.2
Actual gain on plan assets	43.7	65.2	4.1	7.3
Company contributions to the plan	42.6	23.5	3.1	3.0
Transfer to QEP due to Spinoff	(25.2)	-	-	-
Benefits paid	(19.8)	(18.3)	(4.6)	(5.7)
Fair value of plan assets at December 31,	359.9	318.6	38.4	35.8
Underfunded status (current and long-term)	($132.5)	($168.0)	($39.5)	($40.5)

The projected 2011 qualified pension funding is expected to be $44.0 million. Estimated benefit-plan payments for the five years following 2010 and the subsequent five years aggregated are as follows:

	Pension	Postretirement Benefits
	(in millions)
2011	$ 18.7	$ 4.7
2012	17.5	4.8
2013	19.0	4.9
2014	20.7	5.0
2015	22.5	5.2
2016 through 2020	149.9	27.0

The components of pension and postretirement benefits expense are as follows. The pension expense includes costs of both qualified and nonqualified pension plans and is not recast from the Spinoff:

	Pension			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in millions)
Service cost	$9.3	$ 9.9	$ 9.6	$0.6	$0.7	$0.7
Interest cost	28.7	29.6	27.7	4.4	4.6	4.6
Expected return on plan assets	(24.4)	(25.3)	(26.7)	(2.4)	(2.2)	(3.5)
Prior service and other costs	1.1	1.2	1.2	1.9	1.9	1.9
Recognized net actuarial loss	8.2	6.6	4.4	0.6	0.9	-
Curtailment charges	2.4	-	-	0.3	-	-
Special-termination benefits	-	2.0	0.6	-	-	-
Accretion of regulatory liability	-	-	-	0.8	0.8	0.8
Periodic expense	$25.3	$24.0	$16.8	$6.2	$6.7	$4.5

Assumptions at January 1, used to calculate pension and postretirement benefits expense for the years, were as follows:

	2010 – 2nd Half	2010 – 1st Half	2009	2008
Discount rate	5.75%	6.50%	6.50%	6.50%
Rate of increase in compensation	4.0	4.0	4.0	4.0
Long-term return on assets	7.25	7.25	7.5	8.0
Health-care inflation rate	8.0 decreasing to 5.0% by 2013	8.0 decreasing to 5.0% by 2013	8.0 decreasing to 5.0% by 2011	7.0 decreasing to 5.0% in 2011

The 2011 estimated pension expense is $23.6 million. In 2011, $10.4 million of estimated actuarial loss and $1.1 million of prior service cost for the pension plan will be amortized from AOCI. The 2011 estimated post-retirement expense is $4.8 million excluding amortization of a regulatory liability. In 2011, $1.9 million of net transition obligation and $0.6 million of estimated actuarial loss for the postretirement benefit plans will be amortized from AOCI.

Service costs and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would increase the yearly service and interest costs by $0.1 million and the accumulated post-retirement benefit obligation by $1.0 million. A 1% decrease in the health-care inflation rate would decrease the yearly service costs and interest cost by $0.1 million and the accumulated post-retirement benefit obligation by $0.9 million.

Questar Pipeline and Questar Gas’s pension plan and postretirement medical and life insurance assets and benefit obligations cannot be determined because plan assets are not segregated or restricted to meet the companies’ pension and postretirement medical and life obligations. If the companies were to withdraw from the pension plan, the pension obligation for Questar Pipeline and Questar Gas employees would be retained by the pension plan.

Questar Pipeline’s pension expense was $4.1 million in 2010, $3.8 million in 2009 and $2.5 million in 2008. Questar Pipeline’s postretirement benefit expenses other than pensions were $0.8 million in 2010, $0.3 million in 2009 compared with earnings on investments exceeding costs by $0.3 million in 2008.

Questar Gas’s pension expense was $15.4 million in 2010, $13.3 million in 2009 and $9.3 million in 2008. Questar Gas’s postretirement benefit expenses other than pensions were $3.6 million in 2010, $3.8 million in 2009 and $2.4 million in 2008.

Employee Investment Plan (EIP)

The Employee Investment Plan (EIP) allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the current fair market value on the transaction date. The Company currently contributes an overall match of 100% of employees' pre-tax purchases up to a maximum of 6% of their qualifying earnings. The EIP trustee purchases Questar shares on the open market with cash received or Questar issues new shares. The Company recognizes expense equal to its yearly contributions. Questar's expense amounted to $5.9 million in 2010, $5.2 million in 2009, and $5.4 million in 2008.

Questar Pipeline’s EIP expense equaled its matching contribution of $1.2 million in 2010, $1.1 million in 2009 and $1.0 million in 2008. Questar Gas’s EIP expense equaled its matching contribution of $3.9 million in 2010, $3.3 million in 2009 and $3.7 million in 2008.

Note 13 - Operations by Line of Business

Questar's three complementary lines of business include Wexpro, which develops and produces natural gas on behalf of Questar Gas's customers; Questar Pipeline, which operates interstate natural gas pipelines and storage facilities; and Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation among other factors. The following is a summary of continuing operations by line of business for the three years ended December 31, 2010:

	Questar	Interco.		Questar	Questar
	Consol.	Trans.	Wexpro	Pipeline	Gas	Corp.
	(in millions)
2010
Revenues
From unaffiliated customers	$1,123.6	$ -	$24.6	$197.2	$901.8	$ -
From affiliated companies	-	(315.3)	240.2	74.0	1.1	-
Total Revenues	1,123.6	(315.3)	264.8	271.2	902.9	-
Operating expenses
Cost of sales	280.9	(313.7)	-	2.4	592.2	-
Operating and maintenance	175.8	(0.2)	20.2	41.4	114.4	-
General and administrative	108.5	(0.3)	20.5	41.0	49.9	(2.6)
Separation costs	11.5	-	-	-	-	11.5

Production and other taxes	50.6	-	26.8	9.0	14.1	0.7
Depreciation, depletion and amortization	153.4	-	62.1	47.4	43.7	0.2
Other operating expenses	-	(1.1)	1.1	-	-	-
Total Operating Expenses	780.7	(315.3)	130.7	141.2	814.3	9.8
Net gain (loss) from asset sales	0.4	-	(0.4)	0.8	-	-
Operating Income (Loss)	343.3	-	133.7	130.8	88.6	(9.8)
Interest and other income	11.7	(0.8)	3.2	0.4	6.7	2.2
Income from unconsolidated affiliate	3.8	-	-	3.8	-	-
Interest expense	(57.1)	0.8	(0.3)	(28.8)	(26.2)	(2.6)
Income taxes	(109.4)	-	(48.5)	(38.8)	(25.2)	3.1
Income (Loss) From Continuing Operations	$ 192.3	$ -	$ 88.1	$ 67.4	$ 43.9	($ 7.1)
Identifiable assets of continuing operations	$3,373.6	$ -	$667.1	$1,246.9	$1,406.8	$52.8
Goodwill	9.8	-	-	4.2	5.6	-
Investment in unconsolidated affiliate	27.9	-	-	27.9	-	-
Cash capital expenditures	320.3	-	90.6	121.0	108.6	0.1
Accrued capital expenditures	330.4	-	94.1	125.0	110.9	0.4
2009
Revenues
From unaffiliated customers	$1,109.9	$ -	$ 17.8	$ 173.2	$ 918.9	$ -
From affiliated companies	-	(298.3)	225.1	72.2	1.0	-
Total Revenues	1,109.9	(298.3)	242.9	245.4	919.9	-
Operating expenses
Cost of sales	331.4	(296.8)	-	1.6	626.6	-
Operating and maintenance	167.6	(0.1)	21.2	40.1	106.4	-
General and administrative	93.4	(0.4)	17.0	36.1	42.9	(2.2)
Production and other taxes	42.4	-	20.0	8.6	13.3	0.5
Depreciation, depletion and amortization	147.1	-	58.8	44.3	43.8	0.2
Other operating expenses	-	(1.0)	1.0	-	-	-
Total Operating Expenses	781.9	(298.3)	118.0	130.7	833.0	(1.5)
Net gain (loss) from asset sales	0.2	-	(0.3)	0.5	-	-
Operating Income	328.2	-	124.6	115.2	86.9	1.5
Interest and other income	12.5	(0.9)	3.2	2.5	7.6	0.1
Income from unconsolidated affiliate	3.8	-	-	3.8	-	-
Interest expense	(59.6)	0.9	(0.9)	(29.5)	(28.5)	(1.6)
Income taxes	(104.4)	-	(46.2)	(33.8)	(24.4)	-
Income From Continuing Operations	$ 180.5	$ -	$ 80.7	$ 58.2	$ 41.6	$ -
Identifiable assets of continuing operations	$3,189.7	$ -	$621.5	$1,165.4	$1,335.2	$67.6
Goodwill	9.8	-	-	4.2	5.6	-
Investment in unconsolidated affiliate	28.1	-	-	28.1	-	-
Cash capital expenditures	299.8	-	116.2	100.8	82.6	0.2
Accrued capital expenditures	292.4	-	110.1	94.5	87.6	0.2
2008
Revenues
From unaffiliated customers	$1,201.9	$ -	$31.1	$176.6	$ 994.2	$ -
From affiliated companies	-	(288.0)	209.9	72.0	6.1	-
Total Revenues	1,201.9	(288.0)	241.0	248.6	1,000.3	-
Operating expenses
Cost of sales	457.4	(281.3)	-	1.8	736.9	-

Operating and maintenance	147.5	(0.2)	23.5	37.1	87.1	-
General and administrative	89.1	(0.4)	13.7	36.8	38.7	0.3
Production and other taxes	58.0	-	37.7	7.8	11.9	0.6
Depreciation, depletion and amortization	132.9	-	48.5	42.7	41.5	0.2
Other operating expenses	14.0	(6.1)	6.1	14.0	-	-
Total Operating Expenses	898.9	(288.0)	129.5	140.2	916.1	1.1
Net gain (loss) from asset sales	4.3	-	(0.2)	4.5	-	-
Operating Income (Loss)	307.3	-	111.3	112.9	84.2	(1.1)
Interest and other income	22.6	(5.9)	6.6	10.6	5.2	6.1
Income from unconsolidated affiliate	0.6	-	-	0.6	-	-
Interest expense	(63.9)	5.9	(2.7)	(32.7)	(25.2)	(9.2)
Income taxes	(94.4)	-	(41.3)	(33.4)	(24.0)	4.3
Income From Continuing Operations	$ 172.2	$ -	$ 73.9	$ 58.0	$ 40.2	$ 0.1
Identifiable assets of continuing operations	$3,115.7	$ -	$583.3	$1,115.1	$1,301.7	$115.6
Goodwill	9.8	-	-	4.2	5.6	-
Investment in unconsolidated affiliate	27.6	-	-	27.6	-	-
Cash capital expenditures	349.0	-	143.8	78.3	126.3	0.6
Accrued capital expenditures	358.3	-	144.8	90.7	122.2	0.6

Note 14 - Related-Party Transactions

Questar Pipeline

Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Revenues received from Questar Gas were $73.9 million in 2010, $72.1 million in 2009 and $71.9 million in 2008.

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services plus regulatory support to Questar Pipeline at its cost of $20.2 million in 2010, $20.4 million in 2009 and $21.5 million in 2008. The majority of these costs are allocated and included in operating and maintenance expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar performs certain administrative functions for Questar Pipeline. The company was charged for its allocated portion of these services that totaled $7.0 million in 2010, $4.1 million in 2009 and $2.7 million in 2008. These costs are included in operating and maintenance expenses and are allocated based on each affiliate’s proportional share of revenues, net of gas costs; property, plant and equipment; and payroll. Management believes that the allocation method is reasonable.

Questar Pipeline has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $0.8 million in 2010, 2009 and 2008. The annual lease payment will be $0.9 million in 2011.

Questar Pipeline borrowed cash from Questar and incurred interest expense of $0.3 million in 2008. Questar Pipeline loaned excess funds to Questar and earned interest income of $0.3 million in 2010, $0.5 million in 2009 and $3.2 million in 2008.

Questar Gas

Questar Gas provided administrative, technical, accounting, legal, data-processing and communication services to Questar and other affiliated companies and charged $25.9 million in 2010, $25.6 million in 2009 and $25.0 million in 2008. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar Gas has reserved transportation capacity on Questar Pipeline for 901 Mdth per day. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline’s interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $73.5 million in 2010, $71.8 million in 2009 and $71.5 million in 2008, which included demand charges. The costs of these services were included in cost of natural gas sold.

Under the terms of the Wexpro Agreement, the Company receives a portion of Wexpro’s income from oil operations after recovery of Wexpro’s operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $1.1 million in 2010, $1.0 million in 2009 and $6.1 million in 2008. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $240.0 million in 2010, $225.0 million in 2009 and $209.0 million in 2008. Questar Gas reports these amounts in cost of natural gas sold.

Questar Gas has a lease with an affiliate for space in an office building located in Salt Lake City, Utah. Rent expense was $2.5 million in 2010, 2009 and 2008. The annual lease payment will be $1.1 million in 2011.

Questar charged Questar Gas for certain administrative functions amounting to $13.2 million in 2010, $8.4 million in 2009 and $5.7 million in 2008. These costs are included in operating and maintenance expenses and are allocated based on each affiliated company’s proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.4 million in 2010, $0.3 million in 2009 and $2.0 million in 2008. Questar Gas loaned excess funds to Questar and earned interest income of $0.1 million in 2009.

Note 15 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(in millions, except per-share amounts)
2010
Revenues	$414.6	$201.1	$145.2	$362.7	$1,123.6
Operating income	124.8	56.3	54.4	107.8	343.3
Income from continuing operations	72.2	28.7	27.7	63.7	192.3
Discontinued operations, net of income taxes	78.1	68.8	-	-	146.9
Net income attributable to Questar	150.3	97.5	27.7	63.7	339.2
Per share information attributable to Questar
Basic EPS from continuing operations	$0.41	$0.17	$0.15	$0.36	$1.09
Basic EPS attributable to Questar	0.86	0.56	0.15	0.36	1.93
Diluted EPS from continuing operations	0.41	0.16	0.15	0.36	1.08
Diluted EPS attributable to Questar	0.85	0.55	0.15	0.36	1.91
2009
Revenues	$449.4	$185.6	$130.9	$344.0	$1,109.9
Operating income	115.4	61.5	51.4	99.9	328.2
Income from continuing operations	65.3	33.0	26.8	55.4	180.5
Discontinued operations, net of income taxes	1.9	44.9	71.4	94.6	212.8
Net income attributable to Questar	67.2	77.9	98.2	150.0	393.3
Per share information attributable to Questar
Basic EPS from continuing operations	$ 0.38	$ 0.18	$ 0.16	$ 0.31	$ 1.03
Basic EPS attributable to Questar	0.39	0.44	0.57	0.86	2.26
Diluted EPS from continuing operations	0.37	0.18	0.16	0.31	1.02
Diluted EPS attributable to Questar	0.38	0.44	0.56	0.85	2.23

Note 16 - Supplemental Gas and Oil Information (Unaudited)

The Company is making the following supplemental disclosures of gas and oil producing activities, in accordance with accounting standards for Extractive Activities - Oil and Gas as amended by Oil and Gas Reserve Estimation and Disclosures standards and SEC Regulation S-X.

The Company uses the successful efforts accounting method for its cost-of-service gas and oil properties.

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

Capitalized Costs of Cost-of-Service Activities

Capitalized costs for cost-of-service gas and oil properties net of the related accumulated depreciation, depletion and amortization are shown below.

	December 31,
	2010	2009
	(in millions)
Wexpro	$621.3	$593.9
Questar Gas	9.4	10.4
Total capitalized costs of cost-of-service activities	$630.7	$604.3

Costs Incurred for Cost-of-Service Activities

Total costs incurred by Wexpro for cost-of-service gas and oil-producing activities were $87.0 million in 2010, $113.2 million in 2009 and $148.0 million in 2008. The costs incurred to develop proved undeveloped reserves were $8.5 million in 2010, $27.7 million in 2009 and $45.7 million in 2008.

Results of Operation of Cost-of-Service Activities

Following are the results of operation of cost-of-service gas and oil-development activities, before corporate overhead and interest expenses:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Revenues
From unaffiliated customers	$ 24.6	$ 17.8	$ 31.1
From affiliated company(a)	240.2	225.1	209.9
Total revenues	264.8	242.9	241.0
Production costs	48.1	42.1	67.3
Depreciation, depletion and amortization	62.1	58.8	48.5
Total expenses	110.2	100.9	115.8
Revenues less expenses	154.6	142.0	125.2
Income taxes	(54.9)	(51.7)	(44.9)
Results of operation for cost-of-service producing activities excluding corporate overhead and interest expenses	$ 99.7	$ 90.3	$ 80.3

(a) Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement. Revenues include reimbursement of general and administrative expenses amounting to $19.8 million in 2010, $16.7 million in 2009 and $13.3 million in 2008.

Estimated Quantities of Cost-of-Service Proved Gas and Oil Reserves

Estimates of cost-of-service proved gas and oil reserves have been prepared in accordance with professional engineering standards and the Company's established internal controls. The estimates set forth below were prepared by Wexpro's reservoir engineers, individuals who possess professional qualifications and demonstrated competency in reserves estimation and evaluation.

Wexpro has limited proved undeveloped reserves to acreage in areas directly offsetting a proved developed well. All of Wexpro’s proved undeveloped locations are scheduled to be developed within five years from the date such locations were initially disclosed as proved undeveloped reserves. During 2010, Wexpro reevaluated its proved undeveloped reserves in light of its five-

year development plan, resulting in a net addition to proved undeveloped reserves of 104.1 Bcfe. The initial application of the amendments to accounting standards for reserve disclosures did not have a significant effect on the Company’s reported reserve estimates.

			Natural Gas
	Natural Gas	Oil and NGL	Equivalents
	(Bcf)	(MMbbl)	(Bcfe)
Proved Reserves
Balance at December 31, 2007	615.9	4.3	641.9
Revisions-
Previous estimates	(19.6)	(0.1)	(20.2)
Pinedale increased-density	65.1	0.5	68.2
Extensions and discoveries	31.6	0.2	32.6
Production	(46.1)	(0.4)	(48.6)
Balance at December 31, 2008	646.9	4.5	673.9
Revisions - previous estimates	(27.3)	(0.2)	(28.3)
Extensions and discoveries	78.0	0.6	81.4
Production	(48.2)	(0.4)	(50.7)
Balance at December 31, 2009	649.4	4.5	676.3
Revisions - previous estimates	(202.3)	(1.3)	(210.1)
Extensions and discoveries	341.5	2.1	354.2
Production	(50.2)	(0.4)	(52.9)
Balance at December 31, 2010	738.4	4.9	767.5
--
Proved Developed Reserves
Balance at December 31, 2007	439.4	2.9	456.9
Balance at December 31, 2008	471.4	3.1	489.9
Balance at December 31, 2009	477.1	3.1	495.5
Balance at December 31, 2010	463.8	3.2	482.6
--
Proved Undeveloped Reserves
Balance at December 31, 2007	176.5	1.4	185.0
Balance at December 31, 2008	175.5	1.4	184.0
Balance at December 31, 2009	172.3	1.4	180.8
Balance at December 31, 2010	274.6	1.7	284.9

Financial Statement Schedule:

QUESTAR CORPORATION
Schedule of Valuation and Qualifying Accounts

			Column D
		Column C	Deductions for
Column A Description	Column B Beginning Balance	Amounts charged to expense	accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2010
Allowance for bad debts	$5.4	$0.5	($2.7)	$3.2
Year Ended December 31, 2009
Allowance for bad debts	5.8	3.4	(3.8)	5.4
Year Ended December 31, 2008
Allowance for bad debts	2.7	6.6	(3.5)	5.8
Allowance for notes receivable	2.8	-	(2.8)	-

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

			Column D
		Column C	Deductions for
Column A Description	Column B Beginning Balance	Amounts charged to expense	accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2010
Allowance for bad debts	$0.3	$-	$-	$0.3
Year Ended December 31, 2009
Allowance for bad debts	0.4	(0.1)	-	0.3
Year Ended December 31, 2008
Allowance for bad debts	0.4	-	-	0.4
Allowance for notes receivable	2.8	-	(2.8)	-

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

			Column D
		Column C	Deductions for
Column A Description	Column B Beginning Balance	Amounts charged to expense	accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2010
Allowance for bad debts	$5.1	$0.5	($2.7)	$2.9
Year Ended December 31, 2009
Allowance for bad debts	5.4	3.5	(3.8)	5.1
Year Ended December 31, 2008
Allowance for bad debts	2.3	6.6	(3.5)	5.4

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not changed its independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officers and Chief Financial Officer of Questar, Questar Pipeline and Questar Gas have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on such evaluation, such officers have concluded that, as of December 31, 2010, Questar’s, Questar Pipeline’s and Questar Gas’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to each company, including their consolidated subsidiaries, required to be included in the each company’s reports filed or submitted under the Exchange Act. The Chief Executive Officers and Chief Financial Officer of Questar, Questar Pipeline and Questar Gas also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by each company in the reports that it files or submits under the Exchange Act is accumulated and communicated to each company’s management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Questar’s, Questar Pipeline’s and Questar Gas’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Assessment of Internal Control Over Financial Reporting

Questar's, Questar Pipeline’s and Questar Gas’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). Questar's, Questar Pipeline’s and Questar Gas’ management assessed the effectiveness of the each company’s internal control over financial reporting as of December 31, 2010. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework were used to make this assessment. We believe that Questar’s, Questar Pipeline’s and Questar Gas’s internal control over financial reporting as of December 31, 2010, is effective based on those criteria.

The effectiveness of Questar's internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Questar Corporation

We have audited Questar Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Questar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Questar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questar Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Questar Corporation and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Ernst & Young LLP

Salt Lake City, Utah

February 28, 2011

ITEM 9B.  OTHER INFORMATION.

There is no information to report in Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information requested in Item 10 concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A definitive Proxy Statement for Questar's 2011 annual meeting will be filed with the Securities and Exchange Commission on or about March 29, 2011.

Information about the Company's executive officers can be found in Item 1 of Part I in this Annual Report.

Information concerning compliance with Section 16(a) of the Exchange Act, is presented in the definitive Proxy Statement for Questar's 2011 annual meeting under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

The Company has a Business Ethics and Compliance Policy (Ethics Policy) that applies to all of its directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees. Questar has posted the Ethics Policy on its internet site, www.questar.com. Any waiver of the Ethics Policy for executive officers must be approved only by the Company's Board of Directors. Questar will post on its internet site any amendments to or waivers of the Ethics Policy that apply to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to Item 11 will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information requested in Item 12 for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2011 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2011 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

Finally, information concerning securities authorized for issuance under the Company's equity compensation plans as of December 31, 2010, is presented in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Shareholders under the section entitled "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information requested in Item 13 for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for Questar's 2011 Annual Meeting of Shareholders under the sections entitled "Information Concerning the Board of Directors" and Certain Relationships - "Executive Officers."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information requested in Item 14 for principal accountant fees and services for Questar is presented in the definitive Proxy Statement for Questar's 2011 Annual Meeting of Shareholders under the section entitled "Audit Committee Report" and is incorporated herein by reference. Questar’s total accounting fees and services for 2010 were $1.0 million of which $0.3 million related to Questar Pipeline and $0.4 million related to Questar Gas.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) and (c) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.

Description

  2.1*

Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to a Current Report on Form 8-K dated June 12, 2010.)

  3.1*

Amended and restated Articles of Incorporation. (Exhibit No. 3.1 to a Current Report on Form 8-K dated September 29, 2010.)

  3.2

Amended and Restated Bylaws of the Company, effective June 14, 2010.

  4.2*

Questar Dividend Reinvestment and Stock Purchase Plan. (Exhibit No. 4.01 to Registration Statement filed on Form S-3/A dated November 1, 2007.)

10.1*

Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981.)

10.21

Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010.

10.3*1

Questar Corporation Form of Performance Share Award Agreement effective February 18, 2011. (Exhibit 99.1 to a Current Report on Form 8-K dated February 25, 2011.)

10.4*1

Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to a Current Report on Form 8-K dated September 29, 2010.)

10.5*1

First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to a Current Report on Form 8-K dated September 29, 2010.)

10.6*1

Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010. (Exhibit No. 10.5 to a Current Report on Form 8-K dated November 2, 2010.)

10.7*1

Questar Corporation Deferred Compensation Plan for Directors, as amended and restated June 12, 2010 (Exhibit 10.7 to a Current Report on Form 8-K dated September 29, 2010.)

10.8*1

Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007. (Exhibit 10.7 to the Annual Report on Form 10-K for 2007.)

10.9*1

Form of Individual Indemnification Agreement dated February 9, 1993, between Questar Corporation and Directors. (Exhibit No. 10.11 to the Annual Report on Form 10-K for 1992.)

10.10*1

Questar Corporation Deferred Compensation Wrap Plan. as amended and restated June 12, 2010. (Exhibit 10.14 to a Current Report on Form 8-K dated September 29, 2010.)

10.11*1

Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008. (Exhibit No. 10.14 to Annual Report on Form 10-K for 2008.)

10.12*1

Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to a Current Report on Form 8-K dated June 16, 2010).

10.13*

Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to a Current Report on Form 8-K dated June 16, 2010).

10.14*

Transition Services Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.3 to a Current Report on Form 8-K dated June 16, 2010).

10.15*1

Separation Agreement between Questar Corporation and Keith O. Rattie, approved June 14, 2010. (Exhibit 10.4 to a Current Report on Form 8-K dated June 16, 2010).

10.16*

Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.1 to a Current Report on Form 8-K dated July 1, 2010).

10.17*

364-Day Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.2 to a Current Report on Form 8-K dated July 1, 2010).

10.18*1

Amendment to Questar Corporation Stock Option Agreements with Mr. Keith O. Rattie. (Exhibit No. 10.1 to a Current Report on Form 8-K dated June 28, 2010.)

10.19*1

Questar Corporation Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to a Current Report on Form 8-K dated June 28, 2010.)

10.20*1

Questar Corporation Annual Management Incentive Plan II. as amended and restated on January 1, 2010.

(Exhibit 10.24 to a Current Report on Form 8-K dated September 29, 2010.)

10.21*1

First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010.

II, (Exhibit 10.25 to a Current Report on Form 8-K dated September 29, 2010.)

10.22*1

Form of Restricted Stock Agreement dated February 10, 2009. (Exhibit No. 99.2 to a Current Report on Form 8-K dated February 10, 2009.)

10.23*1

Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors. (Exhibit No. 99.3 to a Current Report on Form 8-K dated February 10, 2009.)

10.24*1

Form of Phantom Stock Agreement dated February 10, 2009, for shares granted to non-employee directors. (Exhibit No. 99.4 to a Current Report on Form 8-K dated February 10, 2009.)

10.25*1

Form of Option Agreement dated February 10, 2009. (Exhibit No. 99.6 to a Current Report on Form 8-K dated February 10, 2009.)

10.26*

Senior Indenture between Questar Corporation as Issuer and Wells Fargo Bank, N.A. as Trustee. (Exhibit 4.1 to a Current Report on Form 8-K dated December 14, 2010.)

12.1

Questar ratio of earnings to fixed charges.

12.2

Questar Pipeline ratio of earnings to fixed charges.

12.3

Questar Gas Company ratio of earnings to fixed charges.

14*

Business Ethics and Compliance Policy.

21.1

Questar Subsidiary Information.

21.2

Questar Pipeline Subsidiary Information.

23.1

Consent of Independent Registered Public Accounting Firm.

23.2

Qualifications and report of Reservoir Engineers and Geologists.

24.1

Questar Power of Attorney.

31.1

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.3

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.5

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

1012

Interactive data files.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1Exhibits so marked is a management contract or compensation plan or arrangement

2IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2011.

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

   (Registrants)

By /s/Ronald W. Jibson

Ronald W. Jibson,

President, Chief Executive Officer and Director

Questar and Questar Gas

By /s/R. Allan Bradley

R. Allan Bradley

President, Chief Executive Officer and Director

Questar Pipeline

By /s/Kevin W. Hadlock

Kevin W. Hadlock

Executive Vice President and Chief Financial Officer

Principal Financial and Accounting Officer

Questar, Questar Pipeline and Questar Gas

Director, Questar Pipeline and Questar Gas

By: /s/Craig C. Wagstaff

Craig C. Wagstaff

Director, Questar Gas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Questar Corporation and in the capacities and on the date indicated.

*R. D. Cash

Director

*Laurence M. Downes

Director

*Gary G. Michael

Director

*Keith O. Rattie

Chairman of the Board

*Harris H. Simmons

Director

February 28, 2011

*/s/Ronald W. Jibson

  Ronald W. Jibson, Attorney in Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Questar Pipeline Company and in the capacities and on the date indicated.

R. Allan Bradley

Director

Kevin W. Hadlock

Director

Ronald W. Jibson

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Questar Gas Company and in the capacities and on the date indicated.

Kevin W. Hadlock

Director

Ronald W. Jibson

Chairman of the Board

Craig C. Wagstaff

Director

EXHIBIT INDEX

Exhibit No.

Description

  2.1*

Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to a Current Report on Form 8-K dated June 12, 2010.)

  3.1*

Amended and restated Articles of Incorporation. (Exhibit No. 3.1 to a Current Report on Form 8-K dated September 29, 2010.)

  3.2

Amended and Restated Bylaws of the Company, effective June 14, 2010.

  4.2*

Questar Dividend Reinvestment and Stock Purchase Plan. (Exhibit No. 4.01 to Registration Statement filed on Form S-3/A dated November 1, 2007.)

10.1*

Stipulation and Agreement, dated October 14, 1981, executed by Mountain Fuel; Wexpro; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Exhibit No. 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981.)

10.21

Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010.

10.3*1

Questar Corporation Form of Performance Share Award Agreement effective February 18, 2011. (Exhibit 99.1 to a Current Report on Form 8-K dated February 25, 2011.)

10.4*1

Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to a Current Report on Form 8-K dated September 29, 2010.)

10.5*1

First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to a Current Report on Form 8-K dated September 29, 2010.)

10.6*1

Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010. (Exhibit No. 10.5 to a Current Report on Form 8-K dated November 2, 2010.)

10.7*1

Questar Corporation Deferred Compensation Plan for Directors, as amended and restated June 12, 2010 (Exhibit 10.7 to a Current Report on Form 8-K dated September 29, 2010.)

10.8*1

Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007. (Exhibit 10.7 to the Annual Report on Form 10-K for 2007.)

10.9*1

Form of Individual Indemnification Agreement dated February 9, 1993, between Questar Corporation and Directors. (Exhibit No. 10.11 to the Annual Report on Form 10-K for 1992.)

10.10*1

Questar Corporation Deferred Compensation Wrap Plan. as amended and restated June 12, 2010. (Exhibit 10.14 to a Current Report on Form 8-K dated September 29, 2010.)

10.11*1

Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008. (Exhibit No. 10.14 to Annual Report on Form 10-K for 2008.)

10.12*1

Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to a Current Report on Form 8-K dated June 16, 2010).

10.13*

Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to a Current Report on Form 8-K dated June 16, 2010).

10.14*

Transition Services Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.3 to a Current Report on Form 8-K dated June 16, 2010).

10.15*1

Separation Agreement between Questar Corporation and Keith O. Rattie, approved June 14, 2010. (Exhibit 10.4 to a Current Report on Form 8-K dated June 16, 2010).

10.16*

Multi-Year Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.1 to a Current Report on Form 8-K dated July 1, 2010).

10.17*

364-Day Revolving Credit Agreement, dated as of June 30, 2010, among Questar Corporation, as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, Barclays Capital and Deutsche Bank Trust Company Americas, as syndication agents, and the lenders party thereto (Exhibit 10.2 to a Current Report on Form 8-K dated July 1, 2010).

10.18*1

Amendment to Questar Corporation Stock Option Agreements with Mr. Keith O. Rattie. (Exhibit No. 10.1 to a Current Report on Form 8-K dated June 28, 2010.)

10.19*1

Questar Corporation Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to a Current Report on Form 8-K dated June 28, 2010.)

10.20*1

Questar Corporation Annual Management Incentive Plan II. as amended and restated on January 1, 2010.

(Exhibit 10.24 to a Current Report on Form 8-K dated September 29, 2010.)

10.21*1

First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010.

II, (Exhibit 10.25 to a Current Report on Form 8-K dated September 29, 2010.)

10.22*1

Form of Restricted Stock Agreement dated February 10, 2009. (Exhibit No. 99.2. to a Current Report on Form 8-K dated February 10, 2009.)

10.23*1

Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors. (Exhibit No. 99.3 to a Current Report on Form 8-K dated February 10, 2009.)

10.24*1

Form of Phantom Stock Agreement dated February 10, 2009, for shares granted to non-employee directors. (Exhibit No. 99.4 to a Current Report on Form 8-K dated February 10, 2009.)

10.25*1

Form of Option Agreement dated February 10, 2009. (Exhibit No. 99.6 to a Current Report on Form 8-K dated February 10, 2009.)

10.26*

Senior Indenture between Questar Corporation as Issuer and Wells Fargo Bank, N.A. as Trustee. (Exhibit 4.1 to a Current Report on Form 8-K dated December 14, 2010.)

12.1

Questar ratio of earnings to fixed charges.

12.2

Questar Pipeline ratio of earnings to fixed charges.

12.3

Questar Gas Company ratio of earnings to fixed charges.

14*

Business Ethics and Compliance Policy.

21.1

Questar Subsidiary Information.

21.2

Questar Pipeline Subsidiary Information.

23.1

Consent of Independent Registered Public Accounting Firm.

23.2

Qualifications and report of Reservoir Engineers and Geologists.

24.1

Questar Power of Attorney.

31.1

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.3

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.5

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

1012

Interactive data files.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1Exhibits so marked is a management contract or compensation plan or arrangement

2IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.