Form 10-K/A
period 2010-12-31
QUESTAR CORP
filed 2011-03-01
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No.1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

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

Yes [   ]

No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (June 30, 2010): $7.8 billion. The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

At January 31, 2011, there were 176,775,524 shares of the registrant's common stock without par value outstanding.

Documents Incorporated by Reference:

Portions of the registrant's definitive Proxy Statement (the "Proxy Statement"), filed in connection with its May 10, 2011, Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Questar Corporation (the Company) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (the Original Filing) which was filed with the Securities and Exchange Commission on February 28, 2011. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T that was not included in the Annual Report on Form 10-K. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to February 28, 2011.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability.

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

  3.1*

Amended and restated Articles of Incorporation. (Exhibit No. 3.1 to a Current Report on Form 8-K dated September 29, 2010.)

  3.2*

Amended and Restated Bylaws of the Company, effective June 14, 2010 (Exhibit 3.2 to the Annual Report on Form 10-K filed February 28, 2011).

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

10.2*1

Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010(Exhibit 10.2 to the Annual Report on Form 10-K filed February 28, 2011).

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

12.1*

Questar ratio of earnings to fixed charges (Exhibit 12.1 to the Annual Report on Form 10-K filed February 28, 2011).

12.2*

Questar Pipeline ratio of earnings to fixed charges (Exhibit 12.2 to the Annual Report on Form 10-K filed February 28, 2011).

12.3*

Questar Gas Company ratio of earnings to fixed charges (Exhibit 12.3 to the Annual Report on Form 10-K filed February 28, 2011).

14*

Business Ethics and Compliance Policy.

21.1*

Questar Subsidiary Information (Exhibit 21.1 to the Annual Report on Form 10-K filed February 28, 2011).

21.2*

Questar Pipeline Subsidiary Information (Exhibit 21.2 to the Annual Report on Form 10-K filed February 28, 2011).

23.1*

Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 to the Annual Report on Form 10-K filed February 28, 2011).

23.2*

Qualifications and report of Reservoir Engineers and Geologists (Exhibit 23.2 to the Annual Report on Form 10-K filed February 28, 2011).

24.1*

Questar Power of Attorney. (Exhibit 24.1 to the Annual Report on Form 10-K filed February 28, 2011).

31.1*

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 to the Annual Report on Form 10-K filed February 28, 2011).

31.2*

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2 to the Annual Report on Form 10-K filed February 28, 2011).

31.3*

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.3 to the Annual Report on Form 10-K filed February 28, 2011).

31.4*

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.4 to the Annual Report on Form 10-K filed February 28, 2011).

31.5*

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.5 to the Annual Report on Form 10-K filed February 28, 2011).

31.6*

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.6 to the Annual Report on Form 10-K filed February 28, 2011).

32.1*

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.1 to the Annual Report on Form 10-K filed February 28, 2011).

32.2*

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.2 to the Annual Report on Form 10-K filed February 28, 2011).

32.3*

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.3 to the Annual Report on Form 10-K filed February 28, 2011).

32.4*

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.4 to the Annual Report on Form 10-K filed February 28, 2011).

32.5*

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.5 to the Annual Report on Form 10-K filed February 28, 2011).

32.6*

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32. to the Annual Report on Form 10-K filed February 28, 2011).

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

Principal Financial and Accounting Officer Questar

EXHIBIT INDEX

Exhibit No.

Description

  2.1*

Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to a Current Report on Form 8-K dated June 12, 2010.)

  3.1*

Amended and restated Articles of Incorporation. (Exhibit No. 3.1 to a Current Report on Form 8-K dated September 29, 2010.)

  3.2*

Amended and Restated Bylaws of the Company, effective June 14, 2010 (Exhibit 3.2 to the Annual Report on Form 10-K filed February 28, 2011).

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

10.2*1

Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010(Exhibit 10.2 to the Annual Report on Form 10-K filed February 28, 2011).

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

12.1*

Questar ratio of earnings to fixed charges (Exhibit 12.1 to the Annual Report on Form 10-K filed February 28, 2011).

12.2*

Questar Pipeline ratio of earnings to fixed charges (Exhibit 12.2 to the Annual Report on Form 10-K filed February 28, 2011).

12.3*

Questar Gas Company ratio of earnings to fixed charges (Exhibit 12.3 to the Annual Report on Form 10-K filed February 28, 2011).

14*

Business Ethics and Compliance Policy.

21.1*

Questar Subsidiary Information (Exhibit 21.1 to the Annual Report on Form 10-K filed February 28, 2011).

21.2*

Questar Pipeline Subsidiary Information (Exhibit 21.2 to the Annual Report on Form 10-K filed February 28, 2011).

23.1*

Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 to the Annual Report on Form 10-K filed February 28, 2011).

23.2*

Qualifications and report of Reservoir Engineers and Geologists (Exhibit 23.2 to the Annual Report on Form 10-K filed February 28, 2011).

24.1*

Questar Power of Attorney. (Exhibit 24.1 to the Annual Report on Form 10-K filed February 28, 2011).

31.1*

Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 to the Annual Report on Form 10-K filed February 28, 2011).

31.2*

Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2 to the Annual Report on Form 10-K filed February 28, 2011).

31.3*

Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.3 to the Annual Report on Form 10-K filed February 28, 2011).

31.4*

Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.4 to the Annual Report on Form 10-K filed February 28, 2011).

31.5*

Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.5 to the Annual Report on Form 10-K filed February 28, 2011).

31.6*

Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.6 to the Annual Report on Form 10-K filed February 28, 2011).

32.1*

Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.1 to the Annual Report on Form 10-K filed February 28, 2011).

32.2*

Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.2 to the Annual Report on Form 10-K filed February 28, 2011).

32.3*

Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.3 to the Annual Report on Form 10-K filed February 28, 2011).

32.4*

Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.4 to the Annual Report on Form 10-K filed February 28, 2011).

32.5*

Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32.5 to the Annual Report on Form 10-K filed February 28, 2011).

32.6*

Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Exhibit 32. to the Annual Report on Form 10-K filed February 28, 2011).

101.INS

XBRL Instance.

101.SCH

XBRL Taxonomy.

101.LAB

XBRL Labels.

101.PRE

XBRL Presentation.

101.CAL

XBRL Calculations.

101.DEF

XBRL Definitions.

*Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

1Exhibits so marked is a management contract or compensation plan or arrangement