Form 10-Q
period 2011-03-31
QUESTAR CORP
filed 2011-05-06
CIK 751652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Registrants’ telephone number, including area code (801) 324-5000

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of April 30, 2011:

Questar Corporation	without par value	177,482,251
Questar Pipeline Company	$1.00 per share par value	6,550,843
Questar Gas Company	$2.50 per share par value	9,189,626

Questar Pipeline Company and Questar Gas Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

Questar Corporation

Questar Pipeline Company

Questar Gas Company

Form 10-Q

For the Quarterly Period Ended March 31, 2011

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

6

    Condensed Consolidated Balance Sheets

7

    Condensed Consolidated Statements of Cash Flows

8

Questar Gas Company

    Statements of Income

9

    Condensed Balance Sheets

10

    Condensed Statements of Cash Flows

11

Notes Accompanying the Financial Statements

12

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

19

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4.

CONTROLS AND PROCEDURES

26

PART II.

OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 6.

EXHIBITS

27

SIGNATURES

28

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation, Questar Pipeline Company and Questar Gas Company. Questar Pipeline Company and Questar Gas Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 8 to the Accompanying Financial Statements for a summary of operations by line of business.

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

Questar 2011 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions, except per share amounts)
REVENUES
Questar Gas	$ 413.9	$360.7	$ 955.0	$ 873.9
Questar Pipeline	48.3	47.7	197.8	179.6
Wexpro	7.8	6.2	26.2	21.6
Total Revenues	470.0	414.6	1,179.0	1,075.1
OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	209.9	158.3	332.5	273.7
Operating and maintenance	51.4	51.8	175.4	172.9
General and administrative	33.0	26.2	115.3	97.2
Separation costs	-	-	11.5	-
Production and other taxes	13.6	14.6	49.6	44.4
Depreciation, depletion and amortization	39.4	38.9	153.9	149.4
Total Operating Expenses	347.3	289.8	838.2	737.6
Net gain from asset sales	0.1	-	0.5	0.1
OPERATING INCOME	122.8	124.8	341.3	337.6
Interest and other income	2.9	2.8	11.8	12.5
Income from unconsolidated affiliate	0.9	1.0	3.7	3.8
Interest expense	(16.0)	(14.3)	(58.8)	(57.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	110.6	114.3	298.0	296.1
Income taxes	(40.7)	(42.1)	(108.0)	(108.7)
INCOME FROM CONTINUING OPERATIONS	69.9	72.2	190.0	187.4
Discontinued operations, net of income taxes	-	78.7	69.5	291.7
Discontinued operations, noncontrolling interest	-	(0.6)	(0.7)	(2.7)
Total Discontinued Operations, Net Of Income Taxes	-	78.1	68.8	289.0
NET INCOME ATTRIBUTABLE TO QUESTAR	$ 69.9	$150.3	$ 258.8	$ 476.4
Earnings Per Common Share Attributable To Questar
Basic from continuing operations	$ 0.40	$ 0.41	$ 1.08	$ 1.06
Basic from discontinued operations	-	0.45	0.39	1.67
Basic total	$ 0.40	$ 0.86	$ 1.47	$ 2.73
Diluted from continuing operations	$ 0.39	$ 0.41	$ 1.06	$ 1.06
Diluted from discontinued operations	-	0.44	0.39	1.64
Diluted total	$ 0.39	$ 0.85	$ 1.45	$ 2.70
Weighted-average common shares outstanding
Used in basic calculation	177.0	174.9	176.2	174.4
Used in diluted calculation	178.5	177.2	178.5	176.6
Dividends per common share	$0.1525	$ 0.13	$0.5625	$ 0.51

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -	$ 21.8
Notes receivable	-	53.0	-
Federal income taxes receivable	-	-	37.1
Accounts receivable, net	132.3	127.7	122.1
Unbilled gas accounts receivable	62.5	57.6	81.6
Gas stored underground	11.3	11.6	43.7
Materials and supplies	21.2	21.4	19.0
Current regulatory assets	33.4	38.1	53.5
Prepaid expenses and other	6.5	6.3	9.0
Deferred income taxes – current	14.8	14.3	11.8
Current assets of discontinued operations	-	684.6	-
Total Current Assets	282.0	1,014.6	399.6
Property, Plant and Equipment	4,694.4	4,379.5	4,642.8
Accumulated depreciation, depletion and amortization	(1,796.6)	(1,657.3)	(1,758.2)
Net property, plant and equipment of discontinued operations	-	5,222.0	-
Net Property, Plant and Equipment	2,897.8	7,944.2	2,884.6
Investment in unconsolidated affiliate	27.8	28.3	27.9
Noncurrent regulatory assets	20.6	22.4	21.7
Other noncurrent assets	39.3	35.3	39.8
Noncurrent assets of discontinued operations	-	282.9	-
TOTAL ASSETS	$3,267.5	$9,327.7	$3,373.6
LIABILITIES AND EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$1.6	$0.8	$-
Short-term debt	86.0	134.5	242.0
Notes payable	-	27.9	-
Accounts payable and accrued expenses	165.1	207.4	225.1
Current regulatory liabilities	38.5	10.6	6.0
Current portion of long-term debt	182.0	-	182.0
Current liabilities of discontinued operations	-	750.4	-
Total Current Liabilities	473.2	1,131.6	655.1
Long-term debt, less current portion	898.5	831.2	898.5
Deferred income taxes	509.0	379.3	474.7
Asset retirement obligations	64.2	57.5	60.9
Defined benefit pension plan and other postretirement benefits	149.3	210.6	169.5
Customer contributions-in-aid-of-construction	45.7	50.9	45.5
Other long-term liabilities	37.9	37.3	33.3
Noncurrent liabilities of discontinued operations	-	2,749.6	-
EQUITY
Common stock	503.7	462.5	493.0
Retained earnings	690.0	3,205.2	647.1
Accumulated other comprehensive income (loss)	(104.0)	157.7	(104.0)
TOTAL COMMON SHAREHOLDERS' EQUITY	1,089.7	3,825.4	1,036.1
Noncontrolling interest of discontinued operations	-	54.3	-
Total Equity	1,089.7	3,879.7	1,036.1
TOTAL LIABILITIES AND EQUITY	$3,267.5	$9,327.7	$3,373.6

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended March 31,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$ 69.9	$150.9
Discontinued operations, net of income taxes	-	(78.7)
Adjustments to reconcile net income to net cash provided by operating activities by continuing operations:
Depreciation, depletion and amortization	41.8	40.6
Deferred income taxes	31.3	1.6
Share-based compensation	3.5	2.8
Net (gain) from asset sales	(0.1)	-
(Income) from unconsolidated affiliate	(0.9)	(1.0)
Distribution from unconsolidated affiliate	1.0	0.8
Changes in operating assets and liabilities	82.3	26.5
Net Cash Provided By Operating Activities By Continuing Operations	228.8	143.5
--
INVESTING ACTIVITIES
Property, plant and equipment	(76.0)	(60.9)
Cash used in disposition of assets	(0.5)	(0.2)
Change in notes receivable	-	(13.7)
Net Cash Used In Investing Activities By Continuing Operations	(76.5)	(74.8)
--
FINANCING ACTIVITIES
Common stock issued	5.6	5.9
Common stock repurchased	(2.3)	(5.9)
Change in short-term debt	(156.0)	(34.5)
Change in notes payable	-	(25.0)
Checks outstanding in excess of cash balances	1.6	0.8
Dividends paid	(27.0)	(22.8)
Tax benefits from share-based compensation	4.0	1.3
Net Cash Used In Financing Activities By Continuing Operations	(174.1)	(80.2)
CASH USED IN CONTINUING OPERATIONS	(21.8)	(11.5)
Cash provided by operating activities of discontinued operations	-	222.0
Cash used in investing activities of discontinued operations	-	(263.4)
Cash provided by financing activities of discontinued operations	-	22.1
Effect of change in cash and cash equivalents of discontinued operations	-	19.3
Change in cash and cash equivalents	(21.8)	(11.5)
Beginning cash and cash equivalents	21.8	11.5
Ending cash and cash equivalents	$ -	$ -

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$48.3	$47.7	$197.8	$179.6
From affiliated companies	18.6	18.8	73.8	72.5
Total Revenues	66.9	66.5	271.6	252.1
--
OPERATING EXPENSES
Operating and maintenance	8.6	7.8	42.2	39.8
General and administrative	13.1	10.6	43.5	38.1
Depreciation and amortization	12.3	11.8	47.9	45.3
Other taxes	3.1	2.4	9.7	8.7
Cost of goods sold (excluding operating expenses shown separately)	0.6	0.5	2.5	1.3
Total Operating Expenses	37.7	33.1	145.8	133.2
Net gain from asset sales	0.1	0.1	0.8	0.5
OPERATING INCOME	29.3	33.5	126.6	119.4
Interest and other income	0.9	0.1	1.2	2.3
Income from unconsolidated affiliate	0.9	1.0	3.7	3.8
Interest expense	(7.1)	(7.4)	(28.5)	(29.5)
INCOME BEFORE INCOME TAXES	24.0	27.2	103.0	96.0
Income taxes	(8.7)	(10.0)	(37.5)	(35.3)
NET INCOME	$15.3	$17.2	$ 65.5	$ 60.7

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.9	$ -	$ 5.3
Notes receivable from Questar	40.7	69.6	30.3
Accounts receivable, net	25.5	18.0	20.2
Accounts receivable from affiliates	19.4	15.0	16.2
Materials and supplies	8.1	6.3	7.2
Prepaid expenses and other	3.9	3.6	5.2
Deferred income taxes – current	1.2	0.7	1.2
Total Current Assets	99.7	113.2	85.6
Property, Plant and Equipment	1,721.0	1,606.8	1,711.1
Accumulated depreciation and amortization	(557.4)	(514.0)	(545.0)
Net Property, Plant and Equipment	1,163.6	1,092.8	1,166.1
Investment in unconsolidated affiliate	27.8	28.3	27.9
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	9.1	11.0	9.6
TOTAL ASSETS	$1,304.4	$1,249.5	$1,293.4
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 32.4	$ 48.3	$ 45.6
Accounts payable to affiliates	4.7	3.8	4.7
Current portion of long-term debt	180.0	-	180.0
Total Current Liabilities	217.1	52.1	230.3
Long-term debt, less current portion	280.9	461.2	280.9
Deferred income taxes	196.1	164.0	180.1
Regulatory and other noncurrent liabilities	15.4	14.9	15.3
--
COMMON SHAREHOLDER’S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	344.5	343.0	344.0
Retained earnings	243.8	207.7	236.2
Total Common Shareholder’s Equity	594.9	557.3	586.8
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,304.4	$1,249.5	$1,293.4

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR PIPELINE COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$15.3	$17.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.1	12.4
Deferred income taxes	16.0	1.6
Share-based compensation	0.5	0.3
Net (gain) from asset sales	(0.1)	(0.1)
(Income) from unconsolidated affiliate	(0.9)	(1.0)
Distribution from unconsolidated affiliate	1.0	0.8
Changes in operating assets and liabilities	(5.5)	16.8
Net Cash Provided By Operating Activities	39.4	48.0
--
INVESTING ACTIVITIES
Property, plant and equipment	(25.7)	(17.3)
Cash used in disposition of assets	-	(0.1)
Net Cash Used In Investing Activities	(25.7)	(17.4)
--
FINANCING ACTIVITIES
Change in notes receivable from Questar	(10.4)	(26.9)
Dividends paid	(7.7)	(7.3)
Change in notes payable to Questar	-	(0.2)
Net Cash Used In Financing Activities	(18.1)	(34.4)
Change in cash and cash equivalents	(4.4)	(3.8)
Beginning cash and cash equivalents	5.3	3.8
Ending cash and cash equivalents	$ 0.9	$ -

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)
	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
REVENUES
From unaffiliated customers	$413.9	$360.7	$955.0	$873.9
From affiliated company	0.8	0.3	1.6	1.3
Total Revenues	414.7	361.0	956.6	875.2
--
OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	288.7	237.0	643.9	570.5
Operating and maintenance	37.4	39.0	112.8	114.4
General and administrative	14.6	11.3	53.2	44.4
Depreciation and amortization	10.9	11.1	43.5	44.1
Other taxes	4.3	4.0	14.4	13.5
Total Operating Expenses	355.9	302.4	867.8	786.9
OPERATING INCOME	58.8	58.6	88.8	88.3
Interest and other income	1.6	1.5	6.8	7.3
Interest expense	(6.6)	(6.8)	(26.0)	(27.5)
INCOME BEFORE INCOME TAXES	53.8	53.3	69.6	68.1
Income taxes	(20.4)	(20.2)	(25.4)	(25.2)
NET INCOME	$ 33.4	$ 33.1	$ 44.2	$ 42.9

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 0.4	$ 1.5	$ 4.7
Accounts receivable, net	95.9	85.9	93.0
Unbilled gas accounts receivable	62.4	57.5	81.5
Accounts receivable from affiliates	4.3	2.9	4.5
Gas stored underground	10.6	10.7	43.3
Materials and supplies	9.0	11.9	7.9
Current regulatory assets	32.9	37.9	52.7
Prepaid expenses and other	1.9	1.7	2.9
Deferred income taxes – current	4.3	3.6	1.3
Total Current Assets	221.7	213.6	291.8
Property, Plant and Equipment	1,833.5	1,734.9	1,817.6
Accumulated depreciation and amortization	(731.9)	(695.6)	(721.3)
Net Property, Plant and Equipment	1,101.6	1,039.3	1,096.3
Noncurrent regulatory assets	14.4	15.4	15.0
Goodwill	5.6	5.6	5.6
Other noncurrent assets	2.5	6.9	2.6
TOTAL ASSETS	$1,345.8	$1,280.8	$1,411.3
--
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Notes payable to Questar	$ 64.1	$ 63.4	$ 153.6
Accounts payable and accrued expenses	98.9	109.6	108.3
Accounts payable to affiliates	37.4	52.9	53.6
Customer advances	8.0	9.4	26.2
Current regulatory liabilities	35.3	6.2	2.8
Current portion of long-term debt	2.0	-	2.0
Total Current Liabilities	245.7	241.5	346.5
Long-term debt, less current portion	368.0	370.0	368.0
Deferred income taxes	239.3	186.8	230.3
Customer contributions-in-aid-of-construction	45.7	50.9	45.5
Regulatory and other noncurrent liabilities	5.5	6.3	5.5
--
COMMON SHAREHOLDER’S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	150.6	149.3	150.3
Retained earnings	268.0	253.0	242.2
Total Common Shareholder’s Equity	441.6	425.3	415.5
TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$1,345.8	$1,280.8	$1,411.3

See notes accompanying the financial statements

Questar 2011 Form 10-Q

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	3 Months Ended March 31,
	2011	2010
	(in millions)
OPERATING ACTIVITIES
Net income	$ 33.4	$ 33.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.0	12.1
Deferred income taxes	6.0	(2.2)
Share-based compensation	0.3	0.4
Changes in operating assets and liabilities	67.5	7.9
Net Cash Provided By Operating Activities	119.2	51.3
--
INVESTING ACTIVITIES
Property, plant and equipment	(25.9)	(26.1)
Cash used in disposition of assets	(0.5)	(0.1)
Net Cash Used In Investing Activities	(26.4)	(26.2)
--
FINANCING ACTIVITIES
Change in notes payable to Questar	(89.5)	(23.6)
Dividends paid	(7.6)	(7.2)
Net Cash Used In Financing Activities	(97.1)	(30.8)
Change in cash and cash equivalents	(4.3)	(5.7)
Beginning cash and cash equivalents	4.7	7.2
Ending cash and cash equivalents	$ 0.4	$ 1.5

See notes accompanying the financial statements

Questar 2011 Form 10-Q

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

- Questar Gas Company (Questar Gas) provides retail natural gas distribution in Utah, Wyoming and Idaho.

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Note 2 - Basis of Presentation of Interim Financial Statements

The interim financial statements contain the accounts of Questar and its majority-owned or controlled subsidiaries. The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for Quarterly Reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of the financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and 12 months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. White River Hub, LLC is a limited liability company and FERC-regulated transporter of natural gas. Questar Pipeline owns 50% of White River Hub, LLC and is the operator. Generally, the investment in White River Hub, LLC on the Company’s balance sheets equals the Company’s proportionate share of equity reported by White River Hub, LLC. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company’s carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

The 2010 financial information in this Quarterly Report on Form 10-Q has been recast due to the Spinoff of QEP Resources (QEP) so that the basis of presentation is consistent with that of the first quarter 2011 financial information. This recast reflects the financial condition and results of operations of QEP as discontinued operations for all periods presented. For a summary of discontinued operations see Note 10.

Note 3 – Comprehensive Income

Comprehensive income (loss) attributable to Questar is the sum of net income attributable to Questar as reported in the Consolidated Statements of Income and net other comprehensive income (loss). Net other comprehensive income (loss) includes recognition of the under-funded position of the defined benefit pension plan and other postretirement benefits (employee benefits), changes in the market value of long-term investment and commodity-based derivative instruments and income taxes. These transactions are not the culmination of the earnings process but result from periodically adjusting historical balances to fair value. Income or loss is recognized when the pension or other postretirement benefit costs are accrued and the long-term investment is sold or otherwise realized. Comprehensive income (loss) attributable to Questar is shown below:

Questar 2011 Form 10-Q

	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Net income	$69.9	$150.9	$259.5	$479.1
Other comprehensive income (loss)
Employee benefits	-	-	21.5	47.8
Long-term investment	-	0.1	-	0.1
Discontinued operations
Change in unrealized fair value of derivatives held by QEP	-	299.2	(437.9)	(195.5)
Income taxes	-	(111.3)	154.7	54.4
Net other comprehensive income (loss)	-	188.0	(261.7)	(93.2)
Comprehensive income (loss)	69.9	338.9	(2.2)	385.9
Discontinued operations, noncontrolling interest	-	(0.6)	(0.7)	(2.7)
Comprehensive income (loss) attributable to Questar	$69.9	$338.3	($2.9)	$383.2

The components of Accumulated Other Comprehensive Income (Loss), net of income taxes, shown on the Condensed Consolidated Balance Sheets are as follows:

	Mar. 31, 2011	Mar. 31, 2010	Dec. 31, 2010
	(in millions)
Employee benefits	($104.1)	($117.4)	($104.1)
Long-term investment	0.1	0.1	0.1
Discontinued operations, unrealized fair value of derivatives	-	275.0	-
Accumulated Other Comprehensive Income (Loss)	($104.0)	$157.7	($104.0)

Note 4 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to Questar by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options that are part of the Company’s Long-Term Stock Incentive Plan (LTSIP). A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Weighted-average basic common shares outstanding	177.0	174.9	176.2	174.4
Potential number of shares issuable under the Company’s LTSIP	1.5	2.3	2.3	2.2
Weighted average diluted common shares outstanding	178.5	177.2	178.5	176.6

Note 5 - Asset Retirement Obligations

Questar records asset retirement obligations (ARO) when there are legal obligations associated with the retirement of tangible long-lived assets. At Questar, ARO apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs are estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to ARO estimates result from changes in expected cash flows or material changes in estimated retirement costs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar’s ARO from the Consolidated Balance Sheets for the three months ended March 31 were as follows:

Questar 2011 Form 10-Q

	2011	2010
	(in millions)
ARO liability at December 31	$60.9	$65.0
Accretion	0.7	0.7
Liabilities incurred	0.2	0.2
Revisions	2.5	(8.3)
Liabilities settled	(0.1)	(0.1)
ARO liability at March 31	$64.2	$57.5

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds amounted to $13.4 million at March 31, 2011, and $12.2 million at March 31, 2010. The funds are recorded in other noncurrent assets on the Condensed Consolidated Balance Sheets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with ARO for properties administered under the longstanding Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Public Service Commission of Wyoming (PSCW).

Note 6 - Fair Value Measurements

Questar measures and discloses fair values in accordance with the provisions of the accounting standards for Fair Value Measurements and Disclosures. The standards establish a fair-value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The following table discloses the carrying amount and related fair value of certain financial instruments not disclosed in other notes to the financial statements in this Quarterly Report on Form 10-Q:

Questar

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	March 31, 2011		March 31, 2010		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ -	$ -	$ -	$ -	$ 21.8	$ 21.8
Notes receivable	-	-	53.0	53.0	-	-
Long-term investment	13.4	13.4	12.2	12.2	13.1	13.1
Financial liabilities
Checks outstanding in excess of cash balances	1.6	1.6	0.8	0.8	-	-
Short-term debt	86.0	86.0	134.5	134.5	242.0	242.0
Notes payable	-	-	27.9	27.9	-	-
Long-term debt, including current portion	$1,080.5	$1,159.2	$831.2	$913.1	$1,080.5	$1,173.8

The carrying amounts of cash and cash equivalents, notes receivable, checks outstanding in excess of cash balances, short-term debt and notes payable approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit-risk adjusted borrowing rates. Notes receivable and notes payable represent borrowing transactions between Questar and pre-Spinoff affiliated companies. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds held in Wexpro's trust (see Note 5). The fair value of the long-term investment is based on quoted prices for the underlying funds, and is considered a Level 1 fair value.

The following table discloses the carrying amount and related fair value of certain financial instruments not disclosed in other notes to Questar Pipeline's condensed consolidated financial statements in this Quarterly Report on Form 10-Q:

Questar 2011 Form 10-Q

Questar Pipeline

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	March 31, 2011		March 31, 2010		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ 0.9	$ 0.9	$ -	$ -	$ 5.3	$ 5.3
Notes receivable from Questar	40.7	40.7	69.6	69.6	30.3	30.3
Financial liabilities
Long-term debt, including current portion	$460.9	$496.8	$461.2	$497.9	$460.9	$501.9

The carrying amounts of cash and cash equivalents and notes receivable from Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit-risk adjusted borrowing rates.

The following table discloses the carrying amount and related fair value of certain financial instruments not disclosed in other notes to Questar Gas's condensed financial statements in this Quarterly Report on Form 10-Q:

Questar Gas

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	March 31, 2011		March 31, 2010		December 31, 2010
	(in millions)
Financial assets
Cash and cash equivalents	$ 0.4	$ 0.4	$ 1.5	$ 1.5	$ 4.7	$ 4.7
Financial liabilities
Notes payable to Questar	64.1	64.1	63.4	63.4	153.6	153.6
Long-term debt, including current portion	$370.0	$417.0	$370.0	$415.2	$370.0	$425.3

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit-risk adjusted borrowing rates.

Note 7 - Share-Based Compensation

Questar issues stock options, restricted shares, restricted stock units and performance shares to certain officers, employees and non-employee directors under its Long-term Stock Incentive Plan (LTSIP). Questar recognizes expense over time as the stock options, restricted shares, restricted stock units and performance shares vest. Total share-based compensation expense amounted to $3.5 million in the first quarter of 2011 compared to $2.8 million in the first quarter of 2010. Deferred share-based compensation, representing the unvested value of restricted share awards, amounted to $9.3 million at March 31, 2011. Deferred share-based compensation is included in common stock on the Condensed Consolidated Balance Sheets. First quarter cash flow from income tax benefits in excess of recognized compensation expense amounted to $4.0 million in 2011 compared to $1.3 million in 2010. There were 7,546,987 shares available for future grants at March 31, 2011.

The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options for accounting purposes. Fair-value calculations rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The Black-Scholes-Merton model was intended for measuring the value of options traded on an exchange. Questar did not grant any stock options in the first quarter of 2011.

Questar 2011 Form 10-Q

Unvested stock options decreased by 115,068 shares to 117,794 shares in the first quarter of 2011. Stock-option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Price Range	Weighted- average Price
Balance at December 31, 2010	2,560,059	$3.70 - $17.35	$ 7.30
Exercised	(322,184)	3.70 - 13.10	5.49
Balance at March 31, 2011	2,237,875	$3.70 - $17.35	$7.56

Options Outstanding				Options Exercisable		Unvested Options
Range of exercise prices	Number outstanding at March 31, 2011	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2011	Weighted-average exercise price	Number unvested at March 31, 2011	Weighted- average exercise price
$3.70 - $4.37	1,255,501	1.5	$4.11	1,255,501	$4.11	-	$-
7.84 - 12.43	649,174	3.7	11.17	590,177	11.15	58,997	11.40
$13.10 - $17.35	333,200	5.3	13.52	274,403	13.60	58,797	13.10
	2,237,875	2.7	$ 7.56	2,120,081	$ 7.30	117,794	$12.25

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average vesting period of unvested restricted shares at March 31, 2011, was 23 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range	Weighted-average Price
Balance at December 31, 2010	568,707	$11.40 - $20.31	$14.66
Granted	348,127	17.50 - 17.97	17.96
Distributed	(126,406)	11.40 - 17.35	13.97
Balance at March 31, 2011	790,428	$11.40 - $20.31	$16.22

Restricted stock unit grants typically vest in equal installments over a three year period from the grant date. At March 31, 2011, Questar’s outstanding restricted stock units totaled 67,353 with a weighted-average price of $15.27 per share and a weighted-average vesting period of 15 months.

In the first quarter of 2011, Questar granted to certain Company executive officers a total of 128,021 performance shares under the terms of the LTSIP. The awards motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company’s performance over the three-year performance period ending December 31, 2013 with respect to specified performance criteria relative to a specified peer group of companies.   The actual performance shares awarded, if any, will be distributed in the first quarter of 2014 so long as such executive officer was employed by the Company or its affiliates as of December 31, 2013.  Half of any award will be distributed in shares of Company common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards at $18.23 per share. The liability awards to be settled in cash will be marked-to-market at least annually using the Monte Carlo simulation method. Equity and liability-based performance share compensation expense amounted to $0.2 million in the first quarter of 2011.

Note 8 - Operations by Line of Business

Questar's three complementary lines of business include Wexpro, which develops and produces natural gas from cost-of-service reserves for Questar Gas; Questar Pipeline, which operates interstate natural gas pipelines and storage facilities; and Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation among other factors. Separation costs, comprised primarily of advisory fees, legal fees and employee severance expenses, were reported at the corporate level. Following is a summary of operations by line of business:

Questar 2011 Form 10-Q

	3 Months Ended March 31,		12 Months Ended March 31
	2011	2010	2011	2010
	(in millions)
Revenues from Unaffiliated Customers
Wexpro	$ 7.8	$ 6.2	$ 26.2	$ 21.6
Questar Pipeline	48.3	47.7	197.8	179.6
Questar Gas	413.9	360.7	955.0	873.9
Total	$470.0	$414.6	$1,179.0	$1,075.1
--
Revenues from Affiliated Companies
Wexpro	$ 60.9	$ 60.5	$ 240.6	$ 226.1
Questar Pipeline	18.6	18.8	73.8	72.5
Questar Gas	0.8	0.3	1.6	1.3
Total	$ 80.3	$ 79.6	$ 316.0	$ 299.9
--
Operating Income (Loss)
Wexpro	$ 34.5	$ 32.8	$ 135.4	$ 128.5
Questar Pipeline	29.3	33.5	126.6	119.4
Questar Gas	58.8	58.6	88.8	88.3
Corporate	0.2	(0.1)	(9.5)	1.4
Total	$122.8	$124.8	$ 341.3	$ 337.6
--
Income (Loss) From Continuing Operations
Wexpro	$ 22.3	$ 21.2	$ 89.2	$ 83.1
Questar Pipeline	15.3	17.2	65.5	60.7
Questar Gas	33.4	33.1	44.2	42.9
Corporate	(1.1)	0.7	(8.9)	0.7
Total	$ 69.9	$ 72.2	$ 190.0	$ 187.4

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and Internal Revenue Code. The 2011 estimated qualified pension expense is $22.8 million.

The Company also has a nonqualified pension plan for eligible employees who participate in the qualified pension plan, which provides a "make-up" benefit due to the limits on compensation that can be taken into account in determining benefits under the qualified pension plan. The nonqualified pension plan is unfunded. Claims are paid from the Company general funds. The 2011 nonqualified pension plan expense is estimated to be $0.8 million. Components of the qualified and nonqualified pension expense included in the determination of net income are listed below and 2010 amounts are not recast for the Spinoff.

Questar 2011 Form 10-Q

	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Service cost	$2.2	$2.4	$9.1	$9.8
Interest cost	7.1	7.9	27.9	30.3
Expected return on plan assets	(6.3)	(6.4)	(24.3)	(25.3)
Prior service and other costs	0.3	0.3	1.1	1.2
Recognized net-actuarial loss	2.6	1.8	9.0	6.9
Curtailment charges	-	0.2	2.2	(0.1)
Special-termination benefits	-	-	-	2.0
Pension expense	$5.9	$6.2	$25.0	$24.8

The Company currently estimates a $4.8 million expense for postretirement benefits other than pensions in 2011 before $0.8 million for accretion of a regulatory liability. Postretirement benefit expense components are listed below and 2010 amounts are not recast for the Spinoff:

	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions)
Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	1.1	1.2	4.3	4.6
Expected return on plan assets	(0.7)	(0.5)	(2.6)	(2.2)
Amortization of transition obligation	0.5	0.5	1.9	1.9
Amortization of losses	0.1	0.2	0.5	0.8
Curtailment charges	-	-	0.3	-
Accretion of regulatory liability	0.2	0.2	0.8	0.8
Postretirement benefits expense	$1.4	$1.8	$5.8	$6.6

Note 10 – Discontinued Operations

QEP operations are reflected as discontinued operations in this Quarterly Report on Form 10-Q and are summarized below:

	3 Months Ended March 31,		12 Months Ended March 31,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Revenues	$-	$580.1	$529.7	$2,070.5
Separation costs	-	-	14.0	-
Operating income	-	142.9	127.6	573.3
--
Discontinued operations, net of income taxes	$-	$ 78.7	$ 69.5	$ 291.7
Discontinued operations, noncontrolling interest	-	(0.6)	(0.7)	(2.7)
Total discontinued operations, net of income taxes	$-	$ 78.1	$ 68.8	$ 289.0
Earnings Per Common Share Attributable To Questar
Basic from discontinued operations	$-	$ 0.45	$ 0.39	$ 1.67
Diluted from discontinued operations	-	0.44	0.39	1.64

Questar 2011 Form 10-Q

Note 11 – Subsequent Event – Interest Rate Swap Transaction

In April of 2011, Questar executed a fixed-to-floating interest rate swap transaction with JPMorgan Chase Bank, N.A. and converted $125.0 million of its 2.75% fixed rate long-term debt to floating rate debt. The 2.75% fixed rate was swapped for a LIBOR-based floating rate that is determined at the beginning of August and February each year until the maturity of the notes on February 1, 2016. This transaction will be reflected beginning in the second quarter of 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2010 Form 10-K and analyzes the changes in the results of operations between the three and 12 months ended March 31, 2011, and March 31, 2010. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2010 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of income (loss) from continuing operations by line of business:

	3 Months Ended March 31,			12 Months Ended March 31,
	2011	2010	Change	2011	2010	Change
	(in millions, except per share amounts)
Wexpro	$22.3	$21.2	$1.1	$ 89.2	$ 83.1	$ 6.1
Questar Pipeline	15.3	17.2	(1.9)	65.5	60.7	4.8
Questar Gas	33.4	33.1	0.3	44.2	42.9	1.3
Corporate	(1.1)	0.7	(1.8)	(8.9)	0.7	(9.6)
Income from continuing operations	$69.9	$72.2	($2.3)	$190.0	$187.4	$ 2.6
Earnings from continuing operations per diluted share	$0.39	$0.41	($0.02)	$ 1.06	$ 1.06	$ -
Average diluted shares	178.5	177.2	1.3	178.5	176.6	1.9

WEXPRO

Wexpro reported income of $22.3 million in the first quarter of 2011 compared to $21.2 million in the first quarter of 2010, a 5% increase. For the 12 months ended March 31, 2011, Wexpro earned $89.2 million compared to $83.1 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Operator service fee	$61.1	$60.5	$0.6	$240.1	$225.7	$14.4
Oil and NGL sales	7.6	6.2	1.4	26.5	21.2	5.3
Other	-	-	-	0.2	0.8	(0.6)
Total Revenues	68.7	66.7	2.0	266.8	247.7	19.1
Operating expenses
Operating and maintenance	5.4	5.0	0.4	20.6	18.8	1.8
General and administrative	6.2	4.8	1.4	21.9	17.5	4.4
Depreciation, depletion and amortization	16.1	15.9	0.2	62.3	59.7	2.6
Production and other taxes	5.7	7.8	(2.1)	24.7	21.5	3.2
Oil income sharing	0.8	0.3	0.5	1.6	1.3	0.3
Total Operating Expenses	34.2	33.8	0.4	131.1	118.8	12.3
Net (loss) from asset sales	-	(0.1)	0.1	(0.3)	(0.4)	0.1
Operating Income	$34.5	$32.8	$1.7	$135.4	$128.5	$ 6.9

Questar 2011 Form 10-Q

Operating Statistics
Production volumes
Natural gas (Bcf)	12.7	13.0	(0.3)	49.9	48.0	1.9
Oil and NGL (MMbbl)	0.1	0.1	-	0.4	0.4	-
Oil and NGL average sales price (per bbl)	$81.34	$64.46	$16.88	$69.69	$56.57	$13.12
Investment base at March 31 (in millions)	$445.3	$427.8	$17.5

Revenues

Wexpro earned a 20.3% after-tax return on its average investment base for the 12 months ended March 31, 2011. Wexpro 2011 operating results benefited from a higher average investment base compared to the prior-year period. Pursuant to the terms of a longstanding agreement referred to as the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro’s investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation. The investment base grew in the 12 months ended March 31, 2011, but the increase due to investment in commercial wells was partially offset by increased deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended March 31,
	2011	2010
	(in millions)
Beginning investment base	$427.8	$400.1
Successful development wells	97.3	106.5
Depreciation, depletion and amortization	(58.2)	(55.0)
Deferred income taxes	(21.6)	(23.8)
Ending investment base	$445.3	$427.8

Wexpro produced 12.7 Bcf of cost-of-service natural gas for Questar Gas during the first quarter of 2011, down 2% from the first quarter of 2010. The decrease in the quarter was due to delays in the completion of wells. Wexpro produced 49.9 Bcf of cost of service gas in the 12 months ended March 31, 2011, compared to 48.0 Bcf for the 12 months ended March 31, 2010. On an annual basis, Wexpro natural gas production provides about half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 23% in the first quarter of 2011 over the first quarter of 2010 and were up 25% in the 12 months ended March 31, 2011 over the year-earlier period. The increases were due to higher sales prices. The increase in revenues was largely offset by higher oil-related expenses and production taxes.

Expenses

Operating and maintenance expenses were up 8% in the first quarter of 2011 and up 10% in 12-month period ended March 31, 2011 compared to prior year periods due to increased spending on repairs and maintenance. Lease operating expense per Mcfe was $0.40 in the first quarter of 2011 compared to $0.37 in the first quarter of 2010. General and administrative expenses were higher in the three- and 12-month periods ended March 31, 2011, compared to prior year periods. These increases are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP Resources. Production and other taxes were lower in the first quarter of 2011 compared to the first quarter of 2010 and higher in the 12 months ended March 31, 2011 compared to the 2010 period due to changes in the value of natural gas, oil and NGL production.

Depreciation, depletion and amortization expense increased 1% in the first quarter of 2011 over the first quarter of 2010 and increased 4% in the 12 months ended March 31, 2011, over the 12 months ended March 31, 2010, due to increased investment in natural gas wells and facilities.

QUESTAR PIPELINE

Questar Pipeline reported first quarter 2011 income of $15.3 million compared with $17.2 million in 2010, an 11% decrease. Questar Pipeline earned $65.5 million in the 12 months ended March 31, 2011, compared to $60.7 million in the 12 months ended March 31, 2010. Following is a summary of Questar Pipeline financial and operating results:

Questar 2011 Form 10-Q

	3 Months Ended March 31,			12 Months Ended March 31,
	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Transportation	$47.7	$47.0	$0.7	$189.4	$177.5	$11.9
Storage	9.7	9.6	0.1	37.7	38.9	(1.2)
NGL sales - transportation	2.6	2.0	0.6	12.9	7.3	5.6
NGL sales - field services	2.0	3.1	(1.1)	10.5	7.2	3.3
Energy services	3.9	3.4	0.5	14.5	13.1	1.4
Other	1.0	1.4	(0.4)	6.6	8.1	(1.5)
Total Revenues	66.9	66.5	0.4	271.6	252.1	19.5
Operating expenses
Operating and maintenance	8.6	7.8	0.8	42.2	39.8	2.4
General and administrative	13.1	10.6	2.5	43.5	38.1	5.4
Depreciation and amortization	12.3	11.8	0.5	47.9	45.3	2.6
Other taxes	3.1	2.4	0.7	9.7	8.7	1.0
Cost of sales	0.6	0.5	0.1	2.5	1.3	1.2
Total Operating Expenses	37.7	33.1	4.6	145.8	133.2	12.6
Net gain from asset sales	0.1	0.1	-	0.8	0.5	0.3
Operating Income	$29.3	$33.5	($4.2)	$126.6	$119.4	$7.2
Operating Statistics
Natural gas-transportation volumes (MMdth)
For unaffiliated customers	162.5	155.7	6.8	649.2	624.7	24.5
For Questar Gas	43.1	44.0	(0.9)	111.1	112.5	(1.4)
Total Transportation	205.6	199.7	5.9	760.3	737.2	23.1
Transportation revenue (per dth)	$0.23	$0.24	($0.01)	$0.25	$0.24	$0.01
Net firm-daily transportation demand at March 31 (in Mdth)	4,954	4,683	271	-	-	-
Natural gas processing
NGL sales (MMgal)	2.8	3.4	(0.6)	17.3	12.5	4.8
NGL sales price (per gal)	$1.66	$1.49	$0.17	$1.36	$1.16	$0.20

Revenues

As of March 31, 2011, Questar Pipeline had net firm-transportation contracts of 4,954 Mdth per day, including 1,020 Mdth per day from Questar Pipeline’s 50% ownership of White River Hub, compared with 4,683 Mdth per day as of March 31, 2010. Questar Pipeline has expanded its transportation system in response to growing regional natural gas production and transportation demand. The increase in transportation revenues in the first quarter of 2011 was due primarily to expansions of the Overthrust Pipeline system that were completed in March 2011. The expansions of Overthrust Pipeline include the increase in compression completed in February 2010 and the 43-mile, 36-inch diameter loop placed in service in March 2011. The compression expansion added 160 Mdth per day of firm-transportation contracts in February 2010 and the loop expansion added 50 Mdth per day in December 2010 and 275 Mdth per day in March 2011. The company has long-term firm-transportation contracts of 325 Mdth per day associated with this expansion.

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

Questar 2011 Form 10-Q

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

NGL volumes decreased 18% in the first quarter of 2011 compared to the first quarter of 2010 due to a new third-party processing plant upstream of the company’s Price, Utah processing facilities. NGL volumes were 38% higher in the 12 months ended March 31, 2011, compared to the year-earlier period due to higher liquids content of the gas stream. NGL prices were 11% higher in the first quarter of 2011 and 17% higher in the 12 months ended March 31, 2011, compared to year-earlier periods.

Expenses

Operating and maintenance expenses increased by 10% in the first quarter of 2011, and 6% in the 12 months ended March 31, 2011, compared to corresponding 2010 periods. The increased costs are due primarily to higher compressor maintenance costs and the operation of system expansions. General and administrative expenses increased by 24% in the first quarter of 2011, and 14% in the 12 months ended March 31, 2011, compared to corresponding 2010 periods. These increases are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP Resources. Operating, maintenance, general and administrative expenses per dth transported were $0.11 in the first quarter of 2011 compared to $0.09 in the first quarter of 2010.

Other taxes increased 29% in the first quarter of 2011 and 11% in the 12 months ended March 31, 2011, compared to year-earlier periods primarily due to higher property taxes driven by increased investment and tax rates.

Depreciation expense was up 4% in the first quarter of 2011 compared to the first quarter of 2010 because of system expansions placed into service.

QUESTAR GAS

Questar Gas reported net income of $33.4 million in the first quarter of 2011 compared to $33.1 million in the first quarter of 2010. Net income was $44.2 million in the 12 months ended March 31, 2011, compared to $42.9 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year. Following is a summary of Questar Gas financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2011	2010	Change	2011	2010	Change
	(in millions)
Operating Income
Revenues
Residential and commercial sales	$396.8	$342.0	$54.8	$887.8	$824.0	$63.8
Industrial sales	7.4	6.6	0.8	27.5	12.6	14.9
Transportation for industrial customers	2.7	2.9	(0.2)	9.5	11.6	(2.1)
Service	1.6	1.7	(0.1)	4.7	5.4	(0.7)
Other	6.2	7.8	(1.6)	27.1	21.6	5.5
Total revenues	414.7	361.0	53.7	956.6	875.2	81.4
Cost of natural gas sold	288.7	237.0	51.7	643.9	570.5	73.4
Margin	126.0	124.0	2.0	312.7	304.7	8.0
Other operating expenses
Operating and maintenance	37.4	39.0	(1.6)	112.8	114.4	(1.6)
General and administrative	14.6	11.3	3.3	53.2	44.4	8.8
Depreciation and amortization	10.9	11.1	(0.2)	43.5	44.1	(0.6)
Other taxes	4.3	4.0	0.3	14.4	13.5	0.9
Total other operating expenses	67.2	65.4	1.8	223.9	216.4	7.5
Operating income	$ 58.8	$ 58.6	$ 0.2	$ 88.8	$ 88.3	$ 0.5

Questar 2011 Form 10-Q

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	48.9	44.6	4.3	110.1	109.5	0.6
Industrial sales	1.2	1.1	0.1	4.6	2.1	2.5
Transportation for industrial customers	14.2	16.5	(2.3)	57.0	58.0	(1.0)
Total industrial	15.4	17.6	(2.2)	61.6	60.1	1.5
Total deliveries	64.3	62.2	2.1	171.7	169.6	2.1
Natural gas revenue (per dth)
Residential and commercial sales	$ 8.11	$ 7.66	$ 0.45	$ 8.07	$ 7.52	$0.55
Industrial sales	6.11	6.01	0.10	5.92	6.08	(0.16)
Transportation for industrial customers	0.19	0.18	0.01	0.17	0.20	(0.03)
Colder than normal temperatures	4%	-		3%	5%
Temperature-adjusted usage per customer (dth)	50.0	46.6	3.4	110.3	108.2	2.1
Customers at March 31 (thousands)	914.1	904.0	10.1

Margin Analysis

Questar Gas margin (revenues minus gas costs) increased $2.0 million in the first quarter of 2011 compared to the first quarter of 2010 and increased $8.0 million in the 12 months ended March 31, 2011 compared to the 12 months ended March 31, 2010. Following is a summary of major changes in Questar Gas margin:

	3 Months	12 Months
	2010 to 2011	2010 to 2011
	(in millions)
Customer growth	$1.1	$2.7
General rate increase	0.9	4.7
Feeder line cost recovery	1.4	1.4
Demand-side management cost recovery	(1.6)	(0.8)
Recovery of gas-cost portion of bad-debt costs	-	0.8
Other	0.2	(0.8)
Increase	$2.0	$8.0

On March 31, 2011, Questar Gas served 914,054 customers, up 1.1% from 904,040 at March 31, 2010. Customer growth increased the margin by $1.1 million in the first quarter of 2011 and $2.7 million in the 12 months ended March 31, 2011.

Questar Gas benefited from a conservation-enabling (revenue decoupling) tariff since 2006. Under this tariff, Questar Gas is allowed to earn a margin for each general-service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company’s margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

On April 8, 2010, the Public Service Commission of Utah (PSCU) approved a settlement in Questar Gas’s Utah general rate case to increase the utility’s allowed return on equity from 10% to 10.35% and to indefinitely extend the existing conservation-enabling (revenue decoupling) tariff. The stipulation agreement increased customer rates by $5.0 million annually effective August 1, 2010. Increased revenues from the case resulted in higher gross margin of $0.9 million in the first quarter of 2011 and $4.7 million in the 12 months ended March 31, 2011.

The stipulation further approves an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multiyear high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $1.4 million of increased margin due to the infrastructure tracking mechanism in the first quarter of 2011.

Questar 2011 Form 10-Q

As a partial offset to other margin changes, Questar Gas margin decreased during the three- and 12-month periods ended March 31, 2011, due to lower recovery of demand-side management costs used to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Expenses

Cost of natural gas sold rose 22% in the first quarter of 2011 and 13% in the 12 months ended March 31, 2011, compared to the same periods of 2010 due to higher volumes and higher rates. Questar Gas received authorization from the PSCU to increase rates by an annualized $48.0 million effective August 1, 2010, to recover higher gas costs. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2011, Questar Gas had a $29.7 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred.

Operating and maintenance expenses decreased $1.6 million in the first quarter of 2011 and decreased $1.6 million in the 12 months ended March 31, 2011, compared to the same periods of 2010. These decreases included lower demand-side management costs of $1.6 million, and $0.8 million for the three- and 12-month periods respectively. The demand-side management costs are for the company’s energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses increased $3.3 million in the 2011 first quarter and $8.8 million in the 12 months ended March 31, 2011. These increases are due to higher employee and share-based compensation expenses and higher allocation of corporate costs following the Spinoff of QEP Resources. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $141 in the 12 months ended March 31, 2011, compared to $133 in the 12 months ended March 31, 2010.

Depreciation expense decreased 2% in the first quarter of 2011 compared to the first quarter of 2010. A reduction of depreciation rates was ordered by the PSCU effective August 1, 2010, which offset increased depreciation from plant additions driven by customer growth and replacement of feeder lines.

Other Consolidated Results

Separation costs

Questar's share of separation costs associated with the June 30, 2010, Spinoff of QEP Resources amounted to $11.5 million. Separation costs were primarily for advisory fees, legal fees and employee severance costs. Separation costs were reported at Corporate and resulted in a loss from continuing operations, totaling $8.9 million for the 12 months ended March 31, 2011.

Interest expense

Interest expense increased in the first quarter and 12 months ended March 31, 2011, compared with the corresponding 2010 periods because of higher long-term debt balances. In June 2010, Questar entered into a new $250.0 million 364-day revolving credit loan agreement and a new $350.0 million multi-year revolving credit agreement to support commercial paper borrowing, which resulted in an increase in commitment fee expense. Questar borrowed $250.0 million in commercial paper and contributed the proceeds to QEP Resources prior to the Spinoff. In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due 2016 to repay the commercial paper.

Income taxes

Questar's effective combined federal and state income tax rate was 36.8% in both the first quarter of 2011 and the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities by continuing operations increased 59% in the first quarter of 2011 compared to the first quarter of 2010 due primarily to changes in deferred income taxes and operating assets and liabilities. Deferred income taxes increased due to bonus tax depreciation rules, which allow the Company to deduct the cost of certain capital expenditures for income tax purposes. Cash sources from operating assets and liabilities were higher in 2011 due to a liability for over-collected gas purchase costs. Net cash provided by operating activities by continuing operations is presented below:

	3 Months Ended March 31,
	2011	2010	Change
	(in millions)
Income from continuing operations	$ 69.9	$ 72.2	($ 2.3)
Noncash adjustments to net income	76.6	44.8	31.8
Changes in operating assets and liabilities	82.3	26.5	55.8
Net cash provided by operating activities by continuing operations	$228.8	$143.5	$85.3

Questar 2011 Form 10-Q

Investing Activities

A comparison of capital expenditures of continuing operations for the first quarter of 2011 and 2010 and a forecast for calendar year 2011 are presented below:

			Forecast
	3 Months Ended March 31,		12 Months Ended Dec. 31,
	2011	2010	2011
	(in millions)
Wexpro	$23.9	$17.5	$108
Questar Pipeline	25.7	17.3	105
Questar Gas	25.9	26.1	132
Corporate	0.5	-	4
Total capital expenditures of continuing operations	$76.0	$60.9	$349

Financing Activities

In the first quarter of 2011, the Company reduced short-term debt by $156.0 million from the excess of cash flow from operations over investing activities.

Questar issues commercial paper to meet short-term financing requirements. The bank-credit commitments provide back-up credit liquidity support for Questar’s commercial-paper program. Credit commitments under the bank lines totaled $600.0 million at March 31, 2011, with no amounts borrowed. Commitments of $250.0 million mature on June 29, 2011, and commitments of $350.0 million mature on July 1, 2013. The Company does not plan to renew the $250.0 million bank line. Commercial paper outstanding amounted to $86.0 million at March 31, 2011, compared with $134.5 million a year earlier. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2011.

Questar Pipeline has $180.0 million and Questar Gas has $2.0 million of long-term debt maturing in 2011. Questar Pipeline expects to refinance its maturing debt using publicly traded notes. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

At March 31, 2011, combined short-term and long-term debt was 52% and equity was 48% of total capital.

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

Questar Pipeline’s primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market’s expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system the Company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Revenue may also be reduced if NGL prices or volumes decline.

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

Credit Risk

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at March 31, 2011. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, XTO Energy, Wyoming Interstate Pipeline, EnCana Marketing, PacifiCorp and Anadarko Energy Services.

Questar 2011 Form 10-Q

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

Interest-Rate Risk Management

On March 31, 2011, Questar had $898.5 million of fixed-rate long-term subsidiary debt with a weighted-average life to maturity of 7.7 years. The Company also had $182.0 million of subsidiary long-term debt maturing in the next six months and $86.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper.

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

-

the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010;

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on such evaluation, such officers have concluded that, as of March 31, 2011, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management including its principal executive and financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Questar 2011 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity during the first quarter of 2011. Questar repurchased shares in conjunction with tax-payment elections under the Company Long-term Stock Incentive Plan and rollover shares used in exercising stock options. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended March 31, 2011:

2011	Number of Shares Purchased*	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January	28,810	$18.02	-	-
February	73,496	$17.79	-	-
March	58,341	$17.32	-	-
Total	160,647	$17.66	-	-

*Excludes any fractional shares purchased from terminating participants in the Questar Dividend Reinvestment and Stock Purchase Plan and any shares of restricted stock forfeited when failing to satisfy vesting conditions.

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibit No.

Exhibits

12.1.

Questar Corporation ratio of earnings to fixed charges.

12.2.

Questar Pipeline Company ratio of earnings to fixed charges.

12.3.

Questar Gas Company ratio of earnings to fixed charges.

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

Questar 2011 Form 10-Q

101.INS

XBRL Instance.

101.SCH

XBRL Taxonomy.

101.LAB

XBRL Labels.

101.PRE

XBRL Presentation.

101.CAL

XBRL Calculations.

101.DEF

XBRL Definitions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION

QUESTAR PIPELINE COMPANY

QUESTAR GAS COMPANY

(Registrants)

May 6, 2011

/s/Ronald W. Jibson

Ronald W. Jibson

President and Chief Executive Officer, Questar and Questar Gas

May 6, 2011

/s/R. Allan Bradley

R. Allan Bradley

President and Chief Executive Officer, Questar Pipeline

May 6, 2011

/s/Kevin W. Hadlock

Kevin W. Hadlock

Executive Vice President and Chief Financial Officer,

Questar, Questar Pipeline and Questar Gas

Exhibits List

Exhibits

12.1.

Questar Corporation ratio of earnings to fixed charges.

12.2.

Questar Pipeline Company ratio of earnings to fixed charges.

12.3.

Questar Gas Company ratio of earnings to fixed charges.

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

Questar 2011 Form 10-Q

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

Questar 2011 Form 10-Q