Form 10-K/A
period 2012-12-31
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2013-09-24
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Gas Company	Utah	333-69210	87-0155877
Questar Pipeline Company	Utah	000-14147	87-0307414

333 South State Street, P.O. Box 45433, Salt Lake City, Utah 84145-0433
(Address of principal executive offices)

Registrants' telephone number, including area code (801) 324-5900
Web site http://www.questar.com

Securities registered pursuant to Section 12(b) of the Act:

Questar Corporation	Common stock without par value, listed on the New York Stock Exchange
Questar Gas Company	None
Questar Pipeline Company	None

Securities registered pursuant to Section 12(g) of the Act:

Questar Corporation	None
Questar Gas Company	None
Questar Pipeline Company	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Questar Corporation	Yes [X] No [ ]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

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

Questar Corporation	[ ]
Questar Gas Company	[ ]
Questar Pipeline Company	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Do not check non-accelerated filer if a smaller reporting company (Check one).

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012). The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

Questar Corporation	$3.7 billion
Questar Gas Company	None
Questar Pipeline Company	None

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of January 31, 2013.

Questar Corporation	without par value	175,097,361
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Documents Incorporated by Reference:
Portions of Questar Corporation's definitive Proxy Statement (the "Proxy Statement"), to be filed in connection with its May 10, 2013, Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR PIPELINE COMPANY
QUESTAR GAS COMPANY
FORM 10-K/A
Amendment No. 1
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed by Questar Corporation, Questar Gas Company and Questar Pipeline Company, with the United States Securities and Exchange Commission on February 22, 2013 (the “Annual Report”), is filed for the sole purpose of including Exhibit 23.1, 23.3 and 23.4, the auditor's consents, with conformed signatures. The conformed signatures were inadvertently omitted from these exhibits in the previously filed Annual Report.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new signatures of our principal executive officers and principal financial officer are being included in this Amendment.
Other than the inclusion of Exhibits 23.1, 23.3 and 23.4 with conformed signatures, there are no changes to the information contained in the Annual Report and this Amendment does not reflect events occurring after the Annual Report, or modify or update the disclosures therein in any way.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 23rd day of September, 2013.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

By:	/s/Ronald W. Jibson
Ronald W. Jibson, Chairman, President and Chief Executive Officer (Principal Executive Officer) Questar and Questar Gas Chairman of the Board, Questar Pipeline

By:	/s/R. Allan Bradley
R. Allan Bradley President, Chief Executive Officer and Director (Principal Executive Officer) Questar Pipeline

By:	/s/Kevin W. Hadlock
Kevin W. Hadlock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Questar, Questar Gas and Questar Pipeline Director, Questar Gas and Questar Pipeline

By:	/s/Craig C. Wagstaff
Craig C. Wagstaff Director, Questar Gas

EXHIBIT INDEX

Exhibit No.	Description

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

4