Form 10-Q
period 2013-09-30
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2013-10-31
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___ to ___

(Exact name of registrant as specified in its charter)	(State or other jurisdiction of incorporation or organization)	Commission File Number:	(I.R.S. Employer Identification No.)
Questar Corporation	Utah	001-08796	87-0407509
Questar Gas Company	Utah	333-69210	87-0155877
Questar Pipeline Company	Utah	000-14147	87-0307414
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of September 30, 2013.

Questar Corporation	without par value	175,070,395
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation (Questar or the Company), Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 9 to the accompanying financial statements for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Item 1 of Part I of this Quarterly Report on Form 10-Q includes separate financial statements (i.e. statements of income, statements of comprehensive income, balance sheets and statements of cash flows, as applicable) for Questar Corporation, Questar Gas Company and Questar Pipeline Company. The notes accompanying the financial statements are presented on a combined basis for all three registrants. Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 2 of Part I is presented by line of business.

Questar 2013 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$89.4	$82.5	$647.8	$578.7	$928.8	$876.5
Wexpro	13.2	9.8	32.0	27.1	41.0	35.5
Questar Pipeline	47.0	49.5	142.3	150.1	195.3	198.7
Total Revenues	149.6	141.8	822.1	755.9	1,165.1	1,110.7

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(35.0)	(42.1)	157.4	99.1	250.6	209.5
Operating and maintenance	36.4	36.8	122.2	133.2	169.8	182.5
General and administrative	24.4	29.0	90.2	88.0	123.0	122.6
Retirement incentive	—	—	—	—	4.9	—
Production and other taxes	15.2	11.1	45.2	38.0	55.1	50.3
Depreciation, depletion and amortization	47.4	45.9	143.4	135.6	189.4	177.1
Asset impairment	80.6	—	80.6	—	80.6	—
Total Operating Expenses	169.0	80.7	639.0	493.9	873.4	742.0
Net gain from asset sales	—	2.5	0.1	5.1	0.1	5.0
OPERATING INCOME (LOSS)	(19.4)	63.6	183.2	267.1	291.8	373.7
Interest and other income	3.1	1.7	9.2	5.7	10.5	7.2
Income from unconsolidated affiliate	0.9	1.0	2.8	2.8	3.7	3.7
Interest expense	(13.9)	(14.5)	(42.7)	(44.3)	(56.3)	(57.0)
INCOME (LOSS) BEFORE INCOME TAXES	(29.3)	51.8	152.5	231.3	249.7	327.6
Income taxes	10.1	(18.0)	(59.4)	(83.1)	(92.8)	(117.8)
NET INCOME (LOSS)	$(19.2)	$33.8	$93.1	$148.2	$156.9	$209.8

Earnings (Loss) Per Common Share
Basic	$(0.11)	$0.20	$0.53	$0.84	$0.89	$1.18
Diluted	(0.11)	0.19	0.53	0.83	0.89	1.18
Weighted-average common shares outstanding
Used in basic calculation	175.5	175.4	175.4	177.0	175.5	177.2
Used in diluted calculation	175.5	176.5	176.1	178.1	176.1	178.3
Dividends per common share	$0.18	$0.17	$0.53	$0.495	$0.70	$0.6575

See notes accompanying the financial statements

Questar 2013 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Net income (loss)	$(19.2)	$33.8	$93.1	$148.2	$156.9	$209.8
Other comprehensive income (loss):
Pension and other postretirement benefits	9.0	6.6	24.7	19.8	(28.1)	(150.6)
Interest rate cash flow hedges	0.1	0.2	0.4	0.4	0.4	(0.6)
Change in fair value of long-term investment	—	0.1	(0.1)	0.1	(0.1)	0.1
Income taxes	(3.4)	(2.8)	(9.4)	(7.9)	10.8	57.7
Net other comprehensive income (loss)	5.7	4.1	15.6	12.4	(17.0)	(93.4)
COMPREHENSIVE INCOME (LOSS)	$(13.5)	$37.9	$108.7	$160.6	$139.9	$116.4

See notes accompanying the financial statements

Questar 2013 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2013	Sept. 30, 2012	Dec. 31, 2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$16.8
Accounts receivable, net	58.0	60.0	114.3
Unbilled gas accounts receivable	11.7	10.6	78.3
Gas stored underground	59.4	62.1	39.0
Materials and supplies	24.0	25.7	24.5
Current regulatory assets	49.3	56.8	46.7
Prepaid expenses and other	6.0	6.5	13.1
Deferred income taxes - current	8.8	6.5	13.0
Total Current Assets	217.2	228.2	345.7
Property, Plant and Equipment	5,583.8	5,244.4	5,333.3
Accumulated depreciation, depletion and amortization	(2,088.8)	(1,983.2)	(2,016.3)
Net Property, Plant and Equipment	3,495.0	3,261.2	3,317.0
Investment in unconsolidated affiliate	25.8	26.8	26.5
Noncurrent regulatory assets	21.3	21.7	21.6
Other noncurrent assets	50.9	44.5	46.3
TOTAL ASSETS	$3,810.2	$3,582.4	$3,757.1

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$1.6	$5.4	$—
Short-term debt	355.0	263.0	263.0
Accounts payable and accrued expenses	211.6	215.6	235.2
Current regulatory liabilities	1.8	4.3	5.8
Current portion of long-term debt and capital lease obligation	0.8	109.2	42.7
Total Current Liabilities	570.8	597.5	546.7
Long-term debt and capital lease obligation, less current portion	1,136.1	988.9	1,138.2
Deferred income taxes	645.9	563.5	603.4
Asset retirement obligations	65.9	66.3	67.2
Defined benefit pension plan and other postretirement benefits	257.3	246.9	303.7
Customer contributions in aid of construction	31.5	30.4	22.9
Regulatory and other noncurrent liabilities	44.1	39.3	39.4

COMMON SHAREHOLDERS' EQUITY
Common stock	449.7	457.8	442.4
Retained earnings	839.6	805.5	839.5
Accumulated other comprehensive (loss)	(230.7)	(213.7)	(246.3)
Total Common Shareholders' Equity	1,058.6	1,049.6	1,035.6
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,810.2	$3,582.4	$3,757.1

See notes accompanying the financial statements

Questar 2013 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$93.1	$148.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	148.7	141.3
Deferred income taxes	37.2	65.1
Asset impairment	80.6	—
Share-based compensation	7.7	7.5
Net (gain) from asset sales	(0.1)	(5.1)
(Income) from unconsolidated affiliate	(2.8)	(2.8)
Distributions from unconsolidated affiliate and other	4.2	3.7
Changes in operating assets and liabilities	55.4	28.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	424.0	386.0

INVESTING ACTIVITIES
Property, plant and equipment	(287.4)	(276.1)
Wexpro acquisition of producing properties	(106.7)	—
Cash used in disposition of assets	(3.1)	(2.5)
Proceeds from disposition of assets	0.6	4.5
NET CASH USED IN INVESTING ACTIVITIES	(396.6)	(274.1)

FINANCING ACTIVITIES
Common stock issued	2.2	4.7
Common stock repurchased	(4.2)	(72.5)
Change in short-term debt	92.0	44.0
Long-term debt and capital lease obligation repaid	(42.6)	(25.6)
Long-term debt issuance costs	(1.7)	—
Checks outstanding in excess of cash balances	1.6	5.4
Dividends paid	(93.0)	(87.6)
Tax benefits from share-based compensation	1.5	8.1
NET CASH USED IN FINANCING ACTIVITIES	(44.2)	(123.5)
Change in cash and cash equivalents	(16.8)	(11.6)
Beginning cash and cash equivalents	16.8	11.6
Ending cash and cash equivalents	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During the first quarter of 2012, Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Questar 2013 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
REVENUES
From unaffiliated customers	$89.4	$82.5	$647.8	$578.7	$928.8	$876.5
From affiliated company	0.2	0.5	0.6	2.3	0.8	3.4
Total Revenues	89.6	83.0	648.4	581.0	929.6	879.9

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	50.1	44.7	424.2	356.4	601.1	551.6
Operating and maintenance	20.9	21.4	78.1	87.2	109.9	123.1
General and administrative	12.1	12.1	38.5	36.5	53.2	52.6
Retirement incentive	—	—	—	—	2.4	—
Depreciation and amortization	12.4	11.4	36.9	35.0	49.1	46.6
Other taxes	5.3	4.1	15.4	13.3	18.3	15.9
Total Operating Expenses	100.8	93.7	593.1	528.4	834.0	789.8
OPERATING INCOME (LOSS)	(11.2)	(10.7)	55.3	52.6	95.6	90.1
Interest and other income	1.3	1.4	3.8	3.8	5.5	4.9
Interest expense	(5.3)	(5.8)	(16.7)	(19.1)	(21.7)	(25.5)
INCOME (LOSS) BEFORE INCOME TAXES	(15.2)	(15.1)	42.4	37.3	79.4	69.5
Income taxes	6.2	5.8	(15.6)	(14.0)	(28.8)	(26.0)
NET INCOME (LOSS)	$(9.0)	$(9.3)	$26.8	$23.3	$50.6	$43.5

See notes accompanying the financial statements

Questar 2013 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2013	Sept. 30, 2012	Dec. 31, 2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$1.4
Accounts receivable, net	24.2	26.9	67.0
Unbilled gas accounts receivable	11.7	10.5	78.2
Accounts receivable from affiliates	31.4	22.2	31.8
Gas stored underground	56.5	58.4	38.3
Materials and supplies	12.2	13.5	13.5
Current regulatory assets	45.5	52.4	41.0
Prepaid expenses and other	2.4	2.8	3.2
Deferred income taxes - current	1.5	—	1.5
Total Current Assets	185.4	186.7	275.9
Property, Plant and Equipment	2,147.8	2,013.6	2,040.9
Accumulated depreciation and amortization	(790.3)	(758.6)	(762.8)
Net Property, Plant and Equipment	1,357.5	1,255.0	1,278.1
Noncurrent regulatory assets	16.5	16.0	16.4
Goodwill	5.6	5.6	5.6
Other noncurrent assets	3.0	2.1	3.1
TOTAL ASSETS	$1,568.0	$1,465.4	$1,579.1

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$1.4	$2.0	$—
Notes payable to Questar	195.0	206.6	166.1
Accounts payable and accrued expenses	80.3	72.8	105.0
Accounts payable to affiliates	49.9	46.2	50.9
Customer advances	21.9	32.2	30.2
Current regulatory liabilities	0.5	1.8	4.3
Deferred income taxes - current	—	4.0	—
Current portion of long-term debt	—	108.5	42.0
Total Current Liabilities	349.0	474.1	398.5
Long-term debt, less current portion	384.5	234.5	384.5
Deferred income taxes	330.7	270.8	301.6
Customer contributions in aid of construction	31.5	30.4	22.9
Regulatory and other noncurrent liabilities	3.4	3.8	4.0

COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	173.6	172.2	172.5
Retained earnings	272.3	256.6	272.1
Total Common Shareholder's Equity	468.9	451.8	467.6
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,568.0	$1,465.4	$1,579.1

See notes accompanying the financial statements

Questar 2013 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$26.8	$23.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.7	38.7
Deferred income taxes	29.1	20.6
Share-based compensation	1.1	0.9
Changes in operating assets and liabilities	49.9	17.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	147.6	101.1

INVESTING ACTIVITIES
Property, plant and equipment	(119.3)	(120.8)
Cash used in disposition of assets	(2.5)	(1.8)
Proceeds from disposition of assets	0.3	0.3
Affiliated-company property, plant and equipment transfers	10.8	—
NET CASH USED IN INVESTING ACTIVITIES	(110.7)	(122.3)

FINANCING ACTIVITIES
Change in notes payable to Questar	28.9	63.9
Checks outstanding in excess of cash balances	1.4	2.0
Long-term debt repaid	(42.0)	(25.0)
Dividends paid	(26.6)	(24.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(38.3)	16.2
Change in cash and cash equivalents	(1.4)	(5.0)
Beginning cash and cash equivalents	1.4	5.0
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2013 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
REVENUES
From unaffiliated customers	$47.0	$49.5	$142.3	$150.1	$195.3	$198.7
From affiliated companies	17.6	18.4	54.8	55.2	74.0	73.8
Total Revenues	64.6	67.9	197.1	205.3	269.3	272.5

OPERATING EXPENSES
Operating and maintenance	8.8	9.1	23.2	26.4	32.0	33.6
General and administrative	10.8	12.0	35.3	36.5	48.8	49.3
Retirement incentive	—	—	—	—	0.9	—
Depreciation and amortization	14.0	13.6	42.2	40.6	55.9	53.9
Asset impairment	80.6	—	80.6	—	80.6	—
Other taxes	2.5	2.4	7.4	7.3	9.2	9.4
Cost of sales (excluding operating expenses shown separately)	0.5	0.7	2.7	1.9	7.5	2.7
Total Operating Expenses	117.2	37.8	191.4	112.7	234.9	148.9
Net gain from asset sales	—	2.5	—	2.6	0.1	2.6
OPERATING INCOME (LOSS)	(52.6)	32.6	5.7	95.2	34.5	126.2
Interest and other income	0.6	—	1.2	0.3	1.5	—
Income from unconsolidated affiliate	0.9	1.0	2.8	2.8	3.7	3.7
Interest expense	(6.5)	(6.6)	(19.5)	(19.8)	(26.0)	(24.8)
INCOME (LOSS) BEFORE INCOME TAXES	(57.6)	27.0	(9.8)	78.5	13.7	105.1
Income taxes	19.7	(9.9)	2.2	(28.7)	(6.4)	(38.1)
NET INCOME (LOSS)	$(37.9)	$17.1	$(7.6)	$49.8	$7.3	$67.0

See notes accompanying the financial statements

Questar 2013 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Net income (loss)	$(37.9)	$17.1	$(7.6)	$49.8	$7.3	$67.0
Other comprehensive income (loss):
Interest rate cash flow hedges	0.1	0.2	0.4	0.4	0.4	(0.6)
Income taxes	—	(0.1)	(0.1)	(0.2)	(0.1)	0.2
Net other comprehensive income (loss)	0.1	0.1	0.3	0.2	0.3	(0.4)
COMPREHENSIVE INCOME (LOSS)	$(37.8)	$17.2	$(7.3)	$50.0	$7.6	$66.6

See notes accompanying the financial statements

Questar 2013 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2013	Sept. 30, 2012	Dec. 31, 2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.5	$0.4	$7.1
Notes receivable from Questar	36.6	42.0	38.7
Accounts receivable, net	17.8	19.8	19.1
Accounts receivable from affiliates	32.7	28.2	27.5
Gas stored underground	2.9	3.7	0.7
Materials and supplies	7.5	7.0	6.5
Current regulatory assets	3.8	4.4	5.7
Prepaid expenses and other	1.8	1.9	7.7
Deferred income taxes - current	1.6	1.8	1.6
Total Current Assets	106.2	109.2	114.6
Property, Plant and Equipment	1,766.1	1,821.9	1,840.1
Accumulated depreciation and amortization	(617.8)	(618.7)	(629.3)
Net Property, Plant and Equipment	1,148.3	1,203.2	1,210.8
Investment in unconsolidated affiliate	25.8	26.8	26.5
Goodwill	4.2	4.2	4.2
Regulatory and other noncurrent assets	8.2	9.5	9.0
TOTAL ASSETS	$1,292.7	$1,352.9	$1,365.1

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$35.9	$66.5	$25.7
Accounts payable to affiliates	3.7	3.2	16.9
Current regulatory liabilities	1.3	2.5	1.5
Total Current Liabilities	40.9	72.2	44.1
Long-term debt	458.8	458.9	458.9
Deferred income taxes	226.9	201.8	242.5
Regulatory and other noncurrent liabilities	13.9	13.8	13.8

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	349.2	347.1	347.5
Retained earnings	219.3	275.7	274.9
Accumulated other comprehensive (loss)	(22.9)	(23.2)	(23.2)
Total Common Shareholder's Equity	552.2	606.2	605.8
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,292.7	$1,352.9	$1,365.1

See notes accompanying the financial statements

Questar 2013 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	$(7.6)	$49.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44.1	42.5
Deferred income taxes	(15.7)	5.0
Asset impairment	80.6	—
Share-based compensation	1.6	1.5
Net (gain) from asset sales	—	(2.6)
(Income) from unconsolidated affiliate	(2.8)	(2.8)
Distributions from unconsolidated affiliate and other	3.9	3.7
Changes in operating assets and liabilities	3.6	18.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	107.7	115.6

INVESTING ACTIVITIES
Property, plant and equipment	(56.2)	(41.6)
Cash used in disposition of assets	(0.6)	(0.7)
Proceeds from disposition of assets	0.1	4.2
Affiliated-company property, plant and equipment transfers	(10.7)	—
NET CASH USED IN INVESTING ACTIVITIES	(67.4)	(38.1)

FINANCING ACTIVITIES
Change in notes receivable from Questar	2.1	(33.2)
Dividends paid	(48.0)	(47.3)
NET CASH USED IN FINANCING ACTIVITIES	(45.9)	(80.5)
Change in cash and cash equivalents	(5.6)	(3.0)
Beginning cash and cash equivalents	7.1	3.4
Ending cash and cash equivalents	$1.5	$0.4

See notes accompanying the financial statements

Questar 2013 Form 10-Q	13

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
NOTES ACCOMPANYING THE FINANCIAL STATEMENTS
(Unaudited)

The notes accompanying the financial statements apply to Questar Corporation, Questar Gas Company and Questar Pipeline Company unless otherwise noted.

Note 1 - Nature of Business

Questar Corporation is a Rockies-based integrated natural gas company with three principal complementary and wholly-owned lines of business:

•	Questar Gas Company (Questar Gas) provides retail natural gas distribution in Utah, Wyoming and Idaho.

•	Wexpro Company (Wexpro) develops and produces natural gas from cost-of-service reserves for Questar Gas customers.

•	Questar Pipeline Company (Questar Pipeline) operates interstate natural gas pipelines and storage facilities in the western United States and provides other energy services.

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

Note 2 - Basis of Presentation of Interim Financial Statements

The interim financial statements contain the accounts of Questar and its wholly-owned subsidiaries. The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), the instructions for Quarterly Reports on Form 10-Q and SEC Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and 12 months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain reclassifications were made to prior year information to conform to the current year presentation. This includes reclassifications on the Questar Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets to reflect revised accounting for reclassifications out of accumulated other comprehensive loss related to the Company's pension and other postretirement benefit plans.

Questar uses the equity method to account for its investment in an unconsolidated affiliate where it does not have control, but has significant influence. White River Hub, LLC is a limited liability company and FERC-regulated transporter of natural gas. Questar Pipeline owns 50% of White River Hub, LLC and is the operator. Generally, the investment in White River Hub, LLC on the Company's balance sheets equals the Company's proportionate share of equity reported by White River Hub, LLC. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other-than-temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

Questar Gas obtains the majority of its gas supply from Wexpro's cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement. Questar Gas also obtains transportation and storage services from Questar Pipeline. These intercompany revenues and expenses are eliminated in the Questar Consolidated Statements of Income by reducing revenues and cost of sales. The underlying costs of Wexpro's production and Questar Pipeline's transportation and storage services are disclosed in other categories in the Consolidated Statements of Income, including operating and maintenance expense and depreciation, depletion and amortization expense. During the second and third quarters of the year, a

Questar 2013 Form 10-Q	14

significant portion of the natural gas from Wexpro production is injected into underground storage. This gas is withdrawn from storage as needed during the heating season in the first and fourth quarters. The cost of natural gas sold is credited with the value of natural gas as it is injected into storage and debited as it is withdrawn from storage. The reported balance in consolidated cost of sales may be a negative amount during the second and third quarters because of the entries to record injection of gas into storage and the elimination of intercompany transactions. The details of Questar's consolidated cost of sales are as follows:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Questar Gas
Gas purchases	$0.1	$—	$113.7	$64.3	$153.6	$131.5
Operator service fee	68.2	69.3	215.2	204.5	284.7	271.6
Transportation and storage	18.5	19.0	58.6	58.5	79.7	78.6
Gathering	4.5	4.8	13.6	16.0	18.1	22.3
Royalties	11.0	7.0	32.4	23.4	41.0	34.3
Storage (injection) withdrawal, net	(37.3)	(29.0)	(18.1)	(18.1)	1.9	(8.8)
Purchased-gas account adjustment	(15.9)	(27.6)	5.1	4.0	17.2	17.1
Other	1.0	1.2	3.7	3.8	4.9	5.0
Total Questar Gas cost of natural gas sold	50.1	44.7	424.2	356.4	601.1	551.6
Elimination of Questar Gas cost of natural gas sold - affiliated parties	(85.6)	(87.5)	(269.5)	(259.2)	(358.0)	(344.8)
Total Questar Gas cost of natural gas sold - unaffiliated parties	(35.5)	(42.8)	154.7	97.2	243.1	206.8
Questar Pipeline
Total Questar Pipeline cost of sales	0.5	0.7	2.7	1.9	7.5	2.7
Total cost of sales	$(35.0)	$(42.1)	$157.4	$99.1	$250.6	$209.5

Note 3 - Comprehensive Income

Beginning in 2012, the Company and its subsidiaries adopted accounting guidance issued in June 2011 that resulted in the addition of statements of comprehensive income to the primary financial statements. Beginning in 2013, the Company and its subsidiaries adopted accounting guidance issued in February 2013 that requires additional disclosures about reclassifications from accumulated other comprehensive income into earnings.

Comprehensive income (loss), as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income (loss) as reported in the Questar Consolidated Statements of Income and other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension or other postretirement benefit (OPRB) costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold or otherwise realized.

Questar 2013 Form 10-Q	15

Details of the changes in the components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown in the table below. The table also discloses details of income taxes related to each component of OCI.

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	3 Months Ended				9 Months Ended
	September 30, 2013				September 30, 2013
	(in millions)
AOCI at beginning of period	$(213.5)	$(23.0)	$0.1	$(236.4)	$(223.2)	$(23.2)	$0.1	$(246.3)
OCI before reclassifications	—	—	—	—	—	—	(0.1)	(0.1)
Reclassified from AOCI(1)	9.0	0.1	—	9.1	24.7	0.4	—	25.1
Income taxes
OCI before reclassifications	—	—	—	—	—	—	0.1	0.1
Reclassified from AOCI(2)	(3.4)	—	—	(3.4)	(9.4)	(0.1)	—	(9.5)
Total income taxes	(3.4)	—	—	(3.4)	(9.4)	(0.1)	0.1	(9.4)
Net other comprehensive income	5.6	0.1	—	5.7	15.3	0.3	—	15.6
AOCI at September 30, 2013	$(207.9)	$(22.9)	$0.1	$(230.7)	$(207.9)	$(22.9)	$0.1	$(230.7)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.
(2) Interest rate cash flow hedge amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.

Pension and other postretirement benefits AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 10 for additional details.

Comprehensive income (loss), as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income (loss) as reported in the Questar Pipeline Consolidated Statements of Income and OCI. OCI includes interest rate cash flow hedges and the related income taxes. Income or loss is recognized as the company records interest expense for hedged interest payments. Disclosures above regarding interest rate cash flow hedges, including income taxes and income statement reclassifications effects, apply to Questar Pipeline.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of restricted stock units (RSUs) with forfeitable dividends and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends are participating securities for the computation of basic earnings (loss) per share. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Weighted-average basic common shares outstanding	175.5	175.4	175.4	177.0	175.5	177.2
Potential number of shares issuable under the Company's LTSIP	—	1.1	0.7	1.1	0.6	1.1
Weighted-average diluted common shares outstanding	175.5	176.5	176.1	178.1	176.1	178.3

Questar 2013 Form 10-Q	16

There were no potential shares included in the diluted EPS calculation for the third quarter of 2013 because any such shares would be anti-dilutive due to the net loss in the quarter.

Note 5 - Asset Retirement Obligations

Questar records an asset retirement obligation (ARO) along with an increase to the carrying value of the related property, plant and equipment when there is a legal obligation associated with the retirement of a tangible long-lived asset. Questar's AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not recorded AROs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales in the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar's AROs from the Condensed Consolidated Balance Sheets were as follows:

	9 Months Ended
	September 30,
	2013	2012
	(in millions)
AROs at beginning of year	$67.2	$63.8
Accretion	2.4	2.3
Liabilities incurred	4.2	2.2
Revisions in estimated cash flows	(6.8)	(1.2)
Liabilities settled	(1.1)	(0.8)
AROs at September 30,	$65.9	$66.3

Wexpro collects from Questar Gas and deposits in trust certain funds related to AROs. The funds are recorded as other noncurrent assets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Wyoming Public Service Commission.

Note 6 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at September 30, 2013, September 30, 2012 or December 31, 2012.

Beginning in 2012, Questar adopted fair value accounting guidance issued in May 2011. The guidance did not result in any changes to the reported amounts of assets or liabilities, but did result in disclosure of the fair value hierarchy levels associated with fair value estimates for financial assets and liabilities not carried at fair value.

Questar 2013 Form 10-Q	17

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2013		Sept. 30, 2012		Dec. 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$16.8	$16.8
Long-term investment	1	16.8	16.8	15.0	15.0	15.5	15.5
Financial liabilities
Checks outstanding in excess of cash balances	1	1.6	1.6	5.4	5.4	—	—
Short-term debt	1	355.0	355.0	263.0	263.0	263.0	263.0
Long-term debt, including current portion	2	1,097.5	1,191.1	1,057.9	1,237.5	1,140.9	1,303.1

The carrying amounts of cash and cash equivalents, checks outstanding in excess of cash balances and short-term debt approximate fair value. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds held in Wexpro's trust (see Note 5). The fair value of the long-term investment is based on quoted prices for the underlying funds. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit risk-adjusted borrowing rates.

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2013		Sept. 30, 2012		Dec. 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$1.4	$1.4
Financial liabilities
Checks outstanding in excess of cash balances	1	1.4	1.4	2.0	2.0	—	—
Notes payable to Questar	1	195.0	195.0	206.6	206.6	166.1	166.1
Long-term debt, including current portion	2	384.5	425.6	343.0	426.3	426.5	503.7

The carrying amounts of cash and cash equivalents and checks outstanding in excess of cash balances approximate fair value. The carrying amounts of notes payable to Questar approximate fair value because of their short maturities and variable market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar 2013 Form 10-Q	18

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2013		Sept. 30, 2012		Dec. 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$1.5	$1.5	$0.4	$0.4	$7.1	$7.1
Notes receivable from Questar	1	36.6	36.6	42.0	42.0	38.7	38.7
Financial liabilities
Long-term debt	2	458.8	505.5	458.9	547.8	458.9	536.6

The carrying amounts of cash and cash equivalents approximate fair value. The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and variable market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

The Questar and Questar Pipeline Condensed Consolidated Balance Sheets include a nonrecurring fair value measurement at September 30, 2013 related to the impairment of the eastern segment of Questar Southern Trails Pipeline. The asset's fair value of zero is based on inputs that indicate overall negative future net cash flows. Questar used a probability-weighted discounted cash flow analysis that included significant inputs including Questar's cost of capital and assumptions regarding future transportation rates and operating costs. This is a Level 3 fair value measurement because the inputs are unobservable. Based on this analysis, Questar determined that the asset was impaired. See Note 12 for additional information.

Note 7 - Derivative Instruments and Hedging Activities

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. In order to mitigate its exposure to changes in the fair value of its fixed-rate corporate debt resulting from changes in benchmark interest rates, in the second quarter of 2011 Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed-rate long-term debt to floating-rate debt. The 2.75% rate was swapped for a London Interbank Offered Rate (LIBOR)-based floating rate. Questar terminated and settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense through the maturity of the notes in 2016. Prior to its termination, this swap was accounted for as a fair value hedge under the accounting standards for derivatives and hedging.

Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. The swaps were also treated as qualifying hedging transactions for income tax purposes.

Questar 2013 Form 10-Q	19

The following table presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income as well as the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

		3 Months Ended		9 Months Ended		12 Months Ended
	Financial Statement Location of Gain (Loss)	September 30,		September 30,		September 30,
Instrument and Activity		2013	2012	2013	2012	2013	2012
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized gain	Interest expense	$—	$—	$—	$—	$—	$0.7
2.75% Notes due 2016
Unrealized loss	Interest expense	—	—	—	—	—	(0.7)

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	—	—	—	—	—	(1.1)
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.1)	(0.2)	(0.4)	(0.4)	(0.4)	(0.5)

There was no ineffectiveness recognized on the fair value hedge for the three, nine and 12 months ended September 30, 2013 and 2012. There was no ineffectiveness recognized on the cash flow hedges for the three and nine months ended September 30, 2013 and 2012 and the 12 months ended September 30, 2013. Ineffectiveness recognized on the cash flow hedges was de minimis in the 12 months ended September 30, 2012. Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of September 30, 2013, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions. There were no derivative assets or liabilities outstanding at September 30, 2013, September 30, 2012 or December 31, 2012.

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under its LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $7.7 million for the first nine months of 2013 compared to $7.5 million in 2012. Deferred share-based compensation, representing the unvested value of restricted share and RSU awards, amounted to $6.5 million at September 30, 2013. For the first nine months, cash flow from income tax benefits in excess of recognized compensation expense amounted to $1.5 million in 2013 compared to $8.1 million in 2012. There were 5,577,106 shares available for future grants at September 30, 2013.

Unvested stock options decreased by 29,398 shares to zero shares in the first nine months of 2013. No stock options were granted in the first nine months of 2013. Stock option transactions under the terms of the LTSIP are summarized below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2012	770,923	$4.37	-	$17.35	$11.35
Exercised	(53,083)	4.37	-	13.10	4.75
Balance at September 30, 2013	717,840	$7.84	-	$17.35	$11.84

Questar 2013 Form 10-Q	20

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at Sept. 30, 2013	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2013	Weighted-average exercise price
$7.84	-	$11.40	404,174	2.1	$10.52	404,174	$10.52
13.10	-	17.35	313,666	2.8	13.54	313,666	13.54
			717,840	2.4	$11.84	717,840	$11.84

Restricted share grants typically vest in equal installments over a three- or four-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at September 30, 2013, was 11 months. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2012	810,342	$13.10	-	$20.90	$17.74
Granted	658	21.53		21.53	21.53
Vested	(417,882)	13.10	-	20.90	17.24
Balance at September 30, 2013	393,118	$13.10	-	$21.53	$18.29

Starting in the first quarter of 2013, Questar granted RSUs to certain officers, employees and non-employee directors under its LTSIP. One share of Questar common stock will be distributed for each RSU at the time of vesting. RSU grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested RSUs at September 30, 2013, was 17 months.

Transactions involving RSUs under the terms of the LTSIP are summarized below:

	RSUs Outstanding	Price Range			Weighted-Average Price
Granted	326,797	$22.17	-	$25.44	$23.63
Vested	(12,522)	23.62		23.62	23.62
Balance at September 30, 2013	314,275	$22.17	-	$25.44	$23.63

Grants of RSUs with deferred share distributions (deferred RSUs) typically vest in equal installments over a three-year period from the grant date. At September 30, 2013, Questar's outstanding deferred RSUs totaled 73,071 with a weighted-average price of $15.67 per share. The deferred RSUs were fully vested as of July 1, 2013. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents) at the time of the grantee's separation from service.

Questar grants performance shares to certain Company executive officers under the terms of the LTSIP. The awards are designed to motivate and reward these executives for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each executive officer is subject to adjustment upward or downward based on the Company's total shareholder return relative to a specified peer group of companies over a three-year performance period. Each three-year performance period commences at the beginning of the year of grant. Distributions of performance shares, if any, take place in the quarter following the conclusion of the performance period so long as such executive officer was employed by the Company or its affiliates as of the last day of the performance period.

Half of any award will be distributed in shares of Questar common stock and half in cash. The Monte Carlo simulation method was used to estimate the grant-date fair value of the performance share awards. The liability associated with awards to be settled in cash is adjusted to its estimated fair value through earnings on a quarterly basis. Equity- and liability-based performance share compensation expense amounted to $1.2 million in the first nine months of 2013 and $1.4 million in the first nine months of 2012. The weighted-average remaining vesting period of unvested performance shares at September 30, 2013, was 15 months.

Questar 2013 Form 10-Q	21

Performance share transactions under the terms of the LTSIP are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Balance at December 31, 2012	264,867	$18.23	-	$25.42	$21.94
Granted	126,606	39.62		39.62	39.62
Forfeited	(3,594)	18.23	-	39.62	33.09
Balance at September 30, 2013	387,879	$18.23	-	$39.62	$27.61

The above September 30, 2013 balance includes 5,330 vested target performance shares with a weighted-average grant-date fair value of $23.39 and expected distribution dates ranging from the first quarter of 2014 through the first quarter of 2016.

Note 9 - Operations by Line of Business

Questar's three principal complementary lines of business include Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho; Wexpro, which develops and produces natural gas from cost-of-service reserves for Questar Gas customers; and Questar Pipeline, which operates interstate natural gas pipelines and storage facilities. Line-of-business information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation, among other factors. Following is a summary of operations by line of business:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$89.4	$82.5	$647.8	$578.7	$928.8	$876.5
Wexpro	13.2	9.8	32.0	27.1	41.0	35.5
Questar Pipeline	47.0	49.5	142.3	150.1	195.3	198.7
Total	$149.6	$141.8	$822.1	$755.9	$1,165.1	$1,110.7

Revenues from Affiliated Companies
Questar Gas	$0.2	$0.5	$0.6	$2.3	$0.8	$3.4
Wexpro	68.1	69.3	215.2	204.6	284.7	271.8
Questar Pipeline	17.6	18.4	54.8	55.2	74.0	73.8
Total	$85.9	$88.2	$270.6	$262.1	$359.5	$349.0

Operating Income (Loss)
Questar Gas	$(11.2)	$(10.7)	$55.3	$52.6	$95.6	$90.1
Wexpro	40.7	41.0	121.9	117.9	162.1	155.3
Questar Pipeline	(52.6)	32.6	5.7	95.2	34.5	126.2
Corporate and other	3.7	0.7	0.3	1.4	(0.4)	2.1
Total	$(19.4)	$63.6	$183.2	$267.1	$291.8	$373.7

Net Income (Loss)
Questar Gas	$(9.0)	$(9.3)	$26.8	$23.3	$50.6	$43.5
Wexpro	27.5	26.4	82.2	76.5	109.6	100.1
Questar Pipeline	(37.9)	17.1	(7.6)	49.8	7.3	67.0
Corporate and other	0.2	(0.4)	(8.3)	(1.4)	(10.6)	(0.8)
Total	$(19.2)	$33.8	$93.1	$148.2	$156.9	$209.8

Questar 2013 Form 10-Q	22

Note 10 - Employee Benefits

The Company has a noncontributory defined benefit pension plan covering a majority of its employees and postretirement medical and life insurance plans providing coverage to less than half of its employees. Employees hired or rehired after June 30, 2010 are not eligible for the noncontributory defined benefit pension plan and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life insurance once they retire.

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2013 estimated net cost for the qualified pension plan is $32.0 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The 2013 estimated net cost for the nonqualified pension plan is $4.3 million. Components of the qualified and nonqualified net pension cost included in the determination of net income (loss) are listed in the table below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost	$3.2	$3.2	$10.0	$9.7	$13.5	$12.4
Interest cost	7.6	7.8	23.4	23.3	31.2	30.5
Expected return on plan assets	(9.5)	(8.0)	(28.6)	(23.7)	(36.7)	(30.8)
Prior service and other costs	0.2	0.4	0.8	1.1	0.8	2.1
Recognized net actuarial loss	8.0	5.4	21.7	16.2	30.4	20.5
Net pension cost	$9.5	$8.8	$27.3	$26.6	$39.2	$34.7

The Company currently estimates a $5.0 million net cost for postretirement benefits other than pensions in 2013 before accretion of a regulatory liability. Net postretirement benefit cost components are listed in the table below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost	$0.2	$0.2	$0.6	$0.5	$0.8	$0.5
Interest cost	0.9	1.0	2.8	2.8	3.8	3.7
Expected return on plan assets	(0.6)	(0.6)	(1.9)	(1.7)	(2.5)	(2.3)
Amortization of transition obligation	—	0.4	—	1.2	0.4	1.8
Recognized net actuarial loss	0.8	0.5	2.2	1.6	3.1	1.4
Accretion of regulatory liability	0.1	0.1	0.5	0.5	0.3	0.6
Net postretirement benefit cost	$1.4	$1.6	$4.2	$4.9	$5.9	$5.7

Note 11 - Debt

The Company has a revolving credit facility with various lenders to provide back-up credit liquidity support for its commercial paper program. Credit commitments under this revolving credit facility totaled $750.0 million at September 30, 2013, with no amounts borrowed. This revolving credit facility has interest-rate options generally below the prime interest rate and carries commitment fees on the unused balance. In April 2013, Questar amended and restated its revolving credit facility to increase its size from $500.0 million to $750.0 million and extend its maturity from August 31, 2016 to April 19, 2018. Under the facility, consolidated funded debt cannot exceed 70% of consolidated capitalization. Commercial paper outstanding amounted to $355.0 million at September 30, 2013, $263.0 million at September 30, 2012 and $263.0 million at December 31, 2012.

Questar 2013 Form 10-Q	23

During the third quarter of 2013, Questar Gas entered into a commitment to borrow $150 million of long-term debt in the private placement market to be funded in December 2013. Questar Gas will issue $90 million of 30-year notes with an interest rate of 4.78% and $60 million of 35-year notes with an interest rate of 4.83%. Proceeds from the debt issuance will be used to repay existing indebtedness and for general corporate purposes.

Except for the amendment and restatement to the Company's revolving credit facility and the Questar Gas borrowing commitment, there have not been any significant new borrowings or modifications of existing financing arrangements at Questar, Questar Gas or Questar Pipeline since December 31, 2012.

Note 12 - Strategic Review of Questar Southern Trails Pipeline and Impairment of Eastern Segment

In the fourth quarter of 2012, Questar Pipeline initiated a strategic review of the noncore Questar Southern Trails Pipeline. All strategic options were analyzed, including joint ventures, asset sales or other alternatives. The western segment of Southern Trails Pipeline runs 96 miles from Whitewater to Long Beach, California. This segment has not been placed in service. The eastern segment of Southern Trails Pipeline runs 487 miles from the San Juan Basin in New Mexico to connections with other pipelines in the eastern portion of southern California.

As a result of that review, Questar Pipeline entered into an agreement with another pipeline company to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude from railcars and into the pipeline for transportation to refineries in Long Beach, California. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $21 million. This project is in the marketing phase and a decision whether or not to proceed with the development is expected in 2014.

Questar has been in discussions with a third party developer to either purchase the eastern segment of Southern Trails Pipeline or enter into a long-term transportation contract for the full capacity of the pipeline. The expected progress with this party to reach a definitive agreement was not achieved during the third quarter of 2013. In addition during the third quarter, Questar updated its five-year forecast for Southern Trails Pipeline, which resulted in revised projections of higher operating expenses including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets do not cover these increasing operating expenses. Due to the developments in the third quarter of 2013, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar used a probability-weighted discounted cash flow analysis that included significant inputs including Questar's cost of capital and assumptions regarding future transportation rates and operating costs.

Note 13 - Wexpro Acquisition of Producing Properties

On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin for $106.7 million (Trail acquisition). This is a “bolt-on” acquisition to the company’s current Trail assets, which are governed by the 1981 Wexpro Agreement. The Company is in the process of submitting these properties to the public service commissions of Utah and Wyoming for inclusion as cost-of-service properties under the Wexpro II Agreement.

Because it contains proved properties, the Trail acquisition is accounted for using the accounting guidance for business combinations. Summary information related to the Trail acquisition is shown in the table below. Amounts are provisional and are subject to post-closing adjustments.

(in millions)
Fair value of consideration transferred:
Cash paid at closing	$106.7

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Proved properties	$108.8
Asset retirement obligations	(2.1)
Total fair value of identifiable net assets acquired	$106.7

Questar 2013 Form 10-Q	24

Revenues of $1.5 million and net income of $0.3 million attributable to the Trail acquisition are included in Questar's Condensed Consolidated Statements of Income for the period between the September 4, 2013 closing date and September 30, 2013. Trail acquisition-related transaction costs of $0.2 million for the first nine months of 2013 are included in general and administrative expense on Questar's Condensed Consolidated Statement of Income. Supplemental pro forma income information related to the Trail acquisition is not presented because it is immaterial to Questar's consolidated revenues, expenses and income in all periods presented.

Questar 2013 Form 10-Q	25

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2012 Form 10-K and analyzes the changes in the results of operations between the three, nine and 12 months ended September 30, 2013 and 2012. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2012 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2013	2012	Change	2013	2012	Change	2013	2012	Change
	(in millions, except per-share amounts)
Questar Gas	$(9.0)	$(9.3)	$0.3	$26.8	$23.3	$3.5	$50.6	$43.5	$7.1
Wexpro	27.5	26.4	1.1	82.2	76.5	5.7	109.6	100.1	9.5
Questar Pipeline(1)	(37.9)	17.1	(55.0)	(7.6)	49.8	(57.4)	7.3	67.0	(59.7)
Corporate and other	0.2	(0.4)	0.6	(8.3)	(1.4)	(6.9)	(10.6)	(0.8)	(9.8)
Net income (loss)	$(19.2)	$33.8	$(53.0)	$93.1	$148.2	$(55.1)	$156.9	$209.8	$(52.9)
Add: after-tax asset impairment charge(1)	52.4	—	52.4	52.4	—	52.4	52.4	—	52.4
Adjusted earnings	$33.2	$33.8	$(0.6)	$145.5	$148.2	$(2.7)	$209.3	$209.8	$(0.5)

Earnings (loss) per share - diluted	$(0.11)	$0.19	$(0.30)	$0.53	$0.83	$(0.30)	$0.89	$1.18	$(0.29)
Add: diluted loss per share attributable to impairment(1)	0.30	—	0.30	0.30	—	0.30	0.30	—	0.30
Adjusted earnings per share - diluted	$0.19	$0.19	$—	$0.83	$0.83	$—	$1.19	$1.18	$0.01

Weighted-average diluted shares	175.5	176.5	(1.0)	176.1	178.1	(2.0)	176.1	178.3	(2.2)
Add: dilutive shares attributable to add-back of impairment(1)	0.4	—	0.4			—			—
Adjusted weighted-average diluted shares	175.9	176.5	(0.6)	176.1	178.1	(2.0)	176.1	178.3	(2.2)

(1) Impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations, due to the one-time nature of the impairment (see Note 12).

QUESTAR GAS
Questar Gas reported a net loss of $9.0 million in the third quarter of 2013 compared to a net loss of $9.3 million in the third quarter of 2012. Questar Gas net income was $26.8 million in the first nine months of 2013 compared to $23.3 million in the first nine months of 2012. Net income was $50.6 million in the 12 months ended September 30, 2013, compared to $43.5 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2013 Form 10-Q	26

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2013	2012	Change	2013	2012	Change	2013	2012	Change
	(in millions)
Net Income (Loss)
Revenues
Residential and commercial sales	$71.4	$67.0	$4.4	$593.5	$528.4	$65.1	$853.5	$807.6	$45.9
Industrial sales	6.9	5.8	1.1	20.2	18.6	1.6	29.0	26.4	2.6
Transportation for industrial customers	3.9	3.2	0.7	10.5	8.7	1.8	13.7	11.6	2.1
Service	1.0	0.9	0.1	3.8	3.6	0.2	4.7	4.6	0.1
Other	6.4	6.1	0.3	20.4	21.7	(1.3)	28.7	29.7	(1.0)
Total Revenues	89.6	83.0	6.6	648.4	581.0	67.4	929.6	879.9	49.7
Cost of natural gas sold	50.1	44.7	5.4	424.2	356.4	67.8	601.1	551.6	49.5
Margin	39.5	38.3	1.2	224.2	224.6	(0.4)	328.5	328.3	0.2
Other Operating Expenses
Operating and maintenance	20.9	21.4	(0.5)	78.1	87.2	(9.1)	109.9	123.1	(13.2)
General and administrative	12.1	12.1	—	38.5	36.5	2.0	53.2	52.6	0.6
Retirement incentive	—	—	—	—	—	—	2.4	—	2.4
Depreciation and amortization	12.4	11.4	1.0	36.9	35.0	1.9	49.1	46.6	2.5
Other taxes	5.3	4.1	1.2	15.4	13.3	2.1	18.3	15.9	2.4
Total Other Operating Expenses	50.7	49.0	1.7	168.9	172.0	(3.1)	232.9	238.2	(5.3)
OPERATING INCOME (LOSS)	(11.2)	(10.7)	(0.5)	55.3	52.6	2.7	95.6	90.1	5.5
Interest and other income	1.3	1.4	(0.1)	3.8	3.8	—	5.5	4.9	0.6
Interest expense	(5.3)	(5.8)	0.5	(16.7)	(19.1)	2.4	(21.7)	(25.5)	3.8
Income taxes	6.2	5.8	0.4	(15.6)	(14.0)	(1.6)	(28.8)	(26.0)	(2.8)
NET INCOME (LOSS)	$(9.0)	$(9.3)	$0.3	$26.8	$23.3	$3.5	$50.6	$43.5	$7.1

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	7.2	7.3	(0.1)	75.4	64.3	11.1	107.3	101.7	5.6
Industrial sales	1.1	1.2	(0.1)	3.2	3.6	(0.4)	4.3	4.9	(0.6)
Transportation for industrial customers	16.3	15.4	0.9	45.9	45.8	0.1	62.1	60.0	2.1
Total industrial	17.4	16.6	0.8	49.1	49.4	(0.3)	66.4	64.9	1.5
Total deliveries	24.6	23.9	0.7	124.5	113.7	10.8	173.7	166.6	7.1
Natural gas revenue (per dth)
Residential and commercial sales	$9.86	$9.27	$0.59	$7.87	$8.22	$(0.35)	$7.95	$7.94	$0.01
Industrial sales	6.53	4.93	1.60	6.27	5.16	1.11	6.67	5.40	1.27
Transportation for industrial customers	0.24	0.21	0.03	0.23	0.19	0.04	0.22	0.19	0.03
Colder (warmer) than normal temperatures	(38%)	(90%)	52%	11%	(16%)	27%	—%	(9%)	9%
Temperature-adjusted usage per customer (dth)	7.1	7.1	—	71.0	73.5	(2.5)	105.9	110.0	(4.1)
Customers at Sept. 30, (in thousands)	939	925	14

Questar 2013 Form 10-Q	27

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $1.2 million in the third quarter of 2013 compared to the third quarter of 2012, decreased $0.4 million in the first nine months of 2013 compared to the first nine months of 2012 and increased $0.2 million in the 12 months ended September 30, 2013, compared to the 12 months ended September 30, 2012. Following is a summary of major changes in Questar Gas margin:

	3 Months 2013 vs. 2012	9 Months 2013 vs. 2012	12 Months 2013 vs. 2012
	(in millions)
Customer growth	$0.4	$2.5	$3.6
Customers switching from sales to transportation service	0.5	1.4	1.6
Infrastructure-replacement cost recovery	0.5	5.1	7.5
Demand-side management cost recovery	(0.8)	(10.8)	(16.0)
Recovery of gas-cost portion of bad-debt costs	(0.4)	0.1	0.6
Alternative fuel tax credit and other	1.0	1.3	2.9
Increase (decrease)	$1.2	$(0.4)	$0.2

At September 30, 2013, Questar Gas served 938,568 customers, up 1.4% from 925,386 at September 30, 2012. Customer growth increased the margin by $0.4 million in the third quarter of 2013, $2.5 million in the first nine months of 2013 and $3.6 million in the 12 months ended September 30, 2013.

Questar Gas benefits from a conservation enabling (revenue decoupling) tariff. Under this tariff, Questar Gas is allowed to earn a margin for each general service customer. Differences between the margin and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company's margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year high-pressure natural gas feeder-line replacement program, and do it immediately upon the completion of each project. Questar Gas recognized $0.5 million of increased margin due to the infrastructure cost-tracking mechanism in the third quarter of 2013, $5.1 million in the first nine months of 2013 and $7.5 million in the 12 months ended September 30, 2013.

Lower recovery of demand-side management costs decreased Questar Gas margin during the three-, nine- and 12-month periods ended September 30, 2013. Demand-side management costs are incurred to promote energy conservation by customers. Changes in the margin contribution from demand-side management recovery revenues are offset by equivalent changes in program expenses.

Expenses
Cost of natural gas sold increased 12% in the third quarter of 2013, increased 19% in the first nine months of 2013 and increased 9% in the 12 months ended September 30, 2013, compared to the same periods of 2012. The increases were due to higher gas prices and higher volumes resulting from colder weather. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the Wyoming Public Service Commission (PSCW). Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2013, Questar Gas had a $9.8 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of amounts recovered from customers.

Operating and maintenance expenses decreased 2% in the third quarter of 2013, decreased 10% in the first nine months of 2013 and decreased 11% in the 12 months ended September 30, 2013, compared to the same periods of 2012. These decreases included lower demand-side management costs of $0.8 million, $10.8 million and $16.0 million for the three-, nine- and 12-month periods, respectively. The demand-side management costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. General and administrative expenses were essentially flat in the three and 12 months ended September 30, 2013 and increased 5% in the first nine months of 2013, compared to the prior year periods. The increase was due to higher employee and corporate allocated costs. Operating, maintenance, general and administrative expenses per customer, exclusive of demand-side management costs, were $146 in the 12 months ended September 30, 2013, compared to $145 in the 12 months ended September 30, 2012.

Questar 2013 Form 10-Q	28

Other taxes increased 29% in the third quarter of 2013, increased 16% in the first nine months of 2013 and increased 15% in the 12 months ended September 30, 2013, compared to year-earlier periods due to increased property taxes for 2013 and a refund of prior-year property taxes recorded in 2012.

Depreciation and amortization expense increased 9% in the third quarter of 2013 and increased 5% in both the first nine months of 2013 and the 12 months ended September 30, 2013, compared to the 2012 periods. The higher expense was caused by plant additions driven by customer growth and feeder line replacements.

Utah General Rate Case
On July 1, 2013, Questar Gas filed a general rate case in Utah requesting a $19 million increase in revenues and a continuation of its 10.35% authorized return on equity. A decision on the case is expected in the first quarter of 2014.

WEXPRO
Wexpro reported net income of $27.5 million in the third quarter of 2013, compared to $26.4 million in the third quarter of 2012, a 4% increase. Wexpro earned $82.2 million in the first nine months of 2013, compared to $76.5 million in the first nine months of 2012. Wexpro earned $109.6 million for the 12 months ended September 30, 2013, compared to $100.1 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2013	2012	Change	2013	2012	Change	2013	2012	Change
	(in millions)
Net Income
Revenues
Operator service fee	$69.3	$70.3	$(1.0)	$215.0	$204.2	$10.8	$283.8	$270.7	$13.1
Oil and NGL sales	10.8	8.8	2.0	30.9	27.3	3.6	40.6	36.1	4.5
Natural gas sales and other	1.2	—	1.2	1.3	0.2	1.1	1.3	0.5	0.8
Total Revenues	81.3	79.1	2.2	247.2	231.7	15.5	325.7	307.3	18.4
Operating Expenses
Operating and maintenance	6.5	6.3	0.2	20.7	19.7	1.0	27.8	26.0	1.8
Gathering and other handling	0.2	—	0.2	0.2	—	0.2	0.2	—	0.2
General and administrative	6.7	7.1	(0.4)	21.3	20.0	1.3	28.1	27.1	1.0
Retirement incentive	—	—	—	—	—	—	0.2	—	0.2
Production and other taxes	6.9	4.2	2.7	21.0	16.1	4.9	25.7	23.2	2.5
Depreciation, depletion and amortization	20.1	20.0	0.1	61.6	58.2	3.4	80.8	74.7	6.1
Oil income sharing	0.2	0.5	(0.3)	0.6	2.3	(1.7)	0.8	3.4	(2.6)
Total Operating Expenses	40.6	38.1	2.5	125.4	116.3	9.1	163.6	154.4	9.2
Net gain from asset sales	—	—	—	0.1	2.5	(2.4)	—	2.4	(2.4)
OPERATING INCOME	40.7	41.0	(0.3)	121.9	117.9	4.0	162.1	155.3	6.8
Interest and other income	1.4	0.3	1.1	4.2	1.8	2.4	5.2	2.6	2.6
Interest expense	(0.1)	—	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Income taxes	(14.5)	(14.9)	0.4	(43.8)	(43.2)	(0.6)	(57.6)	(57.8)	0.2
NET INCOME	$27.5	$26.4	$1.1	$82.2	$76.5	$5.7	$109.6	$100.1	$9.5
Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	13.3	14.6	(1.3)	43.5	43.9	(0.4)	57.0	57.3	(0.3)
Natural gas - sales (Bcf)	0.4	—	0.4	0.4	—	0.4	0.5	—	0.5
Oil and NGL (Mbbl)	147	164	(17)	458	483	(25)	640	640	—
Natural gas average sales price (per Mcf)	$3.65	$—	$3.65	$3.64	$—	$3.64	$3.59	$—	$3.59
Oil and NGL average sales price (per bbl)	$92.52	$77.70	$14.82	$86.05	$82.10	$3.95	$83.61	$81.90	$1.71
Investment base at Sept. 30, (in millions)	$545.9	$530.0	$15.9

Questar 2013 Form 10-Q	29

Revenues
Wexpro earned a 19.8% after-tax return on its average investment base for the 12 months ended September 30, 2013. Wexpro 2013 operating results benefited from a higher average investment base compared to the prior year periods. Pursuant to the terms of the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew by 3% in the 12 months ended September 30, 2013. The increase was due to investment in commercial wells, partially offset by additional deferred taxes due to bonus depreciation allowed for income tax purposes. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended Sept. 30,
	2013	2012
	(in millions)
Beginning investment base	$530.0	$464.2
Successful development wells	104.1	171.4
Depreciation, depletion and amortization	(75.2)	(71.1)
Deferred income taxes	(13.0)	(34.5)
Ending investment base	$545.9	$530.0

Wexpro produced 13.3 Bcf of cost-of-service natural gas for Questar Gas during the third quarter of 2013, down 9% from the third quarter of 2012 due to shut-in gas in the Vermillion Basin. Wexpro produced 43.5 Bcf of cost-of-service natural gas in the first nine months of 2013 compared to 43.9 Bcf in the first nine months of 2012. Wexpro produced 57.0 Bcf of cost-of-service gas in the 12 months ended September 30, 2013, compared to 57.3 Bcf in the 12 months ended September 30, 2012. On an annual basis, Wexpro natural gas production provides more than half of Questar Gas's supply requirements.

Revenues from oil and NGL sales increased 23% in the third quarter of 2013 over the third quarter of 2012, were up 13% in the first nine months of 2013 over the first nine months of 2012 and were up 12% in the 12 months ended September 30, 2013, over the year-earlier period. The increases were due to higher prices of oil and NGL for which income is shared with Questar Gas customers pursuant to the Wexpro Agreement. Revenues from natural gas sales in the third quarter of 2013 were primarily attributable to the Trail acquisition, which closed in September 2013.

Expenses
Operating and maintenance expenses were up 3% in the third quarter of 2013, up 5% in the first nine months of 2013 and up 7% in the 12-month period ended September 30, 2013, compared to prior year periods. The increases were due to higher water disposal and workover costs. Lease operating expense per Mcfe was $0.44 in the first nine months of 2013 compared to $0.42 in the first nine months of 2012. General and administrative expenses were lower in the three-month and higher in the nine- and 12-month periods ended September 30, 2013, compared to prior year periods. The decrease in the three-month period was due primarily to lower employee-related costs. The increases in the nine- and 12-month periods were due to higher employee and corporate allocated costs.

Production and other taxes were higher in the three, nine and 12 months ended September 30, 2013, compared to prior year periods. These costs are driven by changes in production volumes and the values of natural gas, oil and NGL.

Depreciation, depletion and amortization expense was flat in the third quarter of 2013, increased 6% in the first nine months of 2013 and increased 8% in the 12 months ended September 30, 2013, over the 2012 periods. The increases were due to increased production volumes and investment in natural gas wells and facilities.

Wexpro II
Wexpro and Questar Gas have received approval of the PSCU and PSCW (the Commissions) for a Wexpro II Agreement to potentially expand the properties under the cost-of-service pricing methodology for the benefit of Questar Gas customers. The agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development costs will earn returns consistent with the original Wexpro Agreement.

Questar 2013 Form 10-Q	30

Acquisition of producing properties
On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin for $106.7 million. This is a “bolt-on” acquisition to the company’s current Trail assets, which are governed by the 1981 Wexpro Agreement. The Company is in the process of submitting these properties to the Commissions for inclusion as cost-of-service properties under the Wexpro II Agreement.

QUESTAR PIPELINE
Questar Pipeline reported a third quarter 2013 net loss of $37.9 million compared with $17.1 million of net income in the third quarter of 2012. Questar Pipeline reported a net loss of $7.6 million in the first nine months of 2013 compared with net income of $49.8 million in the first nine months of 2012. Questar Pipeline earned $7.3 million in the 12 months ended September 30, 2013, compared to $67.0 million in the 12 months ended September 30, 2012. The primary driver of the significant decreases in earnings in all periods was a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.

Questar 2013 Form 10-Q	31

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2013	2012	Change	2013	2012	Change	2013	2012	Change
	(in millions)
Net Income (Loss)
Revenues
Transportation	$47.9	$48.5	$(0.6)	$145.1	$145.7	$(0.6)	$193.9	$194.9	$(1.0)
Storage	9.1	9.5	(0.4)	28.0	28.7	(0.7)	37.6	38.4	(0.8)
NGL sales - transportation	2.4	1.3	1.1	6.1	5.3	0.8	7.9	6.6	1.3
NGL sales - field services	0.1	2.4	(2.3)	1.4	7.1	(5.7)	2.7	8.6	(5.9)
Energy services	3.3	3.8	(0.5)	9.8	11.3	(1.5)	13.8	15.4	(1.6)
Natural gas sales	—	—	—	0.8	—	0.8	5.2	—	5.2
Other	1.8	2.4	(0.6)	5.9	7.2	(1.3)	8.2	8.6	(0.4)
Total Revenues	64.6	67.9	(3.3)	197.1	205.3	(8.2)	269.3	272.5	(3.2)
Operating Expenses
Operating and maintenance	8.8	9.1	(0.3)	23.2	26.4	(3.2)	32.0	33.6	(1.6)
General and administrative	10.8	12.0	(1.2)	35.3	36.5	(1.2)	48.8	49.3	(0.5)
Retirement incentive	—	—	—	—	—	—	0.9	—	0.9
Depreciation and amortization	14.0	13.6	0.4	42.2	40.6	1.6	55.9	53.9	2.0
Asset impairment	80.6	—	80.6	80.6	—	80.6	80.6	—	80.6
Other taxes	2.5	2.4	0.1	7.4	7.3	0.1	9.2	9.4	(0.2)
Cost of sales	0.5	0.7	(0.2)	2.7	1.9	0.8	7.5	2.7	4.8
Total Operating Expenses	117.2	37.8	79.4	191.4	112.7	78.7	234.9	148.9	86.0
Net gain from asset sales	—	2.5	(2.5)	—	2.6	(2.6)	0.1	2.6	(2.5)
OPERATING INCOME (LOSS)	(52.6)	32.6	(85.2)	5.7	95.2	(89.5)	34.5	126.2	(91.7)
Interest and other income	0.6	—	0.6	1.2	0.3	0.9	1.5	—	1.5
Income from unconsolidated affiliate	0.9	1.0	(0.1)	2.8	2.8	—	3.7	3.7	—
Interest expense	(6.5)	(6.6)	0.1	(19.5)	(19.8)	0.3	(26.0)	(24.8)	(1.2)
Income taxes	19.7	(9.9)	29.6	2.2	(28.7)	30.9	(6.4)	(38.1)	31.7
NET INCOME (LOSS)	$(37.9)	$17.1	$(55.0)	$(7.6)	$49.8	$(57.4)	$7.3	$67.0	$(59.7)

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	193.5	202.1	(8.6)	565.3	581.4	(16.1)	769.3	753.7	15.6
For Questar Gas	15.0	17.5	(2.5)	81.7	83.8	(2.1)	105.1	112.3	(7.2)
Total transportation	208.5	219.6	(11.1)	647.0	665.2	(18.2)	874.4	866.0	8.4
Transportation revenue (per dth)	$0.23	$0.22	$0.01	$0.22	$0.22	$—	$0.22	$0.23	$(0.01)
Net firm-daily transportation demand at Sept. 30, (in Mdth)	5,020	4,946	74
Natural gas processing
NGL sales (Mbbl)	42	69	(27)	127	201	(74)	179	239	(60)
NGL average sales price (per bbl)	$59.01	$55.73	$3.28	$58.66	$62.13	$(3.47)	$58.31	$63.95	$(5.64)

Questar 2013 Form 10-Q	32

Revenues
As of September 30, 2013, Questar Pipeline had net firm transportation contracts of 5,020 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 4,946 Mdth per day as of September 30, 2012. The decreases in transportation revenues for the three, nine and 12 months ended September 30, 2013 were driven by a renewed contract on Southern Trails Pipeline at a reduced rate and the transition to summer periods for Questar Gas’s new seasonal contract. New contracts from the Uinta Basin liquid project partially offset these decreases.

Questar Pipeline earns more revenue from Questar Gas than from any other single customer, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 25% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2018 and 2020 and 100% of the firm storage capacity at the aquifer facilities with the contracts extending through 2018.

Questar Pipeline charges FERC-approved transportation and storage rates that are based on straight-fixed-variable rate design. Under this rate design, all fixed costs of providing service, including depreciation and return on investment, are recovered through the demand charge. About 95% of Questar Pipeline costs are fixed and recovered through these demand charges. Questar Pipeline's earnings are driven primarily by demand revenues from firm shippers. Interruptible transportation volumes and revenues have decreased on Questar Pipeline's system due to readily available released capacity contracts.

Questar Pipeline has three primary sources of NGL revenue. These sources include two major regulated processing facilities (transportation NGL sales) and an unregulated subsidiary that provides third-party processing services (field services NGL sales).

Within Questar Pipeline, regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations increased 85% in the third quarter of 2013, 15% in the first nine months of 2013 and 20% in the 12 months ended September 30, 2013, compared to the prior year periods. These increases were driven by increased volumes of 64% in the third quarter of 2013, 22% in the first nine months of 2013, and 30% in the 12 months ended September 30, 2013, compared to the year-earlier periods. For the third quarter 2013, net revenue per barrel increased 7% when compared with the 2012 period. For the nine months and the 12 months ended September 30, 2013, net revenue per barrel decreased 6% and 10%, respectively, when compared with the 2012 periods.

NGL sales for the unregulated subsidiary decreased 96% in the third quarter of 2013, 80% in the first nine months of 2013 and 69% in the 12 months ended September 30, 2013, compared to the prior year periods. The decreases in the third quarter and first nine months of 2013 were driven by 98% and 81% lower volumes, respectively, when compared with the prior year periods. The decreases were partially offset by higher net revenues per barrel. The decrease in the 12 months ended September 30, 2013 was driven by 68% lower volumes and 6% lower net revenue per barrel when compared with the 12 months ended September 30, 2012. The decrease in 2013 volumes was due largely to upstream processing.

During the fourth quarter of 2012, Questar Pipeline sold 1.3 MMdth of natural gas for a net gain of $1.3 million. In addition, Questar Pipeline sold 220 Mdth of natural gas to settle gas imbalances during the first quarter of 2013. Revenue for the 2013 sales approximated cost. Questar Pipeline received this gas to settle the shortfall between NGL revenue and the cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses decreased 3% in the third quarter of 2013, decreased 12% in the first nine months of 2013 and decreased 5% in the 12 months ended September 30, 2013, compared to the corresponding 2012 periods. These decreases were driven by lower maintenance expense and lower processing product costs. General and administrative expenses decreased 10% in the third quarter of 2013, decreased 3% in the first nine months of 2013 and were essentially flat for the 12 months ended September 30, 2013, compared to the 2012 periods. The third quarter decrease was due to lower employee costs and lower communication expense. The nine month decrease was primarily due to lower communication expense, lower consulting fees and lower employee travel and training expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first nine months of 2013, unchanged from the first nine months of 2012.

Questar 2013 Form 10-Q	33

Depreciation and amortization expense was up 3% in the third quarter and up 4% in both the first nine months of 2013 and the 12 months ended September 30, 2013, compared to the 2012 periods. These increases resulted from system expansions placed into service.

Net gain from asset sales
In the third quarter of 2012, Questar Pipeline realized a $2.4 million pre-tax gain on the sale of real estate.

Strategic review of Questar Southern Trails Pipeline and Impairment of Eastern Segment
In the fourth quarter of 2012, Questar Pipeline initiated a strategic review of the noncore Questar Southern Trails Pipeline. All strategic options were analyzed, including joint ventures, asset sales or other alternatives. The western segment of Southern Trails Pipeline runs 96 miles from Whitewater to Long Beach, California. This segment has not been placed in service. The eastern segment of Southern Trails Pipeline runs 487 miles from the San Juan Basin in New Mexico to connections with other pipelines in the eastern portion of southern California.

As a result of that review, Questar Pipeline entered into an agreement with another pipeline company to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude from railcars and into the pipeline for transportation to refineries in Long Beach, California. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $21 million. This project is in the marketing phase and a decision whether or not to proceed with the development is expected in 2014.

Questar has been in discussions with a third party developer to either purchase the eastern segment of Southern Trails Pipeline or enter into a long-term transportation contract for the full capacity of the pipeline. The expected progress with this party to reach a definitive agreement was not achieved during the third quarter of 2013. In addition during the third quarter, Questar updated its five-year forecast for Southern Trails Pipeline, which resulted in revised projections of higher operating expenses including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets do not cover these increasing operating expenses. Due to the developments in the third quarter of 2013, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar used a probability-weighted discounted cash flow analysis that included significant inputs including Questar's cost of capital and assumptions regarding future transportation rates and operating costs.

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations of $0.1 million in the third quarter of 2013, $0.5 million in the first nine months of 2013 and $0.7 million in the 12 months ended September 30, 2013. There were no appreciable start-up losses in the three-, nine- and 12-month periods ended September 30, 2012. Questar Fueling began its operation in mid-2012 to provide natural gas fueling infrastructure nationally, with specific focus on the medium- to heavy-duty vehicle market. Questar Fueling has signed contracts with large national firms to build three fueling facilities, with two facilities in service.

Interest expense
Consolidated interest expense was 4% lower in the first nine months of 2013 compared to the first nine months of 2012 due to the use of lower-cost commercial paper to repay maturing long-term debt in advance of the later issuance of new long-term debt.

Income taxes
Questar's effective combined federal and state income tax rate was 39.0% in the first nine months of 2013 and 35.9% in the first nine months of 2012. The higher rate in the first nine months of 2013 was due to adjustments to 2012 and 2013 estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Retirement incentive
In October 2012, Questar announced a retirement incentive program for retirement-eligible employees. This program provided an incentive payment equal to six months of base salary for those who were eligible and elected to retire by March 1, 2013. Approximately 100 employees participated in this incentive. The cost of this program was recognized in the fourth quarter of 2012.

Questar 2013 Form 10-Q	34

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities increased 10% in the first nine months of 2013 compared to the first nine months of 2012 due primarily to smaller pension contributions and a prior year refund of over-collected purchased-gas costs to Questar Gas customers. Net cash provided by operating activities is presented below:

	9 Months Ended Sept. 30,
	2013	2012	Change
	(in millions)
Net income	$93.1	$148.2	$(55.1)
Noncash adjustments to net income	275.5	209.7	65.8
Changes in operating assets and liabilities	55.4	28.1	27.3
Net cash provided by operating activities	$424.0	$386.0	$38.0

Investing Activities
Capital expenditures for the first nine months of 2013 and 2012 and a forecast for calendar year 2013 are presented below:

	9 Months Ended Sept. 30,		Forecast 12 Months Ending December 31,
	2013	2012	2013
	(in millions)
Questar Gas	$119.3	$120.8	$195
Wexpro	212.0	110.2	255
Questar Pipeline	56.2	41.6	85
Corporate and other	6.6	3.5	30
Total capital expenditures	$394.1	$276.1	$565

Questar Gas expects to invest about $55 million in its infrastructure-replacement program as well as provide for customer growth of approximately 1.5% in 2013. Wexpro is continuing to participate in wells drilled in the Pinedale area. The 2013 Wexpro capital expenditure actual and forecast amounts include the cost of the Trail acquisition. Questar Pipeline's 2013 capital expenditure plans include transmission-system expansions and pipeline replacements.

Financing Activities
In the first nine months of 2013, the Company increased short-term debt by $92.0 million due largely to borrowings related to the Wexpro Trail acquisition.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a five-year revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at September 30, 2013, with no amounts borrowed. In April 2013, Questar increased the size of its revolving credit facility from $500.0 million to $750.0 million and extended its maturity to April 2018. Commercial paper outstanding amounted to $355.0 million at September 30, 2013, compared with $263.0 million a year earlier. The Company believes the credit commitments are adequate for its working capital and short-term financing requirements during 2013.

Questar Gas has entered into a commitment to borrow $150 million of long-term debt in the private placement market to be funded in December 2013. Questar Gas will issue $90 million of 30-year notes with an interest rate of 4.78% and $60 million of 35-year notes with an interest rate of 4.83%. Proceeds from the debt issuance will be used to repay existing indebtedness and for general corporate purposes. The Company believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In December 2012, Questar Gas issued $40.0 million of 12-year notes with an interest rate of 2.98% and $110.0 million of 15-year notes with an interest rate of 3.28%. Proceeds from the debt issue were used to repay $133.5 million of long-term debt that

Questar 2013 Form 10-Q	35

has matured as follows: $25.0 million in August 2012; $66.5 million in October 2012; $40.0 million in January 2013; and $2.0 million in September 2013.

In March 2012, Questar occupied a new headquarters building and recorded a capital lease obligation for this building of $40.8 million, which is being amortized as lease payments are made over the 17-year lease term.

During the first nine months of 2012, Questar repurchased 3.6 million shares of its common stock in the market at a cost of $71.6 million. These repurchases were under a $100 million program approved by the Board of Directors to reduce the share count approximately to its June 30, 2010 level. The $100 million program expired on December 31, 2012. Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued under company incentive plans. Questar did not repurchase any shares under this program during the first nine months of 2013.

At September 30, 2013, combined short-term debt, long-term debt and capital lease obligation were 58% and equity was 42% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas's primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas varies based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has historically decreased due to more energy efficient appliances and homes. The economic impact of this decline in usage per customer for residential customers has been offset by the addition of new customers and the conservation enabling tariff.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the PSCW are entitled to monitor the performance of the Company and Wexpro under the Wexpro Agreement and have retained an independent certified public accountant and an independent petroleum engineer, to monitor performance of the agreement.

Questar Pipeline's primary market risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline systems, the company faces the risk that it will not be successful in recontracting capacity under favorable terms once existing contracts expire. Transportation rates on the eastern segment of Southern Trails Pipeline have been declining, reducing revenues on this pipeline. Questar Pipeline recorded an impairment of its entire investment in the eastern segment of Southern Trails Pipeline in the third quarter of 2013 (see Note 12). Questar Pipeline is reviewing other strategic options for this pipeline because of the changing market for natural gas transportation to California.

Credit Risk
Questar Gas's primary market area is located in Utah, southwestern Wyoming and southeastern Idaho. Exposure to credit risk may be affected by the concentration of customers in these regions due to changes in economic or other conditions. Customers include individuals and numerous commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. All companies posing such concerns were current on their accounts at September 30, 2013. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, Wyoming Interstate Company, EnCana Marketing, Shell Energy North America, PacifiCorp and Anadarko Energy Services Company.

Interest-Rate Risk
On September 30, 2013, Questar had $1,097.5 million of fixed-rate long-term debt with a fair value of $1,191.1 million and a weighted-average life to maturity of 10.8 years. Questar also had $355.0 million of floating-rate debt outstanding in the form of short-maturity commercial paper at September 30, 2013.

Questar 2013 Form 10-Q	36

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012;

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in energy commodity prices;

•	changes in industry trends;

•	actions of regulators;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the Web site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on such evaluation, such officers have concluded that, as of September 30, 2013, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 1, 2012, Questar Gas Company filed a legal action against QEP Field Services Company, a subsidiary of QEP Resources, Inc. The case, entitled Questar Gas Company v. QEP Field Services Company, was filed in the Third District Court in Salt Lake County, Utah. Questar Gas believes certain charges of QEP Field Services Company for gathering services exceed the amounts contemplated under a Gas Gathering Agreement, effective September 1, 1993, pertaining to certain gas produced by Wexpro Company under the Wexpro Agreement. Questar Gas is alleging breach of contract by QEP Field Services Company and is seeking an accounting, damages and a declaratory judgment relating to the services and charges under the Gas Gathering Agreement. The charges under the Gas Gathering Agreement are included in Questar Gas's rates as part of its purchased gas costs. While Questar Gas intends to vigorously pursue its legal rights, the claims involve complex legal issues

Questar 2013 Form 10-Q	37

and uncertainties that make it difficult to predict the outcome of the case and therefore management cannot determine at this time whether this litigation may have an adverse material effect on its financial position, results of operations or cash flows.

Questar incurs environmental remediation costs related to both owned and previously-owned facilities. These facilities include a previously-owned chemical business, manufactured gas plant sites, and transmission and production facilities.

Questar and each of its subsidiaries are involved in various commercial, environmental, and regulatory claims. Litigation and other legal proceedings arise in the ordinary course of business. Except as stated above concerning the QEP lawsuit, management does not believe any of them individually or in the aggregate will have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows.

A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the third quarter of 2013. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2013:

Period	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Month #1 July 1, 2013 through July 31, 2013	—	$—	—	1,000,000
Month #2 August 1, 2013 through August 31, 2013	—	$—	—	1,000,000
Month #3 September 1, 2013 through September 30, 2013	34,226	$21.80	—	1,000,000
Totals	34,226	$21.80	—

(1) There were no share purchases in Month #1 and Month #2 and 34,226 shares purchased in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

Questar 2013 Form 10-Q	38

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibits No.	Exhibits

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amended and Restated Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

Questar Gas Company

4.2*	Commitment to Borrow $150 Million of Long-Term Debt (Item 2.03 of Questar Gas Company's Current Report on Form 8-K filed July 19, 2013).

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*	Wexpro Acquisition (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed July 30, 2013).

10.2*	Director Indemnification Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed May 14, 2013).

10.3*	Utah Public Service Commission Approves Wexpro II Agreement (Item 7.01 of Questar Corporation's Current Report on Form 8-K filed April 1, 2013).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company

12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

Questar 2013 Form 10-Q	39

32.3	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2013 Form 10-Q	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

October 31, 2013	/s/Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar and Questar Gas

October 31, 2013	/s/R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

October 31, 2013	/s/Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2013 Form 10-Q	41

Exhibits No.	Exhibits

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*	Amended and Restated Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

Questar Gas Company

4.2*	Commitment to Borrow $150 Million of Long-Term Debt (Item 2.03 of Questar Gas Company's Current Report on Form 8-K filed July 19, 2013).

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*	Wexpro Acquisition (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed July 30, 2013).

10.2*	Director Indemnification Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed May 14, 2013).

10.3*	Utah Public Service Commission Approves Wexpro II Agreement (Item 7.01 of Questar Corporation's Current Report on Form 8-K filed April 1, 2013).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Pipeline Company

12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Gas Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Questar Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.3	Questar Gas Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.4	Questar Gas Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar 2013 Form 10-Q	42

Questar Pipeline Company

32.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2013 Form 10-Q	43