Form 10-K
period 2013-12-31
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2014-02-25
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

(Exact name of registrant as specified in its charter)	Commission file number	State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
Questar Corporation	001-08796	Utah	87-0407509
Questar Gas Company	333-69210	Utah	87-0155877
Questar Pipeline Company	000-14147	Utah	87-0307414

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

1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Questar Corporation	Yes [X] No [ ]
Questar Gas Company	Yes [X] No [ ]
Questar Pipeline Company	Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013). The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

Questar Corporation	$4.2 billion
Questar Gas Company	None
Questar Pipeline Company	None

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of January 31, 2014.

Questar Corporation	without par value	175,114,937
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Documents Incorporated by Reference:
Portions of Questar Corporation's definitive Proxy Statement (the "Proxy Statement"), to be filed in connection with its May 22, 2014, Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

2

Questar 2013 Form 10-K	3

FILING FORMAT
This Annual Report on Form 10-K is a combined report being filed by three separate registrants: Questar Corporation, Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 14 to the accompanying financial statements for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Item 8 of Part II of this Annual Report on Form 10-K includes separate financial statements (i.e. statements of income, statements of comprehensive income, balance sheets, statements of common shareholders' equity and statements of cash flows, as applicable) for Questar Corporation, Questar Gas Company and Questar Pipeline Company. The notes accompanying the financial statements are presented on a combined basis for all three registrants. Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of Part II is presented by line of business.

Questar 2013 Form 10-K	4

Where You Can Find More Information

Questar Corporation (Questar or the Company) and two of its subsidiaries, Questar Gas Company (Questar Gas) and Questar Pipeline Company (Questar Pipeline), each file annual, quarterly, and current reports with the Securities and Exchange Commission (SEC). Questar also regularly files proxy statements and other documents with the SEC. These reports and other information can be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including Questar, Questar Gas and Questar Pipeline.

Investors can also access financial and other information via Questar's internet site at www.questar.com. Questar and each of its reporting subsidiaries make available, free of charge through the internet site, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports and all reports filed by executive officers and directors under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act), reporting transactions in Questar securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar's internet site that is not directly incorporated by reference into the Company's Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar's internet site also contains copies of charters for various board committees, including the Finance and Audit Committee, Corporate Governance Guidelines and Questar's Business Ethics and Compliance Policy.

Finally, you may request a copy of filings other than an exhibit to a filing, unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Questar, 333 South State Street, P.O. Box 45433, Salt Lake City, UT, 84145-0433 (telephone number 801-324-5900).

Forward-Looking Statements

This Annual Report on Form 10-K may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, development efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the following:

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

Questar 2013 Form 10-K	5

Glossary of Commonly Used Terms

B	Billion.
Barrel (bbl)	Equal to 42 U.S. gallons and is a common measure of volume of crude oil and other liquid hydrocarbons.
British Thermal Unit (Btu)	A measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.
Conservation Enabling Tariff (CET)
A rate mechanism in Utah and Wyoming that decouples customer usage of natural gas from the non-gas revenues received by Questar Gas by specifying an allowed revenue for each customer per month. Differences between the allowed CET revenue and actual usage are deferred and recovered from or refunded to customers through future rate changes.

Cubic Foot (cf)
One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions - a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.7 pounds per square inch).

Cubic Foot Equivalents (cfe)	Cubic foot of natural gas equivalents.
Decatherm (dth)	Ten therms. One dth equals one million Btu or approximately one Mcf.
Demand-Side Management (DSM)	Costs incurred by Questar Gas to promote energy conservation in the form of rebates and promotions. These DSM costs are recovered from customers through periodic rate adjustments.
Developed Reserves
Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Reserves are reported on a net revenue interest basis. See 17 C.F.R. § 210.4-10(a)(6).

Development Well	A well drilled into a known producing formation in a previously discovered field.
Dry Hole	A well drilled and found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed expenses and taxes.
Exploratory Well	A well drilled into a previously untested geologic prospect to determine the presence of natural gas or oil.
FERC	Federal Energy Regulatory Commission.
Gas	All references to gas in this report refer to natural gas.
Gross	Gross natural gas and oil wells or gross acres are the total number of wells or acres in which the Company has a working interest.
Heating Degree Days	A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.
M	Thousand.
MM	Million.
Natural Gas Equivalents	Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.
Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

Questar 2013 Form 10-K	6

Net	Net gas and oil wells or net acres are determined by the sum of the fractional ownership working interest the Company has in those gross wells or acres.
Proved Reserves
Those quantities of natural gas, oil, condensate and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. Reserves are reported on a net revenue interest basis. See 17 C.F.R. § 210.4-10(a)(22).

PSCU	Public Service Commission of Utah.
PSCW	Wyoming Public Service Commission.
Reserves
Estimated remaining quantities of natural gas, oil and related substances anticipated to be economically producible by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce. Reserves are reported on a net revenue interest basis. See 17 C.F.R. § 210.4-10(a)(26).

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

SEC	U.S. Securities and Exchange Commission.
Undeveloped Reserves
Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves are reported on a net revenue interest basis. See 17 C.F.R. § 210.4-10(a)(31).

Wexpro Agreement
A long-standing comprehensive agreement with the states of Utah and Wyoming. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983.

Wexpro II Agreement
An agreement with the states of Utah and Wyoming modeled after the Wexpro Agreement that allows for the addition of properties under the cost-of-service methodology for the benefit of Questar Gas customers. The agreement was approved by the PSCU and PSCW in 2013.

Working Interest	An economic interest in a gas and oil lease that gives the owner the right to drill, produce and conduct operating activities on the leased acreage and receive a share of any production.
Workover	Operations on a producing well to restore or increase production.

Questar 2013 Form 10-K	7

FORM 10-K
ANNUAL REPORT, 2013

PART I

ITEM 1.  BUSINESS.

Nature of Business
Questar is a Rockies-based integrated natural gas holding company with three principal complementary lines of business operated through wholly-owned subsidiaries:

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

The corporate organization structure and major subsidiaries are summarized below:

Questar Corporation

Questar Gas Company Retail Gas Distribution	Wexpro Company Gas and Oil Development and Production	Questar Pipeline Company Interstate Gas Transportation and Storage

See Note 14 to the financial statements included in Item 8 of Part II of this Annual Report for financial information by line of business including, but not limited to, revenues from unaffiliated customers, operating income and identifiable assets. A discussion of the Company's lines of business follows.

RETAIL GAS DISTRIBUTION - Questar Gas
General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. It generated approximately 33% of the Company's operating income in 2013. Wexpro provides the majority of Questar Gas's natural gas supply and Questar Pipeline provides the majority of Questar Gas's transportation and storage services. As of December 31, 2013, Questar Gas was serving 945,971 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where 97% of its customers are located. The Public Service Commission of Utah (PSCU), the Wyoming Public Service Commission (PSCW) and the Public Utility Commission of Idaho have granted

Questar 2013 Form 10-K	8

Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 94% of residential space and water heating in its service area. During 2013, Questar Gas added 15,211 customers, a 1.6% increase.

Questar Gas faces the same risks as other local distribution companies. These risks include revenue variations based on seasonal changes in demand, changes in natural gas prices, availability of natural gas supplies, declining residential usage per customer, adequacy of distribution facilities and adverse regulatory decisions. Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 80 dth per year) consumes more than 79% of total gas requirements in the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This billing mechanism adjusts the non-gas portion of a customer's monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces volatility in any given customer's monthly bill from year to year and reduces volatility in Questar Gas gross margin.

Questar Gas has a conservation enabling tariff (CET) to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies an allowed revenue per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of distribution non-gas revenues. Under the CET, Questar Gas recorded a $1.1 million revenue decrease in 2013 compared with a $2.9 million decrease in 2012 and a $3.6 million decrease in 2011, which offset changes in customer usage.

Questar Gas has a demand-side management (DSM) program. Under the DSM program, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy audits. The costs related to the DSM program are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of DSM costs amounting to $29.7 million in 2013, compared to $36.6 million in 2012 and $39.9 million in 2011. As of December 31, 2013, Questar Gas had a regulatory asset of $11.2 million for DSM costs yet to be recovered from customers.

Questar Gas's gas-supply risk is partly mitigated by Wexpro cost-of-service gas supply. During 2013 Questar Gas satisfied 59% of its supply requirements with cost-of-service gas volumes. Wexpro produces cost-of-service gas, which is then gathered by Wexpro or third parties and transported by Questar Pipeline. See Item 2 of Part I and Note 19 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company's cost-of-service proved reserves. Questar Gas also has a balanced and diversified portfolio of gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with commodity-price hedging activities if it were to utilize such hedges.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2013-2014 heating season, Questar Gas had an estimated peak sales and firm transportation design-day demand of 1,479 MMdth.

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage capacity at the Clay Basin storage facility and three peak-day storage facilities. Questar Gas also has transportation contracts to take deliveries at several locations from Kern River Pipeline.

Competition, Customers and Growth: Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers with the occasional exception of electricity from coal-fired power plants. Questar Gas provides transportation service to large commercial and industrial customers who buy gas directly from other suppliers. Questar Gas faces the risk that it could lose transportation customers to competitors who may be able to connect and transport natural gas to large industrial customers. Certain large commercial and industrial customers of Questar Gas have elected to switch from sales service to transportation service.

Regulation: As a public utility Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 10.35% in Utah and 9.16% in Wyoming. Questar Gas filed a general rate case in Utah in July 2013, requesting a $19 million increase in revenues and a continuation of its 10.35% authorized return on equity. Hearings were held in January 2014 and a decision in the case was received on February 21, 2014, which authorized an allowed

Questar 2013 Form 10-K	9

return on equity of 9.85% and an annual increase in revenues of $7.6 million effective March 1, 2014. Questar Gas filed a general rate case in Wyoming in December 2011 and received an order in 2012, which increased rates by $0.6 million per year. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account procedure and to reflect natural gas-price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

Questar Gas's significant relationships with affiliates have allowed it to lower its costs and improve efficiency. These relationships are subject to scrutiny by regulators.

Questar Gas is subject to the requirements of the Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011 and the Pipeline Safety Improvement Act of 2002. The PSCU has allowed Questar Gas to recover $4.4 million per year for the operating costs of complying with these Acts. Costs incurred in excess of these amounts will be recovered through future rate changes.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
General: Wexpro develops, produces and delivers natural gas from cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming. In 2013, 87% of Wexpro's revenues were from its affiliate, Questar Gas, with the remaining revenues coming mostly from the sale of oil and natural gas liquids (NGL). Wexpro generated 55% of the Company's operating income during the year ended December 31, 2013. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. Wexpro's investment base is its investment in commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The term of the Wexpro Agreement coincides with the productive life of the gas and oil properties covered therein. Wexpro's investment base totaled $589.7 million at December 31, 2013. See Note 10 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro Agreement.

Wexpro delivers natural gas production to Questar Gas at cost-of-service. Cost-of-service gas satisfied approximately 59% of Questar Gas's supply requirements during 2013. This percentage was higher in 2013 and 2012 than previous years primarily due to higher production from increased development drilling activities. Wexpro sells crude oil and NGL production from certain producing properties at market prices, with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas customers, with Wexpro retaining 46%.

Wexpro's properties are located in the Rocky Mountain region, primarily in the Vermillion, Pinedale, Moxa Arch, and Uinta Basin producing fields. The Company participated in 21 third-party-operated wells drilled in Pinedale during 2013 and will continue to participate in wells drilled in the area during 2014. In the first quarter of 2013, the Company drilled 4 wells in the Vermillion Basin and moved from Vermillion to Pinedale. Wexpro expects to return to Vermillion in subsequent years. Advances in technology, including increased density drilling and multi-stage hydraulic fracture stimulation, have identified additional unexploited development potential on many properties.

Competition and Customers: Wexpro faces competition in its business, including the marketing of oil and NGL, and obtaining goods, services and labor. Its growth strategy depends, in part, on its ability to develop reserves in a low-cost and efficient manner.

Regulation: Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce; maintain bonding requirements to drill and operate wells; submit and implement spill-prevention plans; and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the staff of the PSCW are entitled to review the performance of Questar Gas and Wexpro under the Wexpro Agreement and have retained an independent certified public accountant and an independent petroleum engineer to monitor the performance of the agreement.

Most Wexpro leasehold acreage in the Rocky Mountain area is held under leases granted by the federal government and administered by federal agencies, principally the Bureau of Land Management (BLM). Current federal regulations restrict activities during certain times of the year on portions of Wexpro leaseholds due to wildlife activity and/or habitat. Wexpro, as the operator in the Vermillion area, and its third-party operator for the Pinedale area have worked with federal and state officials to obtain authorization for winter-drilling activities and have developed measures, such as drilling multiple wells from a single pad location, to minimize the impact of their activities on wildlife and wildlife habitat. Various wildlife species inhabit Wexpro

Questar 2013 Form 10-K	10

leaseholds. The presence of wildlife, including species that are protected under the federal Endangered Species Act, could limit access to leases held by Wexpro on public lands.

In September 2008, the BLM issued a Record of Decision (ROD) on the Final Supplemental Environmental Impact Statement (FSEIS) for long-term development of natural gas resources in the Pinedale Anticline Project Area (PAPA). Under the ROD, Wexpro, through its third-party operator, is allowed to drill and complete wells year-round in one of five concentrated development areas defined in the PAPA. The ROD contains additional requirements and restrictions on development in the PAPA.

Wexpro II: Wexpro and Questar Gas have received approval of the PSCU and PSCW (the Commissions) for a Wexpro II Agreement to add properties under the cost-of-service pricing methodology for the benefit of Questar Gas customers. The agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development costs will earn returns consistent with the original Wexpro Agreement.

In September 2013, Wexpro completed a transaction to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin for $104.3 million, after post-closing adjustments (Trail acquisition). In January 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement. As part of this stipulation, Wexpro agreed to a provision to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Wexpro may acquire additional gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II Agreement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers.

INTERSTATE GAS TRANSPORTATION - Questar Pipeline
General: Questar Pipeline provides natural gas-transportation and underground-storage services in Utah, Wyoming and Colorado. Questar Pipeline and subsidiaries generated approximately 12% of the Company's operating income in 2013, which is below historical levels due to an impairment of the eastern segment of Questar Southern Trails Pipeline in the third quarter of 2013. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, and accounting and other activities.

Questar Pipeline and its subsidiaries operate 2,662 miles of interstate pipeline, including 10 miles owned by a third party. Questar Pipeline's consolidated firm capacity commitments total 5,121 Mdth per day. Questar Pipeline's core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas's distribution system and other utility systems. In addition to this core system, Questar Pipeline, through wholly-owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 487-mile line that extends from the Blanco hub in the San Juan Basin to just inside the California state line near the Arizona border. An additional 96 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline operates and owns 50% of the White River Hub in western Colorado. White River Hub facilities connect with six interstate-pipeline systems and a major processing plant near Meeker, Colorado.

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

Customers, Growth and Competition: Questar Pipeline's transportation system is nearly fully subscribed. The weighted-average remaining life of Questar Pipeline's firm contracts was 8.7 years as of December 31, 2013. All of Questar Pipeline's

Questar 2013 Form 10-K	11

storage capacity is fully contracted with a weighted-average remaining life of 5.7 years as of December 31, 2013. Questar Pipeline faces the risk that it may not be able to recontract firm capacity at current terms when contract terms expire.

Questar Gas, an affiliated company, provides Questar Pipeline's largest share of transportation revenues. During 2013, Questar Pipeline transported 119.5 MMdth for Questar Gas compared to 107.2 MMdth in 2012. Questar Gas has reserved firm transportation capacity of 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017. In 2013, 29% of Questar Pipeline's revenues were from its affiliate, Questar Gas.

Questar Pipeline also transported 753.4 MMdth during 2013, down 4% from 2012, for unaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline, Ruby Pipeline and other systems. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines.

Questar Pipeline competes for market growth with other natural gas-transmission companies in the Rocky Mountain region and with other companies providing natural gas-storage services. In addition, Questar Pipeline faces growing competition from third-party gathering companies that build gathering lines to allow producers to make direct connections to competing pipeline systems.

Regulation: Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. The FERC has authority to set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchases, sales, abandonments and other activities. FERC policies may adversely affect Questar Pipeline's profitability. Questar Pipeline maintains a rigorous compliance program to address all areas of FERC compliance, including standards of conduct, market manipulation, shipper-must-have-title, bidding, capacity release, reporting, filings, postings and record retention. The Company annually trains board members, executives, senior management and functional employees on standards-of-conduct rules.

Questar Pipeline is required to comply with the Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011 and the Pipeline Safety Improvement Act of 2002. The 2011 Act is designed to examine and improve the state of pipeline safety regulations and gives enhanced safety authority to the Pipeline and Hazardous Materials Safety Administration (PHMSA) and is intended to improve pipeline transportation by strengthening enforcement capabilities. The 2002 Act and the rules issued by the U.S. Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. PHMSA completed an integrated compliance audit and a control-room management audit of Questar Pipeline in 2013. Results of these audits are pending.

Strategic Evaluation: In the fourth quarter of 2012, Questar Pipeline initiated a strategic review of the noncore Questar Southern Trails Pipeline. All strategic options were analyzed, including joint ventures, asset sales and other alternatives. The eastern segment of Southern Trails Pipeline is in natural gas service and extends 487 miles from the San Juan Basin in New Mexico to connections with other pipelines in the eastern portion of Southern California. The western segment of Southern Trails Pipeline extends 96 miles from Whitewater to Long Beach, California. This segment has not been placed in service.

As a result of that review, Questar Pipeline entered into an agreement with an affiliate of Spectra Energy Corp to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude into the pipeline for transportation to refineries in Southern California. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $22 million. This project is in the marketing and engineering phase and a decision whether or not to proceed with the development is expected in 2014. Questar Pipeline evaluated this asset for impairment in 2013 and does not believe that it is impaired.

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses over the forecast period. Because of changes in expected cash flows in the third quarter of 2013 and the lack of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after

Questar 2013 Form 10-K	12

income taxes. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs.

Corporate and Other
Corporate employees provide compliance, legal, finance, tax, treasury, human resources, audit, information technology, purchasing, warehousing, fleet, communication and insurance services for Questar's subsidiaries.

Corporate and other operations also include Questar Fueling Company (Questar Fueling). Questar Fueling began its operation in mid-2012 to provide natural gas fueling infrastructure nationally, with specific focus on the medium- to heavy-duty vehicle market. While Questar Gas has owned and operated natural gas fueling facilities within its regulated service area, Questar Fueling is pursuing non-regulated market opportunities. Questar Fueling placed two facilities in service during 2013 and has contracts to develop several additional facilities. Questar Fueling results are not currently material to Questar's consolidated operations.

Spinoff of QEP
On June 30, 2010, Questar distributed all of the shares of common stock of QEP Resources (formerly Questar Market Resources) held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close of business on the record date. In connection with the Spinoff, QEP distributed Wexpro, a wholly-owned subsidiary of QEP, to Questar. The selected financial data presented in Item 6 of Part II of this Annual Report recasts QEP's financial condition and operating results as discontinued operations for all periods presented through June 30, 2010.

Employees
At December 31, 2013, the Company had 1,725 employees, including 917 in Questar Gas, 139 in Wexpro, 278 in Questar Pipeline and 391 in Corporate and other.

Questar 2013 Form 10-K	13

Executive Officers of the Registrant

Primary Positions Held with the Company and Affiliates, Other Business Experience

Ronald W. Jibson	60
Chairman, President and Chief Executive Officer, Questar (2012 to present); Chairman, President and Chief Executive Officer, Questar Gas (2010 to present); Chairman, Questar Pipeline and Wexpro (2010 to present). Previous titles with Questar: President and Chief Executive Officer, Questar (2010 to 2012); Senior Vice President, Questar (2008 to 2010); President, Chief Executive Officer and Director, Questar Gas (2008 to 2010); Executive Vice President, Questar Gas (2008 to 2010); Vice President, Operations, Questar Gas (2004 to 2008).

Kevin W. Hadlock	41
Executive Vice President and Chief Financial Officer, Questar (2011 to present); Director, Questar Gas, Wexpro and Questar Pipeline (2011 to present). Prior to joining Questar: Senior Vice President and Chief Financial Officer for Baltimore Gas and Electric Company, a subsidiary of the Constellation Energy Group (2008 to 2010); Vice President of Investor Relations and Financial Planning and Analysis for Constellation Energy Group (2007 to 2008).

Thomas C. Jepperson	59	Executive Vice President, General Counsel and Corporate Secretary, Questar (2010 to present). Previous titles with Questar: Vice President and General Counsel, Questar (2005 to 2010).

R. Allan Bradley	62
Executive Vice President, Questar (2010 to present); President and Chief Executive Officer, Questar Pipeline (2006 to present); President, Chief Operating Officer and Director, Questar Pipeline (2005 to present); Chairman of the White River Hub, LLC Management Committee (2008 to present). Previous titles with Questar: Senior Vice President, Questar (2005 to 2010).

James R. Livsey	60
Executive Vice President and Chief Operating Officer, Wexpro (2012 to present); Executive Vice President, Questar (2010 to present); Director, Wexpro (2010 to present). Previous titles with Questar: Executive Vice President and General Manager, Wexpro (2011 to 2012); Executive Vice President, Questar and General Manager, Wexpro (2010 to 2011); Vice President and General Manager, Wexpro (2003 to 2010).

Craig C. Wagstaff	50
Executive Vice President, Questar (2012 to present); Executive Vice President and Chief Operating Officer, Questar Gas (2012 to present); Director, Questar Gas (2010 to present). Previous titles with Questar: Senior Vice President, Questar (2011 to 2012); Senior Vice President and General Manager, Questar Gas (2011 to 2012); Vice President and General Manager, Questar Gas (2010 to 2011); General Manager, Customer Relations, Questar Gas (2006 to 2010).

David M. Curtis	58
Vice President and Corporate Controller, Questar (2011 to present); Vice President and Controller, Wexpro (2010 to present); Vice President and Controller, Questar Pipeline and Questar Gas (2003 to present).

Kimberley Heimsath	58
Vice President, Environmental, Health and Safety, Questar (2011 to present). Previous titles with Questar: General Manager Environmental, Health and Safety (2010 to 2011), Manager Environmental and Safety Services (2008 to 2010), Director Environmental and Safety Services (2005 to 2008).

Kelly B. Maxfield	60	Vice President, Information Technology and Administration, Questar (2004 to present); President, Chief Executive Officer, Consonus (2001 to 2004).

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

Questar 2013 Form 10-K	14

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

Wexpro's rate of development of cost-of-service gas may vary depending upon market conditions. Wexpro develops cost-of-service gas and oil in accordance with accepted standards and prudent field-management and engineering practices. These standards and practices are influenced by gas and oil commodity prices and other market conditions. Historically, natural gas and oil prices have been volatile and will likely continue to be volatile. The Company cannot predict the future price of natural gas and oil because the factors that drive prices are beyond its control. In the short-run, purchased gas may be available for Questar Gas customers at a lower price than cost-of-service gas. While the Company believes it can continue to develop natural gas properties at a competitive long-term cost to the consumer, low natural gas prices may impact the pace of that development.

Wexpro's rate of development of cost-of-service gas may be limited by growth in Questar Gas's sales volumes. The proportion of Questar Gas's natural gas supply needs met by Wexpro has increased due to successful development of the Vermillion Basin and continued development of the Pinedale field. Wexpro's gas-development program may be limited based on the volumes of cost-of-service gas it can supply to Questar Gas for the summer load and Questar Gas's ability to store gas during the summer for peak supply needs. Wexpro and Questar Gas are pursuing opportunities to use Wexpro cost-of-service gas for Questar Gas's industrial customers, although there is no assurance that this will be successful. Certain large commercial and industrial customers of Questar Gas have elected to switch from sales service to transportation service. This switching may reduce the volumes that Wexpro is able to supply to Questar Gas.

Wexpro has market price risk if production exceeds 65% of Questar Gas's forecasted demand. In September 2013, Wexpro completed the Trail acquisition. In January 2014, the PSCU and the PSCW approved a stipulation for inclusion of the Trail acquisition properties in the Wexpro II Agreement. As part of this stipulation, Wexpro agreed to a provision to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Gas and oil reserve estimates are imprecise and subject to revision. Wexpro's proved natural gas and oil reserve estimates are prepared annually by internal reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Ownership interests in properties may change due to claims of ownership rights. Estimates of economically recoverable reserves prepared by different engineers, or by the same engineers at different times may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process also involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. Changes in field-development plans will impact the reporting of reserves because the Company limits the recording of proved undeveloped reserves to those that are expected to be developed within the next five years. Actual results most likely will vary from the estimates. Any significant variance from these assumptions could affect the recoverable quantities of reserves attributable to any particular property and the classifications of reserves.

Shortages of oilfield equipment, services and qualified personnel could impact results of operations. The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and gas industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. There also have been regional shortages of drilling rigs and other equipment as demand for specialized rigs and equipment has increased along with the number of wells being drilled. These factors also cause increases in costs for equipment, services and personnel. These cost increases could restrict the ability to drill wells and conduct operations, especially during periods of lower natural gas and oil prices. This may also delay the installation of gathering facilities for new production.

Questar 2013 Form 10-K	15

Wexpro may acquire properties not subject to the Wexpro or Wexpro II agreements. Wexpro may acquire gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II Agreement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers. Wexpro would be subject to commodity-price risk and marketing risks for these properties.

Wexpro may not be successful in entering into cost-of-service arrangements with third parties. Wexpro plans to acquire gas properties outside of the Wexpro or Wexpro II Agreements and sell the production to third parties under cost-of-service arrangements. Only a few other companies have entered into similar cost-of-service arrangements and Wexpro may not be successful in negotiating such arrangements with third parties and obtaining approval from regulators.

Excess pipeline capacity in the Rocky Mountain area impacts Questar Pipeline's revenues. In the last few years development of natural gas reserves in the Rocky Mountain area has slowed due to low natural gas prices and development of reserves in areas closer to major markets. As a result, export pipeline capacity exceeds current production levels. This excess capacity may impact Questar Pipeline's ability to renew contracts at current terms as contracts expire. This excess capacity may also limit growth opportunities to develop new pipelines in the area.

Questar Pipeline's natural gas liquid revenues have declined and are expected to decline further. Questar Pipeline earns NGL revenues from its processing plant and pipeline facilities. These revenues have declined in the last few years due to lower prices and the development of upstream facilities that extract NGL before the gas is transported on Questar Pipeline's system. These NGL revenues are expected to decline further due to growth in upstream processing.

Questar Pipeline's plans to develop the western segment of Questar Southern Trails Pipeline may not be successful. Questar Pipeline is working with an affiliate of Spectra Energy Corp to develop a rail terminal and utilize the western segment of Questar Southern Trails Pipeline to transport crude oil to refineries in Southern California. This project is in the marketing and engineering phase. There are a number of risks for this project including competition from other rail terminals, environmental reviews and permitting. Recent accidents involving rail shipments of crude oil may increase these risks and increase regulatory oversight. There is no assurance that Questar Pipeline will be successful in developing this project.

Questar Pipeline's investment in the eastern segment of Questar Southern Trails Pipeline has been impaired and the pipeline is operating at a loss. The eastern segment of Questar Southern Trails Pipeline is currently operating in natural gas service at a loss. Questar Pipeline recorded an impairment of its investment in the eastern segment of Southern Trails in the third quarter of 2013. Operating losses are expected to continue. Questar Pipeline may incur additional costs to seek abandonment of this pipeline if it is unsuccessful in recontracting at rates to cover variable costs.

Questar Gas's investment in infrastructure replacement will increase customer rates. Questar Gas is investing significant capital to replace aging pipeline infrastructure. This significant investment is expected to continue over a number of years. Replacement of aging pipeline infrastructure will increase customer safety; however, Questar Gas's return on this investment and depreciation costs will continue to increase customer rates. Over time, this may impact customer decisions on the use of natural gas versus other energy alternatives.

The legal dispute over gathering costs between Questar Gas and QEP Field Services may result in costs to shareholders. As disclosed in Note 9 to the financial statements included in Item 8 of Part II, Questar Gas and QEP Field Services are involved in a legal dispute over gathering costs. These gathering costs have been included in Questar Gas's rates as purchased gas costs. The outcome of this dispute and its resulting financial impact on Questar Gas are uncertain at this time.

Questar Fueling may be unable to profitably compete in the natural gas fueling market. Questar Fueling was created in 2012 to design, build and operate natural gas fueling facilities in a competitive market. Questar Fueling's operations may not be profitable until demand grows and it establishes itself as a credible player in the industry.

Operations in all lines of business involve numerous risks that might result in accidents, environmental harm and other operating risks and costs. Drilling is a high-risk activity. Operating risks include: fire, explosions and blow-outs; unexpected drilling conditions such as abnormally pressured formations; abandonment costs; pipe, cement or casing failures; environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids (including groundwater contamination). The Company could incur substantial losses as a result of injury or loss of life; pollution or other environmental damage; damage to or destruction of property and equipment; regulatory investigation; fines or curtailment of operations; or legal fees and other expenses incurred in the prosecution or defense of litigation. As a working interest owner in wells operated by other companies, the Company may also be exposed to the risks enumerated above that are not within its care, custody or control.

Questar 2013 Form 10-K	16

There are also inherent operating risks and hazards in the Company's gas and oil production, processing, transportation, storage and distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. Certain Company pipelines have been in service for a number of years. As these pipelines age, the risk may increase of pipeline leakage or failure due to corrosion, fatigue, third-party damage, ground movement or subsidence due to underground mining. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the damages resulting from these risks. In spite of the Company's precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on the financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company's customers. Such circumstances could adversely impact the Company's ability to meet contractual obligations and retain customers.

The Company works to mitigate the risk of pipeline failures by assessing and replacing sections of more vulnerable pipelines and by implementing other measures as part of its pipeline integrity program. Questar cannot assure that these measures will be successful in avoiding serious accidents, explosions, injuries or death.

As is customary in the natural gas development and production, transportation and distribution industries, the Company maintains insurance against some, but not all, of these potential risks and losses. Questar cannot assure that insurance will be adequate to cover these losses or liabilities. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the Company's financial condition and operations.

Questar is dependent on bank credit arrangements and continued access to capital markets to successfully execute its operating strategies. Questar relies on access to short-term commercial paper and long-term capital markets. The Company is dependent on these capital sources to provide financing for working capital and certain projects. The availability and cost of these credit sources can vary significantly; and these capital sources may not remain available or the Company may not be able to obtain capital at a reasonable cost in the future. In lieu of commercial paper issuance, the Company at times has utilized credit facilities with banks to meet short-term funding needs. Questar has a $750 million revolving credit facility with various banks. However, banks may be unable or unwilling to extend credit in the future. Questar's revolving credit facility and commercial-paper program are subject to variable interest rates. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct the Company's businesses, the Company may not be able to keep investment-grade ratings.

Questar is exposed to credit risk. Questar has credit exposure in outstanding accounts receivable from customers in all segments of its business, which could become significant. Questar has tightened its credit procedures, for example, by requiring deposits or prepayments to help manage this risk. Questar aggressively pursues collection of past-due accounts receivable. Questar has also enhanced its review of customer credit risk.

Risks Related to Regulation

Questar is subject to complex federal, state and local environmental laws and regulations that could adversely affect its cost of doing business. Environmental laws and regulations are complex, change frequently and tend to become more restrictive over time. Some of the regulations with which Questar must comply include the National Environmental Policy Act, the Endangered Species Act, the Clean Air Act, the Clean Water Act, and the National Historic Preservation Act, as well as similar state laws.
Federal and state agencies frequently impose conditions on the Company's activities. These restrictions have become more stringent over time and can limit or prevent natural gas development and production on Wexpro's leaseholds or construction of new transmission or distribution pipelines and related facilities. For example, the United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal-land use and private-land use and could delay or prohibit land access or development. The listing of certain species, such as the sage grouse, as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Accidental releases or failure to obtain permits for discharges could result in civil and criminal penalties, orders to cease such discharges, corrective actions, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

Questar 2013 Form 10-K	17

The U.S. Environmental Protection Agency (EPA) has recently enacted air-quality regulations that particularly affect Questar Pipeline and Wexpro operations. These regulations require the installation of additional pollution controls and extensive monitoring and reporting. Some states have implemented air-quality rules that are stricter than the federal regulations, making it difficult to strategically plan for long-term pollution controls. The impact of these air-quality regulations, along with greenhouse gas monitoring and reporting requirements, may result in increased costs for Questar.

In addition, the Company is subject to federal and state hazard communications and community right-to-know statutes and regulations such as the Emergency Planning and Community Right-to-Know Act that require certain record-keeping and reporting of the use and release of hazardous substances.

Certain environmental groups oppose drilling on some of Wexpro's federal and state leases. These groups sometimes sue federal and state agencies for alleged procedural violations in an attempt to stop, limit or delay natural gas and oil development on public lands.

All wells drilled in tight-gas-sand and shale reservoirs require hydraulic-fracture stimulation to achieve economic production rates and recoverable reserves. The majority of Wexpro’s current and future production and reserve potential is derived from reservoirs that require hydraulic-fracture stimulation to be commercially viable. Currently, all well-construction activities, including hydraulic-fracture stimulation, are regulated by state agencies that review and approve all aspects of gas- and oil-well design and operation. New environmental initiatives, proposed federal and state legislation, and rule-making pertaining to hydraulic-fracture stimulation could increase Wexpro's costs, restrict its access to natural gas reserves and impose additional permitting and reporting requirements. These potential restrictions on the use of hydraulic-fracture stimulation could materially affect the Company's ability to develop gas and oil reserves. The Company believes its well design and completion procedures are appropriate to protect the environment. Questar supports disclosure of the contents of hydraulic-fracturing fluids and submits information on the chemicals used in hydraulic-fracture stimulation on Company-operated wells through the national disclosure registry FracFocus (fracfocus.org).

In addition to the costs of compliance, substantial costs may be incurred to take corrective actions at both owned and previously-owned facilities. These facilities include a previously-owned chemical business, manufactured gas plant sites, and transmission and production facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Significant expenditures may result from remedial activities, injunctions and/or penalties.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming, and may result in delays in the commencement or continuation of Wexpro's natural gas development and production operations and Questar Pipeline's construction projects. Further, the public may comment on and otherwise engage in the permitting process, including court intervention. Accordingly, needed permits may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict Questar's ability to conduct its operations or to do so profitably.

Questar may be exposed to certain regulatory and financial risks related to climate change. Federal and state courts and administrative agencies are addressing claims and demands related to climate change under various laws pertaining to the environment, energy use and development, and greenhouse-gas emissions. The EPA adopted the Greenhouse Gas Reporting Rule for the measurement and reporting of greenhouse gases emitted from combustion at large facilities (emitting more than 25,000 metric tons/year of carbon dioxide equivalent). Questar has been reporting annual greenhouse gas emissions to the EPA since the 2010 emission year. This regulation requires measurement and monitoring in the natural gas producing basins in which Wexpro operates, as well as in Questar Pipeline's compressor stations, storage fields, and processing facilities. Additionally, Questar Gas reports combustion emissions for all of its customers, as well as gate-station methane emissions. This rule has created a greenhouse gas inventory, which could be used for regulatory compliance purposes and to generate emissions fees or other potential charges.

While future climate-change regulation is possible, it is too early to predict how potential regulation will affect Questar's business, operations, or financial results. If forthcoming regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial and electricity-generation applications is essential to reduce U.S. greenhouse-gas emissions, use of natural gas in these applications should increase. Similarly, natural gas will be essential in ensuring electrical-grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative transportation fuel continues to grow, with Questar actively involved in expanding refueling infrastructure, particularly to serve the trucking industry. On the other hand, federal regulation of carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. The impact on the environment of

Questar 2013 Form 10-K	18

natural gas drilling, production and transportation continues to be analyzed and debated, which could influence future laws and regulations. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases.

Questar is subject to changing U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration rules and regulations, which may increase costs. The Company is subject to PHMSA non-compliance risk due to significant legislative and regulatory developments in response to several major pipeline accidents in recent years. The reauthorization of the Pipeline Safety Act was signed by the President in January 2012. The new law includes significant new provisions on historical records research, maximum allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. PHMSA will be phasing in the new regulations over the next two years and will again seek reauthorization of the Pipeline Safety Act in 2015. PHMSA completed an integrated compliance audit and a control-room management audit of Questar Pipeline in 2013. Results of these audits are pending. Auditors from the state of Utah continue to inspect Questar Gas's records and practices. Penalties associated with non-compliance could be substantial if violations and corrective-action orders are issued. The Company expects to continue to incur significant costs to upgrade or re-certify infrastructure to meet changing regulations.

FERC regulates the transportation and storage of natural gas and natural gas markets. Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchases, sales, abandonments and other activities. FERC policies may adversely affect Questar Pipeline's profitability. Over the past several years, FERC issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules. In addition to the orders, FERC released a policy statement on compliance in which it states that companies must have a "rigorous" FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting FERC increased penalty authority for non-compliance, FERC has targeted various issues in the natural gas industry for compliance audits and investigations. In late 2010 FERC issued a revised policy statement on penalty guidelines. These guidelines identify mitigation measures companies can take to minimize the risk of a significant FERC compliance penalty.

State agencies regulate the distribution of natural gas. Questar Gas's natural gas-distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchases, sales and other activities. PSCU and PSCW policies and decisions including an authorized return on equity and disallowed costs may adversely affect Questar Gas's profitability. Authorized returns on equity have declined throughout the United States with the decline in interest rates and may decline for Questar Gas in future rate cases.

Questar is subject to health care reform regulations, which may increase costs. Questar incurs significant costs to provide health care benefits to employees and some retirees. These costs have increased at a rate greater than inflation over a number of years and are expected to continue to increase. The full impact of the Patient Protection and Affordable Care Act of 2010 will not affect the Company until 2015; however, the cost of compliance with the provisions of the Act is difficult to measure at this time.

Other Risks

Questar depends upon key operational and technical personnel. The successful implementation of the Company's business strategy depends, in part, on experienced operational and technical personnel, including key geologists, engineers and other professionals. Many of these key employees have the opportunity to retire within the next few years. In 2012, Questar offered a retirement incentive for eligible employees. About 100 employees accepted this offer and retired in early 2013. The retirement of these employees has accelerated the need for succession planning and knowledge transfer to prepare future management and key employees for critical positions.

General economic and other conditions impact Questar's results. Questar's results may be negatively affected by the following: changes in global economic conditions; changes in regulation; creditworthiness of counterparties; rate of inflation and interest rates; weather and natural disasters; changes in customers' credit ratings; competition from other forms of energy, other pipelines and storage facilities; ability to renegotiate contracts, which could ultimately result in the impairment of assets;

Questar 2013 Form 10-K	19

effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing for Questar. Slower economic growth in markets served by Questar businesses may adversely impact the Company's operating results.

Questar faces risks of cyber-security attacks and loss of sensitive customer and employee data. Questar's operating and business systems may be vulnerable to an attack by individuals or organizations intending to disrupt business operations or obtain sensitive customer and employee data. In addition, this sensitive data may be disseminated through intentional or unintentional actions by employees, agents or vendors. The Company's operations and its ability to serve customers may be significantly impacted if its operating and business systems were unavailable. The cost to remedy an unintended dissemination of sensitive information may be significant. Questar mitigates these risks through a defense-in-depth approach that utilizes information technology security measures including system disaster-recovery procedures, intrusion-prevention systems, vulnerability management, network segmentation, internet scanning, anti-virus and malware scanning, system-access procedures and system-change-control procedures.

The underfunded status of the Company's defined benefit pension plans and postretirement medical and life insurance plans increases costs and may require large contributions, which may divert funds from other uses. As of December 31, 2013, the Company's defined benefit pension plans were $74.5 million underfunded and its postretirement medical and life insurance plans were $42.5 million underfunded. The level of underfunding was reduced in 2013 because of an increase in the discount rate used to value the liabilities and higher asset market values. The underfunded status of the these plans may require large contributions, which may divert funds from other uses by the Company. Over time, periods of declining interest rates and asset values may result in further reduction of the funding status of the plans and require additional contributions. Questar cannot predict whether these factors will require the Company to make contributions greater than current expectations. Employees hired or rehired after June 30, 2010, are not eligible for the defined benefit pension plans and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire.

Failure of the Company's controls and procedures to detect misstatement of financial results or fraud could negatively impact operating results and harm the Company's reputation. Questar's management, including its Chief Executive Officer and Chief Financial Officer, cannot ensure and do not expect that the Company's internal controls over financial reporting, including disclosure controls, will work as intended to prevent all possible errors and fraud. A control system, no matter how well designed and implemented, can provide only reasonable assurance that the purpose and intent of the control system are achieved. The design and application of a control system is based, in part, on judgments about the likelihood of future events. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with Company policies. Because of inherent limitations in a control system, misstatements due to error or fraud may occur without detection.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

RETAIL GAS DISTRIBUTION - Questar Gas
Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, the metropolitan Salt Lake area, Provo, and Ogden. It also serves customers throughout the state, including the cities of Price, Roosevelt, Park City, Logan, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 27,862 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
Wexpro develops, produces and delivers cost-of-service natural gas for Questar Gas under the terms of the Wexpro Agreement. The estimates of proved reserves were made by Wexpro's reservoir engineers as of December 31, 2013. All reported reserves are located in the United States. Wexpro sells crude oil and NGL production from certain producing properties at market prices. Wexpro recovers its cost and return on investment from the proceeds. Any residual operating income after recovery of Wexpro costs and return is shared 54% Questar Gas, 46% Wexpro.

Questar 2013 Form 10-K	20

In September 2013, Wexpro completed the Trail acquisition. In January 2014, the PSCU and PSCW approved the inclusion of the Trail acquisition properties in the Wexpro II Agreement. The 2013 disclosures of gas and oil development and production properties include this acquisition.

Reserves
The following table sets forth estimated proved natural gas and oil reserves:

	December 31, 2013			December 31, 2012
	Natural Gas	Oil and NGL	Natural Gas Equivalents	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)	(Bcf)	(Mbbl)	(Bcfe)
Proved developed reserves	560.0	4,384	586.3	523.9	4,967	553.7
Proved undeveloped reserves	251.2	1,233	258.6	173.3	1,202	180.5
Total proved reserves	811.2	5,617	844.9	697.2	6,169	734.2

Significant changes in proved undeveloped reserves for 2013 were as follows:

Natural Gas Equivalents
(Bcfe)
Balance at December 31, 2012	180.5
Revisions - previous estimates	(81.6)
Extensions and discoveries	140.7
Purchase of reserves in place	95.2
Transferred to proved developed reserves	(76.2)
Balance at December 31, 2013	258.6

Refer to Note 19 to the financial statements included in Item 8 of Part II of this Annual Report for additional information pertaining to the Company's reserves.

Wexpro will file reserves estimates as of December 31, 2013, with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23. Although Wexpro uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for the wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

Production
The following table sets forth the net production volumes and the production costs per Mcfe for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Volumes produced
Natural gas - cost-of-service deliveries (Bcf)	59.2	57.5	50.5
Natural gas - sales (Bcf)	1.4	—	—
Oil and NGL (Mbbl)	617	665	467
Total production (Bcfe)	64.3	61.5	53.3
Lifting costs (per Mcfe)
Lease operating expense	$0.43	$0.44	$0.42
Production taxes	0.44	0.33	0.48
Total lifting costs	$0.87	$0.77	$0.90

Questar 2013 Form 10-K	21

Productive Wells
The following table summarizes the Company's productive wells as of December 31, 2013. All wells are located in the United States.

	Gas Wells	Oil Wells	Total
Gross	1,592	120	1,712
Net	706.0	39.2	745.2

Although many wells produce both gas and oil, a well is categorized as either a gas or an oil well based upon the ratio of gas to oil produced. Each gross well completed in more than one producing zone is counted as a single well. At the end of 2013, the Company had 13 gross wells with multiple completions.

Leasehold Acres
The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2013. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding-royalty and other similar interests. All leasehold acres are located in the United States.

	Developed Acres(1)		Undeveloped Acres(2)		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Wyoming	102,277	86,980	10,824	10,824	113,101	97,804
Colorado	29,574	25,794	—	—	29,574	25,794
Utah	14,013	13,773	—	—	14,013	13,773
Other	759	759	—	—	759	759
Total	146,623	127,306	10,824	10,824	157,447	138,130

(1) Developed acreage is acreage assigned to productive wells.

(2) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

A portion of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date. Leases held by production remain in effect until production ceases. Leases on all of the undeveloped acreage in the above table expire in more than five years.

Drilling Activity
The following table summarizes the number of development wells drilled by Wexpro during the years indicated. Wexpro did not drill any exploratory wells.

	Productive			Dry
	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Net Wells Completed
Development	41.9	43.5	43.7	—	2.7	1.0

Gross Wells Completed
Development	59	74	81	—	3	1

INTERSTATE GAS TRANSPORTATION – Questar Pipeline
Questar Pipeline has consolidated firm transportation contracts of 5,121 Mdth per day. These commitments include 2,006 Mdth per day for Questar Pipeline; 2,014 Mdth per day for Overthrust Pipeline, a wholly-owned subsidiary; 81 Mdth per day for Southern Trails Pipeline, a wholly-owned subsidiary; and 1,020 Mdth per day for Questar Pipeline's 50% ownership of White River Hub. Questar Pipeline and its subsidiaries operate 2,662 miles of natural gas transportation pipelines that interconnect with other pipelines, including 10 miles owned by a third party. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern

Questar 2013 Form 10-K	22

Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline's natural gas-transportation-pipeline mileage includes: pipelines at storage fields and tap lines used to serve Questar Gas; 261 miles of Overthrust Pipeline; and 487 miles of the Southern Trails Pipeline; but does not include 96 miles of Southern Trails Pipeline that is not in service in Southern California. Questar Pipeline's system ranges in diameter from lines that are less than four inches to 36-inches. Questar Pipeline owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines. Questar Pipeline also owns processing facilities for dew-point control to meet gas-quality specifications of downstream pipelines.

Questar Pipeline owns several natural gas storage facilities. The Clay Basin storage facility in northeastern Utah has a certificated capacity of 120.2 Bcf, including 54.0 Bcf of working gas. In addition, Questar Pipeline owns three smaller storage aquifers in northeastern Utah and western Wyoming. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, which provide gas-processing services for third parties.

ITEM 3.  LEGAL PROCEEDINGS.

In addition to the items referenced below, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims and tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service, and purchased-gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to change materially the Company's present liquidity position, nor are they expected to have a material adverse effect on the financial condition of the Company.

Commitments and Contingencies
See Note 9 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning commitments and contingencies.

Regulatory Proceedings
See Note 11 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Questar 2013 Form 10-K	23

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Five-Year Cumulative Total Return to Shareholders
The following table and graph compare the cumulative total return of the Company's common stock with the cumulative total returns of a peer group of diversified natural gas companies selected by Questar, and of the S&P 500 stock index:

	2008	2009	2010	2011	2012	2013
Questar	$100.00	$129.10	$158.94	$187.50	$192.92	$231.26
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	124.88	139.34	162.00	163.29	221.80

The chart assumes $100 is invested at the close of trading on December 31, 2008, in the Company's common stock, the index of peer companies and the S&P 500 index. It also assumes all dividends are reinvested. The Questar common stock values for periods prior to June 30, 2010, have been recast for the spinoff of QEP Resources. For 2013 the Company had a total return of 19.87% compared to 35.83% for the peer group and 32.39% for the S&P 500 index. For the five-year period, the Company had a compound annual total return of 18.26% compared to 17.27% for the peer group and 17.94% for the S&P 500 index. The peer group is comprised of AGL Resources Inc.; Atmos Energy Corporation; Energen Corporation; EQT Corporation; MDU Resources Group, Inc.; National Fuel Gas Company; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Gas Company; Piedmont Natural Gas Company, Inc.; South Jersey Industries, Inc.; Southwest Gas Corporation; Vectren Corporation; and WGL Holdings, Inc.

Questar 2013 Form 10-K	24

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of Questar under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the graph by reference.

Questar's common stock is listed on the New York Stock Exchange (NYSE:STR). As of January 31, 2014, Questar had 7,334 shareholders of record. Following is a summary of Questar's quarterly stock-price and dividend information:

	High price	Low price	Dividend
	(per share)
2013
First quarter	$24.34	$19.99	$0.1700
Second quarter	26.01	22.85	0.1800
Third quarter	24.86	21.44	0.1800
Fourth quarter	23.99	22.04	0.1800
			$0.7100
2012
First quarter	$20.18	$19.07	$0.1625
Second quarter	21.47	18.86	0.1625
Third quarter	21.31	19.23	0.1700
Fourth quarter	21.04	17.20	0.1700
			$0.6650

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Questar had no unregistered sales of equity securities during the fourth quarter of 2013. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended December 31, 2013:

Period	Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet be Purchased Under the Plan(2)
Month #1 October 1, 2013 through October 31, 2013	—	$—	—	1,000,000
Month #2 November 1, 2013 through November 30, 2013	—	—	—	1,000,000
Month #3 December 1, 2013 through December 31, 2013	—	—	—	1,000,000
Total	—	$—	—

(1) There were no share purchases in Month #1, Month #2 or Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

Questar 2013 Form 10-K	25

ITEM 6.  SELECTED FINANCIAL DATA.

Selected Questar financial data for the five years ending December 31, 2013, is provided in the table below. Refer to Item 1 in Part I and Items 7 and 8 in Part II of this Annual Report for discussion of facts affecting the comparability.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per-share amounts)
Results Of Operations
Revenues	$1,220.0	$1,098.9	$1,194.4	$1,123.6	$1,109.9
Operating income	305.8	375.7	366.9	343.3	328.2
Income from continuing operations	161.2	212.0	207.9	192.3	180.5
Discontinued operations, net of income taxes	—	—	—	146.9	212.8
Net income attributable to Questar	$161.2	$212.0	$207.9	$339.2	$393.3
Earnings per common share attributable to Questar
Basic from continuing operations	$0.92	$1.20	$1.17	$1.09	$1.03
Basic from discontinued operations	—	—	—	0.84	1.23
Basic total	$0.92	$1.20	$1.17	$1.93	$2.26
Diluted from continuing operations	$0.92	$1.19	$1.16	$1.08	$1.02
Diluted from discontinued operations	—	—	—	0.83	1.21
Diluted total	$0.92	$1.19	$1.16	$1.91	$2.23
Weighted-average common shares outstanding
Used in basic calculation	175.4	176.5	177.4	175.4	174.1
Used in diluted calculation	176.0	177.5	178.8	178.0	176.3
Financial Position
Total assets of continuing operations	$4,054.3	$3,803.3	$3,572.2	$3,407.0	$3,216.0
Total assets of discontinued operations	—	—	—	—	5,828.9
Total assets at December 31,	$4,054.3	$3,803.3	$3,572.2	$3,407.0	$9,044.9
Total liabilities of continuing operations	$2,855.5	$2,767.7	$2,538.7	$2,370.9	$2,079.4
Total liabilities of discontinued operations	—	—	—	—	3,408.4
Total liabilities at December 31,	$2,855.5	$2,767.7	$2,538.7	$2,370.9	$5,487.8
Capitalization and short-term debt of continuing operations at December 31,
Short-term debt	$276.0	$263.0	$219.0	$242.0	$221.9
Current portion of long-term debt and capital lease obligation	0.9	42.7	91.5	182.0	—
Long-term debt and capital lease obligation, less current portion	1,285.5	1,138.2	993.0	898.5	831.2
Total equity	$1,198.8	$1,035.6	$1,033.5	$1,036.1	$1,136.6
Book value per common share of continuing operations at December 31,	$6.85	$5.92	$5.81	$5.87	$6.51
Cash Flow Of Continuing Operations
Net cash provided by operating activities	$502.1	$467.7	$489.0	$350.9	$428.8
Capital expenditures including acquisitions	(503.7)	(370.7)	(367.7)	(320.3)	(299.8)
Net cash used in investing activities	(508.0)	(365.3)	(370.9)	(525.7)	(249.8)
Net cash provided by (used in) financing activities	5.1	(97.2)	(128.3)	185.1	(167.5)
Dividends per share	$0.71	$0.665	$0.62	$0.54	$0.505

Questar 2013 Form 10-K	26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions, except per-share amounts)
Questar Gas	$52.8	$47.1	$46.1	$5.7	$1.0
Wexpro	110.6	103.9	95.2	6.7	8.7
Questar Pipeline(1)	8.2	64.7	67.9	(56.5)	(3.2)
Corporate and other	(10.4)	(3.7)	(1.3)	(6.7)	(2.4)
Net income	$161.2	$212.0	$207.9	$(50.8)	$4.1
Add: after-tax asset impairment charge(1)	52.4	—	—	52.4	—
Adjusted earnings	$213.6	$212.0	$207.9	$1.6	$4.1

Earnings per share - diluted	$0.92	$1.19	$1.16	$(0.27)	$0.03
Add: diluted loss per share attributable to asset impairment charge(1)	0.29	—	—	0.29	—
Adjusted earnings per share - diluted	$1.21	$1.19	$1.16	$0.02	$0.03

Weighted-average diluted shares	176.0	177.5	178.8	(1.5)	(1.3)

(1) Impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations because of the impairment charge's infrequent and nonrecurring nature. Refer to Note 16 to the financial statements included in Item 8 of Part II of this Annual Report for additional information on the impairment.

Questar 2013 Form 10-K	27

QUESTAR GAS
Questar Gas reported net income of $52.8 million in 2013 compared to $47.1 million in 2012 and $46.1 million in 2011. The increases were primarily due to additional revenues from infrastructure-replacement cost recovery and increased customers. Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Net Income
REVENUES
Residential and commercial sales	$910.3	$788.4	$893.0	$121.9	$(104.6)
Industrial sales	28.1	27.4	29.7	0.7	(2.3)
Transportation for industrial customers	14.4	11.9	11.3	2.5	0.6
Service	4.8	4.5	5.1	0.3	(0.6)
Other	28.2	30.0	29.7	(1.8)	0.3
Total Revenues	985.8	862.2	968.8	123.6	(106.6)
Cost of natural gas sold
From unaffiliated parties	279.7	185.6	318.4	94.1	(132.8)
From affiliated companies	370.9	347.7	327.3	23.2	20.4
Total cost of natural gas sold	650.6	533.3	645.7	117.3	(112.4)
Margin	335.2	328.9	323.1	6.3	5.8
OTHER OPERATING EXPENSES
Operating and maintenance	113.1	119.0	118.5	(5.9)	0.5
General and administrative	52.5	51.2	51.0	1.3	0.2
Retirement incentive	—	2.4	—	(2.4)	2.4
Depreciation and amortization	49.7	47.2	44.5	2.5	2.7
Other taxes	18.0	16.2	15.0	1.8	1.2
Total Other Operating Expenses	233.3	236.0	229.0	(2.7)	7.0
OPERATING INCOME	101.9	92.9	94.1	9.0	(1.2)
Interest and other income	5.1	5.5	5.4	(0.4)	0.1
Interest expense	(22.3)	(24.1)	(25.9)	1.8	1.8
Income taxes	(31.9)	(27.2)	(27.5)	(4.7)	0.3
NET INCOME	$52.8	$47.1	$46.1	$5.7	$1.0
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	114.9	96.2	113.3	18.7	(17.1)
Industrial sales	4.4	4.7	5.0	(0.3)	(0.3)
Transportation for industrial customers	64.5	62.0	52.5	2.5	9.5
Total industrial	68.9	66.7	57.5	2.2	9.2
Total deliveries	183.8	162.9	170.8	20.9	(7.9)
Natural gas revenue (per dth)
Residential and commercial	$7.92	$8.19	$7.88	$(0.27)	$0.31
Industrial sales	6.47	5.79	6.03	0.68	(0.24)
Transportation for industrial customers	0.22	0.19	0.21	0.03	(0.02)
System natural gas cost (per dth)	$5.00	$4.77	$5.05	$0.23	$(0.28)
Colder (warmer) than normal temperatures	8%	(16%)	7%	24%	(23%)
Temperature-adjusted usage per customer (dth)	108.0	108.4	111.1	(0.4)	(2.7)
Customers at December 31, (in thousands)	946	931	919	15	12

Questar 2013 Form 10-K	28

Margin Analysis
Questar Gas's margin (revenues less gas costs) increased $6.3 million in 2013 compared to 2012 and increased $5.8 million in 2012 compared to 2011. Following is a summary of major changes in Questar Gas's margin for 2013 compared to 2012 and 2012 compared to 2011:

	Change
	2013 vs. 2012	2012 vs. 2011
	(in millions)
Customer growth	$4.2	$3.1
Customers switching from sales to transportation service	2.0	0.3
Change in rates	0.4	0.2
Infrastructure-replacement cost recovery	8.0	5.9
DSM cost recovery	(6.9)	(3.3)
Recovery of gas-cost portion of bad debt costs	(0.5)	(0.9)
Other	(0.9)	0.5
Increase	$6.3	$5.8

At December 31, 2013, Questar Gas served 945,971 customers, up from 930,760 at December 31, 2012, and 919,236 at December 31, 2011. Customer growth increased the margin by $4.2 million in 2013 and $3.1 million in 2012.

Temperature-adjusted usage per customer was essentially flat in 2013 compared to 2012 and decreased 2% in 2012 compared to 2011. The impact on the company margin from changes in usage per customer has been mitigated by the CET. The CET adjustment decreased revenues by $1.1 million in 2013, decreased revenues by $2.9 million in 2012 and decreased revenues by $3.6 million in 2011, which offset changes in customer usage.

Weather, as measured in degree days, was 8% colder than normal in 2013, 16% warmer than normal in 2012 and 7% colder than normal in 2011. A weather-normalization adjustment on customer bills generally offsets financial impacts of temperature variations.

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program, and do it upon the completion of each project. Questar Gas realized an increase in margin of $8.0 million in 2013 and $5.9 million in 2012 under this mechanism.

Lower recovery of DSM costs decreased Questar Gas margin in 2013 and 2012. DSM costs are incurred to promote energy conservation by customers. Changes in the margin contribution from DSM recovery revenues are offset by equivalent changes in program expenses.

Questar Gas has an allowed return on equity of 10.35% in Utah. Questar Gas filed a general rate case in Utah in July 2013, requesting a $19 million increase in revenues and a continuation of its 10.35% authorized return on equity. Hearings were held in January 2014 and a decision in the case was received on February 21, 2014, which authorized an allowed return on equity of 9.85% and an annual increase in revenues of $7.6 million effective March 1, 2014. Questar Gas filed a general rate case in Wyoming in December 2011 and received an order in 2012, which increased rates by $0.6 million per year and authorized a return on equity of 9.16%.

Cost of Natural Gas Sold
Cost of natural gas sold increased 22% in 2013 compared to 2012 and decreased 17% in 2012 compared to 2011. The 2013 increase was due to an 18% increase in volumes sold and a 5% increase in the purchase cost of natural gas. The 2012 decrease was due to a 15% decrease in volumes sold and a 6% decrease in the purchase cost of natural gas. Cost of natural gas from affiliates includes cost-of-service gas supplies from Wexpro and transportation and storage from Questar Pipeline. These costs increased 7% in 2013 and 6% in 2012 due to Wexpro's higher investment in gas development properties resulting in higher volumes of cost-of-service gas. Wexpro provided 59% of Questar Gas's natural gas supply in 2013, 68% in 2012 and 52% in 2011. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2013, Questar Gas had a $7.4 million over-collected balance in the purchased-gas adjustment account representing costs recovered from customers in excess of costs incurred. Refer to Note 1 to the

Questar 2013 Form 10-K	29

financial statements included in Item 8 of Part II of this Annual Report for additional information regarding cost of natural gas sold.

Other Expenses
Operating and maintenance expenses decreased 5% in 2013 compared to 2012. The decrease was primarily driven by a $6.9 million decrease in DSM costs recovered from customers, a $1.3 million decrease in labor and pension costs, and a $0.9 million decrease in bad debt costs. These reductions were partially offset by higher expenses for communication and other services. Operating and maintenance expenses were essentially flat in 2012 compared to 2011. General and administrative costs increased 3% in 2013 compared to 2012 and were flat in 2012 compared to 2011. The 2013 increase was primarily due to higher allocated corporate expenses. The sum of operating, maintenance, general and administrative expenses not including DSM costs per customer was $144 in 2013 compared to $143 in 2012 and $141 in 2011.

Other taxes increased 11% in 2013 compared to 2012 and increased 8% in 2012 compared to 2011 due to increased property tax valuations and rates.

Depreciation and amortization expense was 5% higher in 2013 compared to 2012 and increased 6% in 2012 compared to 2011 due to higher depreciation expense from plant additions driven by customer growth and feeder-line replacements.

Questar 2013 Form 10-K	30

WEXPRO
Wexpro reported net income of $110.6 million in 2013 compared to $103.9 million in 2012 and $95.2 million in 2011. The growth in net income resulted from increased investment in cost-of-service gas development wells and the September 2013 Trail acquisition. Following is a summary of Wexpro financial and operating results:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Net Income
REVENUES
Operator service fee	$294.0	$273.0	$253.5	$21.0	$19.5
Oil and NGL sales	40.9	37.0	31.3	3.9	5.7
Natural gas sales and other	5.0	0.2	0.3	4.8	(0.1)
Total Revenues	339.9	310.2	285.1	29.7	25.1
OPERATING EXPENSES
Operating and maintenance	27.8	26.8	22.3	1.0	4.5
Gathering and other handling	0.8	—	—	0.8	—
General and administrative	28.7	26.8	24.2	1.9	2.6
Retirement incentive	—	0.2	—	(0.2)	0.2
Production and other taxes	28.3	20.8	25.6	7.5	(4.8)
Depreciation, depletion and amortization	85.8	77.4	63.9	8.4	13.5
Oil and NGL income sharing	0.6	2.5	3.3	(1.9)	(0.8)
Total Operating Expenses	172.0	154.5	139.3	17.5	15.2
Net gain (loss) from asset sales	(0.2)	2.4	(0.1)	(2.6)	2.5
OPERATING INCOME	167.7	158.1	145.7	9.6	12.4
Interest and other income	5.0	2.8	4.2	2.2	(1.4)
Interest expense	(0.1)	—	—	(0.1)	—
Income taxes	(62.0)	(57.0)	(54.7)	(5.0)	(2.3)
NET INCOME	$110.6	$103.9	$95.2	$6.7	$8.7

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	59.2	57.5	50.5	1.7	7.0
Natural gas - sales (Bcf)	1.4	—	—	1.4	—
Oil and NGL (Mbbl)	617	665	467	(48)	198
Natural gas average sales price (per Mcf)	$3.74	$—	$—	$3.74	$—
Oil and NGL average sales price (per bbl)	$85.20	$80.61	$82.11	$4.59	$(1.50)
Investment base at Dec. 31, (in millions)	$589.7	$531.1	$474.4	$58.6	$56.7

Revenues
Wexpro earned a 19.7% after-tax return on average investment base in 2013 compared to 19.9% in 2012 and 20.0% in 2011. Pursuant to the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Wexpro's return on investment base is determined based on authorized returns from a group of rate-regulated companies plus an 8% risk premium for natural gas development drilling. The authorized returns for this group of companies have declined in recent years, resulting in lower returns on investment base for Wexpro.

Questar 2013 Form 10-K	31

Following is a summary of changes in the Wexpro investment base:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Investment base at beginning of year	$531.1	$474.4	$456.6
Successful development wells and related equipment	158.5	149.3	118.0
Depreciation, depletion and amortization	(79.2)	(73.9)	(60.2)
Change in deferred taxes	(20.7)	(18.7)	(40.0)
Investment base at end of year	$589.7	$531.1	$474.4

This investment base does not yet include the cost of the Trail acquisition. The PSCU and PSCW authorized the inclusion of this acquisition in Wexpro II in January 2014.

Wexpro produced 59.2 Bcf of cost-of-service natural gas for Questar Gas during 2013, compared to 57.5 Bcf in 2012 and 50.5 Bcf in 2011. The higher production levels are due to increased investment in gas-development wells. Cost-of-service natural gas production provided approximately 59% of Questar Gas's supply requirements in 2013 compared to 68% in 2012 and 52% in 2011. The higher percentages in 2013 and 2012 were primarily due to higher production from increased development drilling activities. The 2012 percentage was also higher due to significantly warmer than normal weather.

Revenues from oil and NGL sales increased 11% in 2013 compared to 2012 after increasing 18% in 2012 compared to 2011. The 2013 increase was driven by a 6% increase in average selling price for oil and NGL and higher volumes of oil and NGL for which revenue is shared with Questar Gas customers pursuant to the Wexpro Agreement. Volumes of oil and NGL increased 42% in 2012 from increased liquid production related to the Vermillion drilling program. The average selling price for oil and NGL decreased 2% in 2012 compared to 2011. Revenues from natural gas sales in 2013 were primarily attributable to the Trail acquisition, which closed in September 2013. See below and Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding this acquisition.

Expenses
Operating and maintenance expenses were up 4% in 2013 compared to 2012 and were up 20% in 2012 compared to 2011. The 2013 increase was due to higher workover and water-disposal costs. The 2012 increase was due to increased water-disposal costs and higher costs of outside operated properties. Lease operating expense was $0.43 per Mcfe in 2013, $0.44 per Mcfe in 2012 and $0.42 per Mcfe in 2011. General and administrative expenses were 7% higher in 2013 compared to 2012 and 11% higher in 2012 compared to 2011. The increases were due to higher compensation, employee benefits and allocated corporate expenses.

Production and other taxes were 36% higher in 2013 compared to 2012 and 19% lower in 2012 compared to 2011. These taxes were $0.44 per Mcfe in 2013, $0.33 per Mcfe in 2012 and $0.48 per Mcfe in 2011. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL. The average price of natural gas used to calculate production taxes was $3.85 per Mcf in 2013, $2.87 per Mcf in 2012 and $4.22 per Mcf in 2011.

Depreciation, depletion and amortization expense was $1.56 per Mcfe in 2013 and $1.49 per Mcfe in 2012 and 2011. The depreciation, depletion and amortization rate in 2013 increased compared to 2012 and 2011 because of higher development costs and the depletion of older lower-cost natural gas reserves.

Under the terms of the Wexpro Agreement, Wexpro shares 54% of its operating income from oil and NGL production with Questar Gas after recovery of expenses and a return on Wexpro's investment in successful wells. Questar Gas received oil and NGL income sharing amounting to $0.6 million in 2013, $2.5 million in 2012 and $3.3 million in 2011, which was credited to customers.

Wexpro II
Wexpro and Questar Gas received approval of the Commissions for a Wexpro II Agreement to add properties under the cost-of-service pricing methodology for the benefit of Questar Gas customers. The agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be

Questar 2013 Form 10-K	32

entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development costs will earn returns consistent with the original Wexpro Agreement.

Acquisition of Producing Properties and Inclusion in Wexpro II
In September 2013, Wexpro completed a transaction to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin for $104.3 million, after post-closing adjustments. In January 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement. As part of this stipulation, Wexpro agreed to a provision to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Questar 2013 Form 10-K	33

QUESTAR PIPELINE
Questar Pipeline reported 2013 net income of $8.2 million compared to $64.7 million in 2012 and $67.9 million in 2011. The primary driver of the significant decrease in 2013 earnings was a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013. The $3.2 million decrease in 2012 was due to lower NGL revenues and increased operating costs, depreciation and interest expense, partially offset by a gain on sale of assets and lower property taxes. Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Net Income
REVENUES
Transportation	$194.6	$194.5	$195.2	$0.1	$(0.7)
Storage	37.3	38.3	38.3	(1.0)	—
NGL sales - transportation	7.7	7.1	8.9	0.6	(1.8)
NGL sales - field services	1.9	8.4	8.3	(6.5)	0.1
Energy services	12.7	15.3	16.2	(2.6)	(0.9)
Gas processing	1.6	2.7	2.5	(1.1)	0.2
Natural gas sales	3.8	4.4	—	(0.6)	4.4
Other	6.6	6.8	2.4	(0.2)	4.4
Total Revenues	266.2	277.5	271.8	(11.3)	5.7
OPERATING EXPENSES
Operating and maintenance	32.5	35.2	35.3	(2.7)	(0.1)
General and administrative	46.7	50.0	46.5	(3.3)	3.5
Retirement incentive	—	0.9	—	(0.9)	0.9
Depreciation and amortization	55.5	54.3	51.2	1.2	3.1
Asset impairment	80.6	—	—	80.6	—
Other taxes	9.3	9.1	10.1	0.2	(1.0)
Cost of sales	6.1	6.7	3.1	(0.6)	3.6
Total Operating Expenses	230.7	156.2	146.2	74.5	10.0
Net gain from asset sales	—	2.7	0.3	(2.7)	2.4
OPERATING INCOME	35.5	124.0	125.9	(88.5)	(1.9)
Interest and other income	1.8	0.6	0.9	1.2	(0.3)
Income from unconsolidated affiliate	3.7	3.7	3.8	—	(0.1)
Interest expense	(25.8)	(26.3)	(24.5)	0.5	(1.8)
Income taxes	(7.0)	(37.3)	(38.2)	30.3	0.9
NET INCOME	$8.2	$64.7	$67.9	$(56.5)	$(3.2)
Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	753.4	785.4	665.8	(32.0)	119.6
For Questar Gas	119.5	107.2	116.9	12.3	(9.7)
Total transportation	872.9	892.6	782.7	(19.7)	109.9
Transportation revenue (per dth)	$0.22	$0.22	$0.25	$—	$(0.03)
Net firm-daily transportation demand at December 31, (including White River Hub of 1,020 Mdth in 2013, 2012 and 2011)	5,121	5,039	4,973	82	66
Natural gas processing
NGL sales (Mbbl)	163	253	233	(90)	20
NGL average sales price (per bbl)	$59.00	$61.16	$73.77	$(2.16)	$(12.61)

Questar 2013 Form 10-K	34

Revenues
As of December 31, 2013, Questar Pipeline had firm transportation contracts of 5,121 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,039 Mdth per day as of December 31, 2012, and 4,973 Mdth per day as of December 31, 2011. During 2013, Questar Pipeline completed two system expansions, which added approximately 118 Mdth per day. Firm contract volumes associated with these expansions were partially offset by contract terminations. The increase in contracted volumes for 2012 was primarily driven by production increases on Questar Pipeline's southern system. Transportation revenue for 2013 was flat with 2012 levels as new contracts offset decreases resulting from reduced-rate contracts and lower flexing revenue. Transportation revenue decreased $0.7 million in 2012 when compared with 2011. This decrease was driven by reduced-rate contracts along with lower commodity and interruptible volumes.

For 2013, storage revenue fell $1.0 million from 2012 levels due to a terminated park-and-loan contract and lower interruptible volumes. Energy services revenue fell $2.6 million in 2013 when compared to 2012 and $0.9 million when comparing 2012 with 2011. These decreases were driven by lower demand for products and services due to lower drilling activity in the Rockies. Gas processing revenue fell $1.1 million in 2013 compared to 2012 due primarily to a terminated processing contract.

Questar Pipeline earns more revenue from Questar Gas than from any other single customer, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 544 Mdth per day with a weighted-average remaining life of 7.4 years. White River Hub’s contracts have a weighted-average remaining life of 12.3 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with contracts extending through 2018. In 2011, Questar Pipeline increased its working capacity in Clay Basin by 2.7 Bcf.

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

Regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations increased 8% in 2013 compared to 2012 and decreased 20% in 2012 compared to 2011. For 2013, volumes increased 15%, partially offset by a 5% decrease in net revenue per barrel when compared to 2012. For 2012, volumes decreased 5% and net revenue per barrel decreased 17% when compared to 2011.

NGL sales for the unregulated subsidiary decreased 77% in 2013 compared to 2012 and increased 1% in 2012 compared to 2011. The 2013 decrease was driven by a 79% decrease in volumes that was slightly offset by a 5% increase in net revenue per barrel. The 2012 increase was driven by a 24% increase in volumes that was mostly offset by an 18% decrease in net revenue per barrel. The decrease in 2013 volumes was due largely to upstream processing.

During 2013, Questar Pipeline sold 1.1 MMdth of natural gas, with revenues approximating cost. In 2012, Questar Pipeline sold 1.3 MMdth of natural gas for a net gain of $1.3 million. Questar Pipeline received this gas to settle the shortfall between NGL revenue and the cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses decreased 8% in 2013 compared to 2012 and were flat in 2012 compared to 2011. The decrease in 2013 was due to lower maintenance expense and lower processing product costs. General and administrative expenses decreased 7% in 2013 compared to 2012 and increased 8% in 2012 compared to 2011. The decrease in 2013 was

Questar 2013 Form 10-K	35

primarily due to lower communication expense. The increase in 2012 was due to higher compensation, employee benefits and allocated corporate expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in 2013 and were $0.10 in 2012 and 2011. Operating, maintenance, general and administrative expenses include processing and storage costs.

Other taxes increased 2% in 2013 compared to 2012 and decreased 10% in 2012 compared to 2011. The 2013 increase was due to increased property taxes. The 2012 decrease was due primarily to lower property taxes resulting from refunds of prior years' taxes.

Depreciation and amortization expense increased 2% in 2013 compared to 2012 and increased 6% in 2012 compared to 2011 due to investment in pipeline expansions.

Strategic Review of Questar Southern Trails Pipeline and Impairment of Eastern Segment
In the fourth quarter of 2012, Questar Pipeline initiated a strategic review of the noncore Questar Southern Trails Pipeline. All strategic options were analyzed, including joint ventures, asset sales and other alternatives. The eastern segment of Southern Trails Pipeline is in natural gas service and extends 487 miles from the San Juan Basin in New Mexico to connections with other pipelines in the eastern portion of Southern California. The western segment of Southern Trails Pipeline extends 96 miles from Whitewater to Long Beach, California. This segment has not been placed in service.

As a result of that review, Questar Pipeline entered into an agreement with an affiliate of Spectra Energy Corp to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude into the pipeline for transportation to refineries in Southern California. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $22 million. This project is in the marketing and engineering phase and a decision whether or not to proceed with the development is expected in 2014.

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses over the forecast period. Because of changes in expected cash flows in the third quarter of 2013 and the lack of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs.

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations of $0.8 million in 2013 and $0.4 million in 2012. Questar Fueling began its operation in mid-2012 to provide natural gas fueling infrastructure nationally, with specific focus on the medium- to heavy-duty vehicle market. Questar Fueling placed two facilities in service during 2013 and has contracts to develop several additional facilities.

Retirement Incentive
In 2012 Questar offered a retirement incentive to eligible employees of six months additional salary. Approximately 100 employees accepted this offer and retired in early 2013. The $4.9 million incentive cost was recognized in 2012.

Net Gain from Asset Sales
In 2012 Questar Pipeline sold real estate for a gain of $2.4 million before income taxes. Also in 2012, Wexpro sold real estate for a gain of $2.4 million; however, this gain was credited back to Questar Gas customers through the operator service fee.

Questar 2013 Form 10-K	36

Interest and Other Income
Interest and other income increased $2.9 million in 2013 compared to 2012 and decreased $3.4 million in 2012 compared to 2011. The details of interest and other income for the last three years are shown in the table below:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Interest income	$1.3	$1.6	$2.4	$(0.3)	$(0.8)
Inventory sales	0.3	0.6	0.7	(0.3)	(0.1)
Allowance for other funds used during construction (AFUDC)	6.3	2.3	4.4	4.0	(2.1)
Return earned on working-gas inventory and purchased-gas adjustment account	3.9	4.0	3.8	(0.1)	0.2
Other non-operating expenses	(1.9)	(1.5)	(0.9)	(0.4)	(0.6)
Total	$9.9	$7.0	$10.4	$2.9	$(3.4)
Income from Unconsolidated Affiliate
Income from White River Hub, Questar's sole unconsolidated affiliate, was $3.7 million in 2013 and 2012 and $3.8 million in 2011.

Interest Expense
Interest expense decreased 2% in 2013 compared to 2012 after increasing 2% in 2012 compared to 2011. The decrease in 2013 was due to the replacement of higher cost long-term debt with lower rates as long-term debt matured and the use of short-term debt in the period between the retirement of long-term debt and the issuance of new long-term debt. The increase in 2012 was due to higher balances of long-term debt. Interest rates on the Company's commercial-paper borrowings in 2013, 2012 and 2011 averaged less than 1% per annum. Capitalized interest charges on construction projects amounted to $0.8 million in 2013, $0.2 million in 2012 and $0.6 million in 2011.

Income Taxes
The effective combined federal and state income tax rate was 38.6% in 2013, 35.5% in 2012 and 35.9% in 2011. The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the Company has limited state operations for Southern Trails Pipeline. The effective combined federal and state income tax rate also increased in 2013 due to adjustments to estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies. Due to the effects of bonus depreciation and other significant book/tax timing differences, the Company incurred a net operating loss (NOL) for federal income tax purposes in 2011. The 2011 NOL was $124.8 million. The Company's taxable income for 2012 was $94.8 million, resulting in a NOL carryforward of $30.0 million. The Company expects to utilize the remaining NOL by offsetting it against taxable income on its 2013 federal income tax return.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Following is a summary of net cash provided by operating activities for 2013, 2012 and 2011:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Net income	$161.2	$212.0	$207.9	$(50.8)	$4.1
Noncash adjustments to income	337.0	313.8	276.2	23.2	37.6
Changes in operating assets and liabilities	3.9	(58.1)	4.9	62.0	(63.0)
Net cash provided by operating activities	$502.1	$467.7	$489.0	$34.4	$(21.3)

Cash sources from operating assets and liabilities were lower in 2012 compared to both 2013 and 2011 due to customer credits of gas costs previously collected from customers in excess of costs incurred and higher pension contributions.

Questar 2013 Form 10-K	37

Investing Activities
Capital spending in 2013 amounted to $503.7 million compared to $370.7 million in 2012. The details of capital expenditures, including acquisitions, in 2013 and 2012 and a forecast for 2014 are shown in the table below:

	Year Ended December 31,
	2014
	Forecast	2013	2012
	(in millions)
Questar Gas	$190	$166.2	$162.1
Wexpro	100	249.5	144.5
Questar Pipeline	120	73.4	60.6
Corporate and other	30	14.6	3.5
Total capital expenditures including acquisitions	$440	$503.7	$370.7

Questar Gas
During 2013, Questar Gas added 250 miles of main, feeder and service lines to provide service to 15,211 additional customers. The 2013 capital expenditures included $56.9 million to replace infrastructure. The Company can earn on these expenditures through the infrastructure cost-tracking mechanism. Questar Gas's 2014 capital-spending forecast of about $190 million includes investments to provide service to approximately 16,300 additional customers, distribution-system upgrades and expansions, and infrastructure replacements of about $65 million.

Wexpro
During 2013, Wexpro participated in 62 gross wells (44.1 net), resulting in 41.9 net successful gas wells and no net dry or abandoned wells. The 2013 net drilling-success rate was 100%. There were 3 gross wells (2.2 net) in progress at year-end. Wexpro expects to spend about $100 million in 2014 for developmental gas drilling and property acquisitions. The 2013 Wexpro capital expenditure amount includes the cost of the Trail acquisition (refer to Note 17 to the financial statements included in Item 8 of Part II of this Annual Report).

Questar Pipeline
Questar Pipeline invested in several transmission system expansion projects and replacement projects in 2013. Questar Pipeline's 2014 capital-spending forecast is about $120 million for transmission-system expansions and pipeline replacements.

Financing Activities
Following is a summary of financing activities for 2013, 2012 and 2011:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Common stock issues, net of repurchases	$(1.9)	$(80.3)	$2.7	$78.4	$(83.0)
Change in long-term debt and capital lease	104.6	56.5	(7.1)	48.1	63.6
Change in short-term debt	13.0	44.0	(23.0)	(31.0)	67.0
Dividends paid	(124.6)	(117.4)	(110.1)	(7.2)	(7.3)
Other	14.0	—	9.2	14.0	(9.2)
Net cash provided by (used in) financing activities	$5.1	$(97.2)	$(128.3)	$102.3	$31.1

In 2012 Questar repurchased 4.1 million shares of its common stock on the open market for $82.4 million. These repurchases were under a $100 million program approved by the Board of Directors to reduce the share count approximately to its June 30, 2010 level. The Board of Directors has authorized additional repurchases of up to 1 million shares per year to offset share dilution from shares issued under Company incentive plans. Questar did not repurchase any shares under this program during 2013.

Questar 2013 Form 10-K	38

In December 2013, Questar Gas issued $90.0 million of 30-year Senior Notes at 4.78% and $60.0 million of 35-year Senior Notes at 4.83% in the private placement market. The proceeds were used to repay existing indebtedness and for general corporate purposes.

Questar Gas repaid $91.5 million of long-term debt that matured in 2012. An additional $40.0 million of maturing long-term debt was repaid in January 2013 and $2.0 million was repaid in September 2013. These maturities had a weighted-average interest rate of 6.06%. In December 2012, Questar Gas issued $110.0 million of 15-year notes at 3.28% and $40.0 million of 12-year notes at 2.98% in the private placement market to refinance these maturing amounts and for general corporate purposes.

Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. The effective interest rate on the $180.0 million debt after adjusting the net proceeds for issuance costs and the swap settlements was 6.66%.

In December 2010, Questar issued $250.0 million of 2.75% Senior Notes due 2016. In the second quarter of 2011, Questar executed a fixed-to-floating interest rate swap transaction with a counterparty and converted $125.0 million of its 2.75% fixed-rate long-term debt to floating-rate debt. Questar settled this hedge transaction in March 2012, for a deferred gain of $7.2 million, which is being amortized to interest expense over the remaining debt term.

Questar's consolidated capital structure consisted of 57% combined short- and long-term debt and 43% common shareholders' equity at December 31, 2013, compared to 58% combined short- and long-term debt and 42% common shareholders' equity at December 31, 2012. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at December 31, 2013, with no amounts borrowed. In April 2013, Questar amended and restated its revolving credit facility to increase its size from $500.0 million to $750.0 million and extend its maturity from August 31, 2016 to April 19, 2018. On October 29, 2012, the Company amended its revolving credit facility to enable Questar Gas to issue $150.0 million in the private placement market in December 2012. Under both amendments, consolidated funded debt cannot exceed 70% of consolidated capitalization. Questar is in compliance with this covenant.

Commercial paper outstanding amounted to $276.0 million at December 31, 2013, compared with $263.0 million a year earlier. The Company's short-term financing requirements are seasonal and typically peak at December 31 because of Questar Gas's gas-purchasing requirements.

The Company believes current credit commitments are adequate for its working capital and short-term financing requirements during 2014. The Company also believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

In June 2010, Questar entered into a lease agreement for a new headquarters building. The lease term is 17 years and commenced in May 2012. Questar accounts for this lease as a capital lease. The Company's lease on its former headquarters building expired in April 2012.

The Company increased its annualized dividend per share by 6% from $0.68 in 2012 to $0.72 in 2013. The Company has a dividend payout target of about 60%. The Company expects to increase future dividends as it is able to grow net income.

Questar 2013 Form 10-K	39

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Questar enters into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2013:

	Payments Due by Year
	Total	2014	2015	2016	2017	2018	After 2018
	(in millions)
Long-term debt
Questar Gas	$534.5	$—	$—	$—	$14.5	$120.0	$400.0
Questar Pipeline	460.1	—	25.1	—	—	255.0	180.0
Questar Corporation	250.0	—	—	250.0	—	—	—
Total	1,244.6	—	25.1	250.0	14.5	375.0	580.0
Interest on fixed-rate long-term debt
Questar Gas	501.9	25.5	27.1	27.1	26.8	20.8	374.6
Questar Pipeline	309.7	25.3	25.0	23.7	23.7	10.3	201.7
Questar Corporation	17.1	6.9	6.9	3.3	—	—	—
Total	828.7	57.7	59.0	54.1	50.5	31.1	576.3
Gas-purchase contracts - Questar Gas	229.2	27.4	21.0	21.1	25.3	29.4	105.0
Transportation, gathering and storage contracts - Questar Gas
With unaffiliated pipelines	223.7	27.2	27.2	27.2	27.2	24.2	90.7
With Questar Pipeline	290.2	74.4	73.3	73.3	46.6	13.4	9.2
Total	513.9	101.6	100.5	100.5	73.8	37.6	99.9
Capital lease	62.0	3.0	3.4	3.5	3.6	3.7	44.8
Less: intercompany commitments	(290.2)	(74.4)	(73.3)	(73.3)	(46.6)	(13.4)	(9.2)
Total - Questar Consolidated	$2,588.2	$115.3	$135.7	$355.9	$121.1	$463.4	$1,396.8
Total - Questar Gas	$1,779.5	$154.5	$148.6	$148.7	$140.4	$207.8	$979.5
Total - Questar Pipeline	$769.8	$25.3	$50.1	$23.7	$23.7	$265.3	$381.7

The Company's projected funding for its qualified defined benefit pension plan for 2014, which is not reflected in the above table, is $18.0 million. For more information regarding Questar's pension and other postretirement benefits, refer to Note 13 to the financial statements included in Item 8 of Part II of this Annual Report.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Questar's significant accounting policies are summarized in Note 1 to the financial statements included in Item 8 of Part II of this Annual Report. The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management.

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

Changes in expected performance from the properties and economic data can result in a revision to the amount of estimated reserves held by the Company. If reserves are revised upward, operating results could be affected due to lower depreciation, depletion and amortization expense per unit of production. Likewise, if reserves are revised downward, operating results could

Questar 2013 Form 10-K	40

be affected due to higher depreciation, depletion and amortization expense or a potential write-down of a property's book value if an impairment is warranted.

Asset Impairments
Questar evaluates assets for possible impairment when a triggering event occurs. Triggering events may include operating losses or significant changes in contracts, revenues or expenses for a specific asset. Impairment losses may be recorded if the undiscounted future cash flows are less than the current net book value of the asset. If impairment is indicated, fair value is estimated using a discounted cash flow approach using market interest rates or, if available, other market data. The amount of impairment loss recorded, if any, is the difference between the fair value of the asset and the current net book value. Estimates of the undiscounted future cash flows and fair value of the asset require significant assumptions for many years into the future regarding revenues and expenses for assets evaluated for impairment. Changes in assumptions may make a difference in whether or not an asset is impaired and in the amount of the impairment.

Unbilled Revenues
Questar Gas estimates revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The company estimates unbilled revenues for the period from the date meters are read to the end of the month, using customer-usage history and weather information. Approximately one-half month of revenues is estimated in any period. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas has a CET. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies an allowed revenue per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. Differences between Questar Gas's estimate of unbilled revenues and actual revenues subsequently billed do not have a significant impact on operating results because of the CET.

Regulatory Assets and Liabilities
Questar Gas and Questar Pipeline follow accounting standards on regulated operations that require the recording of regulatory assets and liabilities by companies subject to cost-based regulation. Regulatory assets are recorded if it is probable that a cost will be recoverable in the future through regulated rates. Regulatory liabilities are recorded if it is probable that future rates will be reduced for a current item. The Company makes assumptions about the probability of future rate changes. The Company's regulatory assets and liabilities are supported by orders, rulings and practices of the regulatory agencies.

Employee Pension and Other Postretirement Benefit Plans
The Company has a noncontributory defined benefit pension plan covering a majority of its employees and postretirement medical and life insurance plans providing coverage to less than half of its employees. The calculation of the Company's costs and liabilities associated with its benefit plans requires the use of assumptions that the Company deems to be critical. Changes in these assumptions can result in different costs and liabilities, and actual experience can differ from these assumptions.

Independent consultants hired by the Company use actuarial models to calculate estimates of net pension and postretirement benefit costs. The models use key factors such as mortality estimations, liability discount rates, long-term rates of return on investments, rates of compensation increases, amortized gain or loss from investments and medical-cost trend rates. Management formulates assumptions based on market indicators and advice from consultants. The Company believes that the liability discount rate and the expected long-term rate of return on benefit plan assets are critical assumptions.

The assumed liability discount rate reflects the current rate at which the pension benefit obligations could effectively be settled and considers the rates of return available on a portfolio of high-quality, fixed-income investments. The Company discounted its future qualified pension liabilities using rates of 4.90% as of December 31, 2013, and 4.20% as of December 31, 2012. A 0.25% decrease in the discount rate would increase the Company's 2014 estimated annual qualified net pension cost by about $2.7 million.

The expected long-term rate of return on qualified benefit plan assets reflects the average rate of earnings expected on funds invested or to be invested for purposes of paying pension benefits. The Company establishes the expected long-term rate of return at the beginning of each fiscal year giving consideration to the benefit plan's investment mix and historical and forecast rates of return on these types of securities. The expected long-term rate of return determined by the Company was 7.25% as of January 1, 2014, and January 1, 2013. Net benefit plan cost typically increases as the expected long-term rate of return on plan assets decreases. A 0.25% decrease in the expected long-term rate of return would cause an approximate $1.5 million increase in the 2014 qualified net pension cost.

Questar 2013 Form 10-K	41

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Questar Gas's primary market risk exposures arise from changes in demand for natural gas and competition from other energy sources. The demand for natural gas will vary based on economic conditions, conservation efforts and prices. The temperature-adjusted usage per residential customer has decreased over time due to more energy efficient appliances and homes, and behavior changes in response to changing natural gas prices. The economic impact of this decline in usage per customer has been somewhat offset by the addition of new customers and the CET.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the staff of the PSCW are entitled to review the performance of Questar Gas and Wexpro under the Wexpro Agreement and have retained an independent certified public accountant and an independent petroleum engineer to monitor the performance of the agreement.

Questar Pipeline's primary market-risk exposures arise from changes in demand for transportation and storage services and competition from other pipelines. The demand for transportation and storage services will vary based on the market's expectations about future volumes of natural gas likely to be produced in the basins served by Questar Pipeline and changes in market demand for natural gas. On some portions of its pipeline system, the Company faces the risk that it will not be successful in recontracting capacity under current terms once existing contracts expire. Revenue may be reduced if NGL market prices or volumes decline.

Credit Risk
Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2013.

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. Companies posing such concerns were current on substantially all of their accounts at December 31, 2013. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, Wyoming Interstate Company, EnCana Marketing, Shell Energy North America, PacifiCorp and Anadarko Energy Services Company.

Interest-Rate Risk
The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company's ability to borrow and the rates quoted by lenders can be adversely affected by illiquid credit markets. The Company had $1,247.1 million of fixed-rate long-term debt with a fair value of $1,310.8 million and a weighted-average life to maturity of 13.2 years at December 31, 2013. This compared to $1,140.9 million of fixed-rate long-term debt with a fair value of $1,303.1 million and a weighted-average life to maturity of 11.2 years at December 31, 2012. A 10% decline in interest rates would increase the fair value to $1,356.9 million at December 31, 2013 and $1,335.8 million in December 31, 2012. The fair value estimates do not represent the cost to retire the debt securities.

Questar 2013 Form 10-K	42

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Questar 2013 Form 10-K	43

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questar Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2014

Questar 2013 Form 10-K	44

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$985.2	$859.7	$965.5
Wexpro	45.1	36.1	31.5
Questar Pipeline	189.5	203.1	197.4
Other	0.2	—	—
Total Revenues	1,220.0	1,098.9	1,194.4

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	285.9	192.3	321.5
Operating and maintenance	174.3	180.8	175.9
General and administrative	121.0	120.8	117.9
Retirement incentive	—	4.9	—
Production and other taxes	57.4	47.9	52.5
Depreciation, depletion and amortization	194.8	181.6	159.9
Asset impairment	80.6	—	—
Total Operating Expenses	914.0	728.3	827.7
Net gain (loss) from asset sales	(0.2)	5.1	0.2
OPERATING INCOME	305.8	375.7	366.9
Interest and other income	9.9	7.0	10.4
Income from unconsolidated affiliate	3.7	3.7	3.8
Interest expense	(56.9)	(57.9)	(56.8)
INCOME BEFORE INCOME TAXES	262.5	328.5	324.3
Income taxes	(101.3)	(116.5)	(116.4)
NET INCOME	$161.2	$212.0	$207.9

Earnings Per Common Share
Basic	$0.92	$1.20	$1.17
Diluted	0.92	1.19	1.16
Weighted-average common shares outstanding
Used in basic calculation	175.4	176.5	177.4
Used in diluted calculation	176.0	177.5	178.8

See notes accompanying the financial statements

Questar 2013 Form 10-K	45

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$161.2	$212.0	$207.9
Other comprehensive income (loss)
Pension and other postretirement benefits
Change in unrecognized actuarial loss	167.7	(35.7)	(162.9)
Change in unrecognized prior service cost	1.1	2.7	3.0
Interest rate cash flow hedges	0.5	0.4	(37.2)
Change in fair value of long-term investment	(0.1)	0.1	—
Income taxes	(64.7)	12.3	75.0
Net other comprehensive income (loss)	104.5	(20.2)	(122.1)
COMPREHENSIVE INCOME	$265.7	$191.8	$85.8

See notes accompanying the financial statements

Questar 2013 Form 10-K	46

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$16.0	$16.8
Federal income taxes receivable	4.5	10.7
Accounts receivable, net	119.3	103.6
Unbilled gas accounts receivable	93.4	78.3
Inventories, at lower of average cost or market:
Gas stored underground	40.0	39.0
Materials and supplies	23.7	24.5
Current regulatory assets	35.8	46.7
Prepaid expenses and other	9.5	13.1
Deferred income taxes - current	9.7	13.0
Total Current Assets	351.9	345.7

Property, Plant and Equipment
Distribution property, plant and equipment	2,203.0	2,040.9
Cost-of-service gas and oil property, plant and equipment, successful efforts method	1,626.4	1,397.6
Transportation property, plant and equipment	1,774.3	1,840.1
Other property, plant and equipment	71.0	54.7
Total Property, Plant and Equipment	5,674.7	5,333.3
Distribution accumulated depreciation and amortization	(745.2)	(716.6)
Cost-of-service gas and oil accumulated depreciation, depletion and amortization	(689.8)	(617.2)
Transportation accumulated depreciation and amortization	(627.2)	(629.3)
Other accumulated depreciation and amortization	(9.5)	(7.0)
Total accumulated depreciation, depletion and amortization	(2,071.7)	(1,970.1)
Net Property, Plant and Equipment	3,603.0	3,363.2

Investment in unconsolidated affiliate	25.6	26.5

Other Assets
Goodwill	9.8	9.8
Noncurrent regulatory assets	20.5	21.6
Other noncurrent assets	43.5	36.5
Total Other Assets	73.8	67.9
TOTAL ASSETS	$4,054.3	$3,803.3

Questar 2013 Form 10-K	47

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$276.0	$263.0
Accounts payable and accrued expenses	200.1	167.5
Production and other taxes	34.7	28.0
Customer advances	19.8	30.2
Current regulatory liabilities	14.1	5.8
Interest payable	10.2	9.5
Current portion of long-term debt	—	42.0
Current portion of capital lease obligation	0.9	0.7
Total Current Liabilities	555.8	546.7

Long-term debt, less current portion	1,247.1	1,098.9
Capital lease obligation, less current portion	38.4	39.3
Deferred income taxes	707.2	603.4
Asset retirement obligations	67.7	67.2
Defined benefit pension plan	70.7	246.9
Other postretirement benefits	42.5	56.8
Noncurrent regulatory liabilities	61.2	54.4
Customer contributions in aid of construction	29.1	22.9
Other noncurrent liabilities	35.8	31.2
Commitments and contingencies - Note 9

COMMON SHAREHOLDERS' EQUITY
Common stock - without par value; 500.0 million shares authorized; 175.1 million outstanding at Dec. 31, 2013, and 175.0 million outstanding at Dec. 31, 2012	464.5	442.4
Retained earnings	876.1	839.5
Accumulated other comprehensive loss	(141.8)	(246.3)
Total Common Shareholders' Equity	1,198.8	1,035.6
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,054.3	$3,803.3

See notes accompanying the financial statements

Questar 2013 Form 10-K	48

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Stock		Retained Earnings	Accum. Other Comp. Loss
	Shares	Amount			Total
	(in millions)
Balances at December 31, 2010	176.5	$493.0	$647.1	$(104.0)	$1,036.1
Common stock issued	1.6	7.6	—	—	7.6
Common stock repurchased	(0.2)	(4.9)	—	—	(4.9)
Dividends paid ($0.62 per share)	—	—	(110.1)	—	(110.1)
Share-based compensation	—	9.8	—	—	9.8
Tax benefits from share-based compensation	—	9.2	—	—	9.2
2011 net income	—	—	207.9	—	207.9
Net other comprehensive loss	—	—	—	(122.1)	(122.1)
Balances at December 31, 2011	177.9	514.7	744.9	(226.1)	1,033.5
Common stock issued	1.5	7.2	—	—	7.2
Common stock repurchased	(4.4)	(88.5)	—	—	(88.5)
Dividends paid ($0.665 per share)	—	—	(117.4)	—	(117.4)
Share-based compensation	—	9.0	—	—	9.0
2012 net income	—	—	212.0	—	212.0
Net other comprehensive loss	—	—	—	(20.2)	(20.2)
Balances at December 31, 2012	175.0	442.4	839.5	(246.3)	1,035.6
Common stock issued	0.3	2.3	—	—	2.3
Common stock repurchased	(0.2)	(4.2)	—	—	(4.2)
Dividends paid ($0.71 per share)	—	—	(124.6)	—	(124.6)
Share-based compensation	—	10.0	—	—	10.0
Tax benefits from share-based compensation	—	14.0	—	—	14.0
2013 net income	—	—	161.2	—	161.2
Net other comprehensive income	—	—	—	104.5	104.5
Balances at December 31, 2013	175.1	$464.5	$876.1	$(141.8)	$1,198.8

See notes accompanying the financial statements

Questar 2013 Form 10-K	49

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$161.2	$212.0	$207.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	201.8	189.2	169.4
Deferred income taxes	42.4	118.6	96.2
Asset impairment	80.6	—	—
Share-based compensation	10.2	9.9	10.1
Net (gain) loss from asset sales	0.2	(5.1)	(0.2)
(Income) from unconsolidated affiliate	(3.7)	(3.7)	(3.8)
Distributions from unconsolidated affiliate	4.6	4.5	4.4
Other operating	0.9	0.4	0.1
Changes in operating assets and liabilities
Accounts receivable including unbilled gas sales	(41.5)	23.7	7.7
Inventories	(0.2)	2.5	(3.3)
Prepaid expenses and other	3.6	(2.8)	(2.1)
Interest rate hedges - current	—	7.6	(37.3)
Accounts payable and accrued expenses	33.7	(5.1)	11.7
Federal income taxes	6.2	(10.7)	37.1
Current regulatory assets and liabilities	19.2	(24.6)	31.2
Noncurrent regulatory and other assets and liabilities	(17.1)	(48.7)	(40.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	502.1	467.7	489.0

INVESTING ACTIVITIES
Property, plant and equipment	(399.4)	(370.7)	(367.7)
Wexpro acquisition of producing properties	(104.3)	—	—
Cash used in disposition of assets	(4.9)	(3.0)	(3.5)
Proceeds from disposition of assets	0.6	8.4	0.3
NET CASH USED IN INVESTING ACTIVITIES	(508.0)	(365.3)	(370.9)

FINANCING ACTIVITIES
Common stock issued	2.3	7.2	7.6
Common stock repurchased	(4.2)	(87.5)	(4.9)
Long-term debt issued, net of issuance costs	147.3	148.8	174.9
Long-term debt repaid	(42.0)	(91.5)	(182.0)
Capital lease obligation repaid	(0.7)	(0.8)	—
Change in short-term debt	13.0	44.0	(23.0)
Dividends paid	(124.6)	(117.4)	(110.1)
Tax benefits from share-based compensation	14.0	—	9.2
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5.1	(97.2)	(128.3)
Change in cash and cash equivalents	(0.8)	5.2	(10.2)
Beginning cash and cash equivalents	16.8	11.6	21.8

Questar 2013 Form 10-K	50

Ending cash and cash equivalents	$16.0	$16.8	$11.6

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$55.8	$58.5	$54.2
Income taxes	33.6	9.1	(29.2)

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During 2012 Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Questar 2013 Form 10-K	51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2013 and 2012, and the related statements of income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2014

Questar 2013 Form 10-K	52

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$985.2	$859.7	$965.5
From affiliated company	0.6	2.5	3.3
Total Revenues	985.8	862.2	968.8

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	279.7	185.6	318.4
From affiliated companies	370.9	347.7	327.3
Total cost of natural gas sold (excluding operating expenses shown separately)	650.6	533.3	645.7
Operating and maintenance	113.1	119.0	118.5
General and administrative	52.5	51.2	51.0
Retirement incentive	—	2.4	—
Depreciation and amortization	49.7	47.2	44.5
Other taxes	18.0	16.2	15.0
Total Operating Expenses	883.9	769.3	874.7
OPERATING INCOME	101.9	92.9	94.1
Interest and other income	5.1	5.5	5.4
Interest expense	(22.3)	(24.1)	(25.9)
INCOME BEFORE INCOME TAXES	84.7	74.3	73.6
Income taxes	(31.9)	(27.2)	(27.5)
NET INCOME	$52.8	$47.1	$46.1

See notes accompanying the financial statements

Questar 2013 Form 10-K	53

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$8.8	$1.4
Federal income taxes receivable	2.8	—
Accounts receivable, net	86.1	67.0
Unbilled gas accounts receivable	93.4	78.2
Accounts receivable from affiliates	30.4	31.8
Inventories, at lower of average cost or market:
Gas stored underground	39.2	38.3
Materials and supplies	12.1	13.5
Current regulatory assets	30.2	41.0
Prepaid expenses and other	3.0	3.2
Deferred income taxes - current	2.9	1.5
Total Current Assets	308.9	275.9

Property, Plant and Equipment
Distribution	1,839.8	1,690.5
General and other	289.8	281.6
Construction work in progress	73.4	68.8
Total Property, Plant and Equipment	2,203.0	2,040.9
Accumulated depreciation and amortization	(745.2)	(716.6)
Net Property, Plant and Equipment	1,457.8	1,324.3

Other Assets
Noncurrent regulatory assets	16.1	16.4
Goodwill	5.6	5.6
Other noncurrent assets	4.0	3.1
Total Other Assets	25.7	25.1
TOTAL ASSETS	$1,792.4	$1,625.3

Questar 2013 Form 10-K	54

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$17.7	$166.1
Accounts payable and accrued expenses	134.0	100.5
Accounts payable to affiliates	67.8	50.9
Customer advances	19.8	30.2
Current regulatory liabilities	11.1	4.3
Interest payable	5.2	4.5
Current portion of long-term debt	—	42.0
Total Current Liabilities	255.6	398.5

Long-term debt, less current portion	534.5	384.5
Deferred income taxes	340.7	301.6
Noncurrent regulatory liabilities	53.0	46.7
Customer contributions in aid of construction	29.1	22.9
Other noncurrent liabilities	3.2	3.5
Commitments and contingencies - Note 9

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $2.50 per share; authorized 50.0 million shares; 9.2 million issued and outstanding	23.0	23.0
Additional paid-in capital	263.9	172.5
Retained earnings	289.4	272.1
Total Common Shareholder's Equity	576.3	467.6
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,792.4	$1,625.3

See notes accompanying the financial statements

Questar 2013 Form 10-K	55

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	(in millions)
Balances at December 31, 2010	$23.0	$150.3	$242.2	$415.5
Equity contribution from Questar	—	20.0	—	20.0
Dividends paid to Questar	—	—	(30.3)	(30.3)
Share-based compensation	—	1.1	—	1.1
2011 net income	—	—	46.1	46.1
Balances at December 31, 2011	23.0	171.4	258.0	452.4
Dividends paid to Questar	—	—	(33.0)	(33.0)
Share-based compensation	—	1.1	—	1.1
2012 net income	—	—	47.1	47.1
Balances at December 31, 2012	23.0	172.5	272.1	467.6
Equity contribution from Questar	—	90.0	—	90.0
Dividends paid to Questar	—	—	(35.5)	(35.5)
Share-based compensation	—	1.4	—	1.4
2013 net income	—	—	52.8	52.8
Balances at December 31, 2013	$23.0	$263.9	$289.4	$576.3

See notes accompanying the financial statements

Questar 2013 Form 10-K	56

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$52.8	$47.1	$46.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.7	52.1	49.2
Deferred income taxes	37.7	45.9	25.2
Share-based compensation	1.4	1.2	1.1
Changes in operating assets and liabilities
Accounts receivable including unbilled gas sales	(43.7)	(12.7)	5.0
Inventories	0.5	0.7	(1.3)
Prepaid expenses and other	0.2	(0.1)	(0.2)
Accounts payable and accrued expenses	29.5	7.8	(1.8)
Federal income taxes	(2.8)	1.5	6.2
Current regulatory assets and liabilities	17.6	(24.4)	37.6
Noncurrent regulatory and other assets and liabilities	5.4	(6.4)	(20.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	153.3	112.7	146.9

INVESTING ACTIVITIES
Property, plant and equipment	(166.2)	(162.1)	(121.5)
Cash used in disposition of assets	(3.9)	(2.3)	(2.2)
Proceeds from disposition of assets	0.3	0.4	0.2
Affiliated-company property, plant and equipment transfers	10.8	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(159.0)	(164.0)	(123.4)

FINANCING ACTIVITIES
Equity contribution from Questar	—	—	20.0
Long-term debt issued, net of issuance costs	149.0	148.8	—
Long-term debt repaid	(42.0)	(91.5)	(2.0)
Change in notes payable to Questar	(58.4)	23.4	(10.9)
Dividends paid to Questar	(35.5)	(33.0)	(30.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13.1	47.7	(23.2)
Change in cash and cash equivalents	7.4	(3.6)	0.3
Beginning cash and cash equivalents	1.4	5.0	4.7
Ending cash and cash equivalents	$8.8	$1.4	$5.0

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$21.0	$24.7	$25.1
Income taxes	(13.8)	(20.4)	(3.3)

Supplemental Disclosure of Noncash Financing Transaction:
During 2013 Questar Gas received a $90.0 million equity contribution from Questar to settle notes payable to Questar.
See notes accompanying the financial statements

Questar 2013 Form 10-K	57

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2014

Questar 2013 Form 10-K	58

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
REVENUES
From unaffiliated customers	$189.5	$203.1	$197.4
From affiliated companies	76.7	74.4	74.4
Total Revenues	266.2	277.5	271.8

OPERATING EXPENSES
Operating and maintenance	32.5	35.2	35.3
General and administrative	46.7	50.0	46.5
Retirement incentive	—	0.9	—
Depreciation and amortization	55.5	54.3	51.2
Asset impairment	80.6	—	—
Other taxes	9.3	9.1	10.1
Cost of sales (excluding operating expenses shown separately)	6.1	6.7	3.1
Total Operating Expenses	230.7	156.2	146.2
Net gain from asset sales	—	2.7	0.3
OPERATING INCOME	35.5	124.0	125.9
Interest and other income	1.8	0.6	0.9
Income from unconsolidated affiliate	3.7	3.7	3.8
Interest expense	(25.8)	(26.3)	(24.5)
INCOME BEFORE INCOME TAXES	15.2	102.0	106.1
Income taxes	(7.0)	(37.3)	(38.2)
NET INCOME	$8.2	$64.7	$67.9

See notes accompanying the financial statements

Questar 2013 Form 10-K	59

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$8.2	$64.7	$67.9
Other comprehensive income (loss)
Interest rate cash flow hedges	0.5	0.4	(37.2)
Income taxes	(0.2)	(0.2)	13.8
Net other comprehensive income (loss)	0.3	0.2	(23.4)
COMPREHENSIVE INCOME	$8.5	$64.9	$44.5

See notes accompanying the financial statements

Questar 2013 Form 10-K	60

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$2.7	$7.1
Notes receivable from Questar	29.4	38.7
Accounts receivable, net	18.5	19.1
Accounts receivable from affiliates	36.6	27.5
Materials and supplies, at lower of average cost or market	8.1	7.2
Current regulatory assets	5.6	5.7
Prepaid expenses and other	4.4	7.7
Deferred income taxes - current	1.8	1.6
Total Current Assets	107.1	114.6

Property, Plant and Equipment
Transportation	1,331.0	1,394.7
Storage	296.2	288.9
Processing	24.1	25.7
General and intangible	82.1	81.5
Construction work in progress	40.9	49.3
Total Property, Plant and Equipment	1,774.3	1,840.1
Accumulated depreciation and amortization	(627.2)	(629.3)
Net Property, Plant and Equipment	1,147.1	1,210.8

Investment in unconsolidated affiliate	25.6	26.5

Other Assets
Goodwill	4.2	4.2
Noncurrent regulatory and other assets	7.7	9.0
Total Other Assets	11.9	13.2
TOTAL ASSETS	$1,291.7	$1,365.1

Questar 2013 Form 10-K	61

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$20.6	$23.6
Accounts payable to affiliates	9.4	16.9
Federal income taxes payable	2.9	—
Current regulatory liabilities	3.0	1.5
Interest payable	2.1	2.1
Total Current Liabilities	38.0	44.1

Long-term debt	458.9	458.9
Deferred income taxes	228.6	242.5
Noncurrent regulatory and other liabilities	13.9	13.8
Commitments and contingencies - Note 9

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $1 per share; authorized 25.0 million shares; issued and outstanding 6.6 million shares	6.6	6.6
Additional paid-in capital	349.5	347.5
Retained earnings	219.1	274.9
Accumulated other comprehensive loss	(22.9)	(23.2)
Total Common Shareholder's Equity	552.3	605.8
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,291.7	$1,365.1

See notes accompanying the financial statements

Questar 2013 Form 10-K	62

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Loss	Total
	(in millions)
Balances at December 31, 2010	$6.6	$344.0	$236.2	$—	$586.8
Dividends paid to Questar	—	—	(30.9)	—	(30.9)
Share-based compensation	—	1.7	—	—	1.7
2011 net income	—	—	67.9	—	67.9
Net other comprehensive loss	—	—	—	(23.4)	(23.4)
Balances at December 31, 2011	6.6	345.7	273.2	(23.4)	602.1
Dividends paid to Questar	—	—	(63.0)	—	(63.0)
Share-based compensation	—	1.8	—	—	1.8
2012 net income	—	—	64.7	—	64.7
Net other comprehensive income	—	—	—	0.2	0.2
Balances at December 31, 2012	6.6	347.5	274.9	(23.2)	605.8
Dividends paid to Questar	—	—	(64.0)	—	(64.0)
Share-based compensation	—	2.0	—	—	2.0
2013 net income	—	—	8.2	—	8.2
Net other comprehensive income	—	—	—	0.3	0.3
Balances at December 31, 2013	$6.6	$349.5	$219.1	$(22.9)	$552.3

See notes accompanying the financial statements

Questar 2013 Form 10-K	63

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
OPERATING ACTIVITIES
Net income	$8.2	$64.7	$67.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.1	56.8	53.9
Deferred income taxes	(14.3)	41.1	34.5
Asset impairment	80.6	—	—
Share-based compensation	2.0	2.0	1.8
Net (gain) from asset sales	—	(2.7)	(0.3)
(Income) from unconsolidated affiliate	(3.7)	(3.7)	(3.8)
Distributions from unconsolidated affiliate	4.6	4.5	4.4
Other operating	0.5	0.4	0.1
Changes in operating assets and liabilities
Accounts receivable	(8.5)	(2.1)	(0.8)
Materials and supplies	(0.9)	0.2	(0.2)
Prepaid expenses and other	3.3	(3.3)	—
Accounts payable and accrued expenses	0.4	(3.4)	0.8
Interest rate hedge - current liability	—	—	(37.3)
Federal income taxes	2.9	—	1.1
Regulatory assets, liabilities and other	2.1	(0.9)	(5.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	135.3	153.6	117.1

INVESTING ACTIVITIES
Property, plant and equipment	(73.4)	(60.6)	(104.5)
Cash used in disposition of assets	(1.0)	(0.7)	(1.3)
Proceeds from disposition of assets	0.1	4.3	0.1
Affiliated-company property, plant and equipment transfers	(10.7)	—	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(85.0)	(57.0)	(105.8)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	—	—	176.2
Long-term debt repaid	—	—	(180.0)
Change in notes receivable from Questar	9.3	(29.9)	21.5
Dividends paid to Questar	(64.0)	(63.0)	(30.9)
NET CASH USED IN FINANCING ACTIVITIES	(54.7)	(92.9)	(13.2)
Change in cash and cash equivalents	(4.4)	3.7	(1.9)
Beginning cash and cash equivalents	7.1	3.4	5.3
Ending cash and cash equivalents	$2.7	$7.1	$3.4

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$25.2	$25.2	$24.7
Income taxes	11.0	(3.8)	2.9
See notes accompanying the financial statements

Questar 2013 Form 10-K	64

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY

NOTES ACCOMPANYING THE FINANCIAL STATEMENTS

The notes accompanying the financial statements apply to Questar Corporation, Questar Gas Company and Questar Pipeline Company unless otherwise indicated.

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business
Questar Corporation (Questar or the Company) is a Rockies-based integrated natural gas company with three principal complementary and wholly-owned lines of business:

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

Questar is headquartered in Salt Lake City, Utah. Shares of Questar common stock trade on the New York Stock Exchange (NYSE:STR).

B. Principles of Consolidation
The Questar and Questar Pipeline consolidated financial statements contain the accounts of the parent companies and their majority-owned or controlled subsidiaries. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions for Annual Reports on Form 10-K and SEC Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

White River Hub, LLC, a limited liability company and FERC-regulated transporter of natural gas, is the sole unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

D. Use of Estimates
The preparation of financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The Company also incorporates estimates of proved developed and total proved gas and oil reserves in the calculation of depreciation, depletion and amortization rates of its gas and oil properties. Changes in estimated quantities of the Company's reserves could impact its reported financial results as well as disclosures regarding the quantities of proved gas and oil reserves. Actual results could differ from these estimates.

E. Revenue Recognition
Questar Gas
Questar Gas records revenues in the period that gas is delivered, including gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas's tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on non-gas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. The PSCU and PSCW approved a CET to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies an allowed revenue per customer for each month with differences to be deferred and recovered from customers or refunded to customers through periodic rate adjustments. Rate adjustments occur

Questar 2013 Form 10-K	65

every six months under the CET. The adjustments amortize deferred CET amounts over a 12-month period. These adjustments are limited to 5% of non-gas revenues.

Questar Gas allows customers the option of paying an estimated fixed monthly bill throughout the year on a budget-billing program. The estimated payments are adjusted to actual usage annually. Amounts collected from customers under this program in excess of gas deliveries are recorded on the Consolidated Balance Sheets as customer advances. The budget-billing option does not impact revenue recognition. Questar Gas may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

Wexpro
Wexpro recognizes revenues in the period that services are provided or products are delivered. Wexpro recovers its costs and receives an unlevered, after-tax return of approximately 20% on its investment base. In accordance with the Wexpro Agreement, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service including a return on Wexpro's investment. Wexpro sells crude oil and NGL production from certain producing properties at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Questar Gas and Wexpro, with Wexpro retaining 46%. Amounts received by Questar Gas from the sharing of Wexpro's oil and NGL income are used to reduce natural gas costs to utility customers.

Wexpro's investment base consists of its investment in commercial wells and related facilities and is adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Revenue associated with the sale of gas, oil and NGL is accounted for using the sales method, whereby revenue is recognized as gas, oil and NGL are sold to purchasers. Wexpro may collect revenues subject to possible refunds and establish reserves pending final calculation of the after-tax return on investment, which is adjusted annually.

Questar Pipeline
Questar Pipeline and subsidiaries recognize revenues in the period that services are provided or products are delivered. The straight-fixed-variable rate design used by Questar Pipeline, which allows for recovery of substantially all fixed costs in the demand or reservation charge, reduces the earnings impact of volume changes on gas transportation and storage operations. Questar Pipeline may collect revenues subject to possible refunds and establish reserves pending final orders from regulatory agencies.

F. Cost of Sales
Questar Gas obtains the majority of its gas supply from Wexpro's cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement. Questar Gas also obtains transportation and storage services from Questar Pipeline. These intercompany revenues and expenses are eliminated in the Questar Consolidated Statements of Income by reducing revenues and cost of sales. The underlying costs of Wexpro's production and Questar Pipeline's transportation and storage services are disclosed in other categories in the Consolidated Statements of Income, including operating and maintenance expense and depreciation, depletion and amortization expense. During the second and third quarters of the year, a significant portion of the natural gas from Wexpro production is injected into underground storage. This gas is withdrawn from storage as needed during the heating season in the first and fourth quarters. The cost of natural gas sold is credited with the value of natural gas as it is injected into storage and debited as it is withdrawn from storage. The reported balance in consolidated cost of sales may be a negative amount during the second and third quarters because of the entries to record injection of gas into storage and the elimination of intercompany transactions.

Questar 2013 Form 10-K	66

The details of Questar's consolidated cost of sales are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Questar Gas
Gas purchases	$186.6	$104.2	$221.2
Operator service fee	294.6	274.0	253.4
Transportation and storage	80.1	79.6	78.4
Gathering	18.8	20.5	25.0
Royalties	44.3	32.0	38.9
Storage (injection) withdrawal, net	(0.8)	1.9	3.0
Purchased-gas account adjustment	22.0	16.1	20.6
Other	5.0	5.0	5.2
Total Questar Gas cost of natural gas sold	650.6	533.3	645.7
Elimination of Questar Gas cost of natural gas sold - affiliated parties	(370.9)	(347.7)	(327.3)
Total Questar Gas cost of natural gas sold - unaffiliated parties	279.7	185.6	318.4
Questar Pipeline
Total Questar Pipeline cost of sales	6.1	6.7	3.1
Other cost of sales	0.1	—	—
Total cost of sales	$285.9	$192.3	$321.5

G. Regulation
The Company applies the regulatory accounting principles to the rate-regulated businesses. Under these principles, the Company records regulatory assets and liabilities that would not be otherwise recorded under GAAP for non-rate-regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate-making process.

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity-price derivatives in the purchased-gas adjustment account. Questar did not have any commodity-price derivatives at December 31, 2013 or 2012. See Note 11 for a description and comparison of regulatory assets and liabilities as of December 31, 2013 and 2012.

Wexpro manages and produces cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement, a long-standing comprehensive agreement with the states of Utah and Wyoming (see Note 10).

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

H. Cash and Cash Equivalents
Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

I. Notes Receivable from and Notes Payable to Questar
Notes receivable from or payable to Questar appearing in the financial statements and disclosures of Questar Gas and Questar Pipeline represent interest bearing demand notes for cash loaned to or borrowed from Questar until needed in operations. The

Questar 2013 Form 10-K	67

funds are centrally managed by Questar. Amounts loaned to Questar earn an interest rate that is identical to the interest rate paid by the companies for borrowings from Questar.

J. Property, Plant and Equipment
Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred.

Cost-of-service gas and oil operations
The successful efforts method of accounting is used for cost-of-service reserves developed and produced by Wexpro for gas utility affiliate Questar Gas. Cost-of-service reserves are properties for which the operations and return on investment are subject to the Wexpro Agreement (see Note 10). Under the successful efforts method, Wexpro capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. Geological and geophysical studies and other exploratory activities are expensed as incurred. Costs of production and general corporate activities are expensed in the period incurred. A gain or loss is generally recognized on assets as they are retired from service.

Contributions in aid of construction
Customer contributions in aid of construction reduce plant unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main-line segment within five years. Refundable contributions are recorded as liabilities until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce plant. Capital expenditures in the Consolidated Statements of Cash Flows are reported net of non-refundable contributions.

Depreciation, depletion and amortization
Major categories of fixed assets in gas distribution, transportation and storage operations are grouped together and depreciated using a straight-line method. Gains and losses on asset disposals are recorded as adjustments in accumulated depreciation. The Company has not capitalized future abandonment costs on a majority of its long-lived gas distribution and transportation assets due to a lack of a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than excavate and dispose of the assets. Depreciation rates for Questar Gas and Questar Pipeline are established through rate proceedings.

Capitalized costs of development wells and leaseholds are amortized on a field-by-field basis using the unit-of-production method and the estimated proved developed or total proved gas and oil reserves. Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas. The Company capitalizes an estimate of the fair value of future abandonment costs associated with cost-of-service reserves and depreciates these costs using a unit-of-production method.

The following represent average depreciation, depletion and amortization rates of the Company's capitalized costs:

	Year Ended December 31,
	2013	2012	2011
Questar Gas distribution plant	2.7%	2.8%	2.8%
Cost-of-service gas and oil properties, per Mcfe	$1.56	$1.49	$1.49
Questar Pipeline transportation, storage and other energy services	3.4%	3.4%	3.5%

Questar Gas's depreciation rates include a component for the cost of plant removal. Accordingly, Questar Gas recognizes cost of plant removal as depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the balance sheet. At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of plant removal accrual.

K. Impairment of Long-Lived Assets
Proved gas and oil properties are evaluated on a field-by-field basis for potential impairment. Other properties are evaluated on a specific-asset basis or in groups of similar assets, as applicable. Impairment is indicated when a triggering event occurs and the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset's carrying value. Triggering events could include, but are not limited to, an impairment of gas and oil reserves caused by mechanical problems, faster-than-expected decline of reserves, lease-ownership issues, other-than-temporary decline in gas and oil prices, and changes in the utilization of pipeline assets. If impairment is indicated, fair value is estimated using a discounted cash flow approach using market interest rates or, if available, other market data. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices, commodity transportation rates and

Questar 2013 Form 10-K	68

operating costs. Questar Pipeline recorded an $80.6 million pre-tax impairment of the eastern segment of its Southern Trails Pipeline in the third quarter of 2013. See Note 16 for additional details. There were no impairments in 2012 or 2011.

L. Goodwill and Other Intangible Assets
Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination and is not subject to amortization. Goodwill and indefinite-lived intangible assets are tested for impairment at a minimum of once a year or when a triggering event occurs. The Company evaluates whether it is more likely than not that the carrying value of a reporting unit is greater than its fair value using events and circumstances such as economic conditions, industry changes, financial performance, etc. Fair value is measured using actively traded market values of other comparable companies in the same businesses. If the fair value of the reporting unit exceeds its carrying value then goodwill is considered not to be impaired. If the carrying value of the business unit is greater than the fair value, an impairment of goodwill is recognized equal to the excess of carrying amount of goodwill over its fair value.

M. Capitalized Interest and Allowance for Funds Used During Construction
The Company capitalizes interest costs when applicable. The FERC, PSCU and PSCW require the capitalization of an allowance for funds used during construction (AFUDC) for rate-regulated plant and equipment. The Wexpro Agreement requires capitalization of AFUDC on cost-of-service gas and oil development projects. Amounts recorded in the Consolidated Statements of Income for the capitalization of AFUDC and interest costs are disclosed in the table below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
AFUDC (recorded as an increase in interest and other income)
Wexpro	$4.6	$2.1	$3.3
Questar Pipeline	1.7	0.2	1.1
Total AFUDC	$6.3	$2.3	$4.4

Capitalized interest costs (recorded as a reduction of interest expense)
Questar Gas	$0.2	$0.1	$0.1
Questar Pipeline	0.6	0.1	0.5
Total capitalized interest costs	$0.8	$0.2	$0.6

N. Derivative Instruments and Hedging Activities
The Company may elect to designate a derivative instrument as a hedge of exposure to changes in fair value or cash flows. A derivative instrument qualifies as a hedge if all of the following tests are met:

•	The item to be hedged exposes the Company to market risk.

•	The derivative reduces the risk exposure and is designated as a hedge at the inception of the hedging relationship.

•
At the inception of the hedge and throughout the hedge period, there is a high correlation between changes in the fair value of the derivative instrument and the fair value of the underlying hedged item.

If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting gain or loss from the change in fair value of the hedged item. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported currently in earnings. When a derivative instrument is designated as a cash flow hedge of a forecasted transaction that becomes probable of not occurring, the gain or loss on the derivative is immediately reclassified into earnings from AOCI. See Note 6 for further discussion on derivatives and hedging.

O. Credit Risk
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

Questar 2013 Form 10-K	69

Bad debt expense associated with accounts receivable amounted to $0.2 million in 2013, $1.2 million in 2012 and $2.4 million in 2011. The allowance for bad debts was $1.7 million at December 31, 2013 and $3.1 million at December 31, 2012. Questar Gas's retail gas operations account for a majority of the bad debt expense. Questar Gas estimates bad debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

P. Asset Retirement Obligations
Questar records an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset. Questar's AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than requiring the Company to excavate and dispose of the assets. Cost-of-service gas and oil AROs apply primarily to abandonment costs associated with gas and oil wells and certain other properties. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. See Note 4 for further discussion on AROs.

Q. Income Taxes
Questar and its subsidiaries file a consolidated federal income tax return. Questar Gas and Questar Pipeline account for income taxes on a separate return basis and record tax expenses and benefits as they are generated. Questar Gas and Questar Pipeline make payments to Questar or receive payments from Questar for such tax expenses or benefits as they are generated on the consolidated income tax return. Deferred income taxes are recorded for the temporary differences arising between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. The Company records interest earned on income tax refunds in interest and other income and records penalties and interest charged on tax deficiencies in interest expense.

Accounting standards for income taxes specify the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or at the end of the years ended December 31, 2013, 2012 or 2011. The federal income tax return for 2012 is under examination by the Internal Revenue Service (IRS). The 2013 federal income tax return has not been filed.

For tax year 2012, Questar was in the IRS's Compliance Assurance Process (CAP). For the 2013 and 2014 tax years, Questar was accepted into the CAP Maintenance program. The CAP employs real-time resolution to improve federal tax compliance by resolving all or most tax positions prior to filing the related tax return. Successful conclusion of the CAP allows the IRS to achieve an acceptable level of assurance regarding the accuracy of the taxpayer's filed tax return and to eliminate or substantially reduce the need for a traditional examination. The CAP Maintenance program is administered by the IRS and indicates that the Company is a compliant taxpayer.

Current federal tax statutes allow taxpayers a deduction of bonus depreciation related to capital expenditures of 100% in 2011 and 50% in 2012 and 2013. The effects of bonus depreciation and other significant book/tax timing differences resulted in a net operating loss (NOL) carryforward for federal income tax purposes in 2012 of $30.0 million. Questar's estimated taxable income for 2013 is $153.8 million. The NOL carryforward from 2012 of $30.0 million is expected to be utilized on the 2013 federal income tax return. See Note 8 for further discussion on income taxes.

R. Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed restricted stock units (RSUs). Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividends and the distribution of performance shares that are part of the

Questar 2013 Form 10-K	70

Company's Long-term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. See Note 2 for further discussion on EPS.

S. Share-Based Compensation
Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under its LTSIP. The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options and the Monte Carlo simulation method in estimating the fair value of performance shares for accounting purposes. The granting of restricted shares and RSUs results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded vesting periods. See Note 12 for further discussion on share-based compensation.

T. Comprehensive Income
Beginning in 2012, the Company and its subsidiaries adopted accounting guidance issued in June 2011 that resulted in the addition of statements of comprehensive income to the primary financial statements. Beginning in 2013, the Company and its subsidiaries adopted accounting guidance issued in February 2013 that requires additional disclosures about reclassifications out of AOCI.

Comprehensive income, as reported on Questar's Consolidated Statements of Comprehensive Income, is the sum of net income as reported on the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI) as reported on the Questar Consolidated Statements of Common Shareholders' Equity. OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension or other postretirement benefit (OPRB) costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold or otherwise realized.

Comprehensive income, as reported on Questar Pipeline's Consolidated Statements of Comprehensive Income, is the sum of net income as reported on the Questar Pipeline Consolidated Statements of Income and net OCI as reported on the Questar Pipeline Consolidated Statements of Common Shareholder's Equity. OCI includes interest rate cash flow hedges and the related income taxes. Income or loss is recognized as the company records interest expense for hedged interest payments. See Note 3 for additional information related to OCI and AOCI.

U. Business Segments
Line of business information is presented according to senior management's basis for evaluating performance considering differences in the nature of products, services and regulation, among other factors. Certain intersegment sales include intercompany profit.

V. Reclassifications
Certain reclassifications were made to prior year financial statements and notes to conform to the 2013 presentation. Questar and Questar Gas reclassified amounts received from customers for the cost of plant removal from accumulated depreciation to a regulatory liability for prior years. This reclassification did not impact net income or cash flows. The Company does not believe this change is material to prior year financial statements.

All dollar amounts in this Annual Report on Form 10-K are in millions, except per-share information and where otherwise noted.

Note 2 - Earnings Per Share

Earnings Per Share
Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed RSUs. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividends and the distribution of performance shares that are part of the Company's LTSIP, less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends are participating securities for the computation of basic earnings per share. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS.

Questar 2013 Form 10-K	71

A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Weighted-average basic common shares outstanding	175.4	176.5	177.4
Potential number of shares issuable under the Company's LTSIP	0.6	1.0	1.4
Weighted-average diluted common shares outstanding	176.0	177.5	178.8

In the past three years, Questar had the ability to issue shares under the terms of the Dividend Reinvestment and Stock Purchase Plan, Employee Investment Plan (see Note 13) and LTSIP.

Dividend Reinvestment and Stock Purchase Plan
The Dividend Reinvestment and Stock Purchase Plan allows shareholders to reinvest dividends or invest additional funds in Questar common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Company bought shares in the open market to satisfy shareholders' purchases in 2013 and 2012 and no shares were issued. The Company issued 4,400 shares in 2011 and relied on open market purchases to supplement Company-issued shares. At December 31, 2013, there were 20,210,415 shares reserved and authorized for future issuance.

Long-Term Stock Incentive Plan
Questar may issue stock options, restricted shares and RSUs to certain officers, directors and employees under its LTSIP. Stock options for participants have terms ranging from five to ten years with a majority issued with a seven- to ten-year term. Options generally vest in three or four equal, annual installments. Restricted shares and RSUs vest in equal installments over a specified number of years after the grant date with the majority vesting in three years. Unvested restricted shares have voting and dividend rights; however, sale or transfer is restricted. RSUs do not have voting rights until shares are distributed, but they do have dividend equivalent rights. Most RSU dividend equivalents are paid in cash quarterly and vest immediately. Dividend equivalents on certain RSUs with deferred share distributions accrue quarterly and are subject to the same vesting, distribution and voting conditions of the underlying award.

Questar grants performance shares to Company officers under the terms of the LTSIP. The awards are designed to motivate and reward these officers for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each officer is subject to adjustment upward or downward based on the Company's total shareholder return relative to a specified peer group of companies over a three-year performance period. Each three-year performance period commences at the beginning of the year of grant. Distributions of performance shares, if any, take place in the quarter following the conclusion of the performance period so long as such officer was employed by the Company or its affiliates as of the last day of the performance period. For a summary of LTSIP transactions, see Note 12.

Questar 2013 Form 10-K	72

Note 3 - Other Comprehensive Income

Details of the changes in the components of AOCI, net of income taxes, as reported in Questar's Consolidated Balance Sheets, are shown in the table below. The table also discloses details of income taxes related to each component of OCI:

	Pension			OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	Actuarial loss	Prior service cost	Total	Actuarial loss
	Year Ended December 31, 2013
	(in millions)
AOCI at beginning of year	$(202.4)	$(1.1)	$(203.5)	$(19.7)	$(23.2)	$0.1	$(246.3)
OCI before reclassifications	123.4	—	123.4	12.4	—	(0.1)	135.7
Reclassified from AOCI(1)	28.9	1.1	30.0	3.0	0.5	—	33.5
Income taxes
OCI before reclassifications	(47.2)	—	(47.2)	(4.7)	—	0.1	(51.8)
Reclassified from AOCI(2)	(11.1)	(0.4)	(11.5)	(1.2)	(0.2)	—	(12.9)
Total income taxes	(58.3)	(0.4)	(58.7)	(5.9)	(0.2)	0.1	(64.7)
Net other comprehensive income	94.0	0.7	94.7	9.5	0.3	—	104.5
AOCI at end of year	$(108.4)	$(0.4)	$(108.8)	$(10.2)	$(22.9)	$0.1	$(141.8)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.
(2) Interest rate cash flow hedge amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.

Pension and other postretirement benefit AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 13 for additional details.

For years not disclosed in the above table, income taxes allocated to each component of Questar's consolidated OCI are shown below. Expenses are in parentheses.

	Year Ended December 31,
	2012	2011
	(in millions)
Change in unrecognized actuarial loss	$13.6	$62.3
Change in unrecognized prior service cost	(1.0)	(1.1)
Interest rate cash flow hedges	(0.2)	13.8
Change in fair value of long-term investment	(0.1)	—
Income taxes	$12.3	$75.0

Disclosures regarding interest rate cash flow hedges, including income taxes and income statement reclassification effects, apply to Questar Pipeline. There were no significant changes in Questar Pipeline AOCI during 2012.

Questar 2013 Form 10-K	73

Note 4 - Asset Retirement Obligations

Changes in Questar's AROs from the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
AROs at beginning of year	$67.2	$63.8
Accretion	3.3	3.4
Liabilities incurred	6.0	3.1
Revisions in estimated cash flows	(6.9)	(1.7)
Liabilities settled	(1.9)	(1.4)
AROs at end of year	$67.7	$67.2

Questar's consolidated AROs by line of business are summarized in the table below:

	December 31,
	2013	2012
	(in millions)
Questar Gas	$0.6	$0.5
Wexpro	64.9	64.6
Questar Pipeline	2.2	2.1
Total	$67.7	$67.2

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are recorded as other noncurrent assets on the Consolidated Balance Sheets and are used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the PSCW.

Note 5 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. These standards define fair value in applying GAAP, establish a framework for measuring fair value and expand disclosures about fair value measurements. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at December 31, 2013 or 2012. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.

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

Questar 2013 Form 10-K	74

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Annual Report on Form 10-K:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2013		December 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$16.0	$16.0	$16.8	$16.8
Long-term investment	1	17.3	17.3	15.5	15.5
Financial liabilities
Short-term debt	1	276.0	276.0	263.0	263.0
Long-term debt, including current portion	2	1,247.1	1,310.8	1,140.9	1,303.1

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

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Annual Report on Form 10-K:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2013		December 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$8.8	$8.8	$1.4	$1.4
Financial liabilities
Notes payable to Questar	1	17.7	17.7	166.1	166.1
Long-term debt, including current portion	2	534.5	568.0	426.5	503.7

The carrying amounts of cash and cash equivalents and notes payable to Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar 2013 Form 10-K	75

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Annual Report on Form
10-K:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2013		December 31, 2012
		(in millions)
Financial assets
Cash and cash equivalents	1	$2.7	$2.7	$7.1	$7.1
Notes receivable from Questar	1	29.4	29.4	38.7	38.7
Financial liabilities
Long-term debt	2	458.9	486.0	458.9	536.6

The carrying amounts of cash and cash equivalents and notes receivable from Questar approximate fair value. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

The Questar and Questar Pipeline Condensed Consolidated Balance Sheets included a nonrecurring fair value measurement at September 30, 2013 related to the impairment of the eastern segment of Questar Southern Trails Pipeline. The asset's fair value of zero was based on inputs that indicated overall negative future net cash flows. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs. This was a Level 3 fair value measurement because the inputs were unobservable. Based on this analysis, Questar Pipeline determined that the asset was impaired. See Note 16 for additional information. Questar did not have any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2013 or 2012.

Note 6 - Derivative Instruments and Hedging Activities

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

Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt.

Interest rate swaps and forward starting interest rate swaps are settled in cash on periodic payment dates with one party paying the other for the net difference between the fixed and floating interest rate for the payment period as specified in the swap agreement, multiplied by the notional amount. Forward starting interest rate swaps used as cash flow hedges of forecasted fixed-rate debt issuances are terminated and settled in cash when the forecasted debt is issued or as the swaps expire, with one party paying the other for the swap's net fair value at the time of settlement. Questar reports cash flows related to derivative instruments qualifying and designated as hedges in the Consolidated Statements of Cash Flows based upon the nature of the hedged items.

Questar 2013 Form 10-K	76

The table below presents the pre-tax effects of the derivative instruments designated as a fair value hedge (including the hedged item) and cash flow hedges on the Consolidated Statements of Income. The table also shows the pre-tax effects of the derivative instruments designated as cash flow hedges on OCI:

	Financial Statement Location of Gain (Loss)	Year Ended December 31,
Instrument and Activity		2013	2012	2011
		(in millions)
Fair Value Hedge
Questar Corporation
Interest rate derivative instrument
Realized and unrealized gain	Interest expense	$—	$—	$9.8
2.75% Notes due 2016
Unrealized loss	Interest expense	—	—	(9.8)

Cash Flow Hedges
Questar Pipeline
Interest rate derivative instruments
Deferrals of effective portions	OCI	$—	$—	$(37.3)
Losses reclassified from AOCI into earnings for effective portions	Interest expense	(0.5)	(0.4)	(0.1)

There was no ineffectiveness recognized on the fair value hedge in 2013, 2012 or 2011. There was no ineffectiveness recognized on the cash flow hedges in 2013 or 2012. Ineffectiveness recognized on the cash flow hedges was de minimis in 2011. Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of December 31, 2013, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions.

Note 7 - Debt

The Company has a revolving credit facility with various banks to provide back-up credit liquidity support for its commercial paper program. Credit commitments under this revolving credit facility totaled $750.0 million at December 31, 2013, with no amounts borrowed. This revolving credit facility has interest-rate options generally below the prime interest rate and carries commitment fees on the unused balance. In April 2013, Questar amended and restated its revolving credit facility to increase its size from $500.0 million to $750.0 million and extend its maturity from August 31, 2016 to April 19, 2018. On October 29, 2012, the Company amended its revolving credit facility to enable Questar Gas to issue $150.0 million in the private placement market in December 2012. Under both amendments, consolidated funded debt cannot exceed 70% of consolidated capitalization. The Company was in compliance with this covenant at December 31, 2013.

The details of short-term debt are as follows:

	December 31,
	2013	2012
	(in millions)
Commercial paper with various interest rates	$276.0	$263.0
Weighted-average interest rate at end of year	0.27%	0.31%

Questar centrally manages cash. Questar makes loans to Questar Gas and Questar Pipeline under a short-term borrowing arrangement. Amounts loaned earn an interest rate that is identical to the interest rate paid on amounts borrowed. The rate is adjusted monthly based on prevailing short-term market interest rates.

Questar 2013 Form 10-K	77

The following table details the notes payable to Questar from Questar Gas and the associated interest rates. There were no notes payable to Questar from Questar Pipeline at December 31, 2013 or 2012.

	December 31,
	2013	2012
	(in millions)
Questar Gas
Notes payable to Questar	$17.7	$166.1
Interest rate at end of year	0.30%	0.39%

All short- and long-term debt and the revolving credit facility are unsecured obligations and rank equally with all other unsecured liabilities. The terms of the Questar Corporation, Questar Gas and Questar Pipeline long-term debt obligations do not have dividend-payment restrictions.

In December 2013, Questar Gas issued $90.0 million of 30-year Senior Notes at 4.78% and $60.0 million of 35-year Senior Notes at 4.83% in the private placement market. The proceeds of approximately $149.0 million, after deducting estimated issuance costs, were used to repay existing indebtedness and for general corporate purposes.

In December 2012, Questar Gas issued $110.0 million of 15-year Senior Notes at 3.28% and $40.0 million of 12-year Senior Notes at 2.98% in the private placement market. The proceeds of approximately $148.8 million, after deducting estimated issuance costs, were used to refinance $91.5 million of long-term debt that matured in 2012, $40.0 million that matured in January 2013 and $2.0 million that matured in September 2013, and for general corporate purposes. These maturities had a weighted-average interest rate of 6.06%. The details of long-term debt are as follows:

	December 31,
	2013	2012
	(in millions)
Questar Corporation
2.75% Notes due 2016	$250.0	$250.0
Questar Gas
5.00% and 6.89% Medium-term Notes due 2013	—	42.0
5.31% and 6.85% Medium-term Notes due 2017 and 2018	84.5	84.5
6.30% Notes due 2018	50.0	50.0
2.98% Notes due 2024	40.0	40.0
3.28% Notes due 2027	110.0	110.0
7.20% Notes due 2038	100.0	100.0
4.78% Notes due 2043	90.0	—
4.83% Notes due 2048	60.0	—
Total Questar Gas long-term debt	534.5	426.5
Questar Pipeline
6.45% and 6.48% Medium-term Notes due 2015 and 2018	30.1	30.1
5.83% Notes due 2018	250.0	250.0
4.875% Notes due 2041	180.0	180.0
Total Questar Pipeline long-term debt	460.1	460.1
Total long-term debt outstanding	1,244.6	1,136.6
Less current portion	—	(42.0)
Less unamortized debt discount	(2.1)	(2.3)
Plus unamortized debt premium	0.7	0.8
Plus fair value hedge adjustment	3.9	5.8
Total long-term debt, less current portion	$1,247.1	$1,098.9

Questar 2013 Form 10-K	78

The aggregate maturities of Questar Corporation, Questar Gas and Questar Pipeline long-term debt for the next five years are as follows:

	Questar Corporation	Questar Gas	Questar Pipeline	Total
	Years Ending December 31,
	(in millions)
2014	$—	$—	$—	$—
2015	—	—	25.1	25.1
2016	250.0	—	—	250.0
2017	—	14.5	—	14.5
2018	—	120.0	255.0	375.0

Note 8 - Income Taxes

Questar
Details of Questar's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Federal
Current	$66.5	$1.3	$—
Deferred	18.4	112.0	110.8
State
Current	10.7	—	(1.3)
Deferred	5.9	3.6	7.3
Deferred investment tax credits recognized	(0.2)	(0.4)	(0.4)
Total income tax expense	$101.3	$116.5	$116.4

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	4.0	1.0	1.3
Tax benefits from dividends paid to employee stock plan	(1.0)	(0.5)	(0.5)
Other	0.6	—	0.1
Effective income tax rate	38.6%	35.5%	35.9%

The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the Company has limited state operations for Southern Trails Pipeline. The effective combined federal and state income tax rate also increased in 2013 due to adjustments to estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Questar 2013 Form 10-K	79

Significant components of Questar's deferred income taxes were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$797.5	$767.0
Employee benefits	30.2	33.9
Other	4.9	3.2
Deferred tax liabilities - noncurrent	832.6	804.1
Deferred tax assets
Asset retirement obligations	22.7	23.2
Pension and other postretirement benefits	73.7	138.3
Deferred compensation	14.5	8.6
Hedging activities	13.4	13.6
State tax credits	3.4	3.4
Net operating loss carryforward	—	15.8
Valuation allowance	(2.3)	(2.2)
Deferred tax assets, net of allowance - noncurrent	125.4	200.7
Net deferred income tax liability - noncurrent	$707.2	$603.4

Deferred income taxes - current
Deferred tax assets - current	$10.1	$17.6
Deferred tax liabilities - current	0.4	4.6
Net deferred income tax asset - current	$9.7	$13.0

Questar Gas
Details of Questar Gas's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Federal
Current	$6.0	$(18.7)	$—
Deferred	23.5	45.1	26.3
State
Current	0.6	—	(1.6)
Deferred	2.0	1.2	3.2
Deferred investment tax credit recognized	(0.2)	(0.4)	(0.4)
Total income tax expense	$31.9	$27.2	$27.5

Questar 2013 Form 10-K	80

The difference between the statutory federal income tax rate and Questar Gas's effective income tax rate is explained as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	2.1	1.0	1.4
Amortization of investment tax credits related to rate-regulated assets	(0.3)	(0.4)	(0.5)
Other	0.9	1.0	1.5
Effective income tax rate	37.7%	36.6%	37.4%

Significant components of Questar Gas's deferred income taxes were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$322.6	$293.0
Employee benefits	14.0	17.2
Other	4.9	3.4
Deferred tax liabilities - noncurrent	341.5	313.6
Deferred tax assets
Deferred compensation	0.8	0.9
Net operating loss carryforward	—	11.1
Deferred tax assets - noncurrent	0.8	12.0
Net deferred income tax liability - noncurrent	$340.7	$301.6

Deferred income taxes - current
Deferred tax assets - current	$3.3	$6.1
Deferred tax liabilities - current	0.4	4.6
Net deferred income tax asset - current	$2.9	$1.5

Questar Pipeline
Details of Questar Pipeline's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Federal
Current	$20.2	$(5.4)	$—
Deferred	(15.2)	40.4	37.0
State
Current	1.3	1.6	(0.7)
Deferred	0.7	0.7	1.9
Total income tax expense	$7.0	$37.3	$38.2

Questar 2013 Form 10-K	81

The difference between the statutory federal income tax rate and Questar Pipeline's effective income tax rate is explained as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase in rate as a result of:
State income taxes, net of federal income tax benefit	8.5	1.6	1.0
Other	2.6	—	—
Effective income tax rate	46.1%	36.6%	36.0%

The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the company has limited state operations for Southern Trails Pipeline.

Significant components of Questar Pipeline's deferred income taxes were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$237.1	$250.8
Employee benefits	7.4	8.4
Deferred tax liabilities - noncurrent	244.5	259.2
Deferred tax assets
Deferred compensation	1.8	1.5
Hedging activities	13.4	13.6
State tax credits	0.7	0.7
Net operating loss carryforward	—	1.0
Other	—	(0.1)
Deferred tax assets - noncurrent	15.9	16.7
Net deferred income tax liability - noncurrent	$228.6	$242.5

Net deferred income tax asset - current	$1.8	$1.6

Note 9 - Commitments, Contingencies and Leases

On May 1, 2012, Questar Gas Company filed a legal action against QEP Field Services Company, a subsidiary of QEP Resources, Inc. The case, entitled Questar Gas Company v. QEP Field Services Company, was filed in the Third District Court in Salt Lake County, Utah. Questar Gas believes certain charges of QEP Field Services Company for gathering services exceed the amounts contemplated under a Gas Gathering Agreement, effective September 1, 1993, pertaining to certain gas produced by Wexpro Company under the Wexpro Agreement. Questar Gas is alleging breach of contract by QEP Field Services Company and is seeking an accounting, damages and a declaratory judgment relating to the services and charges under the Gas Gathering Agreement. The charges under the Gas Gathering Agreement are included in Questar Gas's rates as part of its purchased-gas costs. QEP Field Services Company filed an answer and counterclaim alleging that Questar Gas breached the Agreement by failing to allow QEP Field Services to gather and process gas from certain wells located in two fields in the state of Wyoming. While Questar Gas intends to vigorously pursue its legal rights, the claims and counterclaims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the case and therefore management cannot determine at this time whether this litigation may have an adverse material effect on its financial position, results of operations or cash flows.

Questar 2013 Form 10-K	82

Questar incurs environmental remediation costs related to both owned and previously-owned facilities, including transmission and production facilities, manufactured gas plant sites and a previously-owned chemical business.

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

A liability is recorded for a loss contingency when its occurrence is probable and its amount can be reasonably estimated. If some amount within a range of possible outcomes appears to be a better estimate than any other amount within the range, that amount is recorded. Otherwise, the minimum amount in the range is recorded. Disclosures are provided for contingencies reasonably likely to occur, which would have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows. Some of the claims involve highly complex issues relating to liability, damages and other matters subject to substantial uncertainties and, therefore, the probability of liability or an estimate of loss cannot be reasonably determined.

Commitments

Questar Gas
Currently, more than half of Questar Gas's natural gas supply is provided by cost-of-service reserves developed and produced by Wexpro. In 2013, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $27.4 million in 2014, $21.0 million in 2015, $21.1 million in 2016, $25.3 million in 2017, and $29.4 million in 2018 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under third-party purchase agreements amounting to $186.5 million in 2013, $104.1 million in 2012 and $221.0 million in 2011.

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak gas demand (typically in the winter). The company has contracted for transportation and underground storage services with Questar Pipeline. Annual payments for these services amount to $74.4 million in 2014, $73.3 million in 2015 and 2016, $46.6 million in 2017, and $13.4 million in 2018. Questar Gas has third-party transportation and gathering commitments requiring yearly payments of $27.2 million in 2014 through 2017 and $24.2 million in 2018.

Leases
The lease on the Company's former headquarters building ended on April 30, 2012. Rental expense on this long-term operating lease amounted to $1.5 million in 2012 and $3.2 million in 2011.

In June 2010, Questar entered into a lease agreement for a new headquarters building. The lease term is 17 years and commenced on May 1, 2012. Rental payments under the lease escalate at a rate of 3% per year during the lease term. The lease agreement does not include bargain renewal periods or material rent holidays and is not subject to contingent rent or other unusual provisions. Questar accounts for this lease as a capital lease. Other property, plant and equipment on the Consolidated Balance Sheets includes $40.8 million under the capital lease as of December 31, 2013 and 2012. Other accumulated depreciation and amortization on the Consolidated Balance Sheets includes $4.3 million and $1.9 million under the capital lease as of December 31, 2013 and 2012, respectively. Amortization of the asset under the capital lease is included with depreciation, depletion and amortization on the Consolidated Statements of Income.

Questar 2013 Form 10-K	83

Future minimum lease payments for the five years following 2013 and the years thereafter are shown in the table below. Also shown is the present value of minimum lease payments at December 31, 2013, which is reflected in the Consolidated Balance Sheets as current and noncurrent capital lease obligations of $0.9 million and $38.4 million, respectively.

Years Ending December 31,
(in millions)
2014	$3.0
2015	3.4
2016	3.5
2017	3.6
2018	3.7
After 2018	44.8
Total minimum lease payments	62.0
Less: amount representing interest	(22.7)
Present value of minimum lease payments at December 31, 2013	$39.3

Note 10 - Wexpro and Wexpro II Agreements

Wexpro's operations are subject to the terms of the Wexpro Agreement. The agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW in 1981 and affirmed by the Supreme Court of Utah in 1983. The Utah Division of Public Utilities and the staff of the PSCW are entitled to review the performance of Questar Gas and Wexpro under the Wexpro Agreement and have retained an independent certified public accountant and an independent petroleum engineer to monitor the performance of the agreement. Major provisions of the agreement are as follows:

a. Wexpro conducts gas-development drilling on a finite group of productive gas properties, as defined in the agreement, and bears any costs of dry holes. Natural gas produced from successful drilling on these properties is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is adjusted annually and is approximately 20.2%.

b. Wexpro operates certain natural gas properties for Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is adjusted annually and is approximately 12.2%.

c. Wexpro conducts developmental-oil drilling on productive oil properties and bears any costs of dry holes. Oil and NGL discovered from these properties is sold at market prices with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is approximately 17.2%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46% and Questar Gas retaining 54%.

d. Crude oil and NGL production from certain oil-producing properties is sold at market prices with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. The after-tax rate of return on investments in these properties is adjusted annually and is approximately 12.2%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

e. Amounts received by Questar Gas from the sharing of Wexpro's oil and NGL income are used to reduce natural gas costs to utility customers.

f. Wexpro's return on investment base is determined based on authorized returns from a group of rate-regulated companies plus an 8% risk premium for natural gas development drilling and a 5% risk premium for oil development drilling. The authorized returns for this group of companies have declined in recent years, resulting in lower returns on investment base for Wexpro.

Questar 2013 Form 10-K	84

Wexpro's net investment base, yearly average rate of return, and oil and NGL income shared with Questar Gas are shown in the table below:

	Year Ended December 31,
	2013	2012	2011
Wexpro net investment base at December 31, (in millions)	$589.7	$531.1	$474.4
Average annual rate of return (after tax)	19.7%	19.9%	20.0%
Oil and NGL income sharing (in millions)	$0.6	$2.5	$3.3

Wexpro II Agreement
Wexpro and Questar Gas have received approval of the PSCU and PSCW (the Commissions) for a Wexpro II Agreement to add properties under the cost-of-service pricing methodology for the benefit of Questar Gas customers. The agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development costs will earn returns consistent with the original Wexpro Agreement.

In September 2013, Wexpro completed a transaction to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin for $104.3 million, after post-closing adjustments (Trail acquisition). In January 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement. As part of this stipulation, Wexpro agreed to a provision to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Questar 2013 Form 10-K	85

Note 11 - Rate Regulation

The following table details regulatory assets and liabilities:

	December 31, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
	(in millions)
Regulatory assets:
Questar Gas
Purchased-gas adjustment	$—	$—	$15.2	$—
DSM	11.2	—	11.0	—
Deferred production taxes	5.7	—	5.0	—
Deferred royalties	5.2	—	6.3	—
Contract withholding	8.1	—	3.5	—
Cost of reacquired debt	—	4.8	—	5.3
Pipeline integrity costs	—	9.3	—	8.7
ARO cost-of-service gas wells	—	2.0	—	2.4
Total Questar Gas regulatory assets	30.2	16.1	41.0	16.4
Questar Pipeline
Gas imbalance	5.3	—	4.4	—
Revenue sharing	0.3	—	1.3	—
Cost of reacquired debt	—	2.6	—	3.0
Income taxes recoverable from customers	—	0.6	—	0.9
Other	—	1.2	—	1.3
Total Questar Pipeline regulatory assets	5.6	4.4	5.7	5.2
Total regulatory assets	$35.8	$20.5	$46.7	$21.6

Regulatory liabilities:
Questar Gas
Purchased-gas adjustment	$7.4	$—	$—	$—
CET	3.3	—	4.2	—
Cost of plant removal	—	52.7	—	46.2
Income taxes refundable to customers	—	0.3	—	0.5
Other	0.4	—	0.1	—
Total Questar Gas regulatory liabilities	11.1	53.0	4.3	46.7
Questar Pipeline
Gas imbalance	3.0	—	1.4	—
Revenue sharing	—	—	0.1	—
Postretirement medical	—	8.2	—	7.7
Total Questar Pipeline regulatory liabilities	3.0	8.2	1.5	7.7
Total regulatory liabilities	$14.1	$61.2	$5.8	$54.4

Questar Gas and Questar Pipeline record regulatory assets and liabilities. They recover the costs of assets but do not generally receive a return on these assets.

Following is a description of Questar Gas's regulatory assets and liabilities:

-	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Questar 2013 Form 10-K	86

-
The DSM program asset represents funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy audits. These costs are deferred and recovered from customers through periodic rate adjustments.

-	Production taxes and royalties on cost-of-service gas production are recorded when the gas is produced and recovered from customers when taxes and royalties are paid, generally within 12 months.
- Questar Gas recorded a regulatory asset for a disputed amount withheld from a supplier of gathering services. The amount withheld will be recovered from customers if it is determined that Questar Gas is required to pay the supplier.

-
Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 9 years as of December 31, 2013.

-
The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order. Questar Gas is allowed to recover $4.4 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

-
A regulatory asset that represents future expenses related to abandonment of Wexpro-operated gas and oil wells. The regulatory asset will be reduced over an 18-year period following an amortization schedule that commenced January 1, 2003, or as cash is paid to plug and abandon wells.

-	The CET liability represents actual revenues received that are in excess of the allowed revenues. These amounts are refunded through periodic rate adjustments.
- Cost of plant removal represents asset retirement costs recovered from customers for other than legal obligations.

-	Income taxes refundable to customers arise from adjustments to deferred taxes, refunded over the life of the related property, plant and equipment.

Following is a description of Questar Pipeline's regulatory assets and liabilities:

-	Regulatory assets and liabilities for gas imbalances, fuel over- or under-recovered and sharing interruptible revenues with customers.

-
Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 7 years as of December 31, 2013.

-	Income taxes recoverable from customers arise from adjustments to deferred taxes, recovered over the life of the related property, plant and equipment.

-	A regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges.

Rate Changes
Questar Gas has an allowed return on equity of 10.35% in Utah. Questar Gas filed a general rate case in Utah in July 2013, requesting a $19 million increase in revenues and a continuation of its 10.35% authorized return on equity. Hearings were held in January 2014 and a decision in the case was received on February 21, 2014, which authorized an allowed return on equity of 9.85% and an annual increase in revenues of $7.6 million effective March 1, 2014. Questar Gas filed a general rate case in Wyoming in December 2011 and received an order in 2012, which increased rates by $0.6 million per year and authorized a return on equity of 9.16%.

Note 12 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under its LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $10.2 million in 2013 compared to $9.9 million in 2012 and $10.1 million in 2011. Deferred share-based compensation, representing the unvested value of restricted share awards and RSU awards, amounted to $4.8 million at December 31, 2013, and $5.1 million at December 31, 2012. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $14.0 million in 2013 and $9.2 million in 2011. There were no cash flows from income tax benefits in excess of recognized compensation expense in 2012. At December 31, 2013, there were 5,568,160 shares available for future grant.

There were no unvested stock options at December 31, 2013, reflecting a decrease of 29,398 since December 31, 2012. No stock options have been granted since 2010 and no stock options were forfeited in 2013.

Questar 2013 Form 10-K	87

Stock option transactions under the terms of the LTSIP are summarized for the year ended December 31, 2013, below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2012	770,923	$4.37	-	$17.35	$11.35
Exercised	(53,083)	4.37	-	13.10	4.75
Balance at December 31, 2013	717,840	$7.84	-	$17.35	$11.84

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at Dec. 31, 2013	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2013	Weighted-average exercise price
$7.84	-	$11.40	404,174	1.9	$10.52	404,174	$10.52
13.10	-	17.35	313,666	2.5	13.54	313,666	13.54
			717,840	2.2	$11.84	717,840	$11.84

As of December 31, 2013, the aggregate intrinsic value of outstanding and exercisable options was $8.0 million.

Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three-year period from the grant date. The weighted-average remaining vesting period of unvested restricted shares at December 31, 2013, was 7 months. Transactions involving restricted shares under the terms of the LTSIP for the year ended December 31, 2013, are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted- Average Price
Balance at December 31, 2012	810,342	$13.10	-	$20.90	$17.74
Granted	658	21.53	-	21.53	21.53
Vested	(417,882)	13.10	-	20.90	17.24
Forfeited	(791)	19.39	-	19.39	19.39
Balance at December 31, 2013	392,327	$13.10	-	$21.53	$18.28

Starting in the first quarter of 2013, Questar granted RSUs to certain officers, employees and non-employee directors under its LTSIP. One share of Questar common stock will be distributed for each RSU at the time of vesting. RSUs are valued at the grant-date market price and amortized to expense over the vesting period. RSU grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested RSUs at December 31, 2013, was 14 months. Transactions involving RSUs under the terms of the LTSIP are summarized below:

	RSUs Outstanding	Price Range			Weighted-Average Price
Granted	330,061	$22.17	-	$25.44	$23.62
Vested	(12,522)	23.62	-	23.62	23.62
Forfeited	(1,271)	23.62	-	23.62	23.62
Balance at December 31, 2013	316,268	$22.17	-	$25.44	$23.62

Grants of RSUs with deferred share distributions (deferred RSUs) typically vest in equal installments over a three-year period from the grant date. At December 31, 2013, Questar's outstanding deferred RSUs totaled 73,646 with a weighted-average price of $15.73 per share. The deferred RSUs were fully vested as of July 1, 2013. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents) at the time of the grantee's separation from service.

Questar 2013 Form 10-K	88

Questar grants performance shares to Company officers under the terms of the LTSIP. The awards are designed to motivate and reward these officers for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each officer is subject to adjustment upward or downward based on the Company's total shareholder return relative to a specified peer group of companies over a three-year performance period. Each three-year performance period commences at the beginning of the year of grant. Distributions of performance shares, if any, take place in the quarter following the conclusion of the performance period so long as such officer was employed by the Company or its affiliates as of the last day of the performance period.

The Company uses the Monte Carlo simulation method in estimating the fair value of performance shares. Fair value estimates rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The estimated fair value of performance shares granted and major assumptions used in the simulation at the date of grant are listed below:

	2013	2012	2011
	Performance Share Input Variables
Fair value of performance shares at grant date	$39.62	$25.42	$18.23
Risk-free interest rate	0.40%	0.35%	1.32%
Expected price volatility	19.0%	22.0%	31.3%
Expected dividend yield	2.88%	3.35%	3.39%
Expected life in years	2.9	2.9	2.9

The grant-date fair value of performance shares is amortized to expense over the vesting period. Half of any award will be distributed in shares of Questar common stock and half in cash. Equity- and liability-based performance share compensation expense amounted to $2.0 million in 2013, $1.8 million in 2012 and $0.6 million in 2011. The weighted-average remaining vesting period of unvested performance shares at December 31, 2013, was 18 months. Transactions involving performance shares under the terms of the LTSIP for the year ended December 31, 2013, are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Balance at December 31, 2012	264,867	$18.23	-	$25.42	$21.94
Granted	126,606	39.62		39.62	39.62
Forfeited	(3,594)	18.23	-	39.62	33.09
Balance at December 31, 2013	387,879	$18.23	-	$39.62	$27.61

The above December 31, 2013 balance includes 130,221 vested target performance shares with a weighted-average grant-date fair value of $18.44. The substantial majority of these shares represent the 2011 grant, whose performance and vesting periods ended on December 31, 2013. Distribution of the 2011 award, adjusted based on Questar's relative total shareholder return, will take place in the first quarter of 2014.

As of December 31, 2013, the total unrecognized compensation cost related to outstanding stock options, restricted shares, RSUs and performance shares was $7.9 million, which the Company expects to recognize over a weighted-average period of 12 months.

Certain officers, employees and non-employee directors of former subsidiary QEP Resources held 298,098 Questar stock options with a weighted-average exercise price of $11.41 per share and a weighted-average remaining life of 2.4 years at December 31, 2013.

Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers and employees of Questar Gas and Questar Pipeline under its LTSIP and recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Questar Gas share-based compensation expense amounted to $1.4 million in 2013 compared with $1.2 million in 2012 and $1.1 million in 2011. Questar Pipeline share-based compensation expense amounted to $2.0 million in 2013 compared with $2.0 million in 2012 and $1.8 million in 2011.

Questar 2013 Form 10-K	89

The following table summarizes the stock options held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2013:

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at Dec. 31, 2013	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2013	Weighted-average exercise price
Questar Gas
$11.40	-	$13.10	17,000	2.6	$12.10	17,000	$12.10
Questar Pipeline
$7.84	-	$13.10	158,933	1.6	$9.36	158,933	$9.36

The following table summarizes the restricted shares held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2013. The weighted-average remaining vesting periods of unvested restricted shares at December 31, 2013, for Questar Gas and Questar Pipeline were 6 months and 7 months, respectively.

	Restricted Shares Outstanding	Price Range			Weighted-Average Price
Questar Gas	58,837	$13.10	-	$19.39	$18.60
Questar Pipeline	70,758	$13.10	-	$19.56	$18.78

The following table summarizes the RSUs held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2013. The weighted-average remaining vesting period of unvested RSUs at December 31, 2013, for Questar Gas and Questar Pipeline was 14 months.

	RSUs Outstanding	Price Range			Weighted-Average Price
Questar Gas	55,631	$22.17	-	$23.62	$23.54
Questar Pipeline	50,230	$23.62	-	$23.62	$23.62

The following table summarizes the target number of performance shares held under the LTSIP by Questar Gas and Questar Pipeline officers at December 31, 2013. The weighted-average remaining vesting period of unvested performance shares at December 31, 2013, for Questar Gas and Questar Pipeline was 18 months.

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Questar Gas	34,326	$18.23	-	$39.62	$27.91
Questar Pipeline	65,283	$18.23	-	$39.62	$26.85

Note 13 - Employee Benefits

Defined Benefit Pension Plans and Other Postretirement Benefits
The Company has a noncontributory defined benefit pension plan covering a majority of its employees and postretirement medical and life insurance plans providing coverage to less than half of its employees. Employees hired or rehired after June 30, 2010 are not eligible for the noncontributory defined benefit pension plan and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire.

Questar funds a trust for Employee Retirement Income Security Act (ERISA)-qualified pension and other postretirement benefit obligations to pay benefits currently due and to build asset balances over a reasonable time period to pay future obligations. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels mandated by ERISA and by the Internal Revenue Code. Subject to these limitations, the Company seeks to fund the qualified pension plan in amounts that are at a minimum equal to the yearly net cost. The Company also has a nonqualified pension plan

Questar 2013 Form 10-K	90

that covers a group of management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the IRS for the qualified plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The Company commingles postretirement medical plan assets with those of the ERISA-qualified pension plan as permitted by section 401(h) of the Internal Revenue Code.

The Company's Employee Benefits Committee (EBC) has oversight over investment of qualified pension and other postretirement benefit plan assets. The EBC uses a third-party consultant to assist in setting targeted policy ranges for the allocation of assets among various investment categories. The EBC allocates qualified pension, postretirement medical and postretirement life plan assets among broad asset categories and reviews the asset allocation at least annually. Asset allocation decisions consider risk and return, future benefit requirements, participant growth and other expected cash flows. The EBC seeks investment returns consistent with reasonable and prudent levels of liquidity and risk.

The EBC uses asset-mix guidelines that include permissible ranges for each asset category, return objectives for each asset group and the desired level of diversification and liquidity. These guidelines change from time to time based on the EBC's ongoing evaluation of each plan's risk tolerance. The EBC estimates an expected overall long-term rate of return on assets by weighting expected returns of each asset class by its targeted asset allocation percentage. Expected return estimates are developed from analysis of past performance and forecasts of long-term return expectations by third-parties. Qualified pension and other postretirement benefit plan assets were invested as follows:

	Actual Allocation		Policy Range
	December 31,		December 31,
	2013	2012	2013			2012
Total domestic equity securities	38%	34%	35%	-	45%	35%	-	45%
Foreign equity securities
Developed market foreign equity securities	20%	20%
Emerging market foreign equity securities	5%	5%
Total foreign securities	25%	25%	25%	-	35%	25%	-	35%
Debt securities
Investment-grade intermediate-term debt	7%	4%
Investment-grade long-term debt	11%	14%
Below-investment-grade debt	9%	10%
Total debt securities	27%	28%	25%	-	35%	25%	-	35%
Inflation protection securities	9%	9%	—%	-	10%	—%	-	10%
Cash and short-term investments	1%	4%	—%	-	3%	—%	-	3%

At December 31, 2013, domestic equity assets were invested in a passive total stock market index fund that invests in a diversified portfolio of stocks representative of the whole U.S. stock market and an S&P 500 index fund. Developed market foreign equity assets were invested in funds that hold a diversified portfolio of common stocks of corporations in developed countries outside the United States. These investments are benchmarked against the Morgan Stanley Capital International Europe Australasia and Far East (MSCI EAFE) index. Emerging market foreign equity assets are invested in funds that hold a diversified portfolio of common stocks of corporations in emerging countries outside the United States and are benchmarked against the MSCI Emerging Markets index.

Investment-grade intermediate-term debt assets are invested in funds holding a diversified portfolio of debt of governments, corporations and mortgage borrowers with average maturities of 5 to 10 years and investment-grade credit ratings. The investments are benchmarked against the Barclays Capital Aggregate Bond index. Investment-grade long-term debt assets are invested in a diversified portfolio of debt of governments, corporations and mortgage borrowers with an average maturity of more than 10 years and investment-grade credit ratings. These assets are benchmarked against the Barclays Capital Government/Credit Bond index. Below-investment-grade debt assets are invested in a fund holding a diversified portfolio of debt securities of corporations with an average maturity up to 10 years and below-investment-grade credit ratings. This investment is benchmarked against the Merrill Lynch High Yield II Total Return Bond index.

To mitigate the impact of inflation, assets are allocated to inflation protection funds. These funds invest in indices that comprise the Dow Jones U.S. Select REIT, Dow Jones-UBS Commodity Total Return, S&P Global LargeMidCap Commodity and

Questar 2013 Form 10-K	91

Resources, and Barclays Capital U.S. Treasury Inflation Protected Securities. Cash and short-term investments are held in a fund that purchases investment-grade short-term debt issued by governments and corporations.

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

Pension plan guidelines prohibit transactions between a fiduciary and parties-in-interest unless specifically provided for in ERISA. No restricted securities, such as letter stock or private placements, may be purchased for any investment fund. Questar securities may be considered for purchase at an investment manager's discretion, but within limitations prescribed by ERISA and other laws. There was no direct investment in Questar shares for the periods disclosed. Use of derivative securities by any investment manager is prohibited except where the EBC has given specific approval or where commingled funds are utilized that have previously adopted permitting guidelines.

Fair value accounting standards define fair value in applying GAAP as well as establish a framework for measuring fair value and for making disclosures about fair value measurements. The standards establish a fair value hierarchy with Levels 1, 2 and 3 ranging from the most observable to the least observable valuation inputs. Level 1 inputs are unadjusted quoted prices in active markets that the Company has the ability to access for identical assets or liabilities at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The following is a description of the valuation methodologies used at December 31, 2013 and 2012, to value pension and other postretirement benefit plan assets. The Company's pension and other postretirement benefit plan assets did not include any investments measured using Level 3 inputs at December 31, 2013 or 2012.

Corporate bonds and U.S. government securities: Corporate bonds and United States government corporation and agency securities are valued at the closing price reported on the markets on which the individual securities are traded, which in general are less active than the markets for common stocks and registered investment companies.

Registered investment companies: Registered investment companies, also known as mutual funds, are valued at the closing price reported on the active market on which the individual funds are traded.

Commingled funds and 103-12 investment entity: These investments are investment vehicles generally restricted to institutional investors and are valued using the net asset value (NAV) of the fund. The NAV is based on the value of the underlying assets owned by the fund excluding transaction costs, and minus liabilities. The underlying assets are valued at the closing prices reported on the markets on which they are traded. No assets that were valued using a NAV methodology were subject to significant redemption restrictions or unfunded commitments on their valuation dates.

Questar 2013 Form 10-K	92

The following tables set forth, by level within the fair value hierarchy, qualified pension and other postretirement benefit plan assets at fair value as of December 31, 2013 and 2012:

	Investments at Fair Value
	December 31, 2013
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$1.7	$1.7
U.S. government securities	—	1.6	1.6
Registered investment companies:
Fixed income funds	110.7	—	110.7
Inflation protection fund	29.4	—	29.4
Domestic equity fund	2.0	—	2.0
Commingled funds:
Cash equivalent funds	—	3.5	3.5
Domestic equity index fund	—	256.2	256.2
Foreign equity growth fund	—	42.9	42.9
Foreign equity index funds	—	76.0	76.0
Corporate debt funds	—	72.1	72.1
Inflation protection fund	—	28.8	28.8
Foreign equity growth 103-12 investment entity	—	47.1	47.1
Total	$142.1	$529.9	$672.0

	Investments at Fair Value
	December 31, 2012
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$1.9	$1.9
U.S. government securities	—	2.0	2.0
Registered investment companies:
Fixed income funds	79.2	—	79.2
Inflation protection fund	25.5	—	25.5
Domestic equity fund	1.9	—	1.9
Commingled funds:
Cash equivalent funds	—	20.8	20.8
Domestic equity index fund	—	185.9	185.9
Foreign equity growth fund	—	37.3	37.3
Foreign equity index funds	—	60.1	60.1
Corporate debt funds	—	72.8	72.8
Inflation protection fund	—	24.5	24.5
Foreign equity growth 103-12 investment entity	—	36.5	36.5
Total	$106.6	$441.8	$548.4

Pension plan benefits are based on the employee's age at retirement, years of service and highest earnings during 72 consecutive semimonthly pay periods in the last 10 years of employment. Postretirement health-care and life insurance benefits are provided only to employees hired before January 1, 1997. The Company pays a portion of the costs of health-care benefits determined by an employee's years of service and generally limited to 170% of the 1992 contribution for employees who

Questar 2013 Form 10-K	93

retired after January 1, 1993. The Company amortized its transition obligation over a 20-year period that began in 1992 and ended in 2012.

The qualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2013	2012
Discount rate	4.90%	4.20%
Rate of increase in compensation	5.50	5.50
Long-term return on assets	7.25	7.25

The nonqualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2013	2012
Discount rate	3.30%	2.40%
Rate of increase in compensation	5.50	5.50

The postretirement accumulated benefit obligation was measured using the following assumptions at December 31:

	2013			2012
Discount rate	4.70%			4.00%
Long-term return on assets	7.25			7.25
Health-care inflation rate	8.00			8.50
	decreasing to			decreasing to
	4.50%	by	2021	4.50%	by	2021

Questar does not expect any plan assets to be returned during 2014. The qualified and nonqualified pension plan accumulated benefit obligation totaled $597.8 million at December 31, 2013. Plan obligations and fair value of all plan assets are shown in the following table:

	Pension		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$760.3	$646.9	$94.4	$88.7
Service cost	13.9	13.2	0.7	0.7
Interest cost	30.6	31.1	3.7	3.8
Change in plan assumptions	(73.6)	69.0	(8.6)	7.3
Actuarial (gain) loss	(7.7)	18.2	(0.5)	(1.0)
Benefits paid	(20.8)	(18.1)	(3.4)	(5.1)
Benefit obligation at end of year	702.7	760.3	86.3	94.4

Change in plan assets
Fair value of plan assets at beginning of year	510.8	390.0	37.6	34.0
Actual gain on plan assets	80.2	59.3	5.8	4.6
Company contributions to the plan	58.0	79.6	3.8	4.1
Benefits paid	(20.8)	(18.1)	(3.4)	(5.1)
Fair value of plan assets at end of year	628.2	510.8	43.8	37.6
Underfunded status (current and long-term)	$(74.5)	$(249.5)	$(42.5)	$(56.8)

Questar 2013 Form 10-K	94

The projected 2014 qualified pension plan funding is $18.0 million. Estimated benefit plan payments for the five years following 2013 and the subsequent five years aggregated are as follows:

	Pension	Other Postretirement Benefits
	Years Ending December 31,
	(in millions)
2014	$26.7	$4.6
2015	35.9	4.8
2016	27.9	4.9
2017	28.7	5.1
2018	31.1	5.2
2019 through 2023	195.7	27.4

The components of the net pension and other postretirement benefit costs are as follows. The net pension cost includes both the qualified and nonqualified pension plans.

	Pension			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$13.9	$13.2	$9.3	$0.7	$0.7	$0.5
Interest cost	30.6	31.1	28.5	3.7	3.8	4.2
Expected return on plan assets	(38.1)	(31.8)	(26.0)	(2.6)	(2.3)	(2.6)
Prior service and other costs	1.1	1.1	1.1	—	1.6	1.9
Recognized net actuarial loss	28.9	24.9	12.1	3.0	2.5	0.3
Curtailment charges	—	—	0.8	—	—	—
Accretion of regulatory liability	—	—	—	0.5	0.3	0.5
Net periodic cost	$36.4	$38.5	$25.8	$5.3	$6.6	$4.8

Assumptions at January 1, used to calculate the qualified net pension cost for the years, were as follows:

	2013	2012	2011
Discount rate	4.20%	4.80%	5.75%
Rate of increase in compensation	5.50	5.50	4.00
Long-term return on assets	7.25	7.25	7.25

Assumptions at January 1, used to calculate the nonqualified net pension cost for the years, were as follows:

	2013	2012	2011
Discount rate	2.40%	3.30%	5.75%
Rate of increase in compensation	5.50	5.50	4.00

Questar 2013 Form 10-K	95

Assumptions at January 1, used to calculate the net postretirement benefit cost for the years, were as follows:

	2013			2012			2011
Discount rate	4.00%			4.40%			5.75%
Long-term return on assets	7.25			7.25			7.25
Health-care inflation rate	8.50			7.00			8.00
	decreasing to			decreasing to			decreasing to
	4.50%	by	2021	5.00%	by	2014	5.00%	by	2014

The 2014 estimated qualified and nonqualified net pension cost is $19.1 million. In 2014, $15.7 million of estimated net actuarial loss and $0.6 million of prior service cost for the pension plans will be amortized from AOCI. The 2014 estimated net postretirement benefit cost is $2.8 million, excluding amortization of a regulatory liability. In 2014, $1.2 million of estimated net actuarial loss for the postretirement benefit plans will be amortized from AOCI.

Service costs and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would cause a minimal increase in the yearly service and interest costs and would increase the postretirement accumulated benefit obligation by $0.8 million. A 1% decrease in the health-care inflation rate would cause a minimal decrease in the yearly service and interest costs and would decrease the postretirement accumulated benefit obligation by $0.7 million.

Questar Gas and Questar Pipeline participate in Questar's qualified and nonqualified pension plans as well as its postretirement medical and life plans. Questar Gas's and Questar Pipeline's pension plan and postretirement medical and life insurance assets and benefit obligations cannot be separately determined because plan assets are not segregated or restricted to meet the companies' pension and postretirement medical and life obligations. If the companies were to withdraw from the plans, the pension and other postretirement obligations for Questar Gas and Questar Pipeline employees would be retained by the Questar plans. Pension and other postretirement benefit net cost and plan contribution information for Questar Gas and Questar Pipeline are shown below:

	Pension			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Questar Gas
Net periodic cost	$18.1	$19.7	$13.4	$2.4	$3.3	$2.3
Share of total plan contributions	29.6	39.4	27.1	2.0	1.9	2.2

Questar Pipeline
Net periodic cost	$6.7	$7.4	$5.0	$0.2	$1.2	$1.0
Share of total plan contributions	11.2	15.1	8.7	0.7	0.6	0.2

Employee Investment Plan
The Employee Investment Plan (EIP) is a defined contribution pension plan that allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the fair market value on the transaction date. The Company currently contributes an overall match of 100% of employees' purchases up to a maximum of 6% of their qualifying earnings. To satisfy employee purchases of Questar stock, the EIP trustee may purchase Questar shares on the open market with cash received or Questar may issue new shares. The Company recognizes expense equal to its yearly matching contributions. Questar's expense amounted to $7.2 million in 2013, $7.3 million in 2012, and $7.0 million in 2011.

Questar Gas's EIP expense equaled its matching contribution of $3.4 million in 2013, $3.6 million in 2012 and $3.4 million in 2011. Questar Pipeline's EIP expense equaled its matching contribution of $1.4 million in 2013, 2012 and 2011.

Note 14 - Operations by Line of Business

Questar's three principal complementary lines of business include Questar Gas, which provides retail natural gas distribution in Utah, Wyoming and Idaho; Wexpro, which develops and produces natural gas for Questar Gas customers; and Questar Pipeline, which operates interstate natural gas pipelines and storage facilities and provides other energy services. Line-of-business

Questar 2013 Form 10-K	96

information is presented according to senior management's basis for evaluating performance and considering differences in the nature of products, services and regulation, among other factors. The following is a summary of operations by line of business for the three years ended December 31, 2013:

	Questar Consol.	Interco. Trans.	Questar Gas	Wexpro	Questar Pipeline	Corp and Other
	(in millions)
2013
Revenues
From unaffiliated customers	$1,220.0	$—	$985.2	$45.1	$189.5	$0.2
From affiliated companies	—	(372.1)	0.6	294.8	76.7	—
Total Revenues	1,220.0	(372.1)	985.8	339.9	266.2	0.2
Operating Expenses
Cost of sales	285.9	(370.9)	650.6	—	6.1	0.1
Operating and maintenance	174.3	—	113.1	28.6	32.5	0.1
General and administrative	121.0	(0.6)	52.5	28.7	46.7	(6.3)
Production and other taxes	57.4	—	18.0	28.3	9.3	1.8
Depreciation, depletion and amortization	194.8	—	49.7	85.8	55.5	3.8
Asset impairment	80.6	—	—	—	80.6	—
Other operating expenses	—	(0.6)	—	0.6	—	—
Total Operating Expenses	914.0	(372.1)	883.9	172.0	230.7	(0.5)
Net loss from asset sales	(0.2)	—	—	(0.2)	—	—
Operating Income	305.8	—	101.9	167.7	35.5	0.7
Interest and other income (expense)	9.9	(0.7)	5.1	5.0	1.8	(1.3)
Income from unconsolidated affiliate	3.7	—	—	—	3.7	—
Interest expense	(56.9)	0.7	(22.3)	(0.1)	(25.8)	(9.4)
Income taxes	(101.3)	—	(31.9)	(62.0)	(7.0)	(0.4)
Net Income (Loss)	$161.2	$—	$52.8	$110.6	$8.2	$(10.4)
Identifiable assets	$4,054.3	$—	$1,762.0	$993.8	$1,222.8	$75.7
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	25.6	—	—	—	25.6	—
Cash capital expenditures including acquisitions	503.7	—	166.2	249.5	73.4	14.6
Accrued capital expenditures including acquisitions	505.6	—	177.3	240.7	70.0	17.6

2012
Revenues
From unaffiliated customers	$1,098.9	$—	$859.7	$36.1	$203.1	$—
From affiliated companies	—	(351.0)	2.5	274.1	74.4	—
Total Revenues	1,098.9	(351.0)	862.2	310.2	277.5	—
Operating Expenses
Cost of sales	192.3	(347.7)	533.3	—	6.7	—
Operating and maintenance	180.8	(0.2)	119.0	26.8	35.2	—
General and administrative	120.8	(0.6)	51.2	26.8	50.0	(6.6)
Retirement incentive	4.9	—	2.4	0.2	0.9	1.4
Production and other taxes	47.9	—	16.2	20.8	9.1	1.8
Depreciation, depletion and amortization	181.6	—	47.2	77.4	54.3	2.7
Other operating expenses	—	(2.5)	—	2.5	—	—

Questar 2013 Form 10-K	97

Total Operating Expenses	728.3	(351.0)	769.3	154.5	156.2	(0.7)
Net gain from asset sales	5.1	—	—	2.4	2.7	—
Operating Income	375.7	—	92.9	158.1	124.0	0.7
Interest and other income (expense)	7.0	(0.7)	5.5	2.8	0.6	(1.2)
Income from unconsolidated affiliate	3.7	—	—	—	3.7	—
Interest expense	(57.9)	0.7	(24.1)	—	(26.3)	(8.2)
Income taxes	(116.5)	—	(27.2)	(57.0)	(37.3)	5.0
Net Income (Loss)	$212.0	$—	$47.1	$103.9	$64.7	$(3.7)
Identifiable assets	$3,803.3	$—	$1,593.5	$836.1	$1,298.9	$74.8
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	26.5	—	—	—	26.5	—
Cash capital expenditures	370.7	—	162.1	144.5	60.6	3.5
Accrued capital expenditures	366.3	—	161.2	145.5	58.6	1.0

2011
Revenues
From unaffiliated customers	$1,194.4	$—	$965.5	$31.5	$197.4	$—
From affiliated companies	—	(331.3)	3.3	253.6	74.4	—
Total Revenues	1,194.4	(331.3)	968.8	285.1	271.8	—
Operating Expenses
Cost of sales	321.5	(327.3)	645.7	—	3.1	—
Operating and maintenance	175.9	(0.2)	118.5	22.3	35.3	—
General and administrative	117.9	(0.5)	51.0	24.2	46.5	(3.3)
Production and other taxes	52.5	—	15.0	25.6	10.1	1.8
Depreciation, depletion and amortization	159.9	—	44.5	63.9	51.2	0.3
Other operating expenses	—	(3.3)	—	3.3	—	—
Total Operating Expenses	827.7	(331.3)	874.7	139.3	146.2	(1.2)
Net gain (loss) from asset sales	0.2	—	—	(0.1)	0.3	—
Operating Income	366.9	—	94.1	145.7	125.9	1.2
Interest and other income	10.4	(0.6)	5.4	4.2	0.9	0.5
Income from unconsolidated affiliate	3.8	—	—	—	3.8	—
Interest expense	(56.8)	0.6	(25.9)	—	(24.5)	(7.0)
Income taxes	(116.4)	—	(27.5)	(54.7)	(38.2)	4.0
Net Income (Loss)	$207.9	$—	$46.1	$95.2	$67.9	$(1.3)
Identifiable assets	$3,572.2	$—	$1,483.8	$768.2	$1,286.6	$33.6
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	27.3	—	—	—	27.3	—
Cash capital expenditures	367.7	—	121.5	136.2	104.5	5.5
Accrued capital expenditures	373.9	—	127.7	144.3	93.8	8.1

Note 15 - Related-Party Transactions

Questar Gas
In 2013 Questar Gas provided technical services to affiliates. In 2012 and 2011 Questar Gas also provided communication services to affiliates. Questar Gas provided these services at its cost and charged $6.7 million in 2013, $13.6 million in 2012 and $14.0 million in 2011. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar 2013 Form 10-K	98

Questar Gas has reserved transportation capacity on Questar Pipeline's system for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline's interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $73.0 million in 2013, $73.6 million in 2012 and $73.7 million in 2011, which included demand charges. The costs of these services were included in the cost of natural gas sold.

Under the terms of the Wexpro Agreement, Questar Gas receives a portion of Wexpro's income from oil and NGL operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $0.6 million in 2013, $2.5 million in 2012 and $3.3 million in 2011. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $294.6 million in 2013, $274.0 million in 2012 and $253.4 million in 2011. Questar Gas reports these amounts in the cost of natural gas sold.

Questar Gas had a lease with an affiliate for space in an office building located in Salt Lake City, Utah, which expired on April 30, 2012. Rent expense was $0.4 million in 2012 and $1.1 million in 2011.

Questar charged Questar Gas for certain administrative functions amounting to $48.4 million in 2013, $49.3 million in 2012 and $47.4 million in 2011. These costs are included in operating expenses and are generally allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Pipeline charged Questar Gas for communication services amounting to $3.7 million in 2013. These costs are included in operating expenses and are allocated based on usage.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.5 million in 2013, $0.6 million in 2012 and $0.3 million in 2011.

Questar Pipeline
Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Total revenues received from Questar Gas were $76.3 million in 2013, $74.0 million in 2012 and $74.1 million in 2011.

Beginning in 2013, Questar Pipeline provided communication services to affiliates. Questar Pipeline provided these services at its cost and charged $4.9 million in 2013. The majority of these costs are allocated based on usage.

In 2013 Questar Gas provided technical services to Questar Pipeline. In 2012 and 2011, Questar Gas also provided communication services to Questar Pipeline. Questar Gas provided these services at its cost of $3.5 million in 2013, $8.8 million in 2012 and $9.6 million in 2011. The majority of these costs are allocated and included in operating expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar charged Questar Pipeline for certain administrative functions amounting to $28.2 million in 2013, $24.5 million in 2012 and $22.6 million in 2011. These costs are included in operating expenses and are generally allocated based on each affiliate's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Pipeline had a lease with an affiliate for space in an office building located in Salt Lake City, Utah, which expired on April 30, 2012. Rent expense was $0.3 million in 2012 and $0.9 million in 2011.

Questar Pipeline loaned excess funds to Questar and earned interest income of $0.2 million in 2013 and $0.1 million in 2012 and 2011. Questar Pipeline borrowed cash from Questar and incurred interest expense of $0.1 million in 2011.

Note 16 - Strategic Review of Questar Southern Trails Pipeline and Impairment of Eastern Segment

In the fourth quarter of 2012, Questar Pipeline initiated a strategic review of the noncore Questar Southern Trails Pipeline. All strategic options were analyzed, including joint ventures, asset sales and other alternatives. The eastern segment of Southern Trails Pipeline is in natural gas service and extends 487 miles from the San Juan Basin in New Mexico to connections with other pipelines in the eastern portion of Southern California. The western segment of Southern Trails Pipeline extends 96 miles from Whitewater to Long Beach, California. This segment has not been placed in service.

Questar 2013 Form 10-K	99

As a result of that review, Questar Pipeline entered into an agreement with an affiliate of Spectra Energy Corp to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude into the pipeline for transportation to refineries in Southern California. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $22 million. This project is in the marketing and engineering phase and a decision whether or not to proceed with the development is expected in 2014. Questar Pipeline evaluated this asset for impairment in 2013 and does not believe that it is impaired.

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses over the forecast period. Because of changes in expected cash flows in the third quarter of 2013 and the lack of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs.

Note 17 - Wexpro Acquisition of Producing Properties

On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin. This is a “bolt-on” acquisition to the company’s current Trail assets, which are governed by the 1981 Wexpro Agreement. In January 2014, the PSCU and PSCW approved the inclusion of these properties in the Wexpro II Agreement.

Because it contains producing properties, the Trail acquisition is accounted for under the accounting guidance for business combinations. Summary information related to the Trail acquisition is shown in the table below. Amounts reflect routine post-closing adjustments to the purchase price recorded in the fourth quarter of 2013.

(in millions)
Fair value of consideration transferred:
Net cash paid, after post-closing adjustments	$104.3

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Proved properties	$106.4
Asset retirement obligations	(2.1)
Total fair value of identifiable net assets acquired	$104.3

Revenues of $6.0 million and net income of $1.3 million attributable to the Trail acquisition are included in Questar's Consolidated Statements of Income for the period between the September 4, 2013 closing date and December 31, 2013. Trail acquisition-related transaction costs of $0.3 million for 2013 are included in general and administrative expense on Questar's Consolidated Statement of Income. Supplemental pro forma income information related to the Trail acquisition is not presented because it is immaterial to Questar's consolidated revenues, expenses and income in all periods presented.

Questar 2013 Form 10-K	100

Note 18 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per-share amounts)
2013
Revenues	$476.9	$195.6	$149.6	$397.9	$1,220.0
Operating income (loss)	131.4	71.2	(19.4)	122.6	305.8
Net income (loss)	72.9	39.4	(19.2)	68.1	161.2
Asset impairment charge, before income taxes	—	—	80.6	—	80.6
Basic earnings (loss) per common share	$0.42	$0.22	$(0.11)	$0.39	$0.92
Diluted earnings (loss) per common share	0.41	0.22	(0.11)	0.39	0.92

2012
Revenues	$425.7	$188.4	$141.8	$343.0	$1,098.9
Operating income	130.9	72.6	63.6	108.6	375.7
Net income	75.2	39.2	33.8	63.8	212.0
Basic earnings per common share	$0.42	$0.22	$0.20	$0.36	$1.20
Diluted earnings per common share	0.42	0.22	0.19	0.36	1.19

Note 19 - Supplemental Gas and Oil Information (Unaudited)

The Company is making the following supplemental disclosures of gas and oil producing activities, in accordance with accounting standards for extractive activities - oil and gas and SEC Regulation S-X.

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

In September 2013, Wexpro completed the Trail acquisition. In January 2014, the PSCU and PSCW approved the inclusion of the Trail acquisition properties in the Wexpro II Agreement. The 2013 supplemental gas and oil information for cost-of-service activities includes this acquisition because the properties are regulated by the Wexpro II Agreement.

Capitalized Costs of Cost-of-Service Activities
Capitalized costs of cost-of-service gas and oil properties net of the related accumulated depreciation, depletion and amortization are shown below:

	December 31,
	2013	2012
	(in millions)
Wexpro	$936.6	$780.4
Questar Gas	7.2	7.8
Total capitalized costs of cost-of-service activities	$943.8	$788.2

Questar 2013 Form 10-K	101

Costs Incurred for Cost-of-Service Activities
The costs incurred for cost-of-service gas and oil development activities are displayed in the table below. The costs incurred to develop proved undeveloped reserves were $106.3 million in 2013, $50.4 million in 2012 and $69.7 million in 2011.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Property acquisition
Unproved	$0.3	$0.6	$—
Proved	106.4	—	—
Development	133.1	146.9	149.1
Total costs incurred for cost-of-service activities	$239.8	$147.5	$149.1

Results of Operations for Cost-of-Service Activities
Following are the results of operations for cost-of-service gas- and oil-producing activities, before corporate overhead and interest expenses:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues
From unaffiliated customers	$45.1	$36.1	$31.5
From affiliated company(1)	294.8	274.1	253.6
Total revenues	339.9	310.2	285.1
Production costs	57.5	50.1	51.2
Depreciation, depletion and amortization	85.8	77.4	63.9
Total expenses	143.3	127.5	115.1
Revenues less expenses	196.6	182.7	170.0
Income taxes	(70.5)	(64.8)	(62.0)
Results of operations for cost-of-service gas- and oil-producing activities excluding corporate overhead and interest expenses	$126.1	$117.9	$108.0

(1) Primarily represents revenues received from Questar Gas pursuant to the Wexpro Agreement. Revenues include reimbursement of general and administrative expenses amounting to $27.5 million in 2013, $26.5 million in 2012 and $23.5 million in 2011.

Estimated Quantities of Cost-of-Service Proved Gas and Oil Reserves
Estimates of cost-of-service proved gas and oil reserves have been prepared in accordance with professional engineering standards and the Company's established internal controls. The estimates were prepared by Wexpro's reservoir engineers, individuals who possess professional qualifications and demonstrated competency in reserves estimation and evaluation. Because gas reserves managed, developed and produced by Wexpro are delivered to Questar Gas at cost of service, SEC guidelines with respect to standard economic assumptions are not applicable. The SEC acknowledges this potential circumstance and provides that companies may give appropriate recognition to differences arising because of the effect of the rate-making process. Accordingly, in cases where differences arise because of the effect of the rate-making process, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well.

The Company annually reviews all proved undeveloped reserves to ensure an appropriate plan for development exists. All proved undeveloped reserves are converted to proved developed reserves within five years of the proved undeveloped reserve booking. At December, 2013, all of the Company's proved undeveloped reserves were scheduled to be developed within five years from the date such locations were initially disclosed as proved undeveloped reserves. Wexpro converted 42% of prior year-end proved undeveloped reserves to developed status in 2013, 15% in 2012 and 19% in 2011.

Questar 2013 Form 10-K	102

Revisions of prior estimates reflect the addition of new proved undeveloped reserves associated with current five-year development plans, revisions to prior proved undeveloped reserves, revisions to infill drilling development plans, as well as the transfer of proved undeveloped reserves to unproved reserve categories due to changes in development plans. The negative revisions reflected in the 2013 cost-of-service reserve estimates are due in part to an increase in well spacing in the Pinedale field based on 2013 drilling results.

In establishing reserves, the SEC allows the use of techniques that have been field tested and demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In general, the Company uses numerous data elements and analysis techniques in the estimation of proved reserves. These data elements and techniques include, but are not limited to, production tests, well performance data, decline curve analysis, wireline logs, core data, pressure transient analysis, seismic data and interpretation, and material balance calculations. The Company utilizes these reliable technologies to book proved reserves, however, no reserves were recorded from increasing recovery factor estimates or from extending down-dip reservoir limits associated with the use of reliable technology.

Wexpro's estimates of proved reserves were made by the Company's engineers and are the responsibility of management. The Company requires that reserve estimates be made by qualified reserves estimators (QREs), as defined by the Society of Petroleum Engineers' standards. The QREs interact with engineering, land, and geoscience personnel to obtain the necessary data for projecting future production, costs, net revenues and ultimate recoverable reserves. Management approves the QREs' reserve estimates annually. All QREs receive ongoing education on the fundamentals of SEC reserves reporting through internal and external training over the policies for estimating and recording reserves in compliance with applicable SEC definitions and guidance.

Questar 2013 Form 10-K	103

Estimated quantities of cost-of-service proved gas and oil reserves are set forth below:

	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)
Proved Reserves
Balances at December 31, 2010	738.4	4,856	767.5
Revisions - previous estimates	(153.9)	(259)	(155.5)
Extensions and discoveries	224.7	1,214	232.0
Production	(50.5)	(467)	(53.3)
Balances at December 31, 2011	758.7	5,344	790.7
Revisions - previous estimates	(158.4)	(122)	(159.0)
Extensions and discoveries	154.4	1,612	164.0
Production	(57.5)	(665)	(61.5)
Balances at December 31, 2012	697.2	6,169	734.2
Revisions - previous estimates	(112.8)	(1,348)	(120.8)
Extensions and discoveries	153.5	857	158.6
Purchase of reserves in place	133.9	556	137.2
Production	(60.6)	(617)	(64.3)
Balances at December 31, 2013	811.2	5,617	844.9

Proved Developed Reserves
Balances at December 31, 2010	463.8	3,138	482.6
Balances at December 31, 2011	491.2	4,420	517.7
Balances at December 31, 2012	523.9	4,967	553.7
Balances at December 31, 2013	560.0	4,384	586.3

Proved Undeveloped Reserves
Balances at December 31, 2010	274.6	1,718	284.9
Balances at December 31, 2011	267.5	924	273.0
Balances at December 31, 2012	173.3	1,202	180.5
Balances at December 31, 2013	251.2	1,233	258.6

Questar 2013 Form 10-K	104

Financial Statement Schedules:

QUESTAR CORPORATION
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2013
Allowance for bad debts	$3.1	$0.2	$(1.6)	$1.7
Year Ended December 31, 2012
Allowance for bad debts	3.2	1.2	(1.3)	3.1
Year Ended December 31, 2011
Allowance for bad debts	3.2	2.4	(2.4)	3.2

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2013
Allowance for bad debts	$2.8	$0.2	$(1.6)	$1.4
Year Ended December 31, 2012
Allowance for bad debts	2.9	1.1	(1.2)	2.8
Year Ended December 31, 2011
Allowance for bad debts	2.9	2.4	(2.4)	2.9

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2013
Allowance for bad debts	$0.3	$—	$—	$0.3
Year Ended December 31, 2012
Allowance for bad debts	0.3	0.1	(0.1)	0.3
Year Ended December 31, 2011
Allowance for bad debts	0.3	—	—	0.3

Questar 2013 Form 10-K	105

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Questar, Questar Gas and Questar Pipeline have not changed their independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based on such evaluation, such officers have concluded that, as of December 31, 2013, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Management's Assessment of Internal Control Over Financial Reporting
Questar's, Questar Gas's and Questar Pipeline's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Questar's, Questar Gas's and Questar Pipeline's management assessed the effectiveness of each company's internal control over financial reporting as of December 31, 2013. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992) were used to make this assessment. We believe that Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting as of December 31, 2013, is effective based on those criteria.

The effectiveness of Questar's internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the following page:

Questar 2013 Form 10-K	106

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited Questar Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Questar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Questar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questar Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Questar Corporation and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2014

Questar 2013 Form 10-K	107

ITEM 9B.  OTHER INFORMATION.

There is no information to report in Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information requested in Item 10 concerning Questar's directors is presented in the Company's definitive Proxy Statement under the section entitled "Election of Directors" and is incorporated herein by reference. A definitive Proxy Statement for Questar's 2014 annual meeting will be filed with the Securities and Exchange Commission on or about April 7, 2014.

Information about the Company's executive officers can be found in Item 1 of Part I of this Annual Report.

Information concerning compliance with Section 16(a) of the Exchange Act is presented in the definitive Proxy Statement for Questar's 2014 annual meeting under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to Item 11 will be set forth under the caption "Compensation Discussion and Analysis" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information requested in Item 12 for certain beneficial owners is presented in Questar's definitive Proxy Statement for the Company's 2014 annual meeting under the section entitled "Security Ownership, Principal Holders" and is incorporated herein by reference. Similar information concerning the securities ownership of directors and executive officers is presented in the definitive Proxy Statement for the Company's 2014 annual meeting under the section entitled "Security Ownership, Directors and Executive Officers" and is incorporated herein by reference.

Finally, information concerning securities authorized for issuance under the Company's equity compensation plans as of December 31, 2013, is presented in the definitive Proxy Statement for the Company's 2014 Annual Meeting of Shareholders under the section entitled "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information requested in Item 13 for related transactions involving the Company's directors and executive officers is presented in the definitive Proxy Statement for Questar's 2014 Annual Meeting of Shareholders under the section entitled “Board Risk Oversight, Communication and Related-Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information requested in Item 14 for principal accountant fees and services for Questar, Questar Gas and Questar Pipeline is presented in the definitive Proxy Statement for Questar's 2014 Annual Meeting of Shareholders under the section entitled "Independent Auditor Fees" and is incorporated herein by reference.

Questar 2013 Form 10-K	108

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) and (c) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.	Description

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

Questar Corporation

3.1*	Amended and Restated Articles of Incorporation of Questar Corporation. (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

3.2*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.2 to Questar Corporation's Annual Report on Form 10-K for the period ended December 31, 2010).

3.3*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed February 14, 2014).

Questar Gas Company

3.4*	Bylaws of Questar Gas Company (Exhibit 3.9 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.5*	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit No. 3.1 to Questar Gas's Current Report on Form 8-K filed May 14, 2012).

Questar Pipeline Company

3.6*	Bylaws of Questar Pipeline Company (Exhibit 3.2 to Questar Pipeline Company's Current Report on Form 8-K filed December 5, 2011).

3.7*	Amended and Restated Articles of Incorporation of Questar Pipeline Company (Exhibit No. 3.1 to Questar Pipeline Company's Current Report on Form 8-K filed on May 15, 2012).

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*
Indenture dated as of December 14, 2010, between Questar Corporation and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

4.2*
Officer's Certificate, dated as of December 14, 2010, relating to Questar Corporation's 2.75% Senior Notes due 2016 (including the form of notes) (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

4.3*	Questar Dividend Reinvestment and Stock Purchase Plan (Exhibit No. 4.1 to Questar Corporation's Registration Statement on Form S-3 (Registration No. 333-175924) filed August 1, 2011).

Questar Gas Company

4.4*
Indenture dated as of May 1, 1992 between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of Questar Gas Company's Registration Statement on Form S-3/A (Registration No. 333-69210 filed September 10, 2001).

4.5*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.6*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.7*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 and 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

Questar 2013 Form 10-K	109

4.8*
Indenture dated as of May 15, 2012 between Questar Gas Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 5.1 of the Questar Gas's Registration Statement on Form S-3 (Registration No. 333-69210) filed May 15, 2012).

4.9*	Form of Questar Gas Company's issue and sale of 2.98% Notes due 2024 and 3.28% Notes due 2027 (Exhibit 99.1 to Questar Gas Company's Current Report on Form 8-K filed November 07, 2012).

4.10*
Note Purchase Agreement, dated December 20, 2013, relating to Questar Gas Company’s 4.78% Senior Notes, Series A, due 2043 and 4.83% Senior Notes, Series B, due 2048 (Exhibit 1.1 to Questar Gas Company’s Current Report on Form 8-K filed December 24, 2013).

Questar Pipeline Company

4.11*
Indenture dated as of August 17, 1998 between Questar Pipeline Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of the Questar Pipeline Company's Registration Statement on Form S-3 (Registration No. 333-61621) filed August 17, 1998).

4.12*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.3 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.13*
Form of Officers' Certificate, dated as of January 15, 2008, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.4 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.14*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed September 21, 2009).

4.15*
Form of Officers' Certificate dated as of September 15, 2009, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.2 to Questar Pipeline Company's Current Report on Form 8-K/A filed September 29, 2009).

4.16*
Form of Officers' Certificate, dated as of December 6, 2011, relating to Questar Pipeline Company's 4.875% Senior Notes due 2041 (including the form of notes) (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed December 6, 2011).

The total amount of securities of each registrant authorized under any instrument with respect to long-term debt not filed as an exhibit hereto does not exceed 10% of the total assets of such registrant and its subsidiaries on a consolidated basis. Each registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.2*[1]	Form of option agreement dated February 13, 2007 for options granted to certain key executives. (Exhibit No. 10.5 to Current Report on Form 8-K dated February 13, 2007)

10.3*[1]
Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007 (Exhibit 10.7 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).

10.4*[1]	Form of option agreement dated February 12, 2008, for options granted to a key executive (Exhibit 10.5 to Current Report on Form 8-K dated February 13, 2008)

10.5*[1]	Questar Corporation Deferred Compensation Wrap Plan, dated as of October 28, 2008 (Exhibit No. 10.24 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.6*[1]
Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008 (Exhibit No. 10.14 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.7*[1]	Form of Incentive Stock Option Agreement (Exhibit No. 99.6 to Current Report on Form 8-K filed February 17, 2009).

Questar 2013 Form 10-K	110

10.8*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.9*[1]	Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors (Exhibit No. 99.3 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.10*[1]	Terms and Conditions of Restricted Stock for shares granted to officers (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.11*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.12*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.13*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.14*[1]	Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to Questar Corporation's Current Report on Form 8-K filed June 28, 2010).

10.15*[1]	Amendment to Questar Corporation Stock Option Agreements with Mr. Keith O. Rattie (Exhibit No. 10.1 to Current Report on Form 8-K dated June 28, 2010)

10.16*[1]	Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.17*[1]	First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.18*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.19*[1]	Questar Corporation Annual Management Incentive Plan II, as amended and restated on January 1, 2010 (Exhibit 10.24 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.20*[1]	First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010 (Exhibit 10.25 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.21*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010 (Exhibit No. 10.5 to Questar Corporation's Current Report on Form 8-K filed November 1, 2010).

10.22*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.23*[1]	Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.24*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Corporation's Current Report on Form 8-K filed September 18, 2012).

10.25	Amended and Restated Deferred Compensation Plan for Directors dated January 1, 2013 (Exhibit No. 10.25 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

10.26*[1]	Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to executives (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.27*[1]
Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to non-employee directors (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.28*	Amended and Restated Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

10.29*	Form of Director Indemnification Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed May 14, 2013).

10.30*	Wexpro Acquisition (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed July 30, 2013).

Questar 2013 Form 10-K	111

10.31	Form of deferred Restricted Stock Agreement dated February 11, 2014, for non-employee directors (Exhibit No. 10.31 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

Questar Gas Company

10.32*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.33*
Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Pipeline Company effective September 1, 1993 (Exhibit No. 10.11 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.34*
Amendment to Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Gas Management Company effective September 1, 1997 (Exhibit No. 10.12 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.35*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Gas Company's Current Report on Form 8-K filed September 18, 2012).

10.36*	Commitment to Borrow $150 Million of Long-Term Debt (Item 2.03 of Questar Gas Company's Current Report on Form 8-K filed July 19, 2013).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company
12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation
21.1	Questar Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

Questar 2013 Form 10-K	112

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

Questar 2013 Form 10-K	113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2014.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

By:	/s/ Ronald W. Jibson
Ronald W. Jibson, Chairman, President and Chief Executive Officer (Principal Executive Officer) Questar and Questar Gas Chairman of the Board, Questar Pipeline

By:	/s/ R. Allan Bradley
R. Allan Bradley President, Chief Executive Officer and Director (Principal Executive Officer) Questar Pipeline

By:	/s/ Kevin W. Hadlock
Kevin W. Hadlock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Questar, Questar Gas and Questar Pipeline Director, Questar Gas and Questar Pipeline

By:	/s/ Craig C. Wagstaff
Craig C. Wagstaff Director, Questar Gas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Questar Corporation and in the capacities and on the date indicated.

*Teresa Beck	Director
*R. D. Cash	Director
*Laurence M. Downes	Director
*Christopher A. Helms	Director
*Rebecca Ranich	Director
*Keith O. Rattie	Director
*Harris H. Simmons	Director
*Bruce A. Williamson	Director

February 25, 2014	*/s/ Ronald W. Jibson
Ronald W. Jibson, Attorney in Fact

Questar 2013 Form 10-K	114

EXHIBIT INDEX

Exhibit No.	Description

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

Questar Corporation

3.1*	Amended and Restated Articles of Incorporation of Questar Corporation. (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

3.2*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.2 to Questar Corporation's Annual Report on Form 10-K for the period ended December 31, 2010).

3.3*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed February 14, 2014).

Questar Gas Company

3.4*	Bylaws of Questar Gas Company (Exhibit 3.9 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.5*	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit No. 3.1 to Questar Gas's Current Report on Form 8-K filed May 14, 2012).

Questar Pipeline Company

3.6*	Bylaws of Questar Pipeline Company (Exhibit 3.2 to Questar Pipeline Company's Current Report on Form 8-K filed December 5, 2011).

3.7*	Amended and Restated Articles of Incorporation of Questar Pipeline Company (Exhibit No. 3.1 to Questar Pipeline Company's Current Report on Form 8-K filed on May 15, 2012).

EXHIBIT 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Questar Corporation

4.1*
Indenture dated as of December 14, 2010, between Questar Corporation and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

4.2*
Officer's Certificate, dated as of December 14, 2010, relating to Questar Corporation's 2.75% Senior Notes due 2016 (including the form of notes) (Exhibit 4.1 to Questar Corporation's Current Report on Form 8-K filed December 14, 2010).

4.3*	Questar Dividend Reinvestment and Stock Purchase Plan (Exhibit No. 4.1 to Questar Corporation's Registration Statement on Form S-3 (Registration No. 333-175924) filed August 1, 2011).

Questar Gas Company

4.4*
Indenture dated as of May 1, 1992 between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of Questar Gas Company's Registration Statement on Form S-3/A (Registration No. 333-69210 filed September 10, 2001).

4.5*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.6*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.7*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 and 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.8*
Indenture dated as of May 15, 2012 between Questar Gas Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 5.1 of the Questar Gas's Registration Statement on Form S-3 (Registration No. 333-69210) filed May 15, 2012).

4.9*	Form of Questar Gas Company's issue and sale of 2.98% Notes due 2024 and 3.28% Notes due 2027 (Exhibit 99.1 to Questar Gas Company's Current Report on Form 8-K filed November 07, 2012).

Questar 2013 Form 10-K	115

4.10*
Note Purchase Agreement, dated December 20, 2013, relating to Questar Gas Company’s 4.78% Senior Notes, Series A, due 2043 and 4.83% Senior Notes, Series B, due 2048 (Exhibit 1.1 to Questar Gas Company’s Current Report on Form 8-K filed December 24, 2013).

Questar Pipeline Company

4.11*
Indenture dated as of August 17, 1998 between Questar Pipeline Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of the Questar Pipeline Company's Registration Statement on Form S-3 (Registration No. 333-61621) filed August 17, 1998).

4.12*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.3 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.13*
Form of Officers' Certificate, dated as of January 15, 2008, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.4 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.14*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed September 21, 2009).

4.15*
Form of Officers' Certificate dated as of September 15, 2009, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.2 to Questar Pipeline Company's Current Report on Form 8-K/A filed September 29, 2009).

4.16*
Form of Officers' Certificate, dated as of December 6, 2011, relating to Questar Pipeline Company's 4.875% Senior Notes due 2041 (including the form of notes) (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed December 6, 2011).

The total amount of securities of each registrant authorized under any instrument with respect to long-term debt not filed as an exhibit hereto does not exceed 10% of the total assets of such registrant and its subsidiaries on a consolidated basis. Each registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.2*[1]	Form of option agreement dated February 13, 2007 for options granted to certain key executives. (Exhibit No. 10.5 to Current Report on Form 8-K dated February 13, 2007)

10.3*[1]
Questar Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005, adopted August 7, 2007 (Exhibit 10.7 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2007).

10.4*[1]	Form of option agreement dated February 12, 2008, for options granted to a key executive (Exhibit 10.5 to Current Report on Form 8-K dated February 13, 2008)

10.5*[1]	Questar Corporation Deferred Compensation Wrap Plan, dated as of October 28, 2008 (Exhibit No. 10.24 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.6*[1]
Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008 (Exhibit No. 10.14 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.7*[1]	Form of Incentive Stock Option Agreement (Exhibit No. 99.6 to Current Report on Form 8-K filed February 17, 2009).

10.8*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.9*[1]	Form of Restricted Stock Agreement dated February 10, 2009, for shares granted to non-employee directors (Exhibit No. 99.3 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

Questar 2013 Form 10-K	116

10.10*[1]	Terms and Conditions of Restricted Stock for shares granted to officers (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.11*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.12*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.13*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.14*[1]	Form of Restricted Stock Units Agreement for restricted stock units granted to Mr. Keith O. Rattie. (Exhibit No. 10.2 to Questar Corporation's Current Report on Form 8-K filed June 28, 2010).

10.15*[1]	Amendment to Questar Corporation Stock Option Agreements with Mr. Keith O. Rattie (Exhibit No. 10.1 to Current Report on Form 8-K dated June 28, 2010)

10.16*[1]	Questar Corporation Long-term Stock Incentive Plan. (Exhibit No. 10.4 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.17*[1]	First Amendment of Questar Corporation Long-term Stock Incentive Plan. (Exhibit 10.5 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010.)

10.18*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.19*[1]	Questar Corporation Annual Management Incentive Plan II, as amended and restated on January 1, 2010 (Exhibit 10.24 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.20*[1]	First Amendment of Questar Corporation Annual Management Incentive Plan II, effective June 12, 2010 (Exhibit 10.25 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.21*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective October 26, 2010 (Exhibit No. 10.5 to Questar Corporation's Current Report on Form 8-K filed November 1, 2010).

10.22*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.23*[1]	Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.24*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Corporation's Current Report on Form 8-K filed September 18, 2012).

10.25	Amended and Restated Deferred Compensation Plan for Directors dated January 1, 2013 (Exhibit No. 10.25 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

10.26*[1]	Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to executives (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.27*[1]
Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to non-employee directors (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.28*	Amended and Restated Multi-Year Revolving Credit Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

10.29*	Form of Director Indemnification Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed May 14, 2013).

10.30*	Wexpro Acquisition (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed July 30, 2013).

10.31	Form of deferred Restricted Stock Agreement dated February 11, 2014, for non-employee directors (Exhibit No. 10.31 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

Questar Gas Company

Questar 2013 Form 10-K	117

10.32*
Stipulation and Agreement, dated October 14, 1981, among Questar Gas Company (f/k/a Mountain Fuel Supply Company); Wexpro Company; the Utah Department of Business Regulations, Division of Public Utilities; the Utah Committee of Consumer Services; and the staff of the Public Service Commission of Wyoming. (Originally filed as Exhibit 10(a) to Mountain Fuel Supply Company's Annual Report on Form 10-K for 1981 and re-filed as Exhibit 10.25 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011).

10.33*
Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Pipeline Company effective September 1, 1993 (Exhibit No. 10.11 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.34*
Amendment to Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Gas Management Company effective September 1, 1997 (Exhibit No. 10.12 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.35*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Gas Company's Current Report on Form 8-K filed September 18, 2012).

10.36*	Commitment to Borrow $150 Million of Long-Term Debt (Item 2.03 of Questar Gas Company's Current Report on Form 8-K filed July 19, 2013).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company
12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation
21.1	Questar Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar 2013 Form 10-K	118

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

Questar 2013 Form 10-K	119