Form 10-Q
period 2014-03-31
QUESTAR CORP; QUESTAR GAS CO; QUESTAR PIPELINE CO
filed 2014-04-30
CIK 751652, 68589, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___ to ___

(Exact name of registrant as specified in its charter)	Commission File Number:	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Questar Corporation	001-08796	Utah	87-0407509
Questar Gas Company	333-69210	Utah	87-0155877
Questar Pipeline Company	000-14147	Utah	87-0307414
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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of March 31, 2014.

Questar Corporation	without par value	175,145,913
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Questar 2014 Form 10-Q	2

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$396.3	$418.3	$963.2	$912.0
Wexpro	12.3	10.3	47.1	37.2
Questar Pipeline	48.0	48.3	189.2	200.9
Other	0.3	—	0.5	—
Total Revenues	456.9	476.9	1,200.0	1,150.1

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	148.2	199.7	234.4	239.3
Operating and maintenance	55.7	48.2	181.8	172.3
General and administrative	31.5	33.8	118.7	125.5
Retirement incentive	—	—	—	4.9
Production and other taxes	17.9	15.3	60.0	48.9
Depreciation, depletion and amortization	55.3	48.5	201.6	185.9
Asset impairment	—	—	80.6	—
Total Operating Expenses	308.6	345.5	877.1	776.8
Net gain (loss) from asset sales	—	—	(0.2)	2.9
OPERATING INCOME	148.3	131.4	322.7	376.2
Interest and other income	1.8	3.0	8.7	8.6
Income from unconsolidated affiliate	0.9	0.9	3.7	3.7
Interest expense	(15.8)	(14.5)	(58.2)	(57.7)
INCOME BEFORE INCOME TAXES	135.2	120.8	276.9	330.8
Income taxes	(50.1)	(47.9)	(103.5)	(121.1)
NET INCOME	$85.1	$72.9	$173.4	$209.7

Earnings Per Common Share
Basic	$0.48	$0.42	$0.98	$1.20
Diluted	0.48	0.41	0.98	1.19
Weighted-average common shares outstanding
Used in basic calculation	175.7	175.3	175.6	175.6
Used in diluted calculation	176.1	176.1	176.1	176.5
Dividends per common share	$0.18	$0.17	$0.72	$0.6725

See notes accompanying the financial statements

Questar 2014 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Net income	$85.1	$72.9	$173.4	$209.7
Other comprehensive income (loss):
Pension and other postretirement benefits	4.3	7.8	165.3	(31.8)
Interest rate cash flow hedges	0.2	0.2	0.5	0.5
Change in fair value of long-term investment	—	—	(0.1)	0.1
Income taxes	(1.8)	(3.0)	(63.5)	11.9
Net other comprehensive income (loss)	2.7	5.0	102.2	(19.3)
COMPREHENSIVE INCOME	$87.8	$77.9	$275.6	$190.4

See notes accompanying the financial statements

Questar 2014 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2014	Mar. 31, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$5.6	$7.2	$16.0
Accounts receivable, net	130.6	141.2	123.8
Unbilled gas accounts receivable	56.3	50.5	93.4
Gas stored underground	6.9	9.8	40.0
Materials and supplies	25.0	30.0	23.7
Current regulatory assets	29.8	31.3	35.8
Prepaid expenses and other	7.5	6.8	9.5
Deferred income taxes - current	14.5	17.2	9.7
Total Current Assets	276.2	294.0	351.9
Property, Plant and Equipment	5,723.5	5,399.4	5,674.7
Accumulated depreciation, depletion and amortization	(2,121.6)	(2,011.0)	(2,071.7)
Net Property, Plant and Equipment	3,601.9	3,388.4	3,603.0
Investment in unconsolidated affiliate	25.2	26.1	25.6
Noncurrent regulatory assets	19.3	20.4	20.5
Other noncurrent assets	51.8	47.8	53.3
TOTAL ASSETS	$3,974.4	$3,776.7	$4,054.3

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$157.0	$202.0	$276.0
Accounts payable and accrued expenses	229.9	222.8	264.8
Current regulatory liabilities	17.2	36.8	14.1
Current portion of long-term debt and capital lease obligation	0.9	2.8	0.9
Total Current Liabilities	405.0	464.4	555.8
Long-term debt and capital lease obligation, less current portion	1,284.7	1,137.6	1,285.5
Deferred income taxes	712.6	636.1	707.2
Asset retirement obligations	68.6	61.2	67.7
Defined benefit pension plan and other postretirement benefits	108.5	271.3	113.2
Noncurrent regulatory liabilities	63.2	56.5	61.2
Customer contributions in aid of construction	32.0	23.8	29.1
Other noncurrent liabilities	43.6	39.7	35.8

COMMON SHAREHOLDERS' EQUITY
Common stock	465.7	444.8	464.5
Retained earnings	929.6	882.6	876.1
Accumulated other comprehensive (loss)	(139.1)	(241.3)	(141.8)
Total Common Shareholders' Equity	1,256.2	1,086.1	1,198.8
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,974.4	$3,776.7	$4,054.3

See notes accompanying the financial statements

Questar 2014 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$85.1	$72.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	57.2	50.2
Deferred income taxes	(1.2)	25.4
Share-based compensation	3.2	3.1
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.6	1.5
Changes in operating assets and liabilities	67.9	53.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	212.9	206.0

INVESTING ACTIVITIES
Property, plant and equipment	(69.7)	(84.0)
Cash used in disposition of assets	(0.9)	(0.5)
Proceeds from disposition of assets	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(70.6)	(84.4)

FINANCING ACTIVITIES
Common stock issued	0.5	1.8
Common stock repurchased	(2.8)	(3.5)
Change in short-term debt	(119.0)	(61.0)
Long-term debt and capital lease obligation repaid	(0.3)	(40.1)
Dividends paid	(31.6)	(29.8)
Tax benefits from share-based compensation	0.5	1.4
NET CASH USED IN FINANCING ACTIVITIES	(152.7)	(131.2)
Change in cash and cash equivalents	(10.4)	(9.6)
Beginning cash and cash equivalents	16.0	16.8
Ending cash and cash equivalents	$5.6	$7.2

See notes accompanying the financial statements

Questar 2014 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$396.3	$418.3	$963.2	$912.0
From affiliated company	—	0.3	0.3	2.0
Total Revenues	396.3	418.6	963.5	914.0

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	254.6	290.6	614.6	587.7
Operating and maintenance	39.8	33.7	119.2	111.8
General and administrative	13.8	12.7	53.6	52.2
Retirement incentive	—	—	—	2.4
Depreciation and amortization	13.2	12.1	50.8	47.5
Other taxes	5.1	5.2	17.9	17.0
Total Operating Expenses	326.5	354.3	856.1	818.6
OPERATING INCOME	69.8	64.3	107.4	95.4
Interest and other income	1.3	1.2	5.2	5.5
Interest expense	(7.1)	(5.8)	(23.6)	(23.1)
INCOME BEFORE INCOME TAXES	64.0	59.7	89.0	77.8
Income taxes	(24.4)	(22.7)	(33.6)	(28.6)
NET INCOME	$39.6	$37.0	$55.4	$49.2

See notes accompanying the financial statements

Questar 2014 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2014	Mar. 31, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.4	$2.8	$8.8
Notes receivable from Questar	30.6	—	—
Accounts receivable, net	102.6	103.7	88.9
Unbilled gas accounts receivable	56.3	50.4	93.4
Accounts receivable from affiliates	31.3	32.8	30.4
Gas stored underground	6.2	9.6	39.2
Materials and supplies	13.2	14.4	12.1
Current regulatory assets	24.0	26.1	30.2
Prepaid expenses and other	2.4	2.2	3.0
Deferred income taxes - current	2.9	5.7	2.9
Total Current Assets	270.9	247.7	308.9
Property, Plant and Equipment	2,230.0	2,062.8	2,203.0
Accumulated depreciation and amortization	(754.3)	(724.0)	(745.2)
Net Property, Plant and Equipment	1,475.7	1,338.8	1,457.8
Noncurrent regulatory assets	15.4	15.7	16.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	3.9	3.1	4.0
TOTAL ASSETS	$1,771.5	$1,610.9	$1,792.4

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$—	$132.3	$17.7
Accounts payable and accrued expenses	111.3	109.9	139.2
Accounts payable to affiliates	65.6	51.1	67.8
Customer advances	7.2	7.2	19.8
Current regulatory liabilities	15.2	35.6	11.1
Current portion of long-term debt	—	2.0	—
Total Current Liabilities	199.3	338.1	255.6
Long-term debt, less current portion	534.5	384.5	534.5
Deferred income taxes	340.6	316.5	340.7
Noncurrent regulatory liabilities	54.8	48.6	53.0
Customer contributions in aid of construction	32.0	23.8	29.1
Other noncurrent liabilities	3.1	3.3	3.2
COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	264.2	172.9	263.9
Retained earnings	320.0	300.2	289.4
Total Common Shareholder's Equity	607.2	496.1	576.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,771.5	$1,610.9	$1,792.4
See notes accompanying the financial statements

Questar 2014 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$39.6	$37.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.6	13.4
Deferred income taxes	(0.1)	10.7
Share-based compensation	0.3	0.4
Changes in operating assets and liabilities	45.3	44.0
NET CASH PROVIDED BY OPERATING ACTIVITIES	99.7	105.5

INVESTING ACTIVITIES
Property, plant and equipment	(48.9)	(31.7)
Cash used in disposition of assets	(0.9)	(0.4)
Affiliated-company property, plant and equipment transfers	—	10.7
NET CASH USED IN INVESTING ACTIVITIES	(49.8)	(21.4)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(30.6)	—
Change in notes payable to Questar	(17.7)	(33.8)
Long-term debt repaid	—	(40.0)
Dividends paid to Questar	(9.0)	(8.9)
NET CASH USED IN FINANCING ACTIVITIES	(57.3)	(82.7)
Change in cash and cash equivalents	(7.4)	1.4
Beginning cash and cash equivalents	8.8	1.4
Ending cash and cash equivalents	$1.4	$2.8

See notes accompanying the financial statements

Questar 2014 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$48.0	$48.3	$189.2	$200.9
From affiliated companies	19.3	19.5	76.5	75.4
Total Revenues	67.3	67.8	265.7	276.3

OPERATING EXPENSES
Operating and maintenance	8.1	7.4	33.2	34.0
General and administrative	11.5	12.4	45.8	50.3
Retirement incentive	—	—	—	0.9
Depreciation and amortization	13.6	14.1	55.0	54.9
Asset impairment	—	—	80.6	—
Other taxes	2.3	2.5	9.1	9.1
Cost of sales (excluding operating expenses shown separately)	1.7	1.2	6.6	7.4
Total Operating Expenses	37.2	37.6	230.3	156.6
Net gain from asset sales	—	—	—	2.7
OPERATING INCOME	30.1	30.2	35.4	122.4
Interest and other income	0.3	0.3	1.8	0.9
Income from unconsolidated affiliate	0.9	0.9	3.7	3.7
Interest expense	(6.5)	(6.5)	(25.8)	(26.2)
INCOME BEFORE INCOME TAXES	24.8	24.9	15.1	100.8
Income taxes	(9.1)	(9.1)	(7.0)	(36.9)
NET INCOME	$15.7	$15.8	$8.1	$63.9

See notes accompanying the financial statements

Questar 2014 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Net income	$15.7	$15.8	$8.1	$63.9
Other comprehensive income (loss):
Interest rate cash flow hedges	0.2	0.2	0.5	0.5
Income taxes	(0.1)	(0.1)	(0.2)	(0.2)
Net other comprehensive income	0.1	0.1	0.3	0.3
COMPREHENSIVE INCOME	$15.8	$15.9	$8.4	$64.2

See notes accompanying the financial statements

Questar 2014 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2014	Mar. 31, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$4.9	$5.4	$2.7
Notes receivable from Questar	46.6	33.1	29.4
Accounts receivable, net	17.5	18.6	18.5
Accounts receivable from affiliates	33.8	34.0	36.6
Materials and supplies	8.2	10.9	8.1
Current regulatory assets	5.8	5.2	5.6
Prepaid expenses and other	2.8	3.3	4.4
Deferred income taxes - current	1.8	1.6	1.8
Total Current Assets	121.4	112.1	107.1
Property, Plant and Equipment	1,782.8	1,852.7	1,774.3
Accumulated depreciation and amortization	(640.6)	(642.7)	(627.2)
Net Property, Plant and Equipment	1,142.2	1,210.0	1,147.1
Investment in unconsolidated affiliate	25.2	26.1	25.6
Goodwill	4.2	4.2	4.2
Noncurrent regulatory and other assets	7.1	8.7	7.7
TOTAL ASSETS	$1,300.1	$1,361.1	$1,291.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$38.7	$31.5	$25.6
Accounts payable to affiliates	3.4	3.4	9.4
Current regulatory liabilities	2.0	1.2	3.0
Total Current Liabilities	44.1	36.1	38.0
Long-term debt	458.8	458.9	458.9
Deferred income taxes	228.6	245.8	228.6
Noncurrent regulatory and other liabilities	15.9	14.0	13.9

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	350.1	348.1	349.5
Retained earnings	218.8	274.7	219.1
Accumulated other comprehensive (loss)	(22.8)	(23.1)	(22.9)
Total Common Shareholder's Equity	552.7	606.3	552.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,300.1	$1,361.1	$1,291.7

See notes accompanying the financial statements

Questar 2014 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$15.7	$15.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.1	14.7
Deferred income taxes	(0.1)	3.2
Share-based compensation	0.6	0.7
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.5	1.5
Changes in operating assets and liabilities	13.0	(1.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	43.9	33.6

INVESTING ACTIVITIES
Property, plant and equipment	(8.5)	(14.1)
Cash used in disposition of assets	—	(0.1)
Affiliated-company property, plant and equipment transfers	—	(10.7)
NET CASH USED IN INVESTING ACTIVITIES	(8.5)	(24.9)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(17.2)	5.6
Dividends paid to Questar	(16.0)	(16.0)
NET CASH USED IN FINANCING ACTIVITIES	(33.2)	(10.4)
Change in cash and cash equivalents	2.2	(1.7)
Beginning cash and cash equivalents	2.7	7.1
Ending cash and cash equivalents	$4.9	$5.4

See notes accompanying the financial statements

Questar 2014 Form 10-Q	13

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

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and 12 months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain reclassifications were made to prior year information to conform to the current year presentation. Questar and Questar Gas reclassified amounts received from customers for the cost of plant removal from accumulated depreciation to a regulatory liability for the prior year. In addition, there were reclassifications on the Questar Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets to reflect revised accounting for reclassifications out of accumulated other comprehensive loss related to the Company's pension and other postretirement benefit plans. These reclassifications did not impact net income or cash flows. The Company does not believe these changes are material to prior year financial statements.

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

Questar 2014 Form 10-Q	14

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

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Questar Gas
Gas purchases	$92.7	$103.3	$176.0	$146.0
Operator service fee	89.1	72.8	310.9	281.1
Transportation and storage	22.1	22.0	80.2	81.0
Gathering	4.9	4.6	19.1	19.0
Royalties	17.3	11.1	50.5	32.9
Storage withdrawal, net	33.0	28.8	3.4	3.3
Purchased-gas account adjustment	(5.6)	46.7	(30.3)	19.4
Other	1.1	1.3	4.8	5.0
Total Questar Gas cost of natural gas sold	254.6	290.6	614.6	587.7
Elimination of Questar Gas cost of natural gas sold - affiliated parties	(108.2)	(92.1)	(387.0)	(355.8)
Total Questar Gas cost of natural gas sold - unaffiliated parties	146.4	198.5	227.6	231.9
Questar Pipeline
Total Questar Pipeline cost of sales	1.7	1.2	6.6	7.4
Other cost of sales	0.1	—	0.2	—
Total cost of sales	$148.2	$199.7	$234.4	$239.3

Note 3 - Earnings Per Share

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

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Weighted-average basic common shares outstanding	175.7	175.3	175.6	175.6
Potential number of shares issuable under the Company's LTSIP	0.4	0.8	0.5	0.9
Weighted-average diluted common shares outstanding	176.1	176.1	176.1	176.5

Questar 2014 Form 10-Q	15

Note 4 - Other Comprehensive Income

Comprehensive income, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension and other postretirement benefit (OPRB) costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold or otherwise realized.

Details of the changes in the components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown in the tables below. The tables also disclose details of income taxes related to each component of OCI.

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	3 Months Ended				3 Months Ended
	March 31, 2014				March 31, 2013
	(in millions)
AOCI at beginning of period	$(119.0)	$(22.9)	$0.1	$(141.8)	$(223.2)	$(23.2)	$0.1	$(246.3)
Reclassified from AOCI(1)	4.3	0.2	—	4.5	7.8	0.2	—	8.0
Income taxes
Reclassified from AOCI(2)	(1.7)	(0.1)	—	(1.8)	(2.9)	(0.1)	—	(3.0)
Net other comprehensive income	2.6	0.1	—	2.7	4.9	0.1	—	5.0
AOCI at March 31,	$(116.4)	$(22.8)	$0.1	$(139.1)	$(218.3)	$(23.1)	$0.1	$(241.3)

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	12 Months Ended
	March 31, 2014
	(in millions)
AOCI at beginning of period	$(218.3)	$(23.1)	$0.1	$(241.3)
OCI before reclassifications	135.8	—	(0.1)	135.7
Reclassified from AOCI(1)	29.5	0.5	—	30.0
Income taxes
OCI before reclassifications	(51.9)	—	0.1	(51.8)
Reclassified from AOCI(2)	(11.5)	(0.2)	—	(11.7)
Total income taxes	(63.4)	(0.2)	0.1	(63.5)
Net other comprehensive income	101.9	0.3	—	102.2
AOCI at March 31,	$(116.4)	$(22.8)	$0.1	$(139.1)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.
(2) Income tax reclassifications related to interest rate cash flow hedge amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.

Pension and other postretirement benefit AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 10 for additional details.

Questar 2014 Form 10-Q	16

Comprehensive income, as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and net OCI. OCI includes interest rate cash flow hedges and the related income taxes. Income or loss is recognized as the company records interest expense for hedged interest payments. Disclosures above regarding interest rate cash flow hedges, including related income taxes and income statement reclassification effects, apply to Questar Pipeline.

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

	3 Months Ended
	March 31,
	2014	2013
	(in millions)
AROs at beginning of year	$67.7	$67.2
Accretion	0.8	0.8
Liabilities incurred	0.4	0.4
Revisions in estimated cash flows	0.4	(6.8)
Liabilities settled	(0.7)	(0.4)
AROs at March 31,	$68.6	$61.2

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

Note 6 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at March 31, 2014, March 31, 2013 or December 31, 2013. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. Questar did not have any such assets or liabilities at March 31, 2014, March 31, 2013 or December 31, 2013.

Questar 2014 Form 10-Q	17

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2014		Mar. 31, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$5.6	$5.6	$7.2	$7.2	$16.0	$16.0
Long-term investment	1	15.3	15.3	16.1	16.1	17.3	17.3
Financial liabilities
Short-term debt	1	157.0	157.0	202.0	202.0	276.0	276.0
Long-term debt, including current portion	2	1,246.6	1,357.5	1,100.5	1,260.1	1,247.1	1,310.8

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

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2014		Mar. 31, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$1.4	$1.4	$2.8	$2.8	$8.8	$8.8
Notes receivable from Questar	1	30.6	30.6	—	—	—	—
Financial liabilities
Notes payable to Questar	1	—	—	132.3	132.3	17.7	17.7
Long-term debt, including current portion	2	534.5	588.9	386.5	460.0	534.5	568.0

The carrying amounts of cash and cash equivalents approximate fair value. The carrying amounts of notes receivable from and payable to Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar 2014 Form 10-Q	18

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2014		Mar. 31, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$4.9	$4.9	$5.4	$5.4	$2.7	$2.7
Notes receivable from Questar	1	46.6	46.6	33.1	33.1	29.4	29.4
Financial liabilities
Long-term debt	2	458.8	509.4	458.9	537.3	458.9	486.0

The carrying amounts of cash and cash equivalents approximate fair value. The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

Note 7 - Derivatives and Hedging

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Condensed Consolidated Statements of Comprehensive income and Note 4 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for the three and 12 months ended March 31, 2014 and March 31, 2013.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of March 31, 2014, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions. There were no derivative assets or liabilities outstanding at March 31, 2014, March 31, 2013 or December 31, 2013.

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain of its officers, employees and non-employee directors under the LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $3.2 million for the first quarter of 2014 compared to $3.1 million in 2013. Deferred share-based compensation, representing the unvested value of restricted share and RSU awards, amounted to $10.9 million at March 31, 2014. For the first quarter, cash flow from income tax benefits in excess of recognized compensation expense amounted to $0.5 million in 2014 compared to $1.4 million in 2013. There were 4,037,945 shares available for future grants at March 31, 2014.

Questar 2014 Form 10-Q	19

There were no unvested stock options at March 31, 2014. No stock options were granted, exercised or forfeited in the first quarter of 2014. Stock option balances under the terms of the LTSIP are summarized below:

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at March 31, 2014	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at March 31, 2014	Weighted-average exercise price
$7.84	-	$11.40	404,174	1.6	$10.52	404,174	$10.52
13.10	-	17.35	313,666	2.3	13.54	313,666	13.54
			717,840	1.9	$11.84	717,840	$11.84

Restricted share grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at March 31, 2014, was 9 months. No restricted shares were granted or forfeited in the first quarter of 2014. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2013	392,327	$15.22	-	$21.53	$18.28
Vested	(212,530)	15.98	-	21.53	18.60
Balance at March 31, 2014	179,797	$15.22	-	$21.53	$17.91

Questar may grant RSUs to certain of its officers, employees and non-employee directors under the LTSIP. One share of Questar common stock will be distributed for each RSU at the time of vesting. RSU grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested RSUs at March 31, 2014, was 21 months. Transactions involving RSUs under the terms of the LTSIP are summarized below:

	RSUs Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2013	316,268	$22.17	-	$25.44	$23.62
Granted	346,776	23.60	-	23.63	23.60
Vested	(119,014)	22.71	-	25.44	23.66
Forfeited	(2,456)	23.60		23.60	23.60
Balance at March 31, 2014	541,574	$22.17	-	$24.26	$23.60

Questar may grant RSUs with deferred share distributions (deferred RSUs) to certain of its non-employee directors under the LTSIP. Grants of deferred RSUs typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. At March 31, 2014, Questar's outstanding deferred RSUs totaled 91,289 with a weighted-average price of $17.25 per share. The weighted-average remaining vesting period of unvested deferred RSUs at March 31, 2014, was 11 months. The deferred RSU total includes 74,208 units with a weighted-average price of $15.79 that were fully vested as of March 31, 2014. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents) at the time of the grantees' separation from service.

Questar may grant performance shares to certain of its officers under the terms of the LTSIP. The awards are designed to motivate and reward these officers for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each officer is subject to adjustment upward or downward based on the Company's total shareholder return relative to a specified peer group of companies over a three-year performance period. Each three-year performance period commences at the beginning of the year of grant. Distributions of performance shares, if any, take place in the quarter following the conclusion of the performance period so long as such officer was employed by the Company or its affiliates as of the last day of the performance period.

For performance shares granted in 2012 and 2013, half of any award will be distributed in shares of Questar common stock and half in cash. Thereafter, any award will be distributed in shares, with no cash component. For share-settled performance share awards, the grant-date fair value of the awards is amortized to expense over the vesting period. The Monte Carlo simulation

Questar 2014 Form 10-Q	20

method is used to estimate the grant-date fair value of the performance share awards. The liability associated with awards to be settled in cash is adjusted to its estimated fair value through earnings on a quarterly basis. Equity- and liability-based performance share compensation expense amounted to $0.7 million in the first quarter of 2014 and $0.8 million in the first quarter of 2013. The weighted-average remaining vesting period of unvested performance shares at March 31, 2014, was 21 months. Performance share transactions under the terms of the LTSIP are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Balance at December 31, 2013	387,879	$18.23	-	$39.62	$27.61
Granted	139,611	31.07		31.07	31.07
Payout adjustment(1)	(76,657)	18.23		18.23	18.23
Distributed(1)	(51,104)	18.23		18.23	18.23
Forfeited	(5,660)	25.42	-	39.62	33.06
Balance at March 31, 2014	394,069	$25.42	-	$39.62	$31.80

(1) Actual shares and cash distributed were determined by multiplying the target shares by 0.40 to reflect Questar's final total shareholder return ranking among the specified peer companies for the performance period from January 1, 2011 through December 31, 2013.

The above March 31, 2014 balance includes 6,475 vested target performance shares with a weighted-average grant-date fair value of $30.08 and expected distribution dates ranging from the first quarter of 2015 through the first quarter of 2017.

Certain officers, employees and non-employee directors of former subsidiary QEP Resources held 251,098 Questar stock options with a weighted-average exercise price of $11.33 per share and a weighted-average remaining life of 2.2 years at March 31, 2014.

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

Questar 2014 Form 10-Q	21

Following is a summary of operations by line of business:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$396.3	$418.3	$963.2	$912.0
Wexpro	12.3	10.3	47.1	37.2
Questar Pipeline	48.0	48.3	189.2	200.9
Other	0.3	—	0.5	—
Total	$456.9	$476.9	$1,200.0	$1,150.1

Revenues from Affiliated Companies
Questar Gas	$—	$0.3	$0.3	$2.0
Wexpro	89.1	72.8	311.1	281.2
Questar Pipeline	19.3	19.5	76.5	75.4
Total	$108.4	$92.6	$387.9	$358.6

Operating Income (Loss)
Questar Gas	$69.8	$64.3	$107.4	$95.4
Wexpro	48.5	39.8	176.4	160.7
Questar Pipeline	30.1	30.2	35.4	122.4
Corporate and other	(0.1)	(2.9)	3.5	(2.3)
Total	$148.3	$131.4	$322.7	$376.2

Net Income (Loss)
Questar Gas	$39.6	$37.0	$55.4	$49.2
Wexpro	31.8	26.3	116.1	105.9
Questar Pipeline	15.7	15.8	8.1	63.9
Corporate and other	(2.0)	(6.2)	(6.2)	(9.3)
Total	$85.1	$72.9	$173.4	$209.7

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan, as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2014 estimated net cost for the qualified pension plan is $15.4 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The 2014 estimated net cost for the nonqualified pension plan is $3.7 million.

Questar 2014 Form 10-Q	22

Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Service cost	$3.0	$3.5	$13.4	$13.2
Interest cost	8.4	7.8	31.2	31.4
Expected return on plan assets	(10.6)	(9.5)	(39.2)	(33.6)
Prior service and other costs	0.1	0.3	0.9	1.1
Recognized net actuarial loss	3.9	6.8	26.0	26.3
Net pension cost	$4.8	$8.9	$32.3	$38.4

The Company currently estimates a $2.8 million net cost for postretirement benefits other than pensions in 2014, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Service cost	$0.2	$0.2	$0.7	$0.8
Interest cost	1.0	1.0	3.7	3.9
Expected return on plan assets	(0.8)	(0.7)	(2.7)	(2.5)
Amortization of transition obligation	—	—	—	1.2
Recognized net actuarial loss	0.3	0.7	2.6	2.6
Accretion of regulatory liability	0.2	0.2	0.5	0.3
Net postretirement benefit cost	$0.9	$1.4	$4.8	$6.3

Note 11 - Questar Southern Trails Pipeline Eastern Segment Impairment

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

Note 12 - Wexpro Acquisition of Producing Properties and Inclusion in Wexpro II Agreement

On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin (Trail acquisition). This acquisition was an addition to the company’s existing Trail assets, which are governed by the 1981 Wexpro Agreement. In January 2014, the Public Service Commission of Utah and the Wyoming Public Service Commission (the Commissions) approved the inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014. The Wexpro II Agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development investment will earn returns consistent with the original Wexpro Agreement.

Questar 2014 Form 10-Q	23

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2013 Form 10-K and analyzes the changes in the results of operations between the three and 12 months ended March 31, 2014 and 2013. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2013 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2014	2013	Change	2014	2013	Change
	(in millions, except per-share amounts)
Questar Gas	$39.6	$37.0	$2.6	$55.4	$49.2	$6.2
Wexpro	31.8	26.3	5.5	116.1	105.9	10.2
Questar Pipeline(1)	15.7	15.8	(0.1)	8.1	63.9	(55.8)
Corporate and other	(2.0)	(6.2)	4.2	(6.2)	(9.3)	3.1
Net income	$85.1	$72.9	$12.2	$173.4	$209.7	$(36.3)
Add: after-tax asset impairment charge(1)	—	—	—	52.4	—	52.4
Adjusted earnings	$85.1	$72.9	$12.2	$225.8	$209.7	$16.1

Earnings per share - diluted	$0.48	$0.41	$0.07	$0.98	$1.19	$(0.21)
Add: diluted loss per share attributable to impairment(1)	—	—	—	0.29	—	0.29
Adjusted earnings per share - diluted	$0.48	$0.41	$0.07	$1.27	$1.19	$0.08

Weighted-average diluted shares	176.1	176.1	—	176.1	176.5	(0.4)

(1) Impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations due to the one-time nature of the impairment (see Note 11).

QUESTAR GAS
Questar Gas net income was $39.6 million in the first quarter of 2014 compared to $37.0 million in the first quarter of 2013. Net income was $55.4 million in the 12 months ended March 31, 2014, compared to $49.2 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2014 Form 10-Q	24

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income
Revenues
Residential and commercial sales	$376.4	$399.9	$(23.5)	$886.8	$841.0	$45.8
Industrial sales	6.7	6.7	—	28.1	27.3	0.8
Transportation for industrial customers	4.3	3.5	0.8	15.2	12.6	2.6
Service	1.5	1.4	0.1	4.9	4.4	0.5
Other	7.4	7.1	0.3	28.5	28.7	(0.2)
Total Revenues	396.3	418.6	(22.3)	963.5	914.0	49.5
Cost of natural gas sold	254.6	290.6	(36.0)	614.6	587.7	26.9
Margin	141.7	128.0	13.7	348.9	326.3	22.6
Other Operating Expenses
Operating and maintenance	39.8	33.7	6.1	119.2	111.8	7.4
General and administrative	13.8	12.7	1.1	53.6	52.2	1.4
Retirement incentive	—	—	—	—	2.4	(2.4)
Depreciation and amortization	13.2	12.1	1.1	50.8	47.5	3.3
Other taxes	5.1	5.2	(0.1)	17.9	17.0	0.9
Total Other Operating Expenses	71.9	63.7	8.2	241.5	230.9	10.6
OPERATING INCOME	69.8	64.3	5.5	107.4	95.4	12.0
Interest and other income	1.3	1.2	0.1	5.2	5.5	(0.3)
Interest expense	(7.1)	(5.8)	(1.3)	(23.6)	(23.1)	(0.5)
Income taxes	(24.4)	(22.7)	(1.7)	(33.6)	(28.6)	(5.0)
NET INCOME	$39.6	$37.0	$2.6	$55.4	$49.2	$6.2

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	43.9	53.1	(9.2)	105.7	105.7	—
Industrial sales	1.1	1.2	(0.1)	4.3	4.7	(0.4)
Transportation for industrial customers	20.5	16.9	3.6	68.1	63.3	4.8
Total industrial	21.6	18.1	3.5	72.4	68.0	4.4
Total deliveries	65.5	71.2	(5.7)	178.1	173.7	4.4
Natural gas revenue (per dth)
Residential and commercial sales	$8.57	$7.53	$1.04	$8.39	$7.95	$0.44
Industrial sales	6.63	5.85	0.78	6.67	5.85	0.82
Transportation for industrial customers	0.21	0.21	—	0.22	0.20	0.02
Colder (warmer) than normal temperatures	(16%)	18%	(34%)	(8%)	(2%)	(6%)
Temperature-adjusted usage per customer (dth)	50.0	47.6	2.4	110.4	105.5	4.9
Customers at March 31, (in thousands)	953	937	16

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $13.7 million in the first quarter of 2014 compared to the first quarter of 2013, and increased $22.6 million in the 12 months ended March 31, 2014, compared to the 12 months ended March 31, 2013.

Questar 2014 Form 10-Q	25

Following is a summary of major changes in Questar Gas margin:

	3 Months 2014 vs. 2013	12 Months 2014 vs. 2013
	(in millions)
Customer growth	$1.7	$4.2
Customers switching from sales to transportation service	0.8	2.2
Change in rates	2.8	3.1
Infrastructure-replacement cost recovery	0.7	5.2
Demand-side management cost recovery	7.8	8.9
Recovery of gas-cost portion of bad-debt costs	(0.2)	(1.0)
Other	0.1	—
Increase	$13.7	$22.6

At March 31, 2014, Questar Gas served 952,516 customers, up 1.6% from 937,447 at March 31, 2013. Customer growth increased the margin by $1.7 million in the first quarter of 2014 and $4.2 million in the 12 months ended March 31, 2014.

Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%.

Questar Gas benefits from a conservation enabling (revenue decoupling) tariff. Under this tariff, Questar Gas is allowed to earn a specified revenue for each general service customer per month. Differences between the allowed revenue and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company's margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program, and do it upon the completion of each project. Questar Gas recognized $0.7 million of increased margin due to the infrastructure cost-tracking mechanism in the first quarter of 2014 and $5.2 million in the 12 months ended March 31, 2014.

Higher recovery of demand-side management (DSM) costs increased Questar Gas margin during the three- and 12-month periods ended March 31, 2014. DSM costs are incurred to promote energy conservation by customers. Changes in the margin contribution from DSM recovery revenues are offset by equivalent changes in program expenses.

Cost of Natural Gas Sold
Cost of natural gas sold decreased 12% in the first quarter of 2014, and increased 5% in the 12 months ended March 31, 2014, compared to the same periods of 2013. The decrease in the first quarter 2014 was primarily due to lower volumes resulting from warmer weather. The increase for the 12 months ended March 31, 2014 was due to higher gas prices and higher volumes resulting from customer growth. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the Wyoming Public Service Commission (PSCW). Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2014, Questar Gas had a $1.9 million over-collected balance in the purchased-gas adjustment account representing amounts recovered from customers in excess of costs incurred.

Other Expenses
Operating and maintenance expenses increased 18% in the first quarter of 2014, and increased 7% in the 12 months ended March 31, 2014, compared to the same periods of 2013. These increases included higher DSM costs of $7.8 million, and $8.9 million for the three- and 12-month periods, respectively. The DSM costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. Excluding DSM costs, operating and maintenance expenses decreased 7% in the first quarter of 2014 and decreased 2% in the 12 months ended March 31, 2014, compared to the 2013 periods. General and administrative expenses increased 9% and 3% in the three and 12 months ended March 31, 2014, respectively, compared to the prior year periods due to higher corporate allocated costs. Operating, maintenance, general and administrative expenses per customer, exclusive of DSM costs, were $142 in the 12 months ended March 31, 2014, compared to $144 in the 12 months ended March 31, 2013.

Questar 2014 Form 10-Q	26

Other taxes were essentially flat in the first quarter of 2014 and increased 5% in the 12 months ended March 31, 2014, compared to year-earlier periods due to increased property taxes.

Depreciation and amortization expense increased 9% in the first quarter of 2014 and 7% for the 12 months ended March 31, 2014, compared to the 2013 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

WEXPRO
Wexpro reported net income of $31.8 million in the first quarter of 2014, compared to $26.3 million in the first quarter of 2013, a 21% increase. Wexpro earned $116.1 million for the 12 months ended March 31, 2014, compared to $105.9 million for the year-earlier period. Following is a summary of Wexpro financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income
Revenues
Operator service fee	$89.6	$72.6	$17.0	$311.0	$280.0	$31.0
Oil and NGL sales	9.8	10.4	(0.6)	40.3	38.2	2.1
Natural gas sales and other	2.0	0.1	1.9	6.9	0.2	6.7
Total Revenues	101.4	83.1	18.3	358.2	318.4	39.8
Operating Expenses
Operating and maintenance	7.3	7.1	0.2	28.0	26.7	1.3
Gathering and other handling	0.4	—	0.4	1.2	—	1.2
General and administrative	7.8	7.3	0.5	29.2	27.8	1.4
Retirement incentive	—	—	—	—	0.2	(0.2)
Production and other taxes	10.1	7.2	2.9	31.2	21.1	10.1
Depreciation, depletion and amortization	27.3	21.4	5.9	91.7	80.1	11.6
Oil and NGL income sharing	—	0.3	(0.3)	0.3	2.0	(1.7)
Total Operating Expenses	52.9	43.3	9.6	181.6	157.9	23.7
Net gain (loss) from asset sales	—	—	—	(0.2)	0.2	(0.4)
OPERATING INCOME	48.5	39.8	8.7	176.4	160.7	15.7
Interest and other income	0.3	1.2	(0.9)	4.1	3.2	0.9
Interest expense	—	—	—	(0.1)	—	(0.1)
Income taxes	(17.0)	(14.7)	(2.3)	(64.3)	(58.0)	(6.3)
NET INCOME	$31.8	$26.3	$5.5	$116.1	$105.9	$10.2

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	18.5	15.4	3.1	62.3	57.9	4.4
Natural gas - sales (Bcf)	0.4	—	0.4	1.8	—	1.8
Oil and NGL (Mbbl)	166	165	1	618	674	(56)
Natural gas average sales price (per Mcf)	$4.68	$—	$4.68	$3.97	$—	$3.97
Oil and NGL average sales price (per bbl)	$84.60	$83.22	$1.38	$85.58	$79.60	$5.98
Investment base at March 31, (in millions)	$687.7	$526.8	$160.9

Revenues
Wexpro earned a 19.3% after-tax return on its average investment base for the 12 months ended March 31, 2014. Wexpro 2014 operating results benefited from a higher average investment base compared to the prior year periods. Pursuant to the terms of the Wexpro Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities adjusted for working capital and

Questar 2014 Form 10-Q	27

reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew by 31% in the 12 months ended March 31, 2014. The increase was due to investment in commercial wells and the addition of the Trail acquisition properties to the investment base in the first quarter of 2014, partially offset by additional deferred income taxes. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended Mar. 31,
	2014	2013
	(in millions)
Beginning investment base	$526.8	$492.5
Property acquisitions	103.7	—
Successful development wells	161.8	126.1
Depreciation, depletion and amortization	(86.1)	(75.7)
Change in deferred income taxes	(18.5)	(16.1)
Ending investment base	$687.7	$526.8

Wexpro produced 18.5 Bcf of cost-of-service natural gas for Questar Gas during the first quarter of 2014, up 20% from the first quarter of 2013. Wexpro produced 62.3 Bcf of cost-of-service gas in the 12 months ended March 31, 2014, compared to 57.9 Bcf in the 12 months ended March 31, 2013. Wexpro natural gas production provides about 60% of Questar Gas's annual supply requirements.

Revenues from oil and natural gas liquids (NGL) sales decreased 6% in the first quarter of 2014 compared to the first quarter of 2013, and were up 5% in the 12 months ended March 31, 2014 over the year-earlier period. The decrease for the quarter was due to lower volumes of oil and NGL for which income is shared with Questar Gas customers pursuant to the Wexpro Agreement. The 12-month increase was due to higher prices of shared oil and NGL. Revenues from natural gas sales were primarily attributable to production from the Trail acquisition prior to its February 1, 2014 inclusion in the Wexpro II Agreement. See below and Note 12.

Expenses
Operating and maintenance expenses were up 3% in the first quarter of 2014, and 5% in the 12-month period ended March 31, 2014, compared to prior year periods. The increases were due largely to higher production. Lease operating expense per Mcfe was $0.37 in the first quarter of 2014 compared to $0.43 in the first quarter of 2013. General and administrative expenses were higher in the three- and 12-month periods ended March 31, 2014, compared to prior year periods. The increases were due to higher employee and corporate allocated costs.

Production and other taxes were higher in the three and 12 months ended March 31, 2014, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

Depreciation, depletion and amortization expense increased 28% in the first quarter of 2014 and increased 14% in the 12 months ended March 31, 2014, compared to the 2013 periods. The increases were due to higher production volumes and investment in natural gas properties, wells and facilities.

Wexpro II
Wexpro and Questar Gas have received approval of the PSCU and PSCW (the Commissions) for a Wexpro II Agreement to add properties under the cost-of-service pricing methodology for the benefit of Questar Gas customers. The agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development investment will earn returns consistent with the original Wexpro Agreement.

Acquisition of Producing Properties and Inclusion in Wexpro II
On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin for $104.3 million, after post-closing adjustments. In January 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014. As part of this stipulation, Wexpro agreed to a provision to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production

Questar 2014 Form 10-Q	28

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

QUESTAR PIPELINE
Questar Pipeline reported first quarter 2014 net income of $15.7 million compared with $15.8 million in the first quarter of 2013. Questar Pipeline earned $8.1 million in the 12 months ended March 31, 2014, compared to $63.9 million in the 12 months ended March 31, 2013. The primary driver of the significant decrease in earnings for the 12 months ended March 31, 2014 was a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.

Questar 2014 Form 10-Q	29

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income
Revenues
Transportation	$49.4	$49.2	$0.2	$194.8	$195.2	$(0.4)
Storage	9.6	9.7	(0.1)	37.2	38.4	(1.2)
NGL sales - transportation	2.0	2.0	—	7.7	7.0	0.7
NGL sales - field services	—	0.9	(0.9)	1.0	6.8	(5.8)
Energy services	2.8	3.0	(0.2)	12.5	14.5	(2.0)
Natural gas sales	1.5	0.8	0.7	4.5	5.2	(0.7)
Other	2.0	2.2	(0.2)	8.0	9.2	(1.2)
Total Revenues	67.3	67.8	(0.5)	265.7	276.3	(10.6)
Operating Expenses
Operating and maintenance	8.1	7.4	0.7	33.2	34.0	(0.8)
General and administrative	11.5	12.4	(0.9)	45.8	50.3	(4.5)
Retirement incentive	—	—	—	—	0.9	(0.9)
Depreciation and amortization	13.6	14.1	(0.5)	55.0	54.9	0.1
Asset impairment	—	—	—	80.6	—	80.6
Other taxes	2.3	2.5	(0.2)	9.1	9.1	—
Cost of sales	1.7	1.2	0.5	6.6	7.4	(0.8)
Total Operating Expenses	37.2	37.6	(0.4)	230.3	156.6	73.7
Net gain from asset sales	—	—	—	—	2.7	(2.7)
OPERATING INCOME	30.1	30.2	(0.1)	35.4	122.4	(87.0)
Interest and other income	0.3	0.3	—	1.8	0.9	0.9
Income from unconsolidated affiliate	0.9	0.9	—	3.7	3.7	—
Interest expense	(6.5)	(6.5)	—	(25.8)	(26.2)	0.4
Income taxes	(9.1)	(9.1)	—	(7.0)	(36.9)	29.9
NET INCOME	$15.7	$15.8	$(0.1)	$8.1	$63.9	$(55.8)

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	169.7	181.8	(12.1)	741.3	783.3	(42.0)
For Questar Gas	46.2	51.9	(5.7)	113.8	115.8	(2.0)
Total transportation	215.9	233.7	(17.8)	855.1	899.1	(44.0)
Transportation revenue (per dth)	$0.23	$0.21	$0.02	$0.23	$0.22	$0.01
Net firm-daily transportation demand at March 31, (in Mdth)	5,068	5,119	(51)
Natural gas processing
NGL sales (Mbbl)	32	47	(15)	148	238	(90)
NGL average sales price (per bbl)	$62.18	$62.64	$(0.46)	$58.53	$58.23	$0.30

Revenues
As of March 31, 2014, Questar Pipeline had net firm transportation contracts of 5,068 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,119 Mdth per day as of March 31, 2013. Questar Pipeline earns more revenue from Questar Gas than from any other single customer, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625

Questar 2014 Form 10-Q	30

Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 544 Mdth per day with a weighted-average remaining life of 7.2 years. White River Hub’s contracts have a weighted-average remaining life of 12.1 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with the contracts extending through 2018. Storage revenue was essentially flat in the first quarter of 2014 compared to the first quarter of 2013 and fell 3% for the 12 months ended March 31, 2014 relative to the 2013 period due to an expired park-and-loan contract.

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

Regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations were flat in the first quarter of 2014 and increased 10% in the 12 months ended March 31, 2014, compared to the prior year periods. The increase in the 12-month period was primarily driven by an 11% increase in volumes.

There were no NGL sales for the unregulated subsidiary in the first quarter of 2014 and sales decreased 85% in the 12 months ended March 31, 2014, compared to the prior year period due to upstream processing.

Energy services revenue was 7% lower in the first quarter of 2014 compared to the first quarter of 2013 and was 14% lower in the 12 months ended March 31, 2014 when compared to 2013 due to lower demand for products and services driven by lower drilling activity in the Rockies.

Periodically, Questar Pipeline sells natural gas to settle gas imbalances. Generally, revenue received from the sale of natural gas approximates cost; however Questar Pipeline realized a $1.3 million gain on the sale of natural gas in the fourth quarter of 2012.

Expenses
Operating and maintenance expenses increased 9% in the first quarter of 2014, and decreased 2% in the 12 months ended March 31, 2014, compared to the corresponding 2013 periods. The increase for the quarter was largely driven by higher maintenance and communication expenses. The decrease in the 12-month period was driven by lower maintenance expense and lower processing product costs. General and administrative expenses decreased 7% in the first quarter of 2014, and decreased 9% in the 12 months ended March 31, 2014, compared to the 2013 periods. The first quarter decrease was due to lower employee costs. The 12-month decrease was primarily due to lower communication expense and consulting fees. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first quarter of 2014 compared to $0.08 in the first quarter of 2013.

Depreciation and amortization expense decreased 4% in the first quarter and remained unchanged for the 12 months ended March 31, 2014, compared to the 2013 periods. The modest decrease in the first quarter and the flat expense for the 12 months ended March 31, 2014 resulted from lower property, plant and equipment due to the impairment of the eastern segment of Southern Trails Pipeline.

Questar Southern Trails Pipeline
Questar Pipeline extended its agreement with an affiliate of Spectra Energy Corp through 2014 to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude into the pipeline for transportation to refineries in Southern California. This project continues in the marketing and engineering phase and a decision whether or not to proceed with the development is expected later in 2014. If the decision is made to proceed, the line could be placed in service by late 2016. Questar Pipeline's net book

Questar 2014 Form 10-Q	31

value of the western segment of Southern Trails Pipeline is approximately $22 million. Questar Pipeline has evaluated this asset for impairment and does not believe that it is impaired.

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

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations of $0.3 million in the first quarter of 2014, $0.2 million in the first quarter of 2013, $0.9 million in the 12 months ended March 31, 2014, and $0.6 million in the 12 months ended March 31, 2013. Questar Fueling began its operation in mid-2012 to provide natural gas fueling infrastructure nationally, with specific focus on the medium- to heavy-duty vehicle market. Questar Fueling placed two facilities in service during 2013 and has contracts to develop several additional facilities.

Interest Expense
Consolidated interest expense was 9% higher in the first quarter of 2014 compared to the first quarter of 2013 due to higher long-term debt balances.

Income Taxes
Questar's effective combined federal and state income tax rate was 37.1% in the first quarter of 2014 compared to 39.7% in the first quarter of 2013. The higher rate in the first quarter of 2013 was due to adjustments to the 2013 state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Retirement Incentive
In 2012 Questar offered a retirement incentive to eligible employees of six months additional salary. Approximately 100 employees accepted this offer and retired in early 2013. The $4.9 million incentive cost was recognized in the fourth quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities increased 3% in the first quarter of 2014 compared to the first quarter of 2013 due primarily to higher net income. Net cash provided by operating activities is presented below:

	3 Months Ended March 31,
	2014	2013	Change
	(in millions)
Net income	$85.1	$72.9	$12.2
Noncash adjustments to net income	59.9	79.3	(19.4)
Changes in operating assets and liabilities	67.9	53.8	14.1
Net cash provided by operating activities	$212.9	$206.0	$6.9

Questar 2014 Form 10-Q	32

Investing Activities
Capital expenditures for the first quarter of 2014 and 2013 and a forecast for calendar year 2014 are presented below:

	3 Months Ended March 31,		Forecast 12 Months Ending December 31,
	2014	2013	2014
	(in millions)
Questar Gas	$48.9	$31.7	$190
Wexpro	6.9	37.8	100
Questar Pipeline	8.5	14.1	120
Corporate and other	5.4	0.4	30
Total capital expenditures	$69.7	$84.0	$440

Questar Gas's 2014 capital-spending forecast of about $190 million includes investments to provide service to approximately 16,300 additional customers, distribution-system upgrades and expansions, and infrastructure replacements of about $65 million. Wexpro expects to spend about $100 million in 2014 for developmental gas drilling and property acquisitions. Questar Pipeline's 2014 capital-spending forecast is about $120 million for system expansions and pipeline replacements.

Financing Activities
In the first quarter of 2014, the Company reduced short-term debt by $119.0 million from the excess of net cash provided by operating activities over net cash used in investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a five-year revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at March 31, 2014, with no amounts borrowed. In April 2013, Questar increased the size of its revolving credit facility from $500.0 million to $750.0 million and extended its maturity to April 2018. Commercial paper outstanding amounted to $157.0 million at March 31, 2014, compared with $202.0 million a year earlier.

In December 2013, Questar Gas issued $90 million of 30-year notes with an interest rate of 4.78% and $60 million of 35-year notes with an interest rate of 4.83%. Proceeds from the debt issuance were used to repay existing indebtedness and for general corporate purposes.

The Company believes current credit commitments are adequate for its working capital and short-term financing requirements during 2014. The Company also believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

At March 31, 2014, combined short-term debt, long-term debt and capital lease obligation were 53% and equity was 47% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued under Company incentive plans. Questar did not repurchase any shares under this program during the first quarter of 2014 or 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk are disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. During the quarter ended March 31, 2014, there were no material changes in quantitative and qualitative disclosures about market risk.

Forward-Looking Statements
This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can

Questar 2014 Form 10-Q	33

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013;

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in energy commodity prices;

•	changes in industry trends;

•	actions of regulators;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the internet site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on such evaluation, such officers have concluded that, as of March 31, 2014, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2014 Form 10-Q	34

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Part I, Item 3 of Questar's Annual Report on Form 10-K for the year ended December 31, 2013, and is set forth in Note 9 to the financial statements included in Item 8 of Part II of that report. No legal proceedings became reportable during the quarter ended March 31, 2014, and there have been no material developments during such quarter regarding any previously reported legal proceedings, which have not been previously disclosed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the first quarter of 2014. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2014:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 January 1, 2014 through January 31, 2014	—	$—	—	1,000,000
Month #2 February 1, 2014 through February 28, 2014	—	$—	—	1,000,000
Month #3 March 1, 2014 through March 31, 2014	118,591	$23.80	—	1,000,000
Total	118,591	$23.80	—

(1) There were no share purchases in Month #1 and Month #2 and 118,591 shares purchased in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

Questar 2014 Form 10-Q	35

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibits No.	Exhibits

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*	Questar Corporation Clawback Policy (Exhibit 10.1 to Questar Corporation’s Current Report on Form 8-K filed February 14, 2014).

10.2*
Utah Public Service Commission Order approving settlement stipulation to include property under Wexpro II Agreement (Exhibit 99.1 to Questar Corporation’s Current Report on Form 8-K filed March 24, 2014).

10.3*
Wyoming Public Service Commission Memorandum Opinion, Findings and Order approving settlement stipulation to include property under Wexpro II Agreement (Exhibit 99.2 to Questar Corporation’s Current Report on Form 8-K filed March 24, 2014).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company

12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

Questar 2014 Form 10-Q	36

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2014 Form 10-Q	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

April 30, 2014	/s/Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar and Questar Gas

April 30, 2014	/s/R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

April 30, 2014	/s/Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2014 Form 10-Q	38

Exhibits No.	Exhibits

EXHIBIT 10 - MATERIAL CONTRACTS

Questar Corporation

10.1*	Questar Corporation Clawback Policy (Exhibit 10.1 to Questar Corporation’s Current Report on Form 8-K filed February 14, 2014).

10.2*
Utah Public Service Commission Order approving settlement stipulation to include property under Wexpro II Agreement (Exhibit 99.1 to Questar Corporation’s Current Report on Form 8-K filed March 24, 2014).

10.3*
Wyoming Public Service Commission Memorandum Opinion, Findings and Order approving settlement stipulation to include property under Wexpro II Agreement (Exhibit 99.2 to Questar Corporation’s Current Report on Form 8-K filed March 24, 2014).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company

12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

Questar 2014 Form 10-Q	39

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2014 Form 10-Q	40