Form 10-Q
period 2014-06-30
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2014-07-31
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of June 30, 2014.

Questar Corporation	without par value	175,279,760
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$145.0	$140.1	$541.3	$558.4	$968.1	$921.9
Wexpro	7.8	8.5	20.1	18.8	46.4	37.6
Questar Pipeline	48.1	47.0	96.1	95.3	190.3	197.8
Other	0.4	—	0.7	—	0.9	—
Total Revenues	201.3	195.6	658.2	672.5	1,205.7	1,157.3

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(24.3)	(7.3)	123.9	192.4	217.4	243.5
Operating and maintenance	41.2	37.6	96.9	85.8	185.4	170.2
General and administrative	30.5	32.0	62.0	65.8	117.2	127.6
Retirement incentive	—	—	—	—	—	4.9
Production and other taxes	18.7	14.7	36.6	30.0	64.0	51.0
Depreciation, depletion and amortization	56.8	47.5	112.1	96.0	210.9	187.9
Abandonment and impairment	2.0	—	2.0	—	82.6	—
Total Operating Expenses	124.9	124.5	433.5	470.0	877.5	785.1
Net gain (loss) from asset sales	0.1	0.1	0.1	0.1	(0.2)	2.6
OPERATING INCOME	76.5	71.2	224.8	202.6	328.0	374.8
Interest and other income	1.2	3.1	3.0	6.1	6.8	9.1
Income from unconsolidated affiliate	0.9	1.0	1.8	1.9	3.6	3.8
Interest expense	(15.8)	(14.3)	(31.6)	(28.8)	(59.7)	(56.9)
INCOME BEFORE INCOME TAXES	62.8	61.0	198.0	181.8	278.7	330.8
Income taxes	(22.5)	(21.6)	(72.6)	(69.5)	(104.4)	(120.9)
NET INCOME	$40.3	$39.4	$125.4	$112.3	$174.3	$209.9

Earnings Per Common Share
Basic	$0.23	$0.22	$0.71	$0.64	$0.99	$1.20
Diluted	0.23	0.22	0.71	0.64	0.99	1.19
Weighted-average common shares outstanding
Used in basic calculation	175.8	175.5	175.7	175.4	175.7	175.3
Used in diluted calculation	176.1	176.3	176.1	176.2	176.1	176.1
Dividends per common share	$0.19	$0.18	$0.37	$0.35	$0.73	$0.69

See notes accompanying the financial statements

Questar 2014 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Net income	$40.3	$39.4	$125.4	$112.3	$174.3	$209.9
Other comprehensive income (loss):
Pension and other postretirement benefits	4.5	7.9	8.8	15.7	161.9	(30.5)
Interest rate cash flow hedge amortization	0.1	0.1	0.3	0.3	0.5	0.5
Change in fair value of long-term investment	—	(0.1)	—	(0.1)	—	—
Income taxes	(1.8)	(3.0)	(3.6)	(6.0)	(62.3)	11.4
Net other comprehensive income (loss)	2.8	4.9	5.5	9.9	100.1	(18.6)
COMPREHENSIVE INCOME	$43.1	$44.3	$130.9	$122.2	$274.4	$191.3

See notes accompanying the financial statements

Questar 2014 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	June 30, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$16.0
Accounts receivable, net	72.5	86.5	123.8
Unbilled gas accounts receivable	15.4	12.4	93.4
Gas stored underground	29.6	19.5	40.0
Materials and supplies	24.6	26.0	23.7
Current regulatory assets	59.0	36.0	35.8
Prepaid expenses and other	9.6	9.8	9.5
Deferred income taxes - current	14.5	17.2	9.7
Total Current Assets	225.2	207.4	351.9
Property, Plant and Equipment	5,789.9	5,492.7	5,674.7
Accumulated depreciation, depletion and amortization	(2,158.4)	(2,039.8)	(2,071.7)
Net Property, Plant and Equipment	3,631.5	3,452.9	3,603.0
Investment in unconsolidated affiliate	25.0	25.9	25.6
Noncurrent regulatory assets	18.5	20.4	20.5
Other noncurrent assets	51.0	49.5	53.3
TOTAL ASSETS	$3,951.2	$3,756.1	$4,054.3

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$0.9	$0.5	$—
Short-term debt	177.0	206.0	276.0
Accounts payable and accrued expenses	208.5	186.5	264.8
Current regulatory liabilities	13.6	8.0	14.1
Current portion of long-term debt and capital lease obligation	0.9	2.8	0.9
Total Current Liabilities	400.9	403.8	555.8
Long-term debt and capital lease obligation, less current portion	1,284.0	1,136.9	1,285.5
Deferred income taxes	711.0	667.4	707.2
Asset retirement obligations	69.4	62.4	67.7
Defined benefit pension plan and other postretirement benefits	78.5	264.9	113.2
Noncurrent regulatory liabilities	65.7	57.7	61.2
Customer contributions in aid of construction	30.1	26.9	29.1
Other noncurrent liabilities	42.1	34.4	35.8

COMMON SHAREHOLDERS' EQUITY
Common stock	469.4	447.7	464.5
Retained earnings	936.4	890.4	876.1
Accumulated other comprehensive (loss)	(136.3)	(236.4)	(141.8)
Total Common Shareholders' Equity	1,269.5	1,101.7	1,198.8
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$3,951.2	$3,756.1	$4,054.3
See notes accompanying the financial statements

Questar 2014 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$125.4	$112.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	116.4	99.5
Deferred income taxes	(4.6)	53.7
Abandonment and impairment	2.0	—
Share-based compensation	6.0	8.3
Net (gain) from asset sales	(0.1)	(0.1)
(Income) from unconsolidated affiliate	(1.8)	(1.9)
Distributions from unconsolidated affiliate and other	2.9	3.0
Changes in operating assets and liabilities	37.6	62.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	283.8	337.6

INVESTING ACTIVITIES
Property, plant and equipment	(134.4)	(192.9)
Cash used in disposition of assets	(1.7)	(2.2)
Proceeds from disposition of assets	0.8	0.5
NET CASH USED IN INVESTING ACTIVITIES	(135.3)	(194.6)

FINANCING ACTIVITIES
Common stock issued	1.0	2.2
Common stock repurchased	(2.9)	(3.5)
Change in short-term debt	(99.0)	(57.0)
Checks outstanding in excess of cash balances	0.9	0.5
Long-term debt and capital lease obligation repaid	(0.5)	(40.3)
Long-term debt issuance costs	—	(1.7)
Dividends paid	(65.0)	(61.4)
Tax benefits from share-based compensation	1.0	1.4
NET CASH USED IN FINANCING ACTIVITIES	(164.5)	(159.8)
Change in cash and cash equivalents	(16.0)	(16.8)
Beginning cash and cash equivalents	16.0	16.8
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2014 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$145.0	$140.1	$541.3	$558.4	$968.1	$921.9
From affiliated company	—	0.1	—	0.4	0.2	1.1
Total Revenues	145.0	140.2	541.3	558.8	968.3	923.0

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	87.2	83.5	341.8	374.1	618.3	595.7
Operating and maintenance	26.3	23.5	66.1	57.2	122.0	110.4
General and administrative	12.9	13.7	26.7	26.4	52.8	53.2
Retirement incentive	—	—	—	—	—	2.4
Depreciation and amortization	13.6	12.4	26.8	24.5	52.0	48.1
Other taxes	4.8	4.9	9.9	10.1	17.8	17.1
Total Operating Expenses	144.8	138.0	471.3	492.3	862.9	826.9
Net gain from asset sales	0.1	—	0.1	—	0.1	—
OPERATING INCOME	0.3	2.2	70.1	66.5	105.5	96.1
Interest and other income	1.3	1.3	2.6	2.5	5.2	5.6
Interest expense	(7.0)	(5.6)	(14.1)	(11.4)	(25.0)	(22.2)
INCOME (LOSS) BEFORE INCOME TAXES	(5.4)	(2.1)	58.6	57.6	85.7	79.5
Income taxes	2.1	0.9	(22.3)	(21.8)	(32.4)	(29.2)
NET INCOME (LOSS)	$(3.3)	$(1.2)	$36.3	$35.8	$53.3	$50.3

See notes accompanying the financial statements

Questar 2014 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2014	June 30, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$8.8
Notes receivable from Questar	3.0	—	—
Accounts receivable, net	45.5	49.5	88.9
Unbilled gas accounts receivable	15.4	12.4	93.4
Accounts receivable from affiliates	43.6	31.9	30.4
Gas stored underground	27.8	19.1	39.2
Materials and supplies	13.1	13.7	12.1
Current regulatory assets	55.1	31.0	30.2
Prepaid expenses and other	4.8	4.4	3.0
Deferred income taxes - current	2.9	5.7	2.9
Total Current Assets	211.2	167.7	308.9
Property, Plant and Equipment	2,269.0	2,097.8	2,203.0
Accumulated depreciation and amortization	(761.4)	(728.1)	(745.2)
Net Property, Plant and Equipment	1,507.6	1,369.7	1,457.8
Noncurrent regulatory assets	15.0	16.1	16.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	4.0	3.0	4.0
TOTAL ASSETS	$1,743.4	$1,562.1	$1,792.4

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$4.8	$3.4	$—
Notes payable to Questar	—	137.3	17.7
Accounts payable and accrued expenses	91.1	73.7	139.2
Accounts payable to affiliates	65.1	55.1	67.8
Customer advances	9.2	9.0	19.8
Current regulatory liabilities	12.8	7.1	11.1
Current portion of long-term debt	—	2.0	—
Total Current Liabilities	183.0	287.6	255.6
Long-term debt, less current portion	534.5	384.5	534.5
Deferred income taxes	340.5	323.6	340.7
Noncurrent regulatory liabilities	57.1	49.6	53.0
Customer contributions in aid of construction	30.1	26.9	29.1
Other noncurrent liabilities	3.0	3.5	3.2
COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	264.5	173.2	263.9
Retained earnings	307.7	290.2	289.4
Total Common Shareholder's Equity	595.2	486.4	576.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,743.4	$1,562.1	$1,792.4

See notes accompanying the financial statements

Questar 2014 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$36.3	$35.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.4	26.9
Deferred income taxes	(0.2)	17.8
Share-based compensation	0.6	1.0
Net (gain) from asset sales	(0.1)	—
Changes in operating assets and liabilities	47.9	65.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	113.9	146.6

INVESTING ACTIVITIES
Property, plant and equipment	(87.8)	(74.1)
Cash used in disposition of assets	(1.4)	(1.8)
Proceeds from disposition of assets	0.4	0.2
Affiliated-company property, plant and equipment transfers	—	10.8
NET CASH USED IN INVESTING ACTIVITIES	(88.8)	(64.9)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(3.0)	—
Change in notes payable to Questar	(17.7)	(28.8)
Checks outstanding in excess of cash balances	4.8	3.4
Long-term debt repaid	—	(40.0)
Dividends paid to Questar	(18.0)	(17.7)
NET CASH USED IN FINANCING ACTIVITIES	(33.9)	(83.1)
Change in cash and cash equivalents	(8.8)	(1.4)
Beginning cash and cash equivalents	8.8	1.4
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2014 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$48.1	$47.0	$96.1	$95.3	$190.3	$197.8
From affiliated companies	17.7	17.7	37.0	37.2	76.5	74.8
Total Revenues	65.8	64.7	133.1	132.5	266.8	272.6

OPERATING EXPENSES
Operating and maintenance	7.9	7.0	16.0	14.4	34.1	32.3
General and administrative	10.8	12.1	22.3	24.5	44.5	50.0
Retirement incentive	—	—	—	—	—	0.9
Depreciation and amortization	13.6	14.1	27.2	28.2	54.5	55.5
Asset impairment	—	—	—	—	80.6	—
Other taxes	2.4	2.4	4.7	4.9	9.1	9.1
Cost of sales (excluding operating expenses shown separately)	0.7	1.0	2.4	2.2	6.3	7.7
Total Operating Expenses	35.4	36.6	72.6	74.2	229.1	155.5
Net gain from asset sales	—	—	—	—	—	2.6
OPERATING INCOME	30.4	28.1	60.5	58.3	37.7	119.7
Interest and other income	0.1	0.3	0.4	0.6	1.6	0.9
Income from unconsolidated affiliate	0.9	1.0	1.8	1.9	3.6	3.8
Interest expense	(6.6)	(6.5)	(13.1)	(13.0)	(25.9)	(26.1)
INCOME BEFORE INCOME TAXES	24.8	22.9	49.6	47.8	17.0	98.3
Income taxes	(9.1)	(8.4)	(18.2)	(17.5)	(7.7)	(36.0)
NET INCOME	$15.7	$14.5	$31.4	$30.3	$9.3	$62.3

See notes accompanying the financial statements

Questar 2014 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Net income	$15.7	$14.5	$31.4	$30.3	$9.3	$62.3
Other comprehensive income (loss):
Interest rate cash flow hedge amortization	0.1	0.1	0.3	0.3	0.5	0.5
Income taxes	—	—	(0.1)	(0.1)	(0.2)	(0.2)
Net other comprehensive income	0.1	0.1	0.2	0.2	0.3	0.3
COMPREHENSIVE INCOME	$15.8	$14.6	$31.6	$30.5	$9.6	$62.6

See notes accompanying the financial statements

Questar 2014 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	June 30, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$6.3	$5.7	$2.7
Notes receivable from Questar	53.8	34.4	29.4
Accounts receivable, net	17.5	18.6	18.5
Accounts receivable from affiliates	37.3	32.6	36.6
Materials and supplies	9.0	8.2	8.1
Current regulatory assets	3.9	5.0	5.6
Prepaid expenses and other	2.9	3.8	4.4
Deferred income taxes - current	1.8	1.6	1.8
Total Current Assets	132.5	109.9	107.1
Property, Plant and Equipment	1,801.2	1,868.6	1,774.3
Accumulated depreciation and amortization	(651.3)	(651.1)	(627.2)
Net Property, Plant and Equipment	1,149.9	1,217.5	1,147.1
Investment in unconsolidated affiliate	25.0	25.9	25.6
Goodwill	4.2	4.2	4.2
Noncurrent regulatory and other assets	6.7	7.8	7.7
TOTAL ASSETS	$1,318.3	$1,365.3	$1,291.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$36.7	$32.4	$25.6
Accounts payable to affiliates	24.7	5.0	9.4
Current regulatory liabilities	0.8	0.9	3.0
Total Current Liabilities	62.2	38.3	38.0
Long-term debt	458.8	458.9	458.9
Deferred income taxes	228.2	248.5	228.6
Noncurrent regulatory and other liabilities	16.2	14.3	13.9

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	350.5	348.5	349.5
Retained earnings	218.5	273.2	219.1
Accumulated other comprehensive (loss)	(22.7)	(23.0)	(22.9)
Total Common Shareholder's Equity	552.9	605.3	552.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,318.3	$1,365.3	$1,291.7

See notes accompanying the financial statements

Questar 2014 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$31.4	$30.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.4	29.6
Deferred income taxes	(0.5)	5.9
Share-based compensation	1.0	1.6
(Income) from unconsolidated affiliate	(1.8)	(1.9)
Distributions from unconsolidated affiliate and other	2.7	2.8
Changes in operating assets and liabilities	16.2	1.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	77.4	69.6

INVESTING ACTIVITIES
Property, plant and equipment	(17.2)	(32.3)
Cash used in disposition of assets	(0.3)	(0.4)
Proceeds from disposition of assets	0.1	0.1
Affiliated-company property, plant and equipment transfers	—	(10.7)
NET CASH USED IN INVESTING ACTIVITIES	(17.4)	(43.3)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(24.4)	4.3
Dividends paid to Questar	(32.0)	(32.0)
NET CASH USED IN FINANCING ACTIVITIES	(56.4)	(27.7)
Change in cash and cash equivalents	3.6	(1.4)
Beginning cash and cash equivalents	2.7	7.1
Ending cash and cash equivalents	$6.3	$5.7

See notes accompanying the financial statements

Questar 2014 Form 10-Q	13

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

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and 12 months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Questar Gas obtains the majority of its gas supply from Wexpro's cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement and the Wexpro II Agreement. Questar Gas also obtains transportation and storage services from Questar Pipeline. These intercompany revenues and expenses are eliminated in the Questar Consolidated Statements of Income by reducing revenues and cost of sales. The underlying costs of Wexpro's production and Questar Pipeline's transportation and storage services are disclosed in other categories in the Consolidated Statements of Income, including operating and maintenance expense and depreciation, depletion and amortization expense. During the second

Questar 2014 Form 10-Q	14

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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Questar Gas
Gas purchases	$3.9	$10.3	$96.6	$113.6	$169.6	$153.5
Operator service fee	94.4	74.2	183.5	147.0	331.1	285.8
Transportation and storage	18.6	18.1	40.7	40.1	80.7	80.2
Gathering	4.8	4.5	9.7	9.1	19.4	18.4
Royalties	18.3	10.3	35.6	21.4	58.5	37.0
Storage (injection) withdrawal, net	(21.6)	(9.6)	11.4	19.2	(8.6)	10.2
Purchased-gas account adjustment	(32.5)	(25.7)	(38.1)	21.0	(37.1)	5.5
Other	1.3	1.4	2.4	2.7	4.7	5.1
Total Questar Gas cost of natural gas sold	87.2	83.5	341.8	374.1	618.3	595.7
Elimination of Questar Gas cost of natural gas sold - affiliated parties	(112.5)	(91.8)	(220.7)	(183.9)	(407.7)	(359.9)
Total Questar Gas cost of natural gas sold - unaffiliated parties	(25.3)	(8.3)	121.1	190.2	210.6	235.8
Questar Pipeline
Total Questar Pipeline cost of sales	0.7	1.0	2.4	2.2	6.3	7.7
Other cost of sales	0.3	—	0.4	—	0.5	—
Total cost of sales	$(24.3)	$(7.3)	$123.9	$192.4	$217.4	$243.5

Note 3 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed restricted stock units (RSUs). Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividends and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends are participating securities for the computation of basic EPS. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Weighted-average basic common shares outstanding	175.8	175.5	175.7	175.4	175.7	175.3
Potential number of shares issuable under the Company's LTSIP	0.3	0.8	0.4	0.8	0.4	0.8
Weighted-average diluted common shares outstanding	176.1	176.3	176.1	176.2	176.1	176.1

Questar 2014 Form 10-Q	15

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

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	3 Months Ended				3 Months Ended
	June 30, 2014				June 30, 2013
	(in millions)
AOCI at beginning of period	$(116.4)	$(22.8)	$0.1	$(139.1)	$(218.3)	$(23.1)	$0.1	$(241.3)
OCI before reclassifications	—	—	—	—	—	—	(0.1)	(0.1)
Reclassified from AOCI(1)	4.5	0.1	—	4.6	7.9	0.1	—	8.0
Income taxes
OCI before reclassifications	—	—	—	—	—	—	0.1	0.1
Reclassified from AOCI(2)	(1.8)	—	—	(1.8)	(3.1)	—	—	(3.1)
Total income taxes	(1.8)	—	—	(1.8)	(3.1)	—	0.1	(3.0)
Net other comprehensive income	2.7	0.1	—	2.8	4.8	0.1	—	4.9
AOCI at June 30,	$(113.7)	$(22.7)	$0.1	$(136.3)	$(213.5)	$(23.0)	$0.1	$(236.4)

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	6 Months Ended				6 Months Ended
	June 30, 2014				June 30, 2013
	(in millions)
AOCI at beginning of period	$(119.0)	$(22.9)	$0.1	$(141.8)	$(223.2)	$(23.2)	$0.1	$(246.3)
OCI before reclassifications	—	—	—	—	—	—	(0.1)	(0.1)
Reclassified from AOCI(1)	8.8	0.3	—	9.1	15.7	0.3	—	16.0
Income taxes
OCI before reclassifications	—	—	—	—	—	—	0.1	0.1
Reclassified from AOCI(2)	(3.5)	(0.1)	—	(3.6)	(6.0)	(0.1)	—	(6.1)
Total income taxes	(3.5)	(0.1)	—	(3.6)	(6.0)	(0.1)	0.1	(6.0)
Net other comprehensive income	5.3	0.2	—	5.5	9.7	0.2	—	9.9
AOCI at June 30,	$(113.7)	$(22.7)	$0.1	$(136.3)	$(213.5)	$(23.0)	$0.1	$(236.4)

Questar 2014 Form 10-Q	16

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	12 Months Ended
	June 30, 2014
	(in millions)
AOCI at beginning of period	$(213.5)	$(23.0)	$0.1	$(236.4)
OCI before reclassifications	135.8	—	—	135.8
Reclassified from AOCI(1)	26.1	0.5	—	26.6
Income taxes
OCI before reclassifications	(51.9)	—	—	(51.9)
Reclassified from AOCI(2)	(10.2)	(0.2)	—	(10.4)
Total income taxes	(62.1)	(0.2)	—	(62.3)
Net other comprehensive income	99.8	0.3	—	100.1
AOCI at June 30,	$(113.7)	$(22.7)	$0.1	$(136.3)

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

Questar 2014 Form 10-Q	17

Changes in Questar's AROs from the Condensed Consolidated Balance Sheets were as follows:

	6 Months Ended
	June 30,
	2014	2013
	(in millions)
AROs at beginning of year	$67.7	$67.2
Accretion	1.7	1.5
Liabilities incurred	0.5	1.3
Revisions in estimated cash flows	0.4	(6.8)
Liabilities settled	(0.9)	(0.8)
AROs at June 30,	$69.4	$62.4

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

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2014		June 30, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$16.0	$16.0
Long-term investment	1	15.6	15.6	16.5	16.5	17.3	17.3
Financial liabilities
Checks outstanding in excess of cash balances	1	0.9	0.9	0.5	0.5	—	—
Short-term debt	1	177.0	177.0	206.0	206.0	276.0	276.0
Long-term debt, including current portion	2	1,246.1	1,367.0	1,100.0	1,200.3	1,247.1	1,310.8

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

The Questar Condensed Consolidated Balance Sheet includes a nonrecurring fair value measurement at June 30, 2014 related to the impairment of Wexpro's investment in the Brady field. The asset's fair value of zero is based on Wexpro's assessment that

Questar 2014 Form 10-Q	18

the field has reached the end of its productive life and will no longer generate positive cash flows. This is a Level 3 fair value measurement because the inputs are unobservable. See Note 12 for additional information.

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2014		June 30, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$8.8	$8.8
Notes receivable from Questar	1	3.0	3.0	—	—	—	—
Financial liabilities
Checks outstanding in excess of cash balances	1	4.8	4.8	3.4	3.4	—	—
Notes payable to Questar	1	—	—	137.3	137.3	17.7	17.7
Long-term debt, including current portion	2	534.5	602.0	386.5	433.3	534.5	568.0

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

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2014		June 30, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$6.3	$6.3	$5.7	$5.7	$2.7	$2.7
Notes receivable from Questar	1	53.8	53.8	34.4	34.4	29.4	29.4
Financial liabilities
Long-term debt	2	458.8	507.7	458.9	508.1	458.9	486.0

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

Questar 2014 Form 10-Q	19

Consolidated Statements of Comprehensive Income and Note 4 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for the three, six and 12 months ended June 30, 2014 and June 30, 2013.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.6 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of June 30, 2014, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions. There were no derivative assets or liabilities outstanding at June 30, 2014, June 30, 2013 or December 31, 2013.

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain of its officers, employees and non-employee directors under the LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $6.0 million for the first half of 2014 compared to $8.3 million in 2013. Deferred share-based compensation, representing the unvested value of restricted share and RSU awards, amounted to $8.7 million at June 30, 2014. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $1.0 million for the first six months of 2014 compared to $1.4 million for the same period in 2013. There were 4,046,995 shares available for future grants at June 30, 2014.

Stock Options
There were no unvested stock options at June 30, 2014. No stock options were granted or forfeited in the first half of 2014. Stock option transactions and balances under the terms of the LTSIP are summarized below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2013	717,840	$7.84	-	$17.35	$11.84
Exercised	(55,333)	7.84	-	13.10	8.99
Balance at June 30, 2014	662,507	$7.84	-	$17.35	$12.08

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at June 30, 2014	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at June 30, 2014	Weighted-average exercise price
$7.84	-	$11.40	354,174	1.5	$10.80	354,174	$10.80
13.10	-	17.35	308,333	2.0	13.55	308,333	13.55
			662,507	1.7	$12.08	662,507	$12.08

Certain officers, employees and non-employee directors of former subsidiary QEP Resources held 245,332 Questar stock options with a weighted-average exercise price of $11.34 per share and a weighted-average remaining life of 1.9 years at June 30, 2014.

Restricted Shares
Restricted share grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at June 30, 2014, was 6 months. No restricted shares were granted in the first half of 2014. Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2013	392,327	$15.22	-	$21.53	$18.28
Vested	(213,918)	15.98	-	21.53	17.28
Forfeited	(661)	19.39	-	20.90	20.00
Balance at June 30, 2014	177,748	$15.22	-	$21.53	$21.05

Questar 2014 Form 10-Q	20

Restricted Stock Units
Questar may grant RSUs to certain of its officers, employees and non-employee directors under the LTSIP. One share of Questar common stock will be distributed for each RSU at the time of vesting. RSU grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested RSUs at June 30, 2014, was 18 months. Transactions involving RSUs under the terms of the LTSIP are summarized below:

	RSUs Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2013	316,268	$22.17	-	$25.44	$23.62
Granted	350,104	23.48	-	23.68	23.60
Vested	(127,755)	22.71	-	25.44	23.65
Forfeited	(9,783)	23.60	-	23.62	23.60
Balance at June 30, 2014	528,834	$22.17	-	$24.26	$23.60

Questar may grant RSUs with deferred share distributions (deferred RSUs) to certain of its non-employee directors under the LTSIP. Grants of deferred RSUs typically vest in a single installment over a one-year period from the grant date. At June 30, 2014, Questar's outstanding deferred RSUs totaled 17,216 with a weighted-average price of $23.60 per share. The weighted-average remaining vesting period of unvested deferred RSUs at June 30, 2014, was 8 months. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents) at the time of the grantees' separation from service.

Performance Shares
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

For performance shares granted in 2012 and 2013, half of any award will be distributed in shares of Questar common stock and half in cash. Thereafter, any award will be distributed in shares, with no cash component. For share-settled performance share awards, the grant-date fair value of the awards is amortized to expense over the vesting period. The Monte Carlo simulation method is used to estimate the grant-date fair value of the performance share awards. The liability associated with awards to be settled in cash is adjusted to its estimated fair value through earnings on a quarterly basis. Equity- and liability-based performance share compensation expense amounted to $1.5 million in the first half of 2014 and $3.9 million in the first half of 2013. The weighted-average remaining vesting period of unvested performance shares at June 30, 2014, was 18 months. Performance share transactions under the terms of the LTSIP are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Balance at December 31, 2013	387,879	$18.23	-	$39.62	$27.61
Granted	139,611	31.07		31.07	31.07
Payout adjustment(1)	(76,657)	18.23		18.23	18.23
Distributed(1)	(51,104)	18.23		18.23	18.23
Forfeited	(5,660)	25.42	-	39.62	33.06
Balance at June 30, 2014	394,069	$25.42	-	$39.62	$31.80

(1) Actual shares and cash distributed were determined by multiplying the target shares by 0.40 to reflect Questar's final total shareholder return ranking among the specified peer companies for the performance period from January 1, 2011 through December 31, 2013.

Questar 2014 Form 10-Q	21

The above June 30, 2014 balance includes 6,475 vested target performance shares with a weighted-average grant-date fair value of $30.08 and expected distribution dates ranging from the first quarter of 2015 through the first quarter of 2017.

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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$145.0	$140.1	$541.3	$558.4	$968.1	$921.9
Wexpro	7.8	8.5	20.1	18.8	46.4	37.6
Questar Pipeline	48.1	47.0	96.1	95.3	190.3	197.8
Other	0.4	—	0.7	—	0.9	—
Total	$201.3	$195.6	$658.2	$672.5	$1,205.7	$1,157.3

Revenues from Affiliated Companies
Questar Gas	$—	$0.1	$—	$0.4	$0.2	$1.1
Wexpro	94.9	74.3	184.0	147.1	331.7	285.9
Questar Pipeline	17.7	17.7	37.0	37.2	76.5	74.8
Total	$112.6	$92.1	$221.0	$184.7	$408.4	$361.8

Operating Income (Loss)
Questar Gas	$0.3	$2.2	$70.1	$66.5	$105.5	$96.1
Wexpro	45.8	41.4	94.3	81.2	180.8	162.4
Questar Pipeline	30.4	28.1	60.5	58.3	37.7	119.7
Corporate and other	—	(0.5)	(0.1)	(3.4)	4.0	(3.4)
Total	$76.5	$71.2	$224.8	$202.6	$328.0	$374.8

Net Income (Loss)
Questar Gas	$(3.3)	$(1.2)	$36.3	$35.8	$53.3	$50.3
Wexpro	30.1	28.4	61.9	54.7	117.8	108.5
Questar Pipeline	15.7	14.5	31.4	30.3	9.3	62.3
Corporate and other	(2.2)	(2.3)	(4.2)	(8.5)	(6.1)	(11.2)
Total	$40.3	$39.4	$125.4	$112.3	$174.3	$209.9

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

Questar 2014 Form 10-Q	22

estimated net cost for the qualified pension plan is $13.6 million. The projected 2014 qualified pension plan funding is $43.0 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the Internal Revenue Service for the qualified plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The 2014 estimated net cost for the nonqualified pension plan is $4.0 million. Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost	$3.0	$3.6	$6.0	$7.1	$12.8	$13.5
Interest cost	8.3	7.7	16.7	15.5	31.8	31.4
Expected return on plan assets	(10.7)	(9.6)	(21.3)	(19.1)	(40.3)	(35.2)
Prior service and other costs	0.2	0.3	0.3	0.6	0.8	1.0
Recognized net actuarial loss	4.0	6.9	7.9	13.7	23.1	27.8
Net pension cost	$4.8	$8.9	$9.6	$17.8	$28.2	$38.5

The Company currently estimates a $2.1 million net cost for postretirement benefits other than pensions in 2014, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost	$0.1	$0.2	$0.3	$0.4	$0.6	$0.8
Interest cost	1.0	0.9	2.0	1.9	3.8	3.9
Expected return on plan assets	(0.7)	(0.6)	(1.5)	(1.3)	(2.8)	(2.5)
Amortization of transition obligation	—	—	—	—	—	0.8
Recognized net actuarial loss	0.3	0.7	0.6	1.4	2.2	2.8
Accretion of regulatory liability	0.2	0.1	0.4	0.3	0.6	0.2
Net postretirement benefit cost	$0.9	$1.3	$1.8	$2.7	$4.4	$6.0

Note 11 - Contingencies

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

Questar 2014 Form 10-Q	23

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

Note 12 - Asset Impairments

During the second quarter of 2014, Wexpro recorded a pre-tax abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field. Wexpro concluded that the field had reached the end of its productive life because it was no longer economical to produce natural gas and oil.

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses. Because of changes in expected cash flows in the third quarter of 2013 and the lack of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs.

Note 13 - Wexpro Acquisition of Producing Properties and Inclusion in Wexpro II Agreement

On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin (Trail acquisition). This acquisition was an addition to the company’s existing Trail assets, which are governed by the 1981 Wexpro Agreement. In the first quarter of 2014, the Public Service Commission of Utah and the Wyoming Public Service Commission (the Commissions) approved the inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014. The Wexpro II Agreement is modeled after the terms of the original Wexpro Agreement. Under the Wexpro II Agreement, Wexpro may acquire gas development properties and Questar Gas may submit an application to the Commissions to treat these properties similar to the original Wexpro properties. If the Commissions approve the applications, the gas will be developed for the benefit of Questar Gas customers. Wexpro will be entitled to a return on the acquisition costs based on Questar Gas's approved cost of capital. Future development investment will earn returns consistent with the original Wexpro Agreement.

Questar 2014 Form 10-Q	24

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2013 Form 10-K and analyzes the changes in the results of operations between the three, six and 12 months ended June 30, 2014 and 2013. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2013 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions, except per-share amounts)
Questar Gas	$(3.3)	$(1.2)	$(2.1)	$36.3	$35.8	$0.5	$53.3	$50.3	$3.0
Wexpro	30.1	28.4	1.7	61.9	54.7	7.2	117.8	108.5	9.3
Questar Pipeline(1)	15.7	14.5	1.2	31.4	30.3	1.1	9.3	62.3	(53.0)
Corporate and other	(2.2)	(2.3)	0.1	(4.2)	(8.5)	4.3	(6.1)	(11.2)	5.1
Net income	$40.3	$39.4	$0.9	$125.4	$112.3	$13.1	$174.3	$209.9	$(35.6)
Add: after-tax asset impairment charge(1)	—	—	—	—	—	—	52.4	—	52.4
Adjusted earnings	$40.3	$39.4	$0.9	$125.4	$112.3	$13.1	$226.7	$209.9	$16.8

Earnings per share - diluted	$0.23	$0.22	$0.01	$0.71	$0.64	$0.07	$0.99	$1.19	$(0.20)
Add: diluted loss per share attributable to impairment(1)	—	—	—	—	—	—	0.29	—	0.29
Adjusted earnings per share - diluted	$0.23	$0.22	$0.01	$0.71	$0.64	$0.07	$1.28	$1.19	$0.09

Weighted-average diluted shares	176.1	176.3	(0.2)	176.1	176.2	(0.1)	176.1	176.1	—

(1) Third quarter 2013 impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations due to the one-time nature of the impairment (see Note 12).

QUESTAR GAS
Questar Gas reported a net loss of $3.3 million in the second quarter of 2014 compared to a net loss of $1.2 million in the second quarter of 2013. Questar Gas net income was $36.3 million in the first half of 2014 compared to $35.8 million in the first half of 2013. Net income was $53.3 million in the 12 months ended June 30, 2014, compared to $50.3 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2014 Form 10-Q	25

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income (Loss)
Revenues
Residential and commercial sales	$124.4	$122.2	$2.2	$500.8	$522.1	$(21.3)	$889.0	$849.1	$39.9
Industrial sales	7.0	6.6	0.4	13.7	13.3	0.4	28.5	27.9	0.6
Transportation for industrial customers	4.3	3.1	1.2	8.6	6.6	2.0	16.4	13.0	3.4
Service	1.3	1.4	(0.1)	2.8	2.8	—	4.8	4.6	0.2
Other	8.0	6.9	1.1	15.4	14.0	1.4	29.6	28.4	1.2
Total Revenues	145.0	140.2	4.8	541.3	558.8	(17.5)	968.3	923.0	45.3
Cost of natural gas sold	87.2	83.5	3.7	341.8	374.1	(32.3)	618.3	595.7	22.6
Margin	57.8	56.7	1.1	199.5	184.7	14.8	350.0	327.3	22.7
Other Operating Expenses
Operating and maintenance	26.3	23.5	2.8	66.1	57.2	8.9	122.0	110.4	11.6
General and administrative	12.9	13.7	(0.8)	26.7	26.4	0.3	52.8	53.2	(0.4)
Retirement incentive	—	—	—	—	—	—	—	2.4	(2.4)
Depreciation and amortization	13.6	12.4	1.2	26.8	24.5	2.3	52.0	48.1	3.9
Other taxes	4.8	4.9	(0.1)	9.9	10.1	(0.2)	17.8	17.1	0.7
Total Other Operating Expenses	57.6	54.5	3.1	129.5	118.2	11.3	244.6	231.2	13.4
Net gain from asset sales	0.1	—	0.1	0.1	—	0.1	0.1	—	0.1
OPERATING INCOME	0.3	2.2	(1.9)	70.1	66.5	3.6	105.5	96.1	9.4
Interest and other income	1.3	1.3	—	2.6	2.5	0.1	5.2	5.6	(0.4)
Interest expense	(7.0)	(5.6)	(1.4)	(14.1)	(11.4)	(2.7)	(25.0)	(22.2)	(2.8)
Income taxes	2.1	0.9	1.2	(22.3)	(21.8)	(0.5)	(32.4)	(29.2)	(3.2)
NET INCOME (LOSS)	$(3.3)	$(1.2)	$(2.1)	$36.3	$35.8	$0.5	$53.3	$50.3	$3.0

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	14.5	15.1	(0.6)	58.4	68.2	(9.8)	105.1	107.4	(2.3)
Industrial sales	1.0	0.9	0.1	2.1	2.1	—	4.4	4.4	—
Transportation for industrial customers	18.1	12.7	5.4	38.6	29.6	9.0	73.5	61.2	12.3
Total industrial	19.1	13.6	5.5	40.7	31.7	9.0	77.9	65.6	12.3
Total deliveries	33.6	28.7	4.9	99.1	99.9	(0.8)	183.0	173.0	10.0
Natural gas revenue (per dth)
Residential and commercial sales	$8.61	$8.14	$0.47	$8.58	$7.66	$0.92	$8.46	$7.91	$0.55
Industrial sales	6.35	6.47	(0.12)	6.48	6.15	0.33	6.64	6.25	0.39
Transportation for industrial customers	0.24	0.25	(0.01)	0.22	0.22	—	0.22	0.21	0.01
Colder (warmer) than normal temperatures	(16%)	(8%)	(8%)	(16%)	13%	(29%)	(9%)	—%	(9%)
Temperature-adjusted usage per customer (dth)	17.2	16.3	0.9	67.2	63.9	3.3	111.3	105.9	5.4
Customers at June 30, (in thousands)	954	938	16

Questar 2014 Form 10-Q	26

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $1.1 million in the second quarter of 2014 compared to the second quarter of 2013, increased $14.8 million in the first half of 2014 compared to the first half of 2013 and increased $22.7 million in the 12 months ended June 30, 2014, compared to the 12 months ended June 30, 2013. Following is a summary of major changes in Questar Gas margin:

	3 Months 2014 vs. 2013	6 Months 2014 vs. 2013	12 Months 2014 vs. 2013
	(in millions)
Customer growth	$0.7	$2.4	$4.3
Transportation service growth	1.4	2.2	3.3
Change in rates	(0.3)	2.5	2.7
Infrastructure-replacement cost recovery	(2.3)	(1.6)	1.9
Demand-side management cost recovery	1.9	9.7	12.8
Alternative fuel tax credit	(0.6)	(0.6)	(1.2)
Recovery of gas-cost portion of bad-debt costs	0.3	—	(1.0)
Other	—	0.2	(0.1)
Increase	$1.1	$14.8	$22.7

At June 30, 2014, Questar Gas served 953,810 customers, up 1.6% from 938,342 at June 30, 2013. Customer growth increased the margin by $0.7 million in the second quarter of 2014, $2.4 million in the first half of 2014 and $4.3 million in the 12 months ended June 30, 2014.

Transportation service revenues increased the margin during the three-, six- and 12-month periods ended June 30, 2014, due to higher deliveries for electric generation and the switching of certain commercial customers from sales service to transportation service.

Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%.

On May 1, 2014, Questar Gas filed a general rate case in Wyoming requesting an increase in revenues of $1.9 million and an authorized return on equity of 10.05%. Hearings in this case are expected in the fourth quarter of 2014. Any change in rates would be effective March 1, 2015.

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

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program, and do it upon the completion of each project. The Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. Questar Gas margin from the infrastructure-replacement program was $2.3 million lower in the second quarter of 2014 than the second quarter of 2013, $1.6 million lower in the first half of 2014 compared to the first half of 2013 and $1.9 million higher in the 12 months ended June 30, 2014 compared to the 12 months ended June 30, 2013.

Higher recovery of demand-side management (DSM) costs increased Questar Gas margin during the three-, six- and 12-month periods ended June 30, 2014. DSM costs are incurred to promote energy conservation by customers. Changes in the margin contribution from DSM recovery revenues are offset by equivalent changes in program expenses.

Cost of Natural Gas Sold
Cost of natural gas sold increased 4% in the second quarter of 2014, decreased 9% in the first half of 2014 and increased 4% in the 12 months ended June 30, 2014, compared to the same periods of 2013. The increases in the second quarter and 12 months ended June 30, 2014 were primarily due to higher gas prices. The decrease for the first half of 2014 was due to lower volumes

Questar 2014 Form 10-Q	27

resulting from warmer weather. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the Wyoming Public Service Commission (PSCW). Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2014, Questar Gas had a $30.6 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of amounts recovered from customers.

Other Expenses
Operating and maintenance expenses increased 12% in the second quarter of 2014, increased 16% in the first half of 2014 and increased 11% in the 12 months ended June 30, 2014, compared to the same periods of 2013. These increases included higher DSM costs of $1.9 million, $9.7 million and $12.8 million for the three-, six- and 12-month periods, respectively. The DSM costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. Excluding DSM charges, operating and maintenance expenses increased 5% in the second quarter of 2014 compared to the second quarter of 2013 and decreased 2% and 1% in the six and 12 months ended June 30, 2014, respectively, compared to the prior year periods.

General and administrative expenses decreased 6% in the second quarter of 2014, and were essentially flat in the six and 12 months ended June 30, 2014, compared to the prior year periods. The decrease in the quarter was due to lower employee-related costs. Operating, maintenance, general and administrative expenses per customer, exclusive of DSM costs, were $142 in the 12 months ended June 30, 2014, compared to $146 in the 12 months ended June 30, 2013.

Other taxes were 2% lower in the second quarter and first half of 2014 and increased 4% in the 12 months ended June 30, 2014, compared to year-earlier periods. The variances were due primarily to changes in property tax estimates.

Depreciation and amortization expense increased 10% in the second quarter of 2014, increased 9% in the first half of 2014 and increased 8% in the 12 months ended June 30, 2014, compared to the 2013 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

Acquisition of Eagle Mountain City's Natural Gas System
In June 2014, Questar Gas reached an agreement with Eagle Mountain City to purchase the municipality's natural gas system in early 2015. The acquisition is contingent on meeting the purchase-agreement terms, including final approvals. The city has about 6,000 natural gas customers.

WEXPRO
Wexpro reported net income of $30.1 million in the second quarter of 2014 compared to $28.4 million in the second quarter of 2013, a 6% increase. Wexpro earned $61.9 million in the first half of 2014 compared to $54.7 million in the first half of 2013. Wexpro earned $117.8 million for the 12 months ended June 30, 2014, compared to $108.5 million for the year-earlier period.

Questar 2014 Form 10-Q	28

Following is a summary of Wexpro financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income
Revenues
Operator service fee	$93.8	$73.1	$20.7	$183.4	$145.7	$37.7	$331.7	$284.8	$46.9
Oil and NGL sales	8.4	9.7	(1.3)	18.2	20.1	(1.9)	39.0	38.6	0.4
Natural gas sales and other	0.5	—	0.5	2.5	0.1	2.4	7.4	0.1	7.3
Total Revenues	102.7	82.8	19.9	204.1	165.9	38.2	378.1	323.5	54.6
Operating Expenses
Operating and maintenance	6.9	7.1	(0.2)	14.2	14.2	—	27.8	27.6	0.2
Gathering and other handling	—	—	—	0.4	—	0.4	1.2	—	1.2
General and administrative	8.3	7.3	1.0	16.1	14.6	1.5	30.2	28.5	1.7
Retirement incentive	—	—	—	—	—	—	—	0.2	(0.2)
Production and other taxes	11.2	6.9	4.3	21.3	14.1	7.2	35.5	23.0	12.5
Depreciation, depletion and amortization	28.5	20.1	8.4	55.8	41.5	14.3	100.1	80.7	19.4
Abandonment and impairment	2.0	—	2.0	2.0	—	2.0	2.0	—	2.0
Oil and NGL income sharing	—	0.1	(0.1)	—	0.4	(0.4)	0.2	1.1	(0.9)
Total Operating Expenses	56.9	41.5	15.4	109.8	84.8	25.0	197.0	161.1	35.9
Net gain (loss) from asset sales	—	0.1	(0.1)	—	0.1	(0.1)	(0.3)	—	(0.3)
OPERATING INCOME	45.8	41.4	4.4	94.3	81.2	13.1	180.8	162.4	18.4
Interest and other income	0.1	1.6	(1.5)	0.4	2.8	(2.4)	2.6	4.1	(1.5)
Interest expense	—	—	—	—	—	—	(0.1)	—	(0.1)
Income taxes	(15.8)	(14.6)	(1.2)	(32.8)	(29.3)	(3.5)	(65.5)	(58.0)	(7.5)
NET INCOME	$30.1	$28.4	$1.7	$61.9	$54.7	$7.2	$117.8	$108.5	$9.3

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	17.7	14.8	2.9	36.2	30.2	6.0	65.2	58.4	6.8
Natural gas - sales (Bcf)	0.1	—	0.1	0.5	—	0.5	1.9	—	1.9
Oil and NGL (Mbbl)	143	146	(3)	309	311	(2)	615	657	(42)
Natural gas average sales price (per Mcf)	$3.82	$—	$3.82	$4.49	$—	$4.49	$3.96	$—	$3.96
Oil and NGL average sales price (per bbl)	$89.42	$82.64	$6.78	$86.77	$82.94	$3.83	$87.17	$80.08	$7.09
Investment base at June 30, (in millions)	$674.5	$546.9	$127.6

Revenues
Wexpro earned an 18.8% after-tax return on its average investment base for the 12 months ended June 30, 2014. Wexpro 2014 operating results benefited from a higher average investment base compared to the prior year periods. Pursuant to the terms of the Wexpro Agreement and the Wexpro II Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew by 23% in the 12 months ended June 30, 2014. The increase was due to investment in commercial wells and the addition of the Trail acquisition properties to the investment base in the first quarter of 2014, partially offset by additional deferred income taxes and depreciation, depletion and amortization recorded during the period.

Questar 2014 Form 10-Q	29

Following is a summary of changes in the Wexpro investment base:

	12 Months Ended June 30,
	2014	2013
	(in millions)
Beginning investment base	$546.9	$517.7
Property acquisitions	103.7	—
Successful development wells	132.0	120.2
Depreciation, depletion and amortization	(93.6)	(76.0)
Change in deferred income taxes	(14.5)	(15.0)
Ending investment base	$674.5	$546.9

Wexpro produced 17.7 Bcf of cost-of-service natural gas for Questar Gas during the second quarter of 2014, up 20% from the second quarter of 2013. Wexpro produced 36.2 Bcf of cost-of-service gas in the first half of 2014 compared to 30.2 Bcf in the first half of 2013. Wexpro produced 65.2 Bcf of cost-of-service gas in the 12 months ended June 30, 2014, compared to 58.4 Bcf in the 12 months ended June 30, 2013. Wexpro natural gas production provides over 60% of Questar Gas's annual supply requirements.

Revenues from oil and natural gas liquids (NGL) sales decreased 13% in the second quarter of 2014, decreased 9% in the first half of 2014, and were essentially flat in the 12 months ended June 30, 2014, compared to the year-earlier periods. The decreases for the quarter and first half were due to lower volumes of oil and NGL for which income is shared with Questar Gas customers pursuant to the Wexpro Agreement. Revenues from natural gas sales were primarily attributable to production from the Trail acquisition prior to its February 1, 2014 inclusion in the Wexpro II Agreement. See below and Note 13.

Expenses
Operating and maintenance expenses were down 3% in the second quarter of 2014, and were essentially unchanged for the six- and 12-month periods ended June 30, 2014, compared to prior year periods. The decrease for the quarter was due largely to lower water disposal and workover expenses. Lease operating expense per Mcfe was $0.37 in the first half of 2014 compared to $0.44 in the first half of 2013.

General and administrative expenses were higher in the three-, six- and 12-month periods ended June 30, 2014, compared to prior year periods. The increases were due to higher employee and corporate allocated costs.

Production and other taxes were significantly higher in the three, six and 12 months ended June 30, 2014, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

In the second quarter of 2014, Wexpro recorded an abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field since the field has reached the end of its productive life.

Depreciation, depletion and amortization expense increased 42% in the second quarter of 2014, increased 34% in the first half of 2014 and increased 24% in the 12 months ended June 30, 2014, compared to the 2013 periods. The increases were due to higher production volumes and investment in natural gas properties, wells and facilities. The increases also included $3.2 million of additional depreciation expense in the second quarter of 2014 related to the impairment of the Brady field. This amount was included in the operator service fee for the second quarter of 2014.

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

Questar 2014 Form 10-Q	30

Acquisition of Producing Properties and Inclusion in Wexpro II
On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin for $104.3 million, after post-closing adjustments. In the first quarter of 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014. As part of this stipulation, Wexpro agreed to a provision to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

QUESTAR PIPELINE
Questar Pipeline reported second quarter 2014 net income of $15.7 million compared with $14.5 million in the second quarter of 2013, an 8% increase. Questar Pipeline earned $31.4 million in the first half of 2014, up from $30.3 million in the first half of 2013. Questar Pipeline earned $9.3 million in the 12 months ended June 30, 2014, compared to $62.3 million in the 12 months ended June 30, 2013. The primary driver of the significant decrease in earnings for the 12 months ended June 30, 2014 was a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.

Questar 2014 Form 10-Q	31

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income
Revenues
Transportation	$48.3	$48.0	$0.3	$97.7	$97.2	$0.5	$195.1	$194.5	$0.6
Storage	9.2	9.2	—	18.8	18.9	(0.1)	37.2	38.0	(0.8)
NGL sales - transportation	2.1	1.7	0.4	4.1	3.7	0.4	8.1	6.8	1.3
NGL sales - field services	—	0.4	(0.4)	—	1.3	(1.3)	0.6	5.0	(4.4)
Energy services	3.4	3.5	(0.1)	6.2	6.5	(0.3)	12.4	14.3	(1.9)
Natural gas sales	—	—	—	1.5	0.8	0.7	4.5	5.2	(0.7)
Other	2.8	1.9	0.9	4.8	4.1	0.7	8.9	8.8	0.1
Total Revenues	65.8	64.7	1.1	133.1	132.5	0.6	266.8	272.6	(5.8)
Operating Expenses
Operating and maintenance	7.9	7.0	0.9	16.0	14.4	1.6	34.1	32.3	1.8
General and administrative	10.8	12.1	(1.3)	22.3	24.5	(2.2)	44.5	50.0	(5.5)
Retirement incentive	—	—	—	—	—	—	—	0.9	(0.9)
Depreciation and amortization	13.6	14.1	(0.5)	27.2	28.2	(1.0)	54.5	55.5	(1.0)
Asset impairment	—	—	—	—	—	—	80.6	—	80.6
Other taxes	2.4	2.4	—	4.7	4.9	(0.2)	9.1	9.1	—
Cost of sales	0.7	1.0	(0.3)	2.4	2.2	0.2	6.3	7.7	(1.4)
Total Operating Expenses	35.4	36.6	(1.2)	72.6	74.2	(1.6)	229.1	155.5	73.6
Net gain from asset sales	—	—	—	—	—	—	—	2.6	(2.6)
OPERATING INCOME	30.4	28.1	2.3	60.5	58.3	2.2	37.7	119.7	(82.0)
Interest and other income	0.1	0.3	(0.2)	0.4	0.6	(0.2)	1.6	0.9	0.7
Income from unconsolidated affiliate	0.9	1.0	(0.1)	1.8	1.9	(0.1)	3.6	3.8	(0.2)
Interest expense	(6.6)	(6.5)	(0.1)	(13.1)	(13.0)	(0.1)	(25.9)	(26.1)	0.2
Income taxes	(9.1)	(8.4)	(0.7)	(18.2)	(17.5)	(0.7)	(7.7)	(36.0)	28.3
NET INCOME	$15.7	$14.5	$1.2	$31.4	$30.3	$1.1	$9.3	$62.3	$(53.0)

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	188.1	190.0	(1.9)	357.8	371.8	(14.0)	739.4	777.9	(38.5)
For Questar Gas	17.8	14.8	3.0	64.0	66.7	(2.7)	116.8	107.6	9.2
Total transportation	205.9	204.8	1.1	421.8	438.5	(16.7)	856.2	885.5	(29.3)
Transportation revenue (per dth)	$0.23	$0.23	$—	$0.23	$0.22	$0.01	$0.23	$0.22	$0.01
Net firm-daily transportation demand at June 30, (in Mdth)	5,060	5,028	32
Natural gas processing
NGL sales (Mbbl)	37	38	(1)	69	85	(16)	147	206	(59)
NGL average sales price (per bbl)	$57.99	$53.29	$4.70	$59.91	$58.48	$1.43	$59.73	$57.30	$2.43

Revenues
As of June 30, 2014, Questar Pipeline had net firm transportation contracts of 5,060 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,028 Mdth per day as of June 30, 2013. Questar Pipeline earns more revenue from Questar Gas than from any other single customer, with contracts for 916 Mdth per

Questar 2014 Form 10-Q	32

day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 504 Mdth per day with a weighted-average remaining life of 7.1 years. White River Hub’s contracts have a weighted-average remaining life of 11.8 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with the contracts extending through 2018. Storage revenue was essentially flat in the second quarter and first half of 2014 compared to the 2013 periods and fell 2% for the 12 months ended June 30, 2014 relative to the 2013 period due to an expired park-and-loan contract.

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

Regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations increased 24% in the second quarter of 2014, increased 11% in the first half of 2014 and increased 19% in the 12 months ended June 30, 2014, compared to the prior year periods. The increases resulted from higher volumes and higher net revenue per barrel.

There were no NGL sales for the unregulated subsidiary in the second quarter or first half of 2014 and sales decreased 88% in the 12 months ended June 30, 2014, compared to the prior year period due to upstream processing.

Energy services revenue was 3% lower in the second quarter of 2014, 5% lower in the first half of 2014 and 13% lower in the 12 months ended June 30, 2014 when compared to 2013 due to lower demand for products and services driven by lower drilling activity in the Rockies.

Periodically, Questar Pipeline sells natural gas to settle gas imbalances. Generally, revenue received from the sale of natural gas approximates cost; however Questar Pipeline realized a $1.3 million gain on the sale of natural gas in the fourth quarter of 2012.

Other revenues increased in the three- and six-month periods ended June 30, 2014, primarily due to receipt of incentive payments under renegotiated processing agreements to manage gas interchangeability on Questar Pipeline’s system.

Expenses
Operating and maintenance expenses increased 13% in the second quarter of 2014, increased 11% in the first half of 2014 and increased 6% in the 12 months ended June 30, 2014, compared to the corresponding 2013 periods. The increases were largely driven by higher maintenance and supplies expenses.

General and administrative expenses decreased 11% in the second quarter of 2014, decreased 9% in the first half of 2014 and decreased 11% in the 12 months ended June 30, 2014, compared to the 2013 periods. The second quarter and first half decreases were due to lower employee-related costs. The 12-month decrease was primarily due to lower employee-related and communication expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first half of 2014, unchanged from the first half of 2013.

Depreciation and amortization expense decreased 4% in the second quarter and first half of 2014 and decreased 2% in the 12 months ended June 30, 2014, compared to the 2013 periods. The modest decreases resulted from lower property, plant and equipment due to the impairment of the eastern segment of Southern Trails Pipeline.

Questar 2014 Form 10-Q	33

Questar Southern Trails Pipeline
Questar Pipeline and its partner, a unit of Spectra Energy, are continuing development work on the Inland California Express (ICE) project to potentially recommission the western segment of Southern Trails Pipeline to transport crude oil. The western segment extends 96 miles from Whitewater to Long Beach, California. The project would include the development of a rail terminal to offload up to 120,000 barrels per day of crude into the pipeline for delivery to refineries in Southern California. Preliminary environmental survey work has been completed on the existing pipeline corridor, preliminary engineering is underway on preferred unloading terminal sites and city, county, state and federal agency meetings have been conducted. The partners continue to market the project and are currently working with refiners to outline the general framework for potential service agreements. It is anticipated that over the next several months a preferred unloading terminal site will be selected, preliminary engineering will be complete and conditional land-use applications will be submitted to maintain an early-2017 in-service schedule.

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

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling began its operation in mid-2012 to provide natural gas fueling infrastructure nationally, with specific focus on the medium- to heavy-duty vehicle market. Questar Fueling placed two compressed natural gas facilities in service during 2013 and has several locations secured for additional facilities throughout 2014. Construction has started for three of these sites located in Texas and Kansas, with completion scheduled for the third quarter of 2014. Questar Fueling net losses included in other consolidated results are presented below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Questar Fueling net loss	$(0.3)	$(0.2)	$(0.6)	$(0.4)	$(1.0)	$(0.7)

Interest Expense
Consolidated interest expense was 10% higher in the first half of 2014 compared to the first half of 2013 due to higher long-term debt balances.

Income Taxes
Questar's effective combined federal and state income tax rate was 36.7% in the first half of 2014 compared to 38.2% in the first half of 2013. The higher rate in the first half of 2013 was due to adjustments to the 2013 state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Retirement Incentive
In 2012 Questar offered a retirement incentive to eligible employees of six months additional salary. Approximately 100 employees accepted this offer and retired in early 2013. The $4.9 million incentive cost was recognized in the fourth quarter of 2012.

Questar 2014 Form 10-Q	34

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities decreased 16% in the first half of 2014 compared to the first half of 2013 due primarily to tax law changes related to bonus depreciation and changes in regulatory assets and liabilities. Net cash provided by operating activities is presented below:

	6 Months Ended June 30,
	2014	2013	Change
	(in millions)
Net income	$125.4	$112.3	$13.1
Noncash adjustments to net income	120.8	162.5	(41.7)
Changes in operating assets and liabilities	37.6	62.8	(25.2)
Net cash provided by operating activities	$283.8	$337.6	$(53.8)

Investing Activities
Capital expenditures for the first half of 2014 and 2013 and a forecast for calendar year 2014 are presented below:

	6 Months Ended June 30,		Forecast 12 Months Ending December 31,
	2014	2013	2014
	(in millions)
Questar Gas	$87.8	$74.1	$190
Wexpro	19.4	83.6	100
Questar Pipeline	17.2	32.3	80
Corporate and other	10.0	2.9	30
Total capital expenditures	$134.4	$192.9	$400

Questar Gas's 2014 capital-spending forecast of about $190 million includes investments to provide service to approximately 16,300 additional customers, distribution-system upgrades and expansions, and infrastructure replacements of about $65 million. Wexpro expects to spend about $100 million in 2014 for developmental gas drilling and property acquisitions. Questar Pipeline's 2014 capital-spending forecast is about $80 million, primarily for pipeline replacements.

Financing Activities
In the first half of 2014, the Company reduced short-term debt by $99.0 million from the excess of net cash provided by operating activities over net cash used in investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a five-year revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at June 30, 2014, with no amounts borrowed. Commercial paper outstanding amounted to $177.0 million at June 30, 2014, compared with $206.0 million a year earlier.

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

At June 30, 2014, combined short-term debt, long-term debt and capital lease obligation were 54% and equity was 46% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

Questar 2014 Form 10-Q	35

Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued under Company incentive plans. Questar did not repurchase any shares under this program during 2013 or the first half of 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk are disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, there were no material changes in quantitative and qualitative disclosures about market risk.

Forward-Looking Statements
This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, development efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations, and financial results.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on such evaluation, such officers have concluded that, as of June 30, 2014, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2014 Form 10-Q	36

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Note 11 to the financial statements included in Item 1 of Part I of this Quarterly Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the second quarter of 2014. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2014:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 April 1, 2014 through April 30, 2014	—	$—	—	1,000,000
Month #2 May 1, 2014 through May 31, 2014	8,688	$24.02	—	1,000,000
Month #3 June 1, 2014 through June 30, 2014	851	$24.00	—	1,000,000
Total	9,539	$24.01	—

(1) There were 8,688 shares purchased in Month #2 and 851 shares purchased in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options. There were no such share purchases in Month #1.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

Questar 2014 Form 10-Q	37

ITEM 6.  EXHIBITS.

The following exhibits are being filed as part of this report:

Exhibits No.	Exhibits

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2014 Form 10-Q	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

July 31, 2014	/s/ Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar and Questar Gas

July 31, 2014	/s/ R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

July 31, 2014	/s/ Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2014 Form 10-Q	39

Exhibits No.	Exhibits

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.

Questar 2014 Form 10-Q	40