Form 10-Q
period 2014-09-30
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2014-10-30
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of September 30, 2014.

Questar Corporation	without par value	175,256,549
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$100.7	$89.4	$642.0	$647.8	$979.4	$928.8
Wexpro	9.4	13.2	29.5	32.0	42.6	41.0
Questar Pipeline	47.3	47.0	143.4	142.3	190.6	195.3
Other	0.5	—	1.2	—	1.4	—
Total Revenues	157.9	149.6	816.1	822.1	1,214.0	1,165.1

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(42.3)	(35.0)	81.6	157.4	210.1	250.6
Operating and maintenance	39.2	36.4	136.1	122.2	188.2	169.8
General and administrative	26.0	24.4	88.0	90.2	118.8	123.0
Retirement incentive	—	—	—	—	—	4.9
Production and other taxes	16.8	15.2	53.4	45.2	65.6	55.1
Depreciation, depletion and amortization	50.8	47.4	162.9	143.4	214.3	189.4
Abandonment and impairment	—	80.6	2.0	80.6	2.0	80.6
Total Operating Expenses	90.5	169.0	524.0	639.0	799.0	873.4
Net gain from asset sales	1.5	—	1.6	0.1	1.3	0.1
OPERATING INCOME (LOSS)	68.9	(19.4)	293.7	183.2	416.3	291.8
Interest and other income	2.0	3.1	5.0	9.2	5.7	10.5
Income from unconsolidated affiliate	0.9	0.9	2.7	2.8	3.6	3.7
Interest expense	(15.7)	(13.9)	(47.3)	(42.7)	(61.5)	(56.3)
INCOME (LOSS) BEFORE INCOME TAXES	56.1	(29.3)	254.1	152.5	364.1	249.7
Income taxes	(17.5)	10.1	(90.1)	(59.4)	(132.0)	(92.8)
NET INCOME (LOSS)	$38.6	$(19.2)	$164.0	$93.1	$232.1	$156.9

Earnings (Loss) Per Common Share
Basic	$0.22	$(0.11)	$0.93	$0.53	$1.32	$0.89
Diluted	0.22	(0.11)	0.93	0.53	1.32	0.89
Weighted-average common shares outstanding
Used in basic calculation	175.8	175.5	175.8	175.4	175.7	175.5
Used in diluted calculation	176.1	175.5	176.1	176.1	176.0	176.1
Dividends per common share	$0.19	$0.18	$0.56	$0.53	$0.74	$0.70

See notes accompanying the financial statements

Questar 2014 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Net income (loss)	$38.6	$(19.2)	$164.0	$93.1	$232.1	$156.9
Other comprehensive income (loss):
Pension and other postretirement benefits	3.7	9.0	12.5	24.7	156.6	(28.1)
Interest rate cash flow hedge amortization	0.1	0.1	0.4	0.4	0.5	0.4
Change in fair value of long-term investment	—	—	—	(0.1)	—	(0.1)
Income taxes	(1.3)	(3.4)	(4.9)	(9.4)	(60.2)	10.8
Net other comprehensive income (loss)	2.5	5.7	8.0	15.6	96.9	(17.0)
COMPREHENSIVE INCOME (LOSS)	$41.1	$(13.5)	$172.0	$108.7	$329.0	$139.9

See notes accompanying the financial statements

Questar 2014 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2014	Sept. 30, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$7.3	$—	$16.0
Accounts receivable, net	57.3	58.0	123.8
Unbilled gas accounts receivable	12.8	11.7	93.4
Gas stored underground	69.3	59.4	40.0
Materials and supplies	25.2	24.0	23.7
Current regulatory assets	84.2	49.3	35.8
Prepaid expenses and other	6.3	6.0	9.5
Deferred income taxes - current	14.7	8.8	9.7
Total Current Assets	277.1	217.2	351.9
Property, Plant and Equipment	5,852.3	5,583.8	5,674.7
Accumulated depreciation, depletion and amortization	(2,185.2)	(2,037.9)	(2,071.7)
Net Property, Plant and Equipment	3,667.1	3,545.9	3,603.0
Investment in unconsolidated affiliate	24.9	25.8	25.6
Noncurrent regulatory assets	18.6	21.3	20.5
Other noncurrent assets	50.2	50.9	53.3
TOTAL ASSETS	$4,037.9	$3,861.1	$4,054.3

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$—	$1.6	$—
Short-term debt	234.0	355.0	276.0
Accounts payable and accrued expenses	225.4	211.6	264.8
Current regulatory liabilities	11.0	1.8	14.1
Current portion of long-term debt and capital lease obligation	1.0	0.8	0.9
Total Current Liabilities	471.4	570.8	555.8
Long-term debt and capital lease obligation, less current portion	1,283.3	1,136.1	1,285.5
Deferred income taxes	718.5	645.9	707.2
Asset retirement obligations	69.2	65.9	67.7
Defined benefit pension plan and other postretirement benefits	73.3	257.3	113.2
Noncurrent regulatory liabilities	67.9	59.5	61.2
Customer contributions in aid of construction	29.6	31.5	29.1
Other noncurrent liabilities	45.4	35.5	35.8

COMMON SHAREHOLDERS' EQUITY
Common stock	471.5	449.7	464.5
Retained earnings	941.6	839.6	876.1
Accumulated other comprehensive (loss)	(133.8)	(230.7)	(141.8)
Total Common Shareholders' Equity	1,279.3	1,058.6	1,198.8
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,037.9	$3,861.1	$4,054.3
See notes accompanying the financial statements

Questar 2014 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$164.0	$93.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	169.1	148.7
Deferred income taxes	1.4	37.2
Abandonment and impairment	2.0	80.6
Share-based compensation	8.5	7.7
Net (gain) from asset sales	(1.6)	(0.1)
(Income) from unconsolidated affiliate	(2.7)	(2.8)
Distributions from unconsolidated affiliate and other	4.1	4.2
Changes in operating assets and liabilities	17.7	55.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	362.5	424.0

INVESTING ACTIVITIES
Property, plant and equipment	(235.3)	(287.4)
Wexpro acquisition of producing properties	—	(106.7)
Cash used in disposition of assets	(2.6)	(3.1)
Proceeds from disposition of assets	9.4	0.6
NET CASH USED IN INVESTING ACTIVITIES	(228.5)	(396.6)

FINANCING ACTIVITIES
Common stock issued	1.0	2.2
Common stock repurchased	(3.8)	(4.2)
Change in short-term debt	(42.0)	92.0
Checks outstanding in excess of cash balances	—	1.6
Long-term debt and capital lease obligation repaid	(0.7)	(42.6)
Long-term debt issuance costs	—	(1.7)
Dividends paid	(98.5)	(93.0)
Tax benefits from share-based compensation	1.3	1.5
NET CASH USED IN FINANCING ACTIVITIES	(142.7)	(44.2)
Change in cash and cash equivalents	(8.7)	(16.8)
Beginning cash and cash equivalents	16.0	16.8
Ending cash and cash equivalents	$7.3	$—

See notes accompanying the financial statements

Questar 2014 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$100.7	$89.4	$642.0	$647.8	$979.4	$928.8
From affiliated company	—	0.2	—	0.6	—	0.8
Total Revenues	100.7	89.6	642.0	648.4	979.4	929.6

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	56.8	50.1	398.6	424.2	625.0	601.1
Operating and maintenance	22.7	20.9	88.8	78.1	123.8	109.9
General and administrative	12.3	12.1	39.0	38.5	53.0	53.2
Retirement incentive	—	—	—	—	—	2.4
Depreciation and amortization	13.5	12.4	40.3	36.9	53.1	49.1
Other taxes	4.8	5.3	14.7	15.4	17.3	18.3
Total Operating Expenses	110.1	100.8	581.4	593.1	872.2	834.0
Net gain from asset sales	—	—	0.1	—	0.1	—
OPERATING INCOME (LOSS)	(9.4)	(11.2)	60.7	55.3	107.3	95.6
Interest and other income	1.7	1.3	4.3	3.8	5.6	5.5
Interest expense	(7.1)	(5.3)	(21.2)	(16.7)	(26.8)	(21.7)
INCOME (LOSS) BEFORE INCOME TAXES	(14.8)	(15.2)	43.8	42.4	86.1	79.4
Income taxes	5.7	6.2	(16.6)	(15.6)	(32.9)	(28.8)
NET INCOME (LOSS)	$(9.1)	$(9.0)	$27.2	$26.8	$53.2	$50.6

See notes accompanying the financial statements

Questar 2014 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2014	Sept. 30, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$8.8
Accounts receivable, net	27.6	24.2	88.9
Unbilled gas accounts receivable	12.8	11.7	93.4
Accounts receivable from affiliates	44.7	31.4	30.4
Gas stored underground	66.8	56.5	39.2
Materials and supplies	14.0	12.2	12.1
Current regulatory assets	82.6	45.5	30.2
Prepaid expenses and other	2.6	2.4	3.0
Deferred income taxes - current	3.0	1.5	2.9
Total Current Assets	254.1	185.4	308.9
Property, Plant and Equipment	2,315.1	2,147.8	2,203.0
Accumulated depreciation and amortization	(770.4)	(739.4)	(745.2)
Net Property, Plant and Equipment	1,544.7	1,408.4	1,457.8
Noncurrent regulatory assets	14.4	16.5	16.1
Goodwill	5.6	5.6	5.6
Other noncurrent assets	3.7	3.0	4.0
TOTAL ASSETS	$1,822.5	$1,618.9	$1,792.4

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$2.1	$1.4	$—
Notes payable to Questar	90.8	195.0	17.7
Accounts payable and accrued expenses	91.8	80.3	139.2
Accounts payable to affiliates	52.2	49.9	67.8
Customer advances	23.2	21.9	19.8
Current regulatory liabilities	10.4	0.5	11.1
Total Current Liabilities	270.5	349.0	255.6
Long-term debt	534.5	384.5	534.5
Deferred income taxes	348.5	330.7	340.7
Noncurrent regulatory liabilities	59.1	51.3	53.0
Customer contributions in aid of construction	29.6	31.5	29.1
Other noncurrent liabilities	2.8	3.0	3.2

COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	264.9	173.6	263.9
Retained earnings	289.6	272.3	289.4
Total Common Shareholder's Equity	577.5	468.9	576.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,822.5	$1,618.9	$1,792.4
See notes accompanying the financial statements

Questar 2014 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$27.2	$26.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.2	40.7
Deferred income taxes	7.7	29.1
Share-based compensation	1.0	1.1
Net (gain) from asset sales	(0.1)	—
Changes in operating assets and liabilities	2.6	49.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	82.6	147.6

INVESTING ACTIVITIES
Property, plant and equipment	(138.2)	(119.3)
Cash used in disposition of assets	(2.2)	(2.5)
Proceeds from disposition of assets	0.8	0.3
Affiliated-company property, plant and equipment transfers	—	10.8
NET CASH USED IN INVESTING ACTIVITIES	(139.6)	(110.7)

FINANCING ACTIVITIES
Change in notes payable to Questar	73.1	28.9
Checks outstanding in excess of cash balances	2.1	1.4
Long-term debt repaid	—	(42.0)
Dividends paid to Questar	(27.0)	(26.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48.2	(38.3)
Change in cash and cash equivalents	(8.8)	(1.4)
Beginning cash and cash equivalents	8.8	1.4
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2014 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$47.3	$47.0	$143.4	$142.3	$190.6	$195.3
From affiliated companies	17.7	17.6	54.7	54.8	76.6	74.0
Total Revenues	65.0	64.6	198.1	197.1	267.2	269.3

OPERATING EXPENSES
Operating and maintenance	9.5	8.8	25.5	23.2	34.8	32.0
General and administrative	10.2	10.8	32.5	35.3	43.9	48.8
Retirement incentive	—	—	—	—	—	0.9
Depreciation and amortization	13.5	14.0	40.7	42.2	54.0	55.9
Asset impairment	—	80.6	—	80.6	—	80.6
Other taxes	2.4	2.5	7.1	7.4	9.0	9.2
Cost of sales (excluding operating expenses shown separately)	0.6	0.5	3.0	2.7	6.4	7.5
Total Operating Expenses	36.2	117.2	108.8	191.4	148.1	234.9
Net gain from asset sales	—	—	—	—	—	0.1
OPERATING INCOME (LOSS)	28.8	(52.6)	89.3	5.7	119.1	34.5
Interest and other income	0.3	0.6	0.7	1.2	1.3	1.5
Income from unconsolidated affiliate	0.9	0.9	2.7	2.8	3.6	3.7
Interest expense	(6.5)	(6.5)	(19.6)	(19.5)	(25.9)	(26.0)
INCOME (LOSS) BEFORE INCOME TAXES	23.5	(57.6)	73.1	(9.8)	98.1	13.7
Income taxes	(8.6)	19.7	(26.8)	2.2	(36.0)	(6.4)
NET INCOME (LOSS)	$14.9	$(37.9)	$46.3	$(7.6)	$62.1	$7.3

See notes accompanying the financial statements

Questar 2014 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Net income (loss)	$14.9	$(37.9)	$46.3	$(7.6)	$62.1	$7.3
Other comprehensive income (loss):
Interest rate cash flow hedge amortization	0.1	0.1	0.4	0.4	0.5	0.4
Income taxes	—	—	(0.1)	(0.1)	(0.2)	(0.1)
Net other comprehensive income	0.1	0.1	0.3	0.3	0.3	0.3
COMPREHENSIVE INCOME (LOSS)	$15.0	$(37.8)	$46.6	$(7.3)	$62.4	$7.6

See notes accompanying the financial statements

Questar 2014 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2014	Sept. 30, 2013	Dec. 31, 2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.4	$1.5	$2.7
Notes receivable from Questar	35.2	36.6	29.4
Accounts receivable, net	17.3	17.8	18.5
Accounts receivable from affiliates	37.8	32.7	36.6
Gas stored underground	2.5	2.9	0.8
Materials and supplies	6.9	7.5	7.3
Current regulatory assets	1.6	3.8	5.6
Prepaid expenses and other	1.7	1.8	4.4
Deferred income taxes - current	1.8	1.6	1.8
Total Current Assets	105.2	106.2	107.1
Property, Plant and Equipment	1,824.0	1,766.1	1,774.3
Accumulated depreciation and amortization	(662.9)	(617.8)	(627.2)
Net Property, Plant and Equipment	1,161.1	1,148.3	1,147.1
Investment in unconsolidated affiliate	24.9	25.8	25.6
Goodwill	4.2	4.2	4.2
Noncurrent regulatory and other assets	7.2	8.2	7.7
TOTAL ASSETS	$1,302.6	$1,292.7	$1,291.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$41.1	$35.9	$25.6
Accounts payable to affiliates	3.6	3.7	9.4
Current regulatory liabilities	0.6	1.3	3.0
Total Current Liabilities	45.3	40.9	38.0
Long-term debt	458.8	458.8	458.9
Deferred income taxes	230.0	226.9	228.6
Noncurrent regulatory and other liabilities	16.1	13.9	13.9

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	351.0	349.2	349.5
Retained earnings	217.4	219.3	219.1
Accumulated other comprehensive (loss)	(22.6)	(22.9)	(22.9)
Total Common Shareholder's Equity	552.4	552.2	552.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,302.6	$1,292.7	$1,291.7

See notes accompanying the financial statements

Questar 2014 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	$46.3	$(7.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42.5	44.1
Deferred income taxes	1.3	(15.7)
Asset impairment	—	80.6
Share-based compensation	1.5	1.6
(Income) from unconsolidated affiliate	(2.7)	(2.8)
Distributions from unconsolidated affiliate and other	3.8	3.9
Changes in operating assets and liabilities	4.3	3.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	97.0	107.7

INVESTING ACTIVITIES
Property, plant and equipment	(45.3)	(56.2)
Cash used in disposition of assets	(0.4)	(0.6)
Proceeds from disposition of assets	0.2	0.1
Affiliated-company property, plant and equipment transfers	—	(10.7)
NET CASH USED IN INVESTING ACTIVITIES	(45.5)	(67.4)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(5.8)	2.1
Dividends paid to Questar	(48.0)	(48.0)
NET CASH USED IN FINANCING ACTIVITIES	(53.8)	(45.9)
Change in cash and cash equivalents	(2.3)	(5.6)
Beginning cash and cash equivalents	2.7	7.1
Ending cash and cash equivalents	$0.4	$1.5

See notes accompanying the financial statements

Questar 2014 Form 10-Q	13

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

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and 12 months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Questar Gas
Gas purchases	$0.1	$0.1	$96.7	$113.7	$169.6	$153.6
Operator service fee	82.3	68.2	265.8	215.2	345.2	284.7
Transportation and storage	18.1	18.5	58.8	58.6	80.3	79.7
Gathering	4.5	4.5	14.2	13.6	19.4	18.1
Royalties	14.9	11.0	50.5	32.4	62.4	41.0
Storage (injection) withdrawal, net	(39.0)	(37.3)	(27.6)	(18.1)	(10.3)	1.9
Purchased-gas account adjustment	(25.3)	(15.9)	(63.4)	5.1	(46.5)	17.2
Other	1.2	1.0	3.6	3.7	4.9	4.9
Total Questar Gas cost of natural gas sold	56.8	50.1	398.6	424.2	625.0	601.1
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(99.9)	(85.6)	(320.6)	(269.5)	(422.0)	(358.0)
Total Questar Gas cost of natural gas sold - unaffiliated parties	(43.1)	(35.5)	78.0	154.7	203.0	243.1
Questar Pipeline
Total Questar Pipeline cost of sales	0.6	0.5	3.0	2.7	6.4	7.5
Other cost of sales	0.2	—	0.6	—	0.7	—
Total cost of sales	$(42.3)	$(35.0)	$81.6	$157.4	$210.1	$250.6

Note 3 - Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed restricted stock units (RSUs). Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividends and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends are participating securities for the computation of basic EPS. The application of the two-class method had an insignificant impact on the calculation of both basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Weighted-average basic common shares outstanding	175.8	175.5	175.8	175.4	175.7	175.5
Potential number of shares issuable under the Company's LTSIP	0.3	—	0.3	0.7	0.3	0.6
Weighted-average diluted common shares outstanding	176.1	175.5	176.1	176.1	176.0	176.1

There were no potential shares included in the diluted EPS calculation for the third quarter of 2013 because any such shares would be anti-dilutive due to the net loss in the quarter.

Questar 2014 Form 10-Q	15

Note 4 - Other Comprehensive Income

Comprehensive income (loss), as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income (loss) as reported in the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension and other postretirement benefit (OPRB) costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold or otherwise realized.

Details of the changes in the components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown in the tables below. The tables also disclose details of income taxes related to each component of OCI.

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	3 Months Ended				3 Months Ended
	September 30, 2014				September 30, 2013
	(in millions)
AOCI at beginning of period	$(113.7)	$(22.7)	$0.1	$(136.3)	$(213.5)	$(23.0)	$0.1	$(236.4)
Reclassified from AOCI(1)	3.7	0.1	—	3.8	9.0	0.1	—	9.1
Income taxes
Reclassified from AOCI(2)	(1.3)	—	—	(1.3)	(3.4)	—	—	(3.4)
Net other comprehensive income	2.4	0.1	—	2.5	5.6	0.1	—	5.7
AOCI at September 30,	$(111.3)	$(22.6)	$0.1	$(133.8)	$(207.9)	$(22.9)	$0.1	$(230.7)

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	9 Months Ended				9 Months Ended
	September 30, 2014				September 30, 2013
	(in millions)
AOCI at beginning of period	$(119.0)	$(22.9)	$0.1	$(141.8)	$(223.2)	$(23.2)	$0.1	$(246.3)
OCI before reclassifications	—	—	—	—	—	—	(0.1)	(0.1)
Reclassified from AOCI(1)	12.5	0.4	—	12.9	24.7	0.4	—	25.1
Income taxes
OCI before reclassifications	—	—	—	—	—	—	0.1	0.1
Reclassified from AOCI(2)	(4.8)	(0.1)	—	(4.9)	(9.4)	(0.1)	—	(9.5)
Total income taxes	(4.8)	(0.1)	—	(4.9)	(9.4)	(0.1)	0.1	(9.4)
Net other comprehensive income	7.7	0.3	—	8.0	15.3	0.3	—	15.6
AOCI at September 30,	$(111.3)	$(22.6)	$0.1	$(133.8)	$(207.9)	$(22.9)	$0.1	$(230.7)

Questar 2014 Form 10-Q	16

	Pension and OPRB	Interest rate cash flow hedges	Long-term invest.	Total
	12 Months Ended
	September 30, 2014
	(in millions)
AOCI at beginning of period	$(207.9)	$(22.9)	$0.1	$(230.7)
OCI before reclassifications	135.8	—	—	135.8
Reclassified from AOCI(1)	20.8	0.5	—	21.3
Income taxes
OCI before reclassifications	(51.9)	—	—	(51.9)
Reclassified from AOCI(2)	(8.1)	(0.2)	—	(8.3)
Total income taxes	(60.0)	(0.2)	—	(60.2)
Net other comprehensive income	96.6	0.3	—	96.9
AOCI at September 30,	$(111.3)	$(22.6)	$0.1	$(133.8)

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

Comprehensive income (loss), as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income (loss) as reported in the Questar Pipeline Consolidated Statements of Income and net OCI. OCI includes interest rate cash flow hedges and the related income taxes. Income or loss is recognized as the company records interest expense for hedged interest payments. Disclosures above regarding interest rate cash flow hedges, including related income taxes and income statement reclassification effects, apply to Questar Pipeline.

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

Questar 2014 Form 10-Q	17

Changes in Questar's AROs from the Condensed Consolidated Balance Sheets were as follows:

	9 Months Ended
	September 30,
	2014	2013
	(in millions)
AROs at beginning of year	$67.7	$67.2
Accretion	2.5	2.4
Liabilities incurred	0.7	4.2
Revisions in estimated cash flows	0.4	(6.8)
Liabilities settled	(2.1)	(1.1)
AROs at September 30,	$69.2	$65.9

Wexpro collects from Questar Gas and deposits in trust certain funds related to AROs. The funds are recorded as other noncurrent assets and used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro Agreement and Wexpro II Agreement is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the Wyoming Public Service Commission.

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

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2014		Sept. 30, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$7.3	$7.3	$—	$—	$16.0	$16.0
Long-term investment	1	15.8	15.8	16.8	16.8	17.3	17.3
Financial liabilities
Checks outstanding in excess of cash balances	1	—	—	1.6	1.6	—	—
Short-term debt	1	234.0	234.0	355.0	355.0	276.0	276.0
Long-term debt	2	1,245.7	1,364.0	1,097.5	1,191.1	1,247.1	1,310.8

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

Questar 2014 Form 10-Q	18

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2014		Sept. 30, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$8.8	$8.8
Financial liabilities
Checks outstanding in excess of cash balances	1	2.1	2.1	1.4	1.4	—	—
Notes payable to Questar	1	90.8	90.8	195.0	195.0	17.7	17.7
Long-term debt	2	534.5	602.8	384.5	425.6	534.5	568.0

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

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report on Form 10-Q:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2014		Sept. 30, 2013		Dec. 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$0.4	$0.4	$1.5	$1.5	$2.7	$2.7
Notes receivable from Questar	1	35.2	35.2	36.6	36.6	29.4	29.4
Financial liabilities
Long-term debt	2	458.8	505.0	458.8	505.5	458.9	486.0

The carrying amounts of cash and cash equivalents approximate fair value. The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

The Questar and Questar Pipeline Condensed Consolidated Balance Sheets included a nonrecurring fair value measurement at September 30, 2013 related to the impairment of the eastern segment of Questar Southern Trails Pipeline. The asset's fair value of zero was based on inputs that indicated overall negative future net cash flows. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs. Based on this analysis, Questar Pipeline determined that the asset was impaired. This is a Level 3 fair value measurement because the inputs are unobservable. See Note 12 for additional information.

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

Questar 2014 Form 10-Q	19

$37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Condensed Consolidated Statements of Comprehensive Income and Note 4 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for the three, nine and 12 months ended September 30, 2014 and September 30, 2013.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.6 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of September 30, 2014, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions. There were no derivative assets or liabilities outstanding at September 30, 2014, September 30, 2013 or December 31, 2013.

Note 8 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain of its officers, employees and non-employee directors under the LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $8.5 million for the first nine months of 2014 compared to $7.7 million in 2013. Deferred share-based compensation, representing the unvested value of restricted share and RSU awards, amounted to $6.8 million at September 30, 2014. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $1.3 million for the first nine months of 2014 compared to $1.5 million for the same period in 2013. There were 4,041,007 shares available for future grants at September 30, 2014.

Stock Options
There were no unvested stock options at September 30, 2014. No stock options were granted or forfeited in the first nine months of 2014. Stock option transactions and balances under the terms of the LTSIP are summarized below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2013	717,840	$7.84	-	$17.35	$11.84
Exercised	(67,559)	7.84	-	13.10	8.78
Balance at September 30, 2014	650,281	$7.84	-	$17.35	$12.16

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at Sept. 30, 2014	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Sept. 30, 2014	Weighted-average exercise price
$7.84	-	$11.40	341,948	1.3	$10.90	341,948	$10.90
13.10	-	17.35	308,333	1.8	13.55	308,333	13.55
			650,281	1.5	$12.16	650,281	$12.16

Certain officers, employees and non-employee directors of former subsidiary QEP Resources held 245,332 Questar stock options with a weighted-average exercise price of $11.34 per share and a weighted-average remaining life of 1.7 years at September 30, 2014.

Restricted Shares
Restricted share grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested restricted shares at September 30, 2014, was 5 months. No restricted shares were granted in the first nine months of 2014.

Questar 2014 Form 10-Q	20

Transactions involving restricted shares under the terms of the LTSIP are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2013	392,327	$15.22	-	$21.53	$18.28
Vested	(284,154)	15.22	-	21.53	17.85
Forfeited	(661)	19.39	-	20.90	20.00
Balance at September 30, 2014	107,512	$15.98	-	$21.53	$19.41

Restricted Stock Units
Questar may grant RSUs to certain of its officers, employees and non-employee directors under the LTSIP. One share of Questar common stock will be distributed for each RSU at the time of vesting. RSU grants typically vest in equal installments over a three-year period from the grant date. Several grants vest in a single installment after a specified period. The weighted-average remaining vesting period of unvested RSUs at September 30, 2014, was 15 months. Transactions involving RSUs under the terms of the LTSIP are summarized below:

	RSUs Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2013	316,268	$22.17	-	$25.44	$23.62
Granted	353,540	22.81	-	24.70	23.60
Vested	(131,007)	22.17	-	25.44	23.64
Forfeited	(10,225)	23.60	-	23.62	23.60
Balance at September 30, 2014	528,576	$22.17	-	$24.70	$23.60

Questar may grant RSUs with deferred share distributions (deferred RSUs) to certain of its non-employee directors under the LTSIP. Grants of deferred RSUs typically vest in a single installment over a one-year period from the grant date. At September 30, 2014, Questar's outstanding deferred RSUs totaled 17,355 with a weighted-average price of $23.60 per share. The weighted-average remaining vesting period of unvested deferred RSUs at September 30, 2014, was 5 months. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents) at the time of the grantees' separation from service.

Performance Shares
Questar may grant performance shares to certain of its officers under the terms of the LTSIP. The awards are designed to motivate and reward these officers for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each officer is subject to adjustment upward or downward based on the Company's total shareholder return relative to a specified peer group of companies over a three-year performance period. Each three-year performance period commences at the beginning of the year of grant. Distributions of performance shares, if any, take place in the quarter following the conclusion of the performance period, so long as such officer was employed by the Company or its affiliates as of the last day of the performance period.

For performance shares granted in 2012 and 2013, half of any award will be distributed in shares of Questar common stock and half in cash. Thereafter, any award will be distributed in shares, with no cash component. For share-settled performance share awards, the grant-date fair value of the awards is amortized to expense over the vesting period. The Monte Carlo simulation method is used to estimate the grant-date fair value of the performance share awards. The liability associated with awards to be settled in cash is adjusted to its estimated fair value through earnings on a quarterly basis. Equity- and liability-based performance share compensation expense amounted to $2.0 million in the first nine months of 2014 and $1.2 million in the first nine months of 2013. The weighted-average remaining vesting period of unvested performance shares at September 30, 2014, was 15 months.

Questar 2014 Form 10-Q	21

Performance share transactions under the terms of the LTSIP are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted- Average Grant-Date Fair Value
Balance at December 31, 2013	387,879	$18.23	-	$39.62	$27.61
Granted	139,611	31.07		31.07	31.07
Payout adjustment(1)	(76,657)	18.23		18.23	18.23
Distributed(1)	(51,104)	18.23		18.23	18.23
Forfeited	(5,660)	25.42	-	39.62	33.06
Balance at September 30, 2014	394,069	$25.42	-	$39.62	$31.80

(1) Actual shares and cash distributed were determined by multiplying the target shares by 0.40 to reflect Questar's final total shareholder return ranking relative to the specified peer companies for the performance period from January 1, 2011 through December 31, 2013.

The above September 30, 2014 balance includes 6,475 vested target performance shares with a weighted-average grant-date fair value of $30.08 and expected distribution dates ranging from the first quarter of 2015 through the first quarter of 2017.

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

Questar 2014 Form 10-Q	22

Following is a summary of operations by line of business:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$100.7	$89.4	$642.0	$647.8	$979.4	$928.8
Wexpro	9.4	13.2	29.5	32.0	42.6	41.0
Questar Pipeline	47.3	47.0	143.4	142.3	190.6	195.3
Other	0.5	—	1.2	—	1.4	—
Total	$157.9	$149.6	$816.1	$822.1	$1,214.0	$1,165.1

Revenues from Affiliated Companies
Questar Gas	$—	$0.2	$—	$0.6	$—	$0.8
Wexpro	82.3	68.1	266.3	215.2	345.9	284.7
Questar Pipeline	17.7	17.6	54.7	54.8	76.6	74.0
Total	$100.0	$85.9	$321.0	$270.6	$422.5	$359.5

Operating Income (Loss)
Questar Gas	$(9.4)	$(11.2)	$60.7	$55.3	$107.3	$95.6
Wexpro	47.2	40.7	141.5	121.9	187.3	162.1
Questar Pipeline	28.8	(52.6)	89.3	5.7	119.1	34.5
Corporate and other	2.3	3.7	2.2	0.3	2.6	(0.4)
Total	$68.9	$(19.4)	$293.7	$183.2	$416.3	$291.8

Net Income (Loss)
Questar Gas	$(9.1)	$(9.0)	$27.2	$26.8	$53.2	$50.6
Wexpro	31.1	27.5	93.0	82.2	121.4	109.6
Questar Pipeline	14.9	(37.9)	46.3	(7.6)	62.1	7.3
Corporate and other	1.7	0.2	(2.5)	(8.3)	(4.6)	(10.6)
Total	$38.6	$(19.2)	$164.0	$93.1	$232.1	$156.9

Note 10 - Employee Benefits

The Company has a noncontributory defined benefit pension plan covering a majority of its employees and postretirement medical and life insurance plans providing coverage to less than half of its employees. Employees hired or rehired after June 30, 2010, are not eligible for the noncontributory defined benefit pension plan and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life insurance once they retire.

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan, as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2014 estimated net cost for the qualified pension plan is $13.6 million. The projected 2014 qualified pension plan funding is $43.0 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the Internal Revenue Service (IRS) for the qualified plan. The nonqualified pension plan is unfunded; claims are paid from the Company's general funds. The 2014 estimated net cost for the nonqualified pension plan is $4.0 million.

Questar 2014 Form 10-Q	23

Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost	$2.9	$3.3	$8.9	$10.4	$12.4	$13.4
Interest cost	8.3	7.5	25.0	23.0	32.6	31.3
Expected return on plan assets	(11.4)	(9.5)	(32.7)	(28.6)	(42.2)	(36.7)
Prior service and other costs	0.1	0.2	0.4	0.8	0.7	0.8
Recognized net actuarial loss	3.7	8.0	11.6	21.7	18.8	30.4
Net pension cost	$3.6	$9.5	$13.2	$27.3	$22.3	$39.2

The Company currently estimates a $2.1 million net cost for postretirement benefits other than pensions in 2014, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost	$0.2	$0.2	$0.5	$0.6	$0.6	$0.8
Interest cost	0.9	0.9	2.9	2.8	3.8	3.8
Expected return on plan assets	(0.8)	(0.6)	(2.3)	(1.9)	(3.0)	(2.5)
Amortization of transition obligation	—	—	—	—	—	0.4
Recognized net actuarial loss (gain)	(0.1)	0.8	0.5	2.2	1.3	3.1
Accretion of regulatory liability	0.2	0.2	0.6	0.5	0.6	0.3
Net postretirement benefit cost	$0.4	$1.5	$2.2	$4.2	$3.3	$5.9

Note 11 - Contingencies

On May 1, 2012, Questar Gas Company filed a legal action against QEP Field Services Company, a subsidiary of QEP Resources, Inc. The case, entitled Questar Gas Company v. QEP Field Services Company, was filed in the Third District Court in Salt Lake County, Utah. Questar Gas believes certain charges of QEP Field Services for gathering services exceed the amounts contemplated under a Gas Gathering Agreement, effective September 1, 1993, pertaining to certain gas produced by Wexpro Company under the Wexpro Agreement. Questar Gas is alleging breach of contract by QEP Field Services and is seeking an accounting, damages and a declaratory judgment relating to the services and charges under the Gas Gathering Agreement. The charges under the Gas Gathering Agreement are included in Questar Gas's rates as part of its purchased-gas costs. QEP Field Services filed an answer and counterclaim alleging that Questar Gas breached the Agreement by failing to allow QEP Field Services to gather and process gas from certain wells located in two fields in the state of Wyoming. Amended pleadings have been filed naming Wexpro Company as an additional plaintiff and counterclaim defendant and the following parties as successors in interest to QEP Field Services as defendants and counterclaimants: QEP Midstream Partners LP; QEP Midstream Partners GP, LLC; QEP Midstream Partners Operating, LLC; and QEPM Gathering I, LLC (QEP MLP Entities). QEP Field Services and Tesoro Logistics LP (Tesoro) entered into a Membership Interest Purchase Agreement dated October 19, 2014, to transfer QEP Field Services’ interest in the QEP MLP Entities and related assets and liabilities of QEP Field Services to Tesoro, including control of this legal action. While Questar Gas and Wexpro intend to vigorously pursue their legal rights, the claims and counterclaims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the case and therefore management cannot determine at this time whether this litigation may have an adverse material effect on their financial position, results of operations or cash flows.

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

Questar 2014 Form 10-Q	24

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

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses, including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses. Because of changes in expected cash flows in the third quarter of 2013 and the lack of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs.

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

Note 14 - Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU replaces most of the existing revenue guidance with a single set of principles, including changes in recognition and disclosure requirements. The guidance will be effective beginning January 1, 2017. Early adoption is not permitted. The new guidance must be applied retrospectively to each prior period presented or via a cumulative effect upon the date of initial application. The Company is currently evaluating the ASU's effect on its financial position, results of operations and cash flows, as well as which transition approach it will take.

Questar 2014 Form 10-Q	25

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2013 Form 10-K and analyzes the changes in the results of operations between the three, nine and 12 months ended September 30, 2014 and 2013. For definitions of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2013 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions, except per-share amounts)
Questar Gas	$(9.1)	$(9.0)	$(0.1)	$27.2	$26.8	$0.4	$53.2	$50.6	$2.6
Wexpro	31.1	27.5	3.6	93.0	82.2	10.8	121.4	109.6	11.8
Questar Pipeline(1)	14.9	(37.9)	52.8	46.3	(7.6)	53.9	62.1	7.3	54.8
Corporate and other	1.7	0.2	1.5	(2.5)	(8.3)	5.8	(4.6)	(10.6)	6.0
Net income (loss)	$38.6	$(19.2)	$57.8	$164.0	$93.1	$70.9	$232.1	$156.9	$75.2
Add: after-tax asset impairment charge(1)	—	52.4	(52.4)	—	52.4	(52.4)	—	52.4	(52.4)
Adjusted earnings	$38.6	$33.2	$5.4	$164.0	$145.5	$18.5	$232.1	$209.3	$22.8

Earnings (loss) per share - diluted	$0.22	$(0.11)	$0.33	$0.93	$0.53	$0.40	$1.32	$0.89	$0.43
Add: diluted loss per share attributable to impairment(1)	—	0.29	(0.29)	—	0.29	(0.29)	—	0.29	(0.29)
Adjusted earnings per share - diluted	$0.22	$0.18	$0.04	$0.93	$0.82	$0.11	$1.32	$1.18	$0.14

Weighted-average diluted shares	176.1	175.5	0.6	176.1	176.1	—	176.0	176.1	(0.1)
Add: dilutive shares attributable to add-back of impairment(1)	—	0.4	(0.4)	—	—	—	—	—	—
Adjusted weighted-average diluted shares	176.1	175.9	0.2	176.1	176.1	—	176.0	176.1	(0.1)

(1) Third quarter 2013 impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations due to the one-time nature of the impairment (see Note 12).

QUESTAR GAS
Questar Gas reported a net loss of $9.1 million in the third quarter of 2014 compared to a net loss of $9.0 million in the third quarter of 2013. Questar Gas net income was $27.2 million in the first nine months of 2014 compared to $26.8 million in the first nine months of 2013. Net income was $53.2 million in the 12 months ended September 30, 2014, compared to $50.6 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2014 Form 10-Q	26

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income (Loss)
Revenues
Residential and commercial sales	$79.5	$71.4	$8.1	$580.3	$593.5	$(13.2)	$897.1	$853.5	$43.6
Industrial sales	6.7	6.9	(0.2)	20.4	20.2	0.2	28.3	29.0	(0.7)
Transportation for industrial customers	4.6	3.9	0.7	13.2	10.5	2.7	17.1	13.7	3.4
Service	1.0	1.0	—	3.8	3.8	—	4.8	4.7	0.1
Other	8.9	6.4	2.5	24.3	20.4	3.9	32.1	28.7	3.4
Total Revenues	100.7	89.6	11.1	642.0	648.4	(6.4)	979.4	929.6	49.8
Cost of natural gas sold	56.8	50.1	6.7	398.6	424.2	(25.6)	625.0	601.1	23.9
Margin	43.9	39.5	4.4	243.4	224.2	19.2	354.4	328.5	25.9
Other Operating Expenses
Operating and maintenance	22.7	20.9	1.8	88.8	78.1	10.7	123.8	109.9	13.9
General and administrative	12.3	12.1	0.2	39.0	38.5	0.5	53.0	53.2	(0.2)
Retirement incentive	—	—	—	—	—	—	—	2.4	(2.4)
Depreciation and amortization	13.5	12.4	1.1	40.3	36.9	3.4	53.1	49.1	4.0
Other taxes	4.8	5.3	(0.5)	14.7	15.4	(0.7)	17.3	18.3	(1.0)
Total Other Operating Expenses	53.3	50.7	2.6	182.8	168.9	13.9	247.2	232.9	14.3
Net gain from asset sales	—	—	—	0.1	—	0.1	0.1	—	0.1
OPERATING INCOME (LOSS)	(9.4)	(11.2)	1.8	60.7	55.3	5.4	107.3	95.6	11.7
Interest and other income	1.7	1.3	0.4	4.3	3.8	0.5	5.6	5.5	0.1
Interest expense	(7.1)	(5.3)	(1.8)	(21.2)	(16.7)	(4.5)	(26.8)	(21.7)	(5.1)
Income taxes	5.7	6.2	(0.5)	(16.6)	(15.6)	(1.0)	(32.9)	(28.8)	(4.1)
NET INCOME (LOSS)	$(9.1)	$(9.0)	$(0.1)	$27.2	$26.8	$0.4	$53.2	$50.6	$2.6

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	7.4	7.2	0.2	65.8	75.4	(9.6)	105.3	107.3	(2.0)
Industrial sales	1.0	1.1	(0.1)	3.1	3.2	(0.1)	4.3	4.3	—
Transportation for industrial customers	21.9	16.3	5.6	60.5	45.9	14.6	79.1	62.1	17.0
Total industrial	22.9	17.4	5.5	63.6	49.1	14.5	83.4	66.4	17.0
Total deliveries	30.3	24.6	5.7	129.4	124.5	4.9	188.7	173.7	15.0
Natural gas revenue (per dth)
Residential and commercial sales	$10.70	$9.86	$0.84	$8.82	$7.87	$0.95	$8.52	$7.95	$0.57
Industrial sales	6.59	6.53	0.06	6.51	6.27	0.24	6.65	6.67	(0.02)
Transportation for industrial customers	0.21	0.24	(0.03)	0.22	0.23	(0.01)	0.22	0.22	—
Colder (warmer) than normal temperatures	(60%)	(38%)	(22%)	(17%)	11%	(28%)	(9%)	—%	(9%)
Temperature-adjusted usage per customer (dth)	7.1	7.1	—	74.3	71.0	3.3	111.3	105.9	5.4
Customers at Sept. 30, (in thousands)	955	939	16

Questar 2014 Form 10-Q	27

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $4.4 million in the third quarter of 2014 compared to the third quarter of 2013, increased $19.2 million in the first nine months of 2014 compared to the first nine months of 2013 and increased $25.9 million in the 12 months ended September 30, 2014, compared to the 12 months ended September 30, 2013. Following is a summary of major changes in Questar Gas margin:

	3 Months 2014 vs. 2013	9 Months 2014 vs. 2013	12 Months 2014 vs. 2013
	(in millions)
Customer growth	$0.6	$3.1	$4.5
Transportation	1.0	3.2	3.7
Change in rates	3.1	5.6	5.6
Infrastructure-replacement cost recovery	(1.3)	(2.8)	0.1
Demand-side management cost recovery	0.8	10.5	14.4
Alternative fuel tax credit	(0.7)	(1.3)	(2.6)
Recovery of gas-cost portion of bad-debt costs	0.7	0.7	—
Other	0.2	0.2	0.2
Increase	$4.4	$19.2	$25.9

At September 30, 2014, Questar Gas served 954,754 customers, up 1.7% from 938,568 at September 30, 2013. Customer growth increased the margin by $0.6 million in the third quarter of 2014, $3.1 million in the first nine months of 2014 and $4.5 million in the 12 months ended September 30, 2014.

Transportation service revenues increased the margin during the three-, nine- and 12-month periods ended September 30, 2014, due to higher deliveries for electric generation.

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

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program, and do it upon the completion of each project. The Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. Questar Gas margin from the infrastructure-replacement program was $1.3 million lower in the third quarter of 2014 than the third quarter of 2013, $2.8 million lower in the first nine months of 2014 compared to the first nine months of 2013 and flat in the 12 months ended September 30, 2014 compared to the 12 months ended September 30, 2013.

Higher recovery of demand-side management (DSM) costs increased Questar Gas margin during the three-, nine- and 12-month periods ended September 30, 2014. DSM costs are incurred to promote energy conservation by customers. Changes in the margin contribution from DSM recovery revenues are offset by equivalent changes in program expenses.

Cost of Natural Gas Sold
Cost of natural gas sold increased 13% in the third quarter of 2014, decreased 6% in the first nine months of 2014 and increased 4% in the 12 months ended September 30, 2014, compared to the same periods of 2013. The increases in the third quarter and 12 months ended September 30, 2014 were primarily due to higher rates charged to customers for gas costs. The decrease for the first nine months of 2014 was due to lower volumes resulting from warmer weather. Questar Gas accounts for

Questar 2014 Form 10-Q	28

purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the Wyoming Public Service Commission (PSCW). Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2014, Questar Gas had a $56.4 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of amounts recovered from customers. In October 2014, Questar Gas filed requests in Utah and Wyoming to reduce annualized gas costs collected from customers by $29.3 million. Forecasted gas purchase costs are expected to decline during the upcoming heating season.

Other Expenses
Operating and maintenance expenses increased 9% in the third quarter of 2014, increased 14% in the first nine months of 2014 and increased 13% in the 12 months ended September 30, 2014, compared to the same periods of 2013. These increases included higher DSM costs of $0.8 million, $10.5 million and $14.4 million for the three-, nine- and 12-month periods, respectively. The DSM costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. Excluding DSM charges, operating and maintenance expenses increased 5% in the third quarter of 2014 compared to the third quarter of 2013 and were essentially flat in the nine and 12 months ended September 30, 2014, compared to the prior year periods.

General and administrative expenses increased 2% in the third quarter of 2014, and were essentially flat in the nine and 12 months ended September 30, 2014, compared to the prior year periods. The increase in the quarter was due to higher corporate allocated costs. Operating, maintenance, general and administrative expenses per customer, exclusive of DSM costs, were $143 in the 12 months ended September 30, 2014, compared to $146 in the 12 months ended September 30, 2013.

Other taxes were 9% lower in the third quarter and decreased 5% in the nine and 12 months ended September 30, 2014, compared to year-earlier periods. The variances were due primarily to changes in property tax estimates.

Depreciation and amortization expense increased 9% in the third quarter and first nine months of 2014 and increased 8% in the 12 months ended September 30, 2014, compared to the 2013 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

Acquisition of Eagle Mountain City's Natural Gas System
In June 2014, Questar Gas reached an understanding with Eagle Mountain City to purchase the municipality's natural gas system in early 2015. The acquisition is contingent upon finalizing the purchase-agreement terms. The city has about 6,000 natural gas customers.

WEXPRO
Wexpro reported net income of $31.1 million in the third quarter of 2014 compared to $27.5 million in the third quarter of 2013, a 13% increase. Wexpro earned $93.0 million in the first nine months of 2014 compared to $82.2 million in the first nine months of 2013. Wexpro earned $121.4 million for the 12 months ended September 30, 2014, compared to $109.6 million for the year-earlier period.

Questar 2014 Form 10-Q	29

Following is a summary of Wexpro financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income
Revenues
Operator service fee	$82.6	$69.3	$13.3	$266.0	$215.0	$51.0	$345.0	$283.8	$61.2
Oil and NGL sales	7.3	10.8	(3.5)	25.5	30.9	(5.4)	35.5	40.6	(5.1)
Natural gas sales and other	1.8	1.2	0.6	4.3	1.3	3.0	8.0	1.3	6.7
Total Revenues	91.7	81.3	10.4	295.8	247.2	48.6	388.5	325.7	62.8
Operating Expenses
Operating and maintenance	6.9	6.5	0.4	21.1	20.7	0.4	28.2	27.8	0.4
Gathering and other handling	—	0.2	(0.2)	0.4	0.2	0.2	1.0	0.2	0.8
General and administrative	7.5	6.7	0.8	23.6	21.3	2.3	31.0	28.1	2.9
Retirement incentive	—	—	—	—	—	—	—	0.2	(0.2)
Production and other taxes	9.2	6.9	2.3	30.5	21.0	9.5	37.8	25.7	12.1
Depreciation, depletion and amortization	22.4	20.1	2.3	78.2	61.6	16.6	102.4	80.8	21.6
Abandonment and impairment	—	—	—	2.0	—	2.0	2.0	—	2.0
Oil and NGL income sharing	—	0.2	(0.2)	—	0.6	(0.6)	—	0.8	(0.8)
Total Operating Expenses	46.0	40.6	5.4	155.8	125.4	30.4	202.4	163.6	38.8
Net gain from asset sales	1.5	—	1.5	1.5	0.1	1.4	1.2	—	1.2
OPERATING INCOME	47.2	40.7	6.5	141.5	121.9	19.6	187.3	162.1	25.2
Interest and other income	0.3	1.4	(1.1)	0.7	4.2	(3.5)	1.5	5.2	(3.7)
Interest expense	—	(0.1)	0.1	—	(0.1)	0.1	—	(0.1)	0.1
Income taxes	(16.4)	(14.5)	(1.9)	(49.2)	(43.8)	(5.4)	(67.4)	(57.6)	(9.8)
NET INCOME	$31.1	$27.5	$3.6	$93.0	$82.2	$10.8	$121.4	$109.6	$11.8

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	15.4	13.3	2.1	51.6	43.5	8.1	67.3	57.0	10.3
Natural gas - sales (Bcf)	0.1	0.4	(0.3)	0.6	0.4	0.2	1.6	0.5	1.1
Oil and NGL (Mbbl)	145	147	(2)	454	458	(4)	613	640	(27)
Natural gas average sales price (per Mcf)	$4.54	$3.65	$0.89	$4.49	$3.64	$0.85	$4.04	$3.59	$0.45
Oil and NGL average sales price (per bbl)	$85.03	$92.52	$(7.49)	$86.27	$86.05	$0.22	$85.23	$83.61	$1.62
Investment base at Sept. 30, (in millions)	$664.6	$545.9	$118.7

Revenues
Wexpro earned an 18.4% after-tax return on its average investment base for the 12 months ended September 30, 2014, compared to a return of 19.8% for the 12 months ended September 30, 2013. The decline in return was due to the addition of the Wexpro II investment, which earns a lower return on the acquisition cost. Wexpro 2014 operating results benefited from a higher average investment base compared to the prior year periods. Pursuant to the terms of the Wexpro Agreement and the Wexpro II Agreement, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. The investment base grew by 22% in the 12 months ended September 30, 2014. The increase was due to investment in commercial wells and the addition of

Questar 2014 Form 10-Q	30

the Trail acquisition properties to the investment base in the first quarter of 2014, partially offset by additional deferred income taxes and depreciation, depletion and amortization recorded during the period. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended Sept. 30,
	2014	2013
	(in millions)
Beginning investment base	$545.9	$530.0
Property acquisitions	103.7	—
Successful development wells	122.9	104.1
Depreciation, depletion and amortization	(98.2)	(75.2)
Change in deferred income taxes	(9.7)	(13.0)
Ending investment base	$664.6	$545.9

Wexpro produced 15.4 Bcf of cost-of-service natural gas for Questar Gas during the third quarter of 2014, up 16% from the third quarter of 2013. Wexpro produced 51.6 Bcf of cost-of-service gas in the first nine months of 2014 compared to 43.5 Bcf in the first nine months of 2013. Wexpro produced 67.3 Bcf of cost-of-service gas in the 12 months ended September 30, 2014, compared to 57.0 Bcf in the 12 months ended September 30, 2013. Wexpro natural gas production currently provides about two-thirds of Questar Gas's annual supply requirements.

Revenues from oil and natural gas liquids (NGL) sales decreased 32% in the third quarter of 2014, decreased 17% in the first nine months of 2014, and decreased 13% in the 12 months ended September 30, 2014, compared to the year-earlier periods. The decreases were due to lower volumes of oil and NGL for which income is shared with Questar Gas customers pursuant to the Wexpro agreements. Revenues from natural gas sales were primarily attributable to production from the Trail acquisition prior to its February 1, 2014 inclusion in the Wexpro II Agreement. See below and Note 13.

Expenses
Operating and maintenance expenses were up 6% and 2% in the third quarter and first nine months of 2014, respectively, and were essentially unchanged for the12-month period ended September 30, 2014, compared to prior year periods. The increases for the quarter and first nine months were due largely to higher natural gas production volumes. Lease operating expense per Mcfe was $0.38 in the first nine months of 2014 compared to $0.44 in the first nine months of 2013.

General and administrative expenses were higher in the three-, nine- and 12-month periods ended September 30, 2014, compared to prior year periods. The increases were due to higher employee and corporate allocated costs.

Production and other taxes were significantly higher in the three, nine and 12 months ended September 30, 2014, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

Depreciation, depletion and amortization expense increased 11% in the third quarter of 2014 and increased 27% in the nine and 12 months ended September 30, 2014, compared to the 2013 periods. The increases were due to higher production volumes and investment in natural gas properties, wells and facilities. The year-to-date and 12-month increases also included $3.2 million of additional depreciation expense in the second quarter of 2014 related to the impairment of the Brady field. This amount was included in the operator service fee for the second quarter of 2014.

In the second quarter of 2014, Wexpro recorded an abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field since the field had reached the end of its productive life.

In the third quarter of 2014, Wexpro sold its investment in the Spearhead Ranch and Powell Pressure Maintenance oil fields in central Wyoming. Wexpro recorded a gain of $1.5 million on this sale and credited $1.8 million back to Questar Gas customers through a reduction in the operator service fee, for a total gain of $3.3 million.

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

Questar 2014 Form 10-Q	31

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

QUESTAR PIPELINE
Questar Pipeline reported third quarter 2014 net income of $14.9 million, compared with a net loss of $37.9 million in the third quarter of 2013. Questar Pipeline earned $46.3 million in the first nine months of 2014, compared with a $7.6 million net loss in the first nine months of 2013. Questar Pipeline earned $62.1 million and $7.3 million in the 12 months ended September 30, 2014 and 2013, respectively. The significantly lower earnings in the 2013 periods were due primarily to a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.

Questar 2014 Form 10-Q	32

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2014	2013	Change	2014	2013	Change	2014	2013	Change
	(in millions)
Net Income (Loss)
Revenues
Transportation	$48.3	$47.9	$0.4	$146.0	$145.1	$0.9	$195.5	$193.9	$1.6
Storage	9.3	9.1	0.2	28.1	28.0	0.1	37.4	37.6	(0.2)
NGL sales - transportation	1.6	2.4	(0.8)	5.7	6.1	(0.4)	7.3	7.9	(0.6)
NGL sales - field services	0.2	0.1	0.1	0.2	1.4	(1.2)	0.7	2.7	(2.0)
Energy services	3.2	3.3	(0.1)	9.4	9.8	(0.4)	12.3	13.8	(1.5)
Natural gas sales	—	—	—	1.5	0.8	0.7	4.5	5.2	(0.7)
Other	2.4	1.8	0.6	7.2	5.9	1.3	9.5	8.2	1.3
Total Revenues	65.0	64.6	0.4	198.1	197.1	1.0	267.2	269.3	(2.1)
Operating Expenses
Operating and maintenance	9.5	8.8	0.7	25.5	23.2	2.3	34.8	32.0	2.8
General and administrative	10.2	10.8	(0.6)	32.5	35.3	(2.8)	43.9	48.8	(4.9)
Retirement incentive	—	—	—	—	—	—	—	0.9	(0.9)
Depreciation and amortization	13.5	14.0	(0.5)	40.7	42.2	(1.5)	54.0	55.9	(1.9)
Asset impairment	—	80.6	(80.6)	—	80.6	(80.6)	—	80.6	(80.6)
Other taxes	2.4	2.5	(0.1)	7.1	7.4	(0.3)	9.0	9.2	(0.2)
Cost of sales	0.6	0.5	0.1	3.0	2.7	0.3	6.4	7.5	(1.1)
Total Operating Expenses	36.2	117.2	(81.0)	108.8	191.4	(82.6)	148.1	234.9	(86.8)
Net gain from asset sales	—	—	—	—	—	—	—	0.1	(0.1)
OPERATING INCOME (LOSS)	28.8	(52.6)	81.4	89.3	5.7	83.6	119.1	34.5	84.6
Interest and other income	0.3	0.6	(0.3)	0.7	1.2	(0.5)	1.3	1.5	(0.2)
Income from unconsolidated affiliate	0.9	0.9	—	2.7	2.8	(0.1)	3.6	3.7	(0.1)
Interest expense	(6.5)	(6.5)	—	(19.6)	(19.5)	(0.1)	(25.9)	(26.0)	0.1
Income taxes	(8.6)	19.7	(28.3)	(26.8)	2.2	(29.0)	(36.0)	(6.4)	(29.6)
NET INCOME (LOSS)	$14.9	$(37.9)	$52.8	$46.3	$(7.6)	$53.9	$62.1	$7.3	$54.8

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	186.1	193.5	(7.4)	543.9	565.3	(21.4)	732.0	769.3	(37.3)
For Questar Gas	21.1	15.0	6.1	85.1	81.7	3.4	122.9	105.1	17.8
Total transportation	207.2	208.5	(1.3)	629.0	647.0	(18.0)	854.9	874.4	(19.5)
Transportation revenue (per dth)	$0.23	$0.23	$—	$0.23	$0.22	$0.01	$0.23	$0.22	$0.01
Net firm-daily transportation demand at Sept. 30, (in Mdth)	5,058	5,020	38
Natural gas processing
NGL sales (Mbbl)	31	42	(11)	100	127	(27)	136	179	(43)
NGL average sales price (per bbl)	$56.03	$59.01	$(2.98)	$58.70	$58.66	$0.04	$59.10	$58.31	$0.79

Revenues
As of September 30, 2014, Questar Pipeline had net firm transportation contracts of 5,058 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,020 Mdth per day as of September 30, 2013. Questar Pipeline earns more revenue from Questar Gas than from any other single customer, with contracts for 916 Mdth

Questar 2014 Form 10-Q	33

per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 6.8 years. White River Hub’s contracts have a weighted-average remaining life of 11.6 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with the contracts extending through 2018. Storage revenue was up 2% the third quarter of 2014 and was essentially flat in the nine and 12 months ended September 30, 2014, relative to the 2013 periods.

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

Regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations decreased 33% in the third quarter of 2014, decreased 7% in the first nine months of 2014 and decreased 8% in the 12 months ended September 30, 2014, compared to the prior year periods. The decreases resulted primarily from lower volumes.

There were no significant NGL sales for the unregulated subsidiary in the third quarter of 2014 or 2013. Sales decreased 86% in the first nine months of 2014 and decreased 74% in the 12 months ended September 30, 2014, compared to the prior year periods. The low activity in the quarters and the decreases for the year-to-date and 12-month periods were due to upstream processing.

Energy services revenue was 3% lower in the third quarter of 2014, 4% lower in the first nine months of 2014 and 11% lower in the 12 months ended September 30, 2014 when compared to 2013 due to lower demand for products and services.

Periodically, Questar Pipeline sells natural gas to settle gas imbalances. Generally, revenue received from the sale of natural gas approximates cost; however Questar Pipeline realized a $1.3 million gain on the sale of natural gas in the fourth quarter of 2012.

Other revenues increased in the three-, nine- and 12-month periods ended September 30, 2014, due to receipt of incentive payments under renegotiated processing agreements to manage gas interchangeability on Questar Pipeline’s system and recovery of cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses increased 8% in the third quarter of 2014, increased 10% in the first nine months of 2014 and increased 9% in the 12 months ended September 30, 2014, compared to the corresponding 2013 periods. The increases were largely driven by higher maintenance and supplies expenses, including costs to comply with integrity management regulations.

General and administrative expenses decreased 6% in the third quarter of 2014, decreased 8% in the first nine months of 2014 and decreased 10% in the 12 months ended September 30, 2014, compared to the 2013 periods. The quarter and nine-month decreases were due to lower employee-related costs. The 12-month decrease was primarily due to lower employee-related and communication expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first nine months of 2014, unchanged from the first nine months of 2013.

Questar 2014 Form 10-Q	34

Depreciation and amortization expense decreased 4% in the third quarter and first nine months of 2014 and decreased 3% in the 12 months ended September 30, 2014, compared to the 2013 periods. The modest decreases resulted from lower average property, plant and equipment due to the impairment of the eastern segment of Southern Trails Pipeline.

Questar Southern Trails Pipeline
Questar Pipeline continues development work with its partner, a unit of Spectra Energy, on the Inland California Express (ICE) project to potentially recommission the western segment of Southern Trails Pipeline to transport crude oil. The western segment extends 96 miles from Whitewater to Long Beach, California. The project would include the development of a rail terminal to offload up to 120,000 barrels per day of crude into the pipeline for delivery to refineries in Southern California. The partners continue to market the project and are currently working with refiners to outline the general framework for potential service agreements. To meet a 2017 in-service target date, the partners are working to finalize selection of a preferred unloading terminal site, complete preliminary engineering and submit conditional land-use applications in the next few months.

During the third quarter of 2013, Questar Pipeline updated its five-year forecast for the eastern segment of Southern Trails Pipeline, which resulted in revised projections of higher operating expenses, including right-of-way and pipeline safety costs. Current and projected market rates for natural gas transportation between the San Juan Basin and California markets did not cover these increasing operating expenses over the forecast period. Because of changes in expected cash flows in the third quarter of 2013 and the lack of progress in selling or recontracting this pipeline, Questar Pipeline recorded a noncash impairment of its entire investment in the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes.

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling began work in 2012 to build a network of compressed natural gas (CNG) fueling stations specifically designed for the medium- and heavy-duty vehicle market, but also open to members of the general public who drive natural gas vehicles. In 2013, the company opened two CNG stations: Houston, Texas and Topeka, Kansas. In the first 10 months of 2014, the company opened three more CNG stations: DeSoto and Dallas, Texas and Kansas City, Kansas. In December 2014 or January 2015, Questar Fueling will open two more stations: Salt Lake City, Utah and San Antonio, Texas. Four other CNG stations are under development and scheduled to open later in 2015: Phoenix, Arizona; Bakersfield, California; Killingly, Connecticut; and Las Vegas, Nevada. Questar Fueling net losses included in other consolidated results are presented below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Questar Fueling net loss	$(0.3)	$(0.1)	$(0.9)	$(0.5)	$(1.2)	$(0.7)

Interest Expense
Consolidated interest expense was 11% higher in the first nine months of 2014 compared to the first nine months of 2013 due to higher long-term debt balances.

Income Taxes
Questar's effective combined federal and state income tax rate was 35.5% in the first nine months of 2014 compared to 39.0% in the first nine months of 2013. The lower rate in 2014 was due to the recording of research and development credits included on its 2013 federal income tax return filed in September 2014. The higher rate in the first nine months of 2013 was due to adjustments to the 2013 state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Retirement Incentive
In 2012 Questar offered a retirement incentive to eligible employees of six months additional salary. Approximately 100 employees accepted this offer and retired in early 2013. The $4.9 million incentive cost was recognized in the fourth quarter of 2012.

Questar 2014 Form 10-Q	35

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities decreased 15% in the first nine months of 2014 compared to the first nine months of 2013 due primarily to tax law changes related to bonus depreciation and changes in regulatory assets and liabilities. Net cash provided by operating activities is presented below:

	9 Months Ended Sept. 30,
	2014	2013	Change
	(in millions)
Net income	$164.0	$93.1	$70.9
Noncash adjustments to net income	180.8	275.5	(94.7)
Changes in operating assets and liabilities	17.7	55.4	(37.7)
Net cash provided by operating activities	$362.5	$424.0	$(61.5)

Investing Activities
Capital expenditures for the first nine months of 2014 and 2013 and a forecast for calendar year 2014 are presented below:

	9 Months Ended Sept. 30,		Forecast 12 Months Ending December 31,
	2014	2013	2014
	(in millions)
Questar Gas	$138.2	$119.3	$170
Wexpro	35.0	212.0	100
Questar Pipeline	45.3	56.2	70
Corporate and other	16.8	6.6	30
Total capital expenditures	$235.3	$394.1	$370

Questar Gas's 2014 capital-spending forecast of about $170 million includes investments to provide service to approximately 16,300 additional customers, distribution-system upgrades and expansions, and infrastructure replacements of about $65 million. The 2013 Wexpro capital expenditure amount includes the cost of the Trail acquisition. Wexpro expects to spend about $100 million in 2014 for developmental gas drilling and property acquisitions. Questar Pipeline's 2014 capital-spending forecast is about $70 million, primarily for pipeline replacements.

Financing Activities
In the first nine months of 2014, the Company reduced short-term debt by $42.0 million from the excess of net cash provided by operating activities over net cash used in investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a five-year revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at September 30, 2014, with no amounts borrowed. Commercial paper outstanding amounted to $234.0 million at September 30, 2014, compared with $355.0 million a year earlier.

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

At September 30, 2014, combined short-term debt, long-term debt and capital lease obligation were 54% and equity was 46% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

Questar 2014 Form 10-Q	36

Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued under Company incentive plans. Questar has made repurchases totaling $0.2 million under this program in the first nine months of 2014. There were no repurchases under the program in 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk is disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, there were no material changes in quantitative and qualitative disclosures about market risk.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on such evaluation, such officers have concluded that, as of September 30, 2014, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2014 Form 10-Q	37

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Note 11 to the financial statements included in Item 1 of Part I of this Quarterly Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the third quarter of 2014. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2014:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 July 1, 2014 through July 31, 2014	465	$23.58	—	1,000,000
Month #2 August 1, 2014 through August 31, 2014	10,355	$21.97	10,355	989,645
Month #3 September 1, 2014 through September 30, 2014	27,869	$23.62	—	989,645
Total	38,689	$23.18	10,355

(1) There were 465 shares purchased in Month #1 and 27,869 shares purchased in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options. There were no such share purchases in Month #2.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

ITEM 6.  EXHIBITS.

A list of exhibits being filed as part of this report is set forth in the Exhibit Index, which immediately precedes the exhibits.

Questar 2014 Form 10-Q	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

October 30, 2014	/s/ Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar and Questar Gas

October 30, 2014	/s/ R. Allan Bradley R. Allan Bradley President and Chief Executive Officer, Questar Pipeline

October 30, 2014	/s/ Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2014 Form 10-Q	39

Exhibit Index

Exhibit No.	Description

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2014 Form 10-Q	40