Form 10-K
period 2014-12-31
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2015-02-20
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014). The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

Questar Corporation	$4.3 billion
Questar Gas Company	None
Questar Pipeline Company	None
Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of January 31, 2015.

Questar Corporation	without par value	175,494,622
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Documents Incorporated by Reference:
Portions of Questar Corporation's definitive Proxy Statement, to be filed in connection with its May 27, 2015, Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

2

Questar 2014 Form 10-K	3

FILING FORMAT
This Annual Report on Form 10-K is a combined report being filed by three separate registrants: Questar Corporation, Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 14 to the accompanying financial statements in Item 8 of Part II of this Annual Report on Form 10-K for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Item 8 of Part II of this Annual Report includes separate financial statements (i.e. statements of income, statements of comprehensive income, balance sheets, statements of common shareholders' equity and statements of cash flows, as applicable) for Questar Corporation, Questar Gas Company and Questar Pipeline Company. The notes accompanying the financial statements are presented on a combined basis for all three registrants. Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of Part II is presented by line of business.

Questar 2014 Form 10-K	4

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

Investors can also access financial and other information via Questar's internet site at www.questar.com. Questar and each of its reporting subsidiaries make available, free of charge through the internet site, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive Proxy Statements, and any amendments to such reports, and all reports filed by executive officers and directors under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act) reporting transactions in Questar securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to Questar's internet site that is not directly incorporated by reference into the Company's Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

Questar's internet site also contains copies of charters for various board committees, including the Finance and Audit Committee, as well as Corporate Governance Guidelines and Questar's Business Ethics and Compliance Policy.

Finally, you may request a copy of filings other than an exhibit to a filing, unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling Questar Corporation, Attn: Investor Relations, 333 South State Street, P.O. Box 45433, Salt Lake City, UT, 84145-0433 (telephone number 801-324-5900).

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

Questar 2014 Form 10-K	5

Glossary of Commonly Used Terms

B	Billion.
Barrel (bbl)	Equal to 42 U.S. gallons and is a common measure of volume of crude oil and other liquid hydrocarbons.
British Thermal Unit (Btu)	A measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.
Conservation Enabling Tariff (CET)
A rate mechanism in Utah and Wyoming that decouples customer usage of natural gas from the non-gas revenues received by Questar Gas by specifying an allowed monthly revenue per customer. Differences between the allowed CET revenue and actual usage are deferred and recovered from or refunded to customers through future rate changes.

Cubic Feet (cf)
One standard cubic foot equals the volume of gas in one cubic foot measured at standard conditions - a temperature of 60 degrees Fahrenheit and a pressure of 30 inches of mercury (approximately 14.7 pounds per square inch).

Cubic Feet Equivalent (cfe)	Cubic feet of natural gas equivalents.
Decatherm (dth)	Ten therms. One dth equals one million Btu or approximately one Mcf.
Demand-Side Management (DSM)	Costs incurred by Questar Gas to promote energy conservation in the form of rebates and promotions. DSM costs are recovered from customers through periodic rate adjustments.
Developed Reserves
Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Reserves are reported on a net revenue interest basis. See 17 C.F.R. § 210.4-10(a)(6).

Development Well	A well drilled into a known producing formation in a previously discovered field.
Dry Hole	A well drilled and found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed expenses and taxes.
Exploratory Well	A well drilled into a previously untested geologic prospect to determine the presence of natural gas or oil.
FERC	Federal Energy Regulatory Commission.
Gas	All references to "gas" in this report refer to natural gas.
Gross	Gross natural gas and oil wells or gross acres are the total number of wells or acres in which the Company has a working interest.
Heating Degree Days	A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.
M	Thousand.
MM	Million.
Natural Gas Equivalents	Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.
Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

Questar 2014 Form 10-K	6

Net	Net gas and oil wells or net acres are determined by the sum of the fractional ownership working interest the Company has in those gross wells or acres.
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

SEC	United States Securities and Exchange Commission.
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

Working Interest	An economic interest in a gas and oil lease that gives the owner the right to drill, produce and conduct operating activities on the leased acreage and receive a share of any production.
Workover	Operations on a producing well to restore or increase production.

Questar 2014 Form 10-K	7

FORM 10-K
ANNUAL REPORT, 2014

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

RETAIL GAS DISTRIBUTION - Questar Gas
General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. It generated approximately 27% of the Company's operating income in 2014. Wexpro provides the majority of Questar Gas's natural gas supply and Questar Pipeline provides the majority of Questar Gas's transportation and storage services. As of December 31, 2014, Questar Gas was serving 962,225 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where 97% of its customers are located. The Public Service Commission of Utah (PSCU), the Wyoming Public Service Commission (PSCW) and the Public Utility Commission of Idaho have granted

Questar 2014 Form 10-K	8

Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 93% of residential space and water heating in its service area. During 2014, Questar Gas added 16,254 customers, a 1.7% increase.

Questar Gas faces the same risks as other local distribution companies. These risks include revenue variations based on seasonal changes in demand, changes in natural gas prices, availability of natural gas supplies, declining residential usage per customer, aging of distribution facilities and adverse regulatory decisions. Questar Gas's sales to residential and commercial customers are seasonal, with a substantial portion of such sales made during the heating season. The typical residential customer in Utah (defined as a customer using 80 dth per year) consumes more than 80% of their annual gas usage during the coldest six months of the year. Questar Gas, however, has a weather-normalization mechanism for its general-service customers. This billing mechanism adjusts the non-gas portion of a customer's monthly bill as the actual heating-degree days in the billing cycle are warmer or colder than normal. This mechanism reduces volatility in any given customer's monthly bill from year to year and reduces volatility in Questar Gas gross margin.

Questar Gas has a revenue decoupling mechanism called the conservation enabling tariff (CET), which allows it to collect its allowed revenue per customer and promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies an allowed monthly revenue per customer, with differences to be deferred and recovered from or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of distribution non-gas revenues. Under the CET, Questar Gas recorded an $11.1 million revenue decrease in 2014 compared with a $1.1 million decrease in 2013 and a $2.9 million decrease in 2012, which offset changes in customer usage.

Questar Gas has a demand-side management (DSM) program. Under the DSM program, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy audits. The costs related to the DSM program are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of DSM costs amounting to $37.8 million in 2014, compared to $29.7 million in 2013 and $36.6 million in 2012. As of December 31, 2014, Questar Gas had a regulatory liability of $0.3 million for DSM costs recovered from customers in excess of costs incurred.

Questar Gas's gas-supply risk is partly mitigated by Wexpro cost-of-service gas supply. During 2014 Questar Gas satisfied the majority of its supply requirements with cost-of-service gas volumes. Wexpro designs its development program to meet 65% of Questar Gas's weather normalized gas-supply requirements. Wexpro produces gas, which is then gathered by Wexpro or third parties, transported by Questar Pipeline, and delivered at cost of service to Questar Gas. See Item 2 of Part I and Note 19 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company's proved reserves. Questar Gas also has a balanced and diversified portfolio of third-party gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with commodity-price hedging activities if it were to utilize such hedges.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2014-2015 heating season, Questar Gas had an estimated peak sales and firm transportation design-day demand of 1,652 Mdth.

Questar Gas has long-term contracts with Questar Pipeline for transportation and storage services. The storage contracts reserve capacity at Questar Pipeline's Clay Basin storage facility and three peak-day storage aquifers. Questar Gas also has transportation contracts to take deliveries at several locations from Kern River Pipeline.

Competition and Customers: Questar Gas currently does not face direct competition from other distributors of natural gas for residential and commercial customers in its service territory. Natural gas has historically enjoyed a favorable price comparison with other energy sources used by residential and commercial customers, with the occasional exception of electricity from coal-fired power plants. Questar Gas provides transportation service to large commercial and industrial customers who buy gas directly from other suppliers. Questar Gas faces the risk that it could lose transportation customers to competitors who may be able to connect and transport natural gas to large industrial customers.

Regulation: As a public utility Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 9.85% in Utah and 9.16% in Wyoming. Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case

Questar 2014 Form 10-K	9

authorized an allowed return on equity of 9.85%. In December 2014, Questar Gas held hearings on a general rate case in Wyoming. At the hearings the PSCW ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates is expected to be effective March 1, 2015. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account mechanism and to reflect natural gas price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

Questar Gas's significant relationships with affiliates have allowed it to lower its costs and improve efficiency. These relationships are subject to scrutiny by regulators.

Questar Gas is subject to the requirements of the Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011 and the Pipeline Safety Improvement Act of 2002. The 2011 Act is designed to examine and improve the state of pipeline safety regulations and gives enhanced safety authority to the Pipeline and Hazardous Materials Safety Administration (PHMSA) and is intended to improve pipeline transportation by strengthening enforcement capabilities. The 2002 Act and the rules issued by the U.S. Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. The PSCU has allowed Questar Gas to recover $7.0 million per year for the operating costs of complying with these Acts. Costs incurred in excess of these amounts will be recovered through future rate changes.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
General: Wexpro develops, produces and delivers natural gas from cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement and the Wexpro II Agreement (Wexpro agreements), comprehensive agreements with the states of Utah and Wyoming. In 2014, 91% of Wexpro's revenues were from its affiliate, Questar Gas, with the remaining revenues coming mostly from the sale of oil and natural gas liquids (NGL). Wexpro generated 45% of the Company's operating income during the year ended December 31, 2014. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base is its costs of acquired properties and commercial wells and related facilities, adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement by the PSCU and PSCW. The return on investment base is currently approximately 20% on development drilling costs and approximately 8% on costs to acquire properties. The terms of the Wexpro agreements coincide with the productive lives of the gas and oil properties covered therein. Wexpro's investment base totaled $649.0 million at December 31, 2014. See Note 10 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro agreements.

Wexpro delivers natural gas production to Questar Gas at cost of service. Cost-of-service gas satisfied the majority of Questar Gas's supply requirements. Wexpro sells crude oil and NGL production from certain producing properties at market prices, with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas customers, with Wexpro retaining 46%.

Wexpro's properties are located in the Rocky Mountain region, primarily in the Vermillion, Pinedale, Moxa Arch, and Uinta Basin producing fields. The Company participated in 16 third-party-operated wells drilled in Pinedale during 2014 and will continue to participate in a limited number of wells drilled in the area during 2015. Wexpro expects to return to drilling in Vermillion in subsequent years. Advances in technology, including increased density drilling and multi-stage hydraulic fracture stimulation, have identified additional unexploited development potential on many properties.

Competition and Growth: Wexpro faces competition in its business, including the marketing of oil and NGL, and obtaining goods, services and labor. Its growth strategy depends, in part, on its ability to develop reserves in a low-cost and efficient manner.

Regulation: Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce; maintain bonding requirements to drill and operate wells; submit and implement spill-prevention plans; and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the staff of the PSCW are entitled to review the performance of Questar Gas and Wexpro under the Wexpro agreements and have retained an independent certified public accountant and an independent petroleum engineer to monitor the performance of the agreements.

Questar 2014 Form 10-K	10

Most Wexpro leasehold acreage in the Rocky Mountain area is held under leases granted by the federal government and administered by federal agencies, principally the Bureau of Land Management (BLM). Current federal regulations restrict activities during certain times of the year on portions of Wexpro leaseholds due to wildlife activity and/or habitat. Wexpro, as the operator in the Vermillion area, and its third-party operator for the Pinedale area have worked with federal and state officials to obtain authorization for winter-drilling activities and have developed measures, such as drilling multiple wells from a single pad location, to minimize the impact of their activities on wildlife and wildlife habitat. Various wildlife species inhabit Wexpro leaseholds. The presence of wildlife, including species that are protected under the federal Endangered Species Act, could limit access to leases held by Wexpro on public lands.

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

Property Acquisitions: In December 2014, Wexpro acquired an additional interest in natural gas-producing properties in existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin (Canyon Creek acquisition). This is a "bolt-on" acquisition to the company's current Canyon Creek assets, which are governed by the 1981 Wexpro Agreement. Under the terms of the Wexpro II Agreement, this property must be submitted to the PSCU and PSCW (the Commissions) to be considered for cost-of-service treatment for the benefit of Questar Gas customers.

In September 2013, Wexpro acquired an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin (Trail acquisition). In the first quarter of 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement. Refer to Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding the Trail and Canyon Creek acquisitions.

Wexpro may acquire additional gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II Agreement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers.

INTERSTATE GAS TRANSPORTATION - Questar Pipeline
General: Questar Pipeline provides natural gas transportation and underground-storage services in Utah, Wyoming and Colorado. Questar Pipeline and subsidiaries generated approximately 29% of the Company's operating income in 2014. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, and accounting and other activities.

Questar Pipeline and its subsidiaries operate 2,670 miles of interstate pipeline, including 11 miles owned by a third party. Questar Pipeline's consolidated firm capacity commitments totaled 5,198 Mdth per day at December 31, 2014. Questar Pipeline's core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas's distribution system and other utility systems. In addition to this core system, Questar Pipeline, through wholly-owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 487-mile line that extends from the Blanco hub in New Mexico's San Juan Basin to just inside the California state line near the Arizona border. An additional 96 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline operates and owns 50% of the White River Hub in western Colorado. White River Hub facilities connect with six interstate-pipeline systems and a major processing plant near Meeker, Colorado.

Questar Pipeline owns and operates the Clay Basin storage facility, the largest underground-storage reservoir in the Rocky Mountain region. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, through which it provides gas-processing services. Another Questar Pipeline subsidiary provides wellhead automation and measurement services for Rockies oil and gas producers.

Customers, Growth and Competition: Questar Pipeline's transportation system is nearly fully subscribed. The weighted-average remaining life of Questar Pipeline's firm contracts was 8.1 years as of December 31, 2014. All of Questar Pipeline's storage capacity is fully contracted with a weighted-average remaining life of 4.8 years as of December 31, 2014. Questar Pipeline faces the risk that it may not be able to recontract firm capacity at current terms when contracts expire.

Questar 2014 Form 10-K	11

Questar Gas, an affiliated company, provides Questar Pipeline's largest share of transportation revenues. During 2014, Questar Pipeline transported 116.2 MMdth for Questar Gas compared to 119.5 MMdth in 2013. Questar Gas has reserved firm transportation capacity of 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017. In 2014, 28% of Questar Pipeline's revenues were from its affiliate, Questar Gas.

Questar Pipeline also transported 721.4 MMdth during 2014, down 4% from 2013, for unaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline, Ruby Pipeline and other systems. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines.

Questar Pipeline competes for market growth with other natural gas transmission companies in the Rocky Mountain region and with other companies providing natural gas storage services. In addition, Questar Pipeline faces growing competition from third-party gathering companies that build gathering lines to allow producers to make direct connections to competing pipeline systems.

Regulation: Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. The FERC has authority to set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchases, sales, abandonments and other activities. FERC policies may adversely affect Questar Pipeline's profitability. Questar Pipeline maintains a rigorous compliance program to address all areas of FERC compliance, including undue preference, market manipulation, shipper-must-have-title, bidding, capacity release, reporting, filings, postings and record retention. The Company annually trains board members, executives, senior management and functional employees on compliance rules.

Questar Pipeline is required to comply with the Pipeline Safety, Regulatory Certainty and Jobs Creation Act of 2011 and the Pipeline Safety Improvement Act of 2002. The 2011 Act is designed to examine and improve the state of pipeline safety regulations and gives enhanced safety authority to the PHMSA and is intended to improve pipeline transportation by strengthening enforcement capabilities. The 2002 Act and the rules issued by the U.S. Department of Transportation require interstate pipelines and local distribution companies to implement a 10-year program of risk analysis, pipeline assessment and remedial repair for transportation pipelines located in high-consequence areas such as densely populated locations. The PHMSA completed integrated compliance and control-room management audits of Questar Pipeline and a subsidiary in 2013 and 2014. There were no proposed fines resulting from these audits.

Questar Southern Trails Pipeline: Questar Pipeline entered into an agreement with an affiliate of Spectra Energy Corp to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude into the pipeline for transportation to refineries in Southern California. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $23 million. The partners continue to market the project and are currently working with refiners to outline the general framework for potential service agreements. To meet a 2017 in-service target date, the partners are working to finalize selection of a preferred unloading terminal site, complete preliminary engineering and submit conditional land-use applications. Questar Pipeline evaluated this asset for impairment in 2014 and does not believe that it is impaired.

Corporate and Other
Corporate employees provide compliance, legal, finance, tax, treasury, human resources, audit, information technology, purchasing, warehousing, fleet, communication and insurance services for Questar's subsidiaries.

Corporate and other operations also include Questar Fueling Company (Questar Fueling). Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. In 2014, the company had five CNG stations in operation: Houston, DeSoto and Dallas, Texas; and Topeka and Kansas City, Kansas. Questar Fueling expects to open three more CNG stations in early 2015 in Salt Lake City, Utah; San Antonio, Texas; and Phoenix, Arizona. The company is planning and developing other stations along major transportation corridors in California, Colorado, Nevada, and Connecticut. Questar Fueling's financial results are not currently material to Questar's consolidated operations.

Questar 2014 Form 10-K	12

Employees
At December 31, 2014, the Company had 1,745 employees, including 909 in Questar Gas, 146 in Wexpro, 285 in Questar Pipeline and 405 in Corporate and other.

Executive Officers of the Registrant

Primary Positions Held with the Company and Affiliates, Other Business Experience

Ronald W. Jibson	61
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

Kevin W. Hadlock	42
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

Thomas C. Jepperson	60
Executive Vice President and Chief Operating Officer, Questar (2015 to present). Previous titles with Questar: General Counsel, Questar (2010 to 2015); Corporate Secretary, Questar (2010 to 2014), Vice President and General Counsel, Questar (2005 to 2010).

R. Allan Bradley	63
Executive Vice President, Questar (2010 to present); President and Chief Executive Officer, Questar Pipeline (2006 to present); President, Chief Operating Officer and Director, Questar Pipeline (2005 to present); Chairman of the White River Hub, LLC Management Committee (2008 to present). Previous titles with Questar: Senior Vice President, Questar (2005 to 2010).

James R. Livsey	61
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

Craig C. Wagstaff	51
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

David M. Curtis	59
Vice President and Corporate Controller, Questar (2011 to present); Vice President and Controller, Wexpro (2010 to present); Vice President and Controller, Questar Gas and Questar Pipeline (2003 to present).

Kelly B. Maxfield	61	Vice President, Information Technology and Administration, Questar (2004 to present). Previous title with Questar: President, Chief Executive Officer, Consonus (2001 to 2004).

Colleen L. Bell	55
Vice President and General Counsel, Questar (2015 to present). Previous titles with Questar: Assistant General Counsel, Questar (2011 to 2015); General Counsel, Questar Gas (2008 to 2011); Senior Corporate Counsel, Questar (1999 to 2008).

Patrick D. Teuscher	59
Vice President, Audit and Chief Risk Officer, Questar (2014 to present). Previous titles with Questar: General Manager and Director, Audit Services, Questar (2007 to 2013); Director, Financial and Administrative Services, Questar InfoComm/Questar Service Corp (2000-2006).

Julie A. Wray	46
Corporate Secretary and General Manager, Human Resources, Questar (2014 to present). Previous titles with Questar: Assistant Corporate Secretary and Director, Compensation and Benefits, Questar (2010 to 2014); Senior Corporate Counsel, Questar (2006 to 2010).

Questar 2014 Form 10-K	13

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

Risks Inherent in the Company's Business

Low oil and natural gas prices impact the Company's earnings and ability to grow its Wexpro and Questar Pipeline businesses. The recent collapse in oil and natural gas prices may continue to reduce earnings for Wexpro and Questar Pipeline. Wexpro is exposed to some commodity price risk even though most of Wexpro's revenues are based on cost of service. Questar Pipeline has commodity price risk on NGL volumes recovered in its pipeline system.

Wexpro may be unable to continue to grow its cost-of-service investment in the current pricing environment at the historical rate since the cost-of-service price per decatherm on new drilling may be greater than the current forward curve for natural gas prices. Wexpro agreed to generally design its annual drilling program to provide cost-of-service production that is, on average, at or below the current 5-year Rockies-adjusted NYMEX price in the stipulation approving the inclusion of the Trail properties in the Wexpro II Agreement.

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

Low oil and natural gas prices in the Rocky Mountain region are reducing drilling activity and Questar Pipeline's opportunity to expand its pipeline system.

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

Questar Gas's large customers may elect to switch from sales to transportation service and reduce Questar Gas's need for cost-of-service gas from Wexpro. Certain large commercial and industrial customers of Questar Gas have elected to switch from sales service to transportation service. This switching may limit the volumes that Wexpro is able to supply to Questar Gas. Wexpro and Questar Gas are pursuing opportunities to use Wexpro cost-of-service gas for Questar Gas's industrial customers, although there is no assurance that this will be successful.

Wexpro has market price risk if production exceeds 65% of Questar Gas's forecasted demand. In September 2013, Wexpro completed the Trail acquisition. In the first quarter of 2014, the PSCU and the PSCW approved a stipulation for inclusion of the Trail acquisition properties in the Wexpro II Agreement. As part of this stipulation, Wexpro agreed to a provision to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas

Questar 2014 Form 10-K	14

price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Gas and oil reserve estimates are imprecise and subject to revision. Wexpro's proved natural gas and oil reserve estimates are prepared annually by internal reservoir engineers. Gas and oil reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and timing of development expenditures. The accuracy of these estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Reserve estimates are imprecise and will change as additional information becomes available. Ownership interests in properties may change due to claims of ownership rights. Estimates of economically recoverable reserves prepared by different engineers, or by the same engineers at different times, may vary significantly. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimation process involves economic assumptions relating to commodity prices, production costs, severance and other taxes, capital expenditures and remediation costs. Changes in field-development plans will impact the reporting of reserves because the Company limits the recording of proved undeveloped reserves to those that are expected to be developed within the next five years. Actual results most likely will vary from the estimates. Any significant variance from these assumptions could affect the recoverable quantities of reserves attributable to any particular property and the classifications of reserves.

Wexpro's disclosure of the standardized measure of discounted future net cash flows may not accurately reflect the value of these reserves. Investors should not assume that Wexpro's presentation of the standardized measure of discounted future net cash flows relating to non-cost-of-service proved reserves in Note 19 to the financial statements included in Item 8 of Part II of this Annual Report is reflective of the current market value of the estimated gas and oil reserves. In accordance with SEC disclosure rules, the estimated discounted future net cash flows from Wexpro's non-cost-of-service proved reserves are based on the first-of-the-month prior 12-month average prices and current costs on the date of the estimate, holding the prices and costs constant throughout the life of the properties and using a discount factor of 10% per year. Actual future production, prices and costs may differ materially from those used in the current estimate, and future determinations of the standardized measure of discounted future net cash flows using similarly determined prices and costs may be significantly different from the current estimate.

Wexpro may acquire properties not subject to the Wexpro or Wexpro II agreements. Wexpro may acquire gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II Agreement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers. Wexpro would be subject to commodity-price risk and marketing risks for these properties. Wexpro's Canyon Creek interest that it acquired in 2014 will be presented to the PSCU and PSCW for inclusion in the Wexpro II Agreement; however, there is no assurance that the PSCU and PSCW will include this property.

Wexpro may not be successful in entering into cost-of-service arrangements with third parties. Wexpro plans to acquire gas properties outside of the Wexpro or Wexpro II agreements and sell the production to third parties under cost-of-service arrangements. Only a few other companies have entered into similar cost-of-service arrangements and Wexpro may not be successful in negotiating such arrangements with third parties and obtaining approval from applicable regulators.

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

Questar Pipeline's natural gas liquids revenues have declined and are expected to decline further. Questar Pipeline earns NGL revenues from its processing plant and pipeline facilities. These revenues have declined in the last few years due to lower prices and the development of upstream facilities that extract NGL before the gas is transported on Questar Pipeline's system. These NGL revenues are expected to decline further due to growth in upstream processing.

Questar Pipeline's plans to develop the western segment of Questar Southern Trails Pipeline may not be successful. Questar Pipeline is working with an affiliate of Spectra Energy Corp to develop a rail terminal and utilize the western segment of Questar Southern Trails Pipeline to transport crude oil to refineries in Southern California. There are a number of risks for this project, including competition from other rail terminals, environmental reviews and permitting. Recent accidents involving rail shipments of crude oil may increase these risks and increase regulatory oversight. Recent declines in oil prices have resulted in a lower basis differential between West Texas Intermediate crude prices and Brent crude prices. This may result in less demand

Questar 2014 Form 10-K	15

from the Southern California refiners to switch from international crude oil supplies to domestic crude oil supplies. There is no assurance that Questar Pipeline will be successful in developing this project.

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

The legal dispute over gathering costs between Questar Gas and QEP Field Services may result in costs to shareholders. As disclosed in Note 9 to the financial statements included in Item 8 of Part II of this Annual Report, Questar Gas and QEP Field Services are involved in a legal dispute over gathering costs. These gathering costs have been included in Questar Gas's rates as purchased-gas costs. The outcome of this dispute and its resulting financial impact on Questar Gas are uncertain at this time.

Questar Fueling may be unable to profitably compete in the natural gas fueling market. Questar Fueling was created in 2012 to design, build and operate natural gas fueling facilities in a competitive market. Questar Fueling's operations may not be profitable until demand grows and it establishes itself as a credible player in the industry. Lower oil prices may reduce the incentive for trucking companies to switch from diesel to natural gas powered trucks.

Operations in all lines of business involve numerous risks that might result in accidents, environmental harm and other operating risks and costs. Drilling is a high-risk activity. Operating risks include: fire, explosions and blow-outs; unexpected drilling conditions such as abnormally pressured formations; abandonment costs; pipe, cement or casing failures; environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids (including groundwater contamination). The Company could incur substantial losses as a result of injury or loss of life; pollution or other environmental damage; damage to or destruction of property and equipment; regulatory investigation; fines or curtailment of operations; and legal fees and other expenses incurred in the prosecution or defense of litigation. As a working interest owner in wells operated by other companies, the Company may also be exposed to the risks enumerated above that are not within its care, custody or control.

The Company's underground pipelines may be exposed to damage by third-party digging within the pipeline rights-of-way. Such damage may result in fires and explosions, which could cause injuries, loss of life and other damage. The Company works to educate contractors and other third parties, to mark rights-of-way with appropriate signs, and to encourage staking of pipeline locations before any digging.

There are also inherent operating risks and hazards in the Company's gas and oil production, processing, transportation, storage and distribution operations that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, and impairment of operations. Certain Company pipelines have been in service for a number of years. As these pipelines age, the risk may increase of pipeline leakage or failure due to corrosion, fatigue, third-party damage, ground movement, or subsidence due to underground mining. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites could increase the damages resulting from these risks. In spite of the Company's precautions, an event could cause considerable harm to people or property, and could have a material adverse effect on financial position and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to the Company's customers. Such circumstances could adversely impact the Company's ability to meet contractual obligations and retain customers.

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

Questar 2014 Form 10-K	16

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

Questar is exposed to credit risk. Questar has credit exposure in outstanding accounts receivable from customers in all segments of its business, which could become significant. Credit risk may increase for certain customers and counterparties in the current low oil and gas price environment. Questar maintains credit procedures, for example, by requiring deposits or prepayments to help manage this risk. Questar aggressively pursues collection of past-due accounts receivable and monitors customer-specific credit risk.

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
Federal and state agencies frequently impose conditions on the Company's activities. These restrictions have become more stringent over time and can limit or prevent natural gas and oil development and production on Wexpro's leaseholds or construction of new transmission or distribution pipelines and related facilities. For example, the United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. The listing of certain species, such as the sage grouse, as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Accidental releases or failure to obtain permits for discharges could result in civil and criminal penalties, orders to cease such discharges, corrective actions, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.
The U.S. Environmental Protection Agency (EPA) has enacted air-quality regulations that particularly affect Questar Pipeline and Wexpro operations. These regulations require the installation of additional pollution controls and extensive monitoring and reporting. Some states have implemented air-quality rules that are stricter than the federal regulations, making it difficult to strategically plan for long-term pollution controls. The impact of these air-quality regulations, along with greenhouse gas monitoring and reporting requirements, may result in increased costs for Questar.

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

Questar 2014 Form 10-K	17

reservoirs that require hydraulic-fracture stimulation to be commercially viable. Currently, all well construction activities, including hydraulic-fracture stimulation, are regulated by federal and state agencies that review and approve all aspects of gas- and oil-well design and operation. New environmental initiatives, proposed federal and state legislation, and rule-making pertaining to hydraulic-fracture stimulation could increase Wexpro's costs, restrict its access to natural gas reserves and impose additional permitting and reporting requirements. These potential restrictions on the use of hydraulic-fracture stimulation could materially affect the Company's ability to develop gas and oil reserves. The Company believes its well design and completion procedures are appropriate to protect the environment. Questar supports disclosure of the contents of hydraulic-fracturing fluids and submits information on the chemicals used in hydraulic-fracture stimulation on Company-operated wells through the national disclosure registry FracFocus (fracfocus.org).

In addition to the costs of compliance, substantial costs may be incurred to evaluate and take corrective actions at both owned and previously-owned facilities. These facilities include a previously-owned chemical business, manufactured gas plant sites, and transmission and production facilities. Accidental spills and leaks requiring cleanup may occur in the ordinary course of business. As standards change, the Company may incur significant costs in cases where past operations followed practices that were considered acceptable at the time but now require remedial work to meet current standards. Significant expenditures may result from remedial activities, injunctions and/or penalties.

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

In January 2015, the federal government issued a “blueprint” outlining the policies it will adopt to address methane emissions from the oil and gas industry. The blueprint announces an overall goal to cut methane emissions by 40% to 45% from 2012 levels by 2025. This will occur through a combination of regulatory and voluntary initiatives that will be rolled out over the next two years. It is too early to predict how these new requirements will affect Questar's business, operations, or financial results.

If forthcoming climate change regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial and electricity-generation applications is essential to reduce U.S. greenhouse-gas emissions, use of natural gas in these applications should increase. Similarly, natural gas will be essential in ensuring electrical-grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative transportation fuel continues to grow, with Questar actively involved in expanding refueling infrastructure, particularly to serve the trucking industry. On the other hand, federal regulation of methane and carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. The impact on the environment of natural gas drilling, production and transportation continues to be analyzed and debated, which could influence future laws and regulations. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases.

Questar is subject to changing U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration and state rules and regulations, which may increase costs. The Company is subject to PHMSA non-compliance risk due to significant legislative mandates and pending rulemaking. The reauthorization of the Pipeline Safety Act is on the legislative calendar for 2015 and may include significant new or restated mandates. The last reauthorization in 2011 included 42 congressional mandates directed at the natural gas and pipeline industry, of which the PHMSA has only satisfied approximately

Questar 2014 Form 10-K	18

50%. This creates a significant risk to Questar and the pipeline industry in the form of potential new legislation targeting the gaps that the PHMSA has yet to fill. Included in the 2011 reauthorization were new provisions on historical records research, maximum-allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. The PHMSA has not yet issued new rulemaking on most of these items.

The PHMSA completed integrated compliance and control-room management audits of Questar Pipeline and a subsidiary in 2013 and 2014. There were minor findings but no proposed fines resulting from these audits. Auditors from the state of Utah continue to inspect Questar Gas's records, facilities and practices but have issued only minor findings and no fines. Penalties associated with non-compliance could be substantial if violations and corrective-action orders are issued. The Company expects to continue to incur significant costs to upgrade or re-certify infrastructure to meet changing regulations and legislative mandates or to respond to escalating information requests.

FERC regulates the transportation and storage of natural gas and natural gas markets. Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The FERC has authority to: set rates for natural gas transportation, storage and related services; set rules governing business relationships between the pipeline subsidiary and its affiliates; approve new pipeline and storage-facility construction; and establish policies and procedures for accounting, purchases, sales, abandonments and other activities. FERC policies may adversely affect Questar Pipeline's profitability. Over the past several years, the FERC has issued a number of orders related to market transparency that extend FERC oversight to many Questar subsidiaries. Order No. 704 requires all natural gas companies to report gas purchases and sales and their relationship to price reporting indexes. Order No. 712 defines changes in capacity release and asset management. Order No. 717 establishes new Standards of Conduct Rules. In addition to the orders, the FERC released a policy statement on compliance in which it states that companies must have a "rigorous" FERC compliance program that extends to all subsidiaries, not just interstate pipelines. Since the enactment of the Energy Policy Act of 2005, granting the FERC increased penalty authority for non-compliance, the FERC has targeted various issues in the natural gas industry for compliance audits and investigations. In late 2010 the FERC issued a revised policy statement on penalty guidelines. These guidelines identify mitigation measures companies can take to minimize the risk of a significant FERC compliance penalty. The best mitigation measure a company can implement is a rigorous FERC compliance program with oversight by a Chief FERC Compliance Officer. This has been implemented by Questar. However, even a rigorous compliance program is no guarantee that FERC compliance issues will not arise.

State agencies regulate the distribution of natural gas. Questar Gas's natural gas distribution business is regulated by the PSCU and the PSCW. These commissions set rates for distribution services and establish policies and procedures for services, accounting, purchases, sales and other activities. PSCU and PSCW policies and decisions including an authorized return on equity and disallowed costs may adversely affect the Company's profitability. Authorized returns on equity have declined for Questar Gas and throughout the United States with the decline in interest rates, and may decline further for Questar Gas in future rate cases.

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

General economic and other conditions impact Questar's results. Questar's results may be negatively affected by the following: changes in global economic conditions; changes in regulation; creditworthiness of customers and suppliers; rate of inflation and interest rates; weather and natural disasters; competition from other forms of energy, other pipelines and storage facilities; ability to renegotiate contracts, which could ultimately result in the impairment of assets; effects of accounting policies issued periodically by accounting standard-setting bodies; terrorist attacks or acts of war; changes in business or financial condition; changes in credit ratings; and availability of financing. Slower economic growth in markets served by Questar businesses may adversely impact the Company's operating results.

Questar 2014 Form 10-K	19

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

The underfunded status of the Company's defined benefit pension plans and postretirement medical and life insurance plans increases costs and may require large contributions, which may divert funds from other uses. As of December 31, 2014, the Company's defined benefit pension plans were $143.8 million underfunded and its postretirement medical and life insurance plans were $43.8 million underfunded. The level of underfunding increased in 2014 because of a decrease in the discount rate used to value the liabilities and changes in mortality tables. The underfunded status of the plans may require large contributions, which may divert funds from other uses by the Company. Over time, periods of declining interest rates and asset values may result in further reduction of the funding status of the plans and require additional contributions. Questar cannot predict whether these factors will require the Company to make contributions greater than current expectations. Employees hired or rehired after June 30, 2010, are not eligible for the defined benefit pension plans and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire.

Failure of the Company's controls and procedures to detect misstatement of financial results or fraud could negatively impact operating results and harm the Company's reputation. Questar's management, including its Chief Executive Officer and Chief Financial Officer, cannot ensure and do not expect that the Company's internal controls over financial reporting, including disclosure controls, will prevent or detect all possible errors and fraud. A control system, no matter how well designed and implemented, can provide only reasonable assurance that the purpose and intent of the control system are achieved. The design and application of a control system is based, in part, on judgments about the likelihood of future events. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with Company policies. Because of inherent limitations in a control system, misstatements due to error or fraud may occur without detection.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

RETAIL GAS DISTRIBUTION - Questar Gas
Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, the metropolitan Salt Lake area, Provo, and Ogden. It also serves customers throughout the state, including the cities of Price, Roosevelt, Park City, Logan, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 28,239 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
Wexpro develops, produces and delivers cost-of-service natural gas for Questar Gas under the terms of the Wexpro agreements. The estimates of proved reserves were made by Wexpro's reservoir engineers as of December 31, 2014. All reported reserves are located in the United States. Wexpro sells crude oil and NGL production from certain producing properties at market prices. Wexpro recovers its costs and return on investment from the proceeds. Any residual operating income after recovery of costs and return is shared 54% Questar Gas, 46% Wexpro.

In December 2014, Wexpro completed the Canyon Creek acquisition, which must be submitted to the Commissions for consideration under the Wexpro II Agreement. In September 2013, Wexpro completed the Trail acquisition. In the first quarter of 2014, the Commissions approved the inclusion of the Trail acquisition properties in the Wexpro II Agreement. The following disclosures of gas and oil development and production properties include these acquisitions.

Questar 2014 Form 10-K	20

Reserves
The following table sets forth estimated proved natural gas and oil reserves:

	December 31, 2014			December 31, 2013
	Natural Gas	Oil and NGL	Natural Gas Equivalents	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)	(Bcf)	(Mbbl)	(Bcfe)
Proved developed reserves	552.9	4,678	581.0	560.0	4,384	586.3
Proved undeveloped reserves	13.2	53	13.5	251.2	1,233	258.6
Total proved reserves	566.1	4,731	594.5	811.2	5,617	844.9

Significant changes in proved undeveloped reserves for 2014 were as follows:

Natural Gas Equivalents
(Bcfe)
Balance at December 31, 2013	258.6
Revisions of previous estimates	(227.6)
Transferred to proved developed reserves	(17.5)
Balance at December 31, 2014	13.5

Refer to Note 19 to the financial statements included in Item 8 of Part II of this Annual Report for additional information pertaining to the Company's reserves.

Wexpro will file reserves estimates as of December 31, 2014, with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23. Although Wexpro uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for the wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

Production
The following table sets forth the net production volumes and the production costs per Mcfe for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Volumes produced
Natural gas - cost-of-service deliveries (Bcf)	63.5	59.2	57.5
Natural gas - sales (Bcf)	0.8	1.4	—
Oil and NGL (Mbbl)	587	617	665
Total production (Bcfe)	67.8	64.3	61.5
Lifting costs (per Mcfe)
Lease operating expense	$0.44	$0.43	$0.44
Production taxes	0.56	0.44	0.33
Total lifting costs	$1.00	$0.87	$0.77

Productive Wells
The following table summarizes the Company's productive wells as of December 31, 2014. All wells are located in the United States.

	Gas Wells	Oil Wells	Total
Gross	1,573	112	1,685
Net	769.2	37.4	806.6

Questar 2014 Form 10-K	21

Although many wells produce both gas and oil, a well is categorized as either a gas or an oil well based upon the ratio of gas to oil produced. Each gross well completed in more than one producing zone is counted as a single well. At the end of 2014, the Company had 13 gross wells with multiple completions.

Leasehold Acres
The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2014. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding-royalty and other similar interests. All leasehold acres are located in the United States.

	Developed Acres(1)		Undeveloped Acres(2)		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Wyoming	89,541	82,244	181,974	170,886	271,515	253,130
Colorado	29,574	25,794	—	—	29,574	25,794
Utah	14,013	13,773	—	—	14,013	13,773
Other	759	759	—	—	759	759
Total	133,887	122,570	181,974	170,886	315,861	293,456

(1) Developed acreage is acreage assigned to productive wells.

(2) Undeveloped acreage is leased acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

A portion of the leases summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed or production has been obtained from the acreage subject to the lease prior to that date. Leases held by production remain in effect until production ceases. The following table sets forth the gross and net undeveloped acres subject to leases summarized in the preceding table that will expire during the periods indicated:

	Undeveloped Acres Expiring
	Gross	Net
	Year Ending December 31,
2015	1,073	1,073
2016	45,925	45,763
2017	61,105	50,179
2018	1,960	1,960
2019 and later	71,911	71,911
Total	181,974	170,886

Gross and net undeveloped acreage amounts in the preceding tables are subject to adjustment pending confirmation of title to certain properties acquired in the fourth quarter of 2014.

Drilling Activity
The following table summarizes the number of development wells drilled by Wexpro during the years indicated. Wexpro did not drill any exploratory wells.

	Productive			Dry
	Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Net Wells Completed
Development	7.7	41.9	43.5	—	—	2.7

Gross Wells Completed
Development	11	59	74	—	—	3

Questar 2014 Form 10-K	22

INTERSTATE GAS TRANSPORTATION – Questar Pipeline
Questar Pipeline had consolidated firm transportation contracts of 5,198 Mdth per day at December 31, 2014. These commitments included 2,017 Mdth per day for Questar Pipeline; 2,080 Mdth per day for Overthrust Pipeline, a wholly-owned subsidiary; 81 Mdth per day for Southern Trails Pipeline, a wholly-owned subsidiary; and 1,020 Mdth per day for Questar Pipeline's 50% ownership of White River Hub. Questar Pipeline and its subsidiaries operate 2,670 miles of natural gas transportation pipelines that interconnect with other pipelines, including 11 miles owned by a third party. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline's natural gas transportation pipeline mileage includes: pipelines at storage fields and tap lines used to serve Questar Gas; 258 miles of Overthrust Pipeline; and 487 miles of the Southern Trails Pipeline; but does not include 96 miles of Southern Trails Pipeline that is not in service in Southern California. Questar Pipeline's system ranges in diameter from lines that are less than four inches to 36-inches. Questar Pipeline owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines. Questar Pipeline also owns processing facilities for dew-point control to meet gas-quality specifications of downstream pipelines.

Questar Pipeline owns several natural gas storage facilities. The Clay Basin storage facility in northeastern Utah has a certificated capacity of 120.2 Bcf, including 54.0 Bcf of working gas. In addition, Questar Pipeline owns three smaller storage aquifers in northeastern Utah and western Wyoming. Through a subsidiary, Questar Pipeline also owns gathering lines and processing facilities near Price, Utah, which provide gas-processing services.

ITEM 3.  LEGAL PROCEEDINGS.

In addition to the items referenced below, the Company is involved in other litigation and regulatory matters arising in the normal course of business. These other matters may include, for example, negligence claims, tax, regulatory or other governmental audits, inspections, investigations or other proceedings. These matters may involve state and federal taxes, safety, compliance with regulations, rate base, cost of service, and purchased-gas cost issues, among other things. While these normal-course matters could have a material effect on earnings and cash flows in the quarterly and annual period in which they are resolved, they are not expected to materially change the Company's financial position, results of operations or cash flows.

Commitments and Contingencies
See Note 9 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning commitments and contingencies.

Regulatory Proceedings
See Note 11 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

Questar 2014 Form 10-K	23

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Five-Year Cumulative Total Return to Shareholders
The following table and graph compare the cumulative total return of the Company's common stock with the cumulative total returns of a peer group of natural gas companies selected by Questar, and of the S&P 500 stock index:

	2009	2010	2011	2012	2013	2014
Questar	$100.00	$123.11	$145.23	$149.43	$179.12	$203.39
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	111.58	129.73	130.76	177.62	193.05

The chart assumes $100 is invested at the close of trading on December 31, 2009, in the Company's common stock, the index of peer companies and the S&P 500 index. It also assumes all dividends are reinvested. The Questar common stock values for periods prior to June 30, 2010, have been recast for the spinoff of QEP Resources (see comment in Item 6 of Part II of this Annual Report). For 2014, the Company had a total return of 13.55% compared to 8.69% for the peer group and 13.69% for the S&P 500 index. For the five-year period, the Company had a compound annual total return of 15.26% compared to 14.06% for the peer group and 15.45% for the S&P 500 index. The peer group is comprised of AGL Resources Inc.; Atmos Energy Corporation; Energen Corporation; EQT Corporation; MDU Resources Group, Inc.; National Fuel Gas Company; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Gas Company; Piedmont Natural Gas Company, Inc.; South Jersey Industries, Inc.; Southwest Gas Corporation; Vectren Corporation; and WGL Holdings, Inc.

Questar 2014 Form 10-K	24

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of Questar under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the graph by reference.

Questar's common stock is listed on the New York Stock Exchange (NYSE:STR). As of January 31, 2015, Questar had 7,003 shareholders of record. Following is a summary of Questar's quarterly stock-price and dividend information:

	High price	Low price	Dividend
	(per share)
2014
First quarter	$24.09	$22.07	$0.1800
Second quarter	24.89	22.83	0.1900
Third quarter	24.85	21.49	0.1900
Fourth quarter	26.44	21.06	0.1900
			$0.7500
2013
First quarter	$24.34	$19.99	$0.1700
Second quarter	26.01	22.85	0.1800
Third quarter	24.86	21.44	0.1800
Fourth quarter	23.99	22.04	0.1800
			$0.7100

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Questar had no unregistered sales of equity securities during the fourth quarter of 2014. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended December 31, 2014:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 October 1, 2014 through October 31, 2014	30,351	$24.11	—	989,645
Month #2 November 1, 2014 through November 30, 2014	—	—	—	989,645
Month #3 December 1, 2014 through December 31, 2014	8,733	25.85	—	989,645
Total	39,084	$24.50	—

(1) There were 30,351 share purchases in Month #1 and 8,733 share purchases in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options. There were no share purchases in Month #2.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

Questar 2014 Form 10-K	25

ITEM 6.  SELECTED FINANCIAL DATA.

Selected Questar financial data for the five years ending December 31, 2014, is provided in the table below. Refer to the note below regarding QEP and Items 7 and 8 in Part II of this Annual Report for discussion of facts affecting the comparability.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per-share amounts)
Results Of Operations
Revenues	$1,189.3	$1,220.0	$1,098.9	$1,194.4	$1,123.6
Operating income	405.4	305.8	375.7	366.9	343.3
Income from continuing operations	226.5	161.2	212.0	207.9	192.3
Discontinued operations, net of income taxes	—	—	—	—	146.9
Net income attributable to Questar	$226.5	$161.2	$212.0	$207.9	$339.2
Earnings per common share attributable to Questar
Basic from continuing operations	$1.29	$0.92	$1.20	$1.17	$1.09
Basic from discontinued operations	—	—	—	—	0.84
Basic total	$1.29	$0.92	$1.20	$1.17	$1.93
Diluted from continuing operations	$1.29	$0.92	$1.19	$1.16	$1.08
Diluted from discontinued operations	—	—	—	—	0.83
Diluted total	$1.29	$0.92	$1.19	$1.16	$1.91
Weighted-average common shares outstanding
Used in basic calculation	175.8	175.4	176.5	177.4	175.4
Used in diluted calculation	176.1	176.0	177.5	178.8	178.0
Financial Position
Total assets at December 31,	$4,249.7	$4,054.3	$3,803.3	$3,572.2	$3,407.0
Total liabilities at December 31,	$3,003.5	$2,855.5	$2,767.7	$2,538.7	$2,370.9
Capitalization and short-term debt at Dec. 31,
Short-term debt	$347.0	$276.0	$263.0	$219.0	$242.0
Current portion of long-term debt and capital lease obligation	26.1	0.9	42.7	91.5	182.0
Long-term debt and capital lease obligation, less current portion	1,257.5	1,285.5	1,138.2	993.0	898.5
Total equity	$1,246.2	$1,198.8	$1,035.6	$1,033.5	$1,036.1
Book value per common share at December 31,	$7.10	$6.85	$5.92	$5.81	$5.87
Cash Flow Of Continuing Operations
Net cash provided by operating activities	$443.6	$502.1	$467.7	$489.0	$350.9
Capital expenditures, including acquisitions	(371.5)	(503.7)	(370.7)	(367.7)	(320.3)
Net cash used in investing activities	(366.8)	(508.0)	(365.3)	(370.9)	(525.7)
Net cash provided by (used in) financing activities	(60.8)	5.1	(97.2)	(128.3)	185.1
Dividends per share	$0.75	$0.71	$0.665	$0.62	$0.54

Spinoff of QEP
On June 30, 2010, Questar distributed all of the shares of common stock of QEP Resources (formerly Questar Market Resources) held by Questar to Questar shareholders in a tax-free, pro rata dividend (the Spinoff). Each Questar shareholder received one share of QEP common stock for each share of Questar common stock held (including fractional shares) at the close of business on the record date. In connection with the Spinoff, QEP distributed Wexpro, a wholly-owned subsidiary of QEP, to Questar. The selected financial data presented above recasts QEP's operating results as discontinued operations for the 6 months ended June 30, 2010.

Questar 2014 Form 10-K	26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions, except per-share amounts)
Questar Gas	$55.2	$52.8	$47.1	$2.4	$5.7
Wexpro	122.8	110.6	103.9	12.2	6.7
Questar Pipeline(1)	60.6	8.2	64.7	52.4	(56.5)
Corporate and other	(12.1)	(10.4)	(3.7)	(1.7)	(6.7)
Net income	$226.5	$161.2	$212.0	$65.3	$(50.8)
Add: after-tax asset impairment charge(1)	—	52.4	—	(52.4)	52.4
Adjusted earnings	$226.5	$213.6	$212.0	$12.9	$1.6

Earnings per share - diluted	$1.29	$0.92	$1.19	$0.37	$(0.27)
Add: diluted loss per share attributable to asset impairment charge(1)	—	0.29	—	(0.29)	0.29
Adjusted earnings per share - diluted	$1.29	$1.21	$1.19	$0.08	$0.02

Weighted-average diluted shares	176.1	176.0	177.5	0.1	(1.5)

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

QUESTAR GAS
Questar Gas reported net income of $55.2 million in 2014 compared to $52.8 million in 2013 and $47.1 million in 2012. The increases were primarily due to additional margin from increased customers and a 2014 Utah general rate case.

Questar 2014 Form 10-K	27

Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Net Income
REVENUES
Residential and commercial sales	$875.7	$910.3	$788.4	$(34.6)	$121.9
Industrial sales	29.9	28.1	27.4	1.8	0.7
Transportation for industrial customers	17.9	14.4	11.9	3.5	2.5
Service	4.8	4.8	4.5	—	0.3
Other	32.6	28.2	30.0	4.4	(1.8)
Total Revenues	960.9	985.8	862.2	(24.9)	123.6
Cost of natural gas sold
From unaffiliated parties	181.4	279.7	185.6	(98.3)	94.1
From affiliated companies	423.4	370.9	347.7	52.5	23.2
Total cost of natural gas sold	604.8	650.6	533.3	(45.8)	117.3
Margin	356.1	335.2	328.9	20.9	6.3
OTHER OPERATING EXPENSES
Operating and maintenance	122.5	113.1	119.0	9.4	(5.9)
General and administrative	52.8	52.5	51.2	0.3	1.3
Retirement incentive	—	—	2.4	—	(2.4)
Depreciation and amortization	53.6	49.7	47.2	3.9	2.5
Other taxes	17.8	18.0	16.2	(0.2)	1.8
Total Other Operating Expenses	246.7	233.3	236.0	13.4	(2.7)
Net gain from asset sales	0.1	—	—	0.1	—
OPERATING INCOME	109.5	101.9	92.9	7.6	9.0
Interest and other income	5.9	5.1	5.5	0.8	(0.4)
Interest expense	(28.2)	(22.3)	(24.1)	(5.9)	1.8
Income taxes	(32.0)	(31.9)	(27.2)	(0.1)	(4.7)
NET INCOME	$55.2	$52.8	$47.1	$2.4	$5.7
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	98.0	114.9	96.2	(16.9)	18.7
Industrial sales	4.3	4.4	4.7	(0.1)	(0.3)
Transportation for industrial customers	81.3	64.5	62.0	16.8	2.5
Total industrial	85.6	68.9	66.7	16.7	2.2
Total deliveries	183.6	183.8	162.9	(0.2)	20.9
Natural gas revenue (per dth)
Residential and commercial	$8.93	$7.92	$8.19	$1.01	$(0.27)
Industrial sales	7.14	6.47	5.79	0.67	0.68
Transportation for industrial customers	0.22	0.22	0.19	—	0.03
System natural gas cost (per dth)	$5.98	$5.00	$4.77	$0.98	$0.23
Colder (warmer) than normal temperatures	(17%)	8%	(16%)	(25%)	24%
Temperature-adjusted usage per customer (dth)	108.9	108.0	108.4	0.9	(0.4)
Customers at December 31, (in thousands)	962	946	931	16	15

Questar 2014 Form 10-K	28

Margin Analysis
Questar Gas's margin (revenues less gas costs) increased $20.9 million in 2014 compared to 2013 and increased $6.3 million in 2013 compared to 2012. Following is a summary of major changes in Questar Gas's margin for 2014 compared to 2013 and 2013 compared to 2012:

	Change
	2014 vs. 2013	2013 vs. 2012
	(in millions)
Customer growth	$4.7	$4.2
Transportation	4.3	2.0
Change in rates - general service	12.3	0.4
Infrastructure-replacement cost recovery	(9.6)	8.0
DSM cost recovery	8.1	(6.9)
Recovery of gas-cost portion of bad debt costs	0.9	(0.5)
Other	0.2	(0.9)
Increase	$20.9	$6.3

At December 31, 2014, Questar Gas served 962,225 customers, up from 945,971 at December 31, 2013, and 930,760 at December 31, 2012. Customer growth increased the margin by $4.7 million in 2014 and $4.2 million in 2013.

Transportation service revenues increased the margin during 2014 due to higher deliveries for electric generation and new transportation general rates.

Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%. Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program, and do it upon the completion of each project. The Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. The net change in Utah general service rates increased the margin by $2.7 million in 2014.

Recovery of DSM costs increased Questar Gas margin in 2014 and reduced margin in 2013. DSM costs are incurred to promote energy conservation by customers. Changes in the margin contribution from DSM recovery revenues are offset by equivalent changes in program expenses.

Temperature-adjusted usage per customer was essentially flat from 2012 through 2014. The impact on the company margin from changes in usage per customer has been mitigated by the CET. The CET adjustment decreased revenues by $11.1 million in 2014, decreased revenues by $1.1 million in 2013 and decreased revenues by $2.9 million in 2012, which offset changes in customer usage.

Weather, as measured in degree days, was 17% warmer than normal in 2014, 8% colder than normal in 2013 and 16% warmer than normal in 2012. A weather-normalization adjustment on customer bills generally offsets financial impacts of temperature variations.

Cost of Natural Gas Sold
Cost of natural gas sold decreased 7% in 2014 compared to 2013 and increased 22% in 2013 compared to 2012. The 2014 decrease was due to a 14% decrease in volumes sold, partially offset by a 20% increase in the purchase cost of natural gas. The 2013 increase was due to an 18% increase in volumes sold and a 5% increase in the purchase cost of natural gas. Cost of natural gas from affiliates includes cost-of-service gas supplies from Wexpro and transportation and storage from Questar Pipeline. These costs increased 14% in 2014 and 7% in 2013 due to Wexpro's higher investment in gas development properties resulting in higher volumes of cost-of-service gas. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2014, Questar Gas had a $39.2 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers. In October 2014, Questar Gas filed requests in Utah and Wyoming to reduce annualized gas costs collected from customers by $30.2 million. Gas purchase costs are expected to decline during the remainder of the heating season. Refer to

Questar 2014 Form 10-K	29

Note 1 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding cost of natural gas sold.

Other Expenses
Operating and maintenance expenses increased 8% in 2014 compared to 2013 and decreased 5% in 2013 compared to 2012. The changes included DSM cost recoveries that were $8.1 million higher in 2014 and $6.9 million lower in 2013. Excluding DSM charges, operating and maintenance expenses increased 2% in 2014 and were essentially flat in 2013.

General and administrative costs were largely unchanged in 2014 compared to 2013 and increased 3% in 2013 compared to 2012. The 2013 increase was primarily due to higher allocated corporate expenses. The sum of operating, maintenance, general and administrative expenses per customer, excluding DSM costs, was $143 in 2014 and 2012 and was $144 in 2013.

Other taxes decreased slightly in 2014 compared to 2013 and increased 11% in 2013 compared to 2012. The 2013 increase was due to increased property tax valuations and rates.

Depreciation and amortization expense was 8% higher in 2014 compared to 2013 and increased 5% in 2013 compared to 2012 due to higher depreciation expense from plant additions driven by customer growth and feeder-line replacements.

Acquisition of Eagle Mountain City's Natural Gas System
In June 2014, Questar Gas reached an understanding with Eagle Mountain City to purchase the municipality's natural gas system for approximately $11.4 million in early 2015. The acquisition is contingent upon finalizing the purchase-agreement terms. The city has about 6,500 natural gas customers.

WEXPRO
Wexpro reported net income of $122.8 million in 2014 compared to $110.6 million in 2013 and $103.9 million in 2012. The growth in net income resulted primarily from increased investment in cost-of-service gas development wells and the September 2013 Trail acquisition.

Questar 2014 Form 10-K	30

Following is a summary of Wexpro financial and operating results:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Net Income
REVENUES
Operator service fee	$350.5	$294.0	$273.0	$56.5	$21.0
Oil and NGL sales	30.0	40.9	37.0	(10.9)	3.9
Natural gas sales and other	5.4	5.0	0.2	0.4	4.8
Total Revenues	385.9	339.9	310.2	46.0	29.7
OPERATING EXPENSES
Operating and maintenance	29.5	27.8	26.8	1.7	1.0
Gathering and other handling	0.4	0.8	—	(0.4)	0.8
General and administrative	32.6	28.7	26.8	3.9	1.9
Retirement incentive	—	—	0.2	—	(0.2)
Production and other taxes	37.6	28.3	20.8	9.3	7.5
Depreciation, depletion and amortization	100.5	85.8	77.4	14.7	8.4
Exploration	1.6	—	—	1.6	—
Abandonment and impairment	2.0	—	—	2.0	—
Oil and NGL income sharing	—	0.6	2.5	(0.6)	(1.9)
Total Operating Expenses	204.2	172.0	154.5	32.2	17.5
Net gain (loss) from asset sales	1.6	(0.2)	2.4	1.8	(2.6)
OPERATING INCOME	183.3	167.7	158.1	15.6	9.6
Interest and other income	1.1	5.0	2.8	(3.9)	2.2
Interest expense	(0.1)	(0.1)	—	—	(0.1)
Income taxes	(61.5)	(62.0)	(57.0)	0.5	(5.0)
NET INCOME	$122.8	$110.6	$103.9	$12.2	$6.7

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	63.5	59.2	57.5	4.3	1.7
Natural gas - sales (Bcf)	0.8	1.4	—	(0.6)	1.4
Oil and NGL (Mbbl)	587	617	665	(30)	(48)
Natural gas average sales price (per Mcf)	$4.57	$3.74	$—	$0.83	$3.74
Oil and NGL average sales price (per bbl)	$80.57	$85.20	$80.61	$(4.63)	$4.59
Investment base at Dec. 31, (in millions)	$649.0	$589.7	$531.1	$59.3	$58.6

Revenues
Wexpro earned a 17.9% after-tax return on average investment base in 2014 compared to 19.7% in 2013 and 19.9% in 2012. The decline in the 2014 return was due to the addition of the Wexpro II investment, which earns a lower return on the acquisition cost. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base is its costs of acquired properties and commercial wells and related facilities, adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement by the Commissions. Wexpro's return on investment base for natural gas development drilling is determined based on authorized returns from a group of rate-regulated companies plus an 8% risk premium. The authorized returns for this group of companies have declined in recent years, resulting in lower returns on investment base for Wexpro. Wexpro's return on investment base for property acquisitions is determined based on Questar Gas's approved cost of capital.

Questar 2014 Form 10-K	31

Following is a summary of changes in the Wexpro investment base:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Investment base at beginning of year	$589.7	$531.1	$474.4
Property acquisitions	103.7	—	—
Successful development wells and related equipment	44.2	158.5	149.3
Depreciation, depletion and amortization	(97.6)	(79.2)	(73.9)
Change in deferred taxes	9.0	(20.7)	(18.7)
Investment base at end of year	$649.0	$589.7	$531.1

The December 31, 2014 investment base includes the cost of the September 2013 Trail acquisition. The PSCU and PSCW authorized the inclusion of this acquisition in Wexpro II in the first quarter of 2014. The investment base does not include the cost of the Canyon Creek acquisition because it has not been approved for inclusion in the Wexpro II Agreement (see below under Property Acquisitions).

Wexpro produced 63.5 Bcf of cost-of-service natural gas for Questar Gas during 2014, compared to 59.2 Bcf in 2013 and 57.5 Bcf in 2012. The higher production levels are due to increased investment in gas-development wells and additional production from the Trail properties that were included in Wexpro II in 2014. Cost-of-service natural gas production provided the majority of Questar Gas's supply requirements in 2012 through 2014.

Revenues from oil and NGL sales decreased 27% in 2014 compared to 2013 after increasing 11% in 2013 compared to 2012. The 2014 decrease was driven by a 5% decrease in average selling price for oil and NGL and lower volumes of oil and NGL for which revenue is shared with Questar Gas customers pursuant to the Wexpro agreements. The 2013 increase was driven by a 6% increase in average selling price for oil and NGL and higher volumes of oil and NGL for which revenue is shared. Revenues from natural gas sales in 2014 and 2013 were primarily attributable to the Trail acquisition prior to its inclusion under the Wexpro II Agreement. The Canyon Creek acquisition also contributed a small amount of natural gas sales in 2014. See below and Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding the Trail and Canyon Creek acquisitions.

Expenses
Operating and maintenance expenses were up 6% in 2014 compared to 2013 and were up 4% in 2013 compared to 2012. The 2014 increase was due largely to higher natural gas production volumes. The 2013 increase was due to higher workover and water-disposal costs. Lease operating expense was $0.44 per Mcfe in 2014 and 2012 and was $0.43 per Mcfe in 2013.

General and administrative expenses were 14% higher in 2014 compared to 2013 and 7% higher in 2013 compared to 2012. The increases were due to higher employee-related and allocated corporate expenses.

Production and other taxes were 33% higher in 2014 compared to 2013 and 36% higher in 2013 compared to 2012. These taxes were $0.56 per Mcfe in 2014, $0.44 per Mcfe in 2013 and $0.33 per Mcfe in 2012. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL. The average price of natural gas used to calculate production taxes was $4.82 per Mcf in 2014, $3.85 per Mcf in 2013 and $2.87 per Mcf in 2012.

Depreciation, depletion and amortization expense was $1.75 per Mcfe in 2014, $1.56 in 2013 and $1.49 per Mcfe in 2012. The increases were due to higher development costs and the depletion of older lower-cost natural gas reserves.

Under the terms of the Wexpro agreements, Wexpro shares 54% of its operating income from oil and NGL production with Questar Gas after recovery of expenses and a return on Wexpro's investment in successful wells. Questar Gas received oil and NGL income sharing amounting to $0.6 million in 2013 and $2.5 million in 2012, which was credited to customers. No oil and NGL sharing amounts were reported for 2014.

Wexpro incurred exploration expenses of $1.6 million in 2014 related to expenditures for geological and seismic data associated with the purchase of unproved properties.

Questar 2014 Form 10-K	32

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

Property Acquisitions
In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for approximately $52.4 million. Essentially, this is a "bolt-on" acquisition to the company's current Canyon Creek assets, which are governed by the 1981 Wexpro Agreement. Under the terms of the Wexpro II Agreement, this property must be submitted to the Commissions to be considered for cost-of-service treatment for the benefit of Questar Gas customers.

In September 2013, Wexpro acquired an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin. In the first quarter of 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement. Refer to Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding the Trail and Canyon Creek acquisitions.

QUESTAR PIPELINE
Questar Pipeline reported 2014 net income of $60.6 million compared to $8.2 million in 2013 and $64.7 million in 2012. The primary driver of the significantly lower 2013 earnings was a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.

Questar 2014 Form 10-K	33

Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Net Income
REVENUES
Transportation	$195.6	$194.6	$194.5	$1.0	$0.1
Storage	37.5	37.3	38.3	0.2	(1.0)
NGL sales - transportation	6.7	7.7	7.1	(1.0)	0.6
NGL sales - field services	0.2	1.9	8.4	(1.7)	(6.5)
Energy services	12.7	12.7	15.3	—	(2.6)
Gas processing	1.5	1.6	2.7	(0.1)	(1.1)
Natural gas sales	1.5	3.8	4.4	(2.3)	(0.6)
Other	8.2	6.6	6.8	1.6	(0.2)
Total Revenues	263.9	266.2	277.5	(2.3)	(11.3)
OPERATING EXPENSES
Operating and maintenance	34.1	32.5	35.2	1.6	(2.7)
General and administrative	44.1	46.7	50.0	(2.6)	(3.3)
Retirement incentive	—	—	0.9	—	(0.9)
Depreciation and amortization	54.5	55.5	54.3	(1.0)	1.2
Asset impairment	—	80.6	—	(80.6)	80.6
Other taxes	9.1	9.3	9.1	(0.2)	0.2
Cost of sales	4.0	6.1	6.7	(2.1)	(0.6)
Total Operating Expenses	145.8	230.7	156.2	(84.9)	74.5
Net gain (loss) from asset sales	(0.5)	—	2.7	(0.5)	(2.7)
OPERATING INCOME	117.6	35.5	124.0	82.1	(88.5)
Interest and other income	1.2	1.8	0.6	(0.6)	1.2
Income from unconsolidated affiliate	3.5	3.7	3.7	(0.2)	—
Interest expense	(26.1)	(25.8)	(26.3)	(0.3)	0.5
Income taxes	(35.6)	(7.0)	(37.3)	(28.6)	30.3
NET INCOME	$60.6	$8.2	$64.7	$52.4	$(56.5)
Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	721.4	753.4	785.4	(32.0)	(32.0)
For Questar Gas	116.2	119.5	107.2	(3.3)	12.3
Total transportation	837.6	872.9	892.6	(35.3)	(19.7)
Transportation revenue (per dth)	$0.23	$0.22	$0.22	$0.01	$—
Net firm-daily transportation demand at December 31, (including White River Hub of 1,020 Mdth in 2014, 2013 and 2012)	5,198	5,121	5,039	77	82
Natural gas processing
NGL sales (Mbbl)	128	163	253	(35)	(90)
NGL average sales price (per bbl)	$54.17	$59.00	$61.16	$(4.83)	$(2.16)

Revenues
As of December 31, 2014, Questar Pipeline had firm transportation contracts of 5,198 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,121 Mdth per day as of December 31, 2013, and 5,039 Mdth per day as of December 31, 2012. Transportation contracts and revenues increased in 2014 primarily due to

Questar 2014 Form 10-K	34

new volumes for electric generation. During 2013, Questar Pipeline completed two system expansions, which added approximately 118 Mdth per day. Firm contract volumes associated with these expansions were partially offset by contract terminations. Transportation revenue for 2013 was flat with 2012 levels as new contracts offset decreases resulting from reduced-rate contracts and lower flexing revenue.

Questar Pipeline earns more revenue from Questar Gas than from any other single customer, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 6.6 years. White River Hub’s contracts have a weighted-average remaining life of 11.3 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with contracts extending through 2018. For 2013, storage revenue fell 3% from 2012 levels due to an expired park-and-loan contract and lower interruptible volumes. Storage revenue was largely unchanged in 2014.

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

Regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline's transmission system are not subject to the Clay Basin gas processing agreement. NGL sales for the regulated operations decreased 13% in 2014 compared to 2013 and increased 8% in 2013 compared to 2012. For 2014, volumes decreased 7%, and net revenue per barrel decreased by 6% when compared to 2013. For 2013, volumes increased 15% and net revenue per barrel decreased 5% when compared to 2012.

NGL sales for the unregulated subsidiary decreased 89% in 2014 compared to 2013 and decreased 77% in 2013 compared to 2012. The significant decrease over the two years was driven by upstream processing.

Energy services revenue was flat in 2014 when compared to 2013 and fell 17% when comparing 2013 with 2012. This decrease was driven by lower demand for products and services due to lower drilling activity in the Rockies. Gas processing revenue fell 41% in 2013 compared to 2012 due primarily to a terminated processing contract, and was essentially flat in 2014 relative to 2013.

Periodically, Questar Pipeline sells natural gas to settle gas imbalances. Generally, revenue received from the sale of natural gas approximates cost; however Questar Pipeline realized a $1.3 million gain on the sale of 1.3 MMdth of natural gas in the fourth quarter of 2012. Questar Pipeline received this gas to settle the shortfall between NGL revenue and the cost of service for conditioning gas at Clay Basin.

Other revenues increased in 2014 compared to 2013 due to receipt of incentive payments under renegotiated processing agreements to manage gas interchangeability on Questar Pipeline’s system and recovery of cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses increased 5% in 2014 compared to 2013 and decreased 8% in 2013 compared to 2012. The increase in 2014 was due to higher regulatory compliance and maintenance activity. The decrease in 2013 was due to lower maintenance expense and lower processing product costs.

General and administrative expenses decreased 6% in 2014 compared to 2013 and decreased 7% in 2013 compared to 2012. The decrease in 2014 was primarily due to lower employee-related expenses. The decrease in 2013 was primarily due to lower

Questar 2014 Form 10-K	35

communication expense. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in 2014 and 2013 and $0.10 in 2012. Operating, maintenance, general and administrative expenses include processing and storage costs.

Other taxes decreased 2% in 2014 compared to 2013 and increased 2% in 2013 compared to 2012 due to changes in property taxes.

Depreciation and amortization expense decreased 2% in 2014 compared to 2013 and increased 2% in 2013 compared to 2012. The 2014 decrease resulted from lower average property, plant and equipment due to the impairment of the eastern segment of Southern Trails Pipeline. The 2013 increase was due to investment in pipeline expansions.

In 2012, Questar Pipeline sold real estate for a gain of $2.4 million before income taxes.

Questar Southern Trails Pipeline
Questar Pipeline entered into an agreement with an affiliate of Spectra Energy Corp to evaluate and potentially recommission the western portion of its Southern Trails Pipeline to its original purpose as a crude oil transport pipeline and to develop a rail terminal to offload crude into the pipeline for transportation to refineries in Southern California. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $23 million. The partners continue to market the project and are currently working with refiners to outline the general framework for potential service agreements. To meet a 2017 in-service target date, the partners are working to finalize selection of a preferred unloading terminal site, complete preliminary engineering and submit conditional land-use applications. Questar Pipeline evaluated this asset for impairment in 2014 and does not believe that it is impaired.

During the third quarter of 2013, Questar Pipeline recorded an $80.6 million pre-tax ($52.4 million after-tax) impairment of the eastern portion of its Southern Trails Pipeline. For additional information, refer to Note 16 to the financial statements included in Item 8 of Part II of this Annual Report.

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. In 2014, the company had five CNG stations in operation: Houston, DeSoto and Dallas, Texas; and Topeka and Kansas City, Kansas. Questar Fueling expects to open three more CNG stations in early 2015 in Salt Lake City, Utah; San Antonio, Texas; and Phoenix, Arizona. The company is planning and developing other stations along major transportation corridors in California, Colorado, Nevada, and Connecticut. Questar Fueling net losses included in other consolidated results are presented below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Questar Fueling net loss	$(1.2)	$(0.8)	$(0.4)
Environmental Liability
In 2014, Questar increased its environmental liability by $5.0 million. This liability relates to a previously-owned chemical company and was increased due to changes in the costs of estimated future monitoring activities.

Retirement Incentive
In 2012, Questar offered a retirement incentive to eligible employees of six months additional salary. Approximately 100 employees accepted this offer and retired in early 2013. The $4.9 million incentive cost was recognized in 2012.

Interest and Other Income
Interest and other income decreased $3.3 million in 2014 compared to 2013 and increased $2.9 million in 2013 compared to 2012.

Questar 2014 Form 10-K	36

The details of interest and other income for the last three years are shown in the table below:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Interest income	$1.7	$1.3	$1.6	$0.4	$(0.3)
Inventory sales	0.1	0.3	0.6	(0.2)	(0.3)
Allowance for other funds used during construction (AFUDC)	2.8	6.3	2.3	(3.5)	4.0
Return earned on working-gas inventory and purchased-gas adjustment account	3.7	3.9	4.0	(0.2)	(0.1)
Other non-operating expenses	(1.7)	(1.9)	(1.5)	0.2	(0.4)
Total	$6.6	$9.9	$7.0	$(3.3)	$2.9

Income from Unconsolidated Affiliate
Income from White River Hub, Questar's sole unconsolidated affiliate, was $3.5 million in 2014 and was $3.7 million in 2013 and 2012.

Interest Expense
Interest expense increased 11% in 2014 compared to 2013 after decreasing 2% in 2013 compared to 2012. The increase in 2014 was due to higher long-term debt balances. The decrease in 2013 was due to the replacement of higher cost long-term debt with lower rates as long-term debt matured, and the use of short-term debt in the period between the retirement of long-term debt and the issuance of new long-term debt. Capitalized interest charges on construction projects amounted to $1.0 million in 2014, $0.8 million in 2013 and $0.2 million in 2012.

Income Taxes
The effective combined federal and state income tax rate was 35.7% in 2014, 38.6% in 2013 and 35.5% in 2012. The combined federal and state income tax rate was lower in 2014 due to research and development and state tax credits and an increase in the domestic production deduction. The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the Company has limited state operations for Southern Trails Pipeline. The effective combined federal and state income tax rate also increased in 2013 due to adjustments to estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies. The Company's taxable income for 2012 was offset completely by a net operating loss (NOL) carryforward generated in 2011. The remaining NOL carryforward of $26.9 million was fully utilized in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Following is a summary of net cash provided by operating activities for 2014, 2013 and 2012:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Net income	$226.5	$161.2	$212.0	$65.3	$(50.8)
Noncash adjustments to income	298.6	337.0	313.8	(38.4)	23.2
Changes in operating assets and liabilities	(81.5)	3.9	(58.1)	(85.4)	62.0
Net cash provided by operating activities	$443.6	$502.1	$467.7	$(58.5)	$34.4

Cash from changes in operating assets and liabilities was lower in 2014 compared to 2013 due to gas purchase payments in excess of amounts collected from customers and increased federal income tax payments. Cash from operating assets and liabilities was lower in 2012 compared to 2013 due to customer credits of gas costs previously collected from customers in excess of costs incurred and higher pension contributions.

Questar 2014 Form 10-K	37

Investing Activities
Capital spending in 2014 amounted to $371.5 million compared to $503.7 million in 2013. The details of capital expenditures, including acquisitions, in 2014 and 2013 and a forecast for 2015 are shown in the table below:

	Year Ended December 31,
	2015
	Forecast	2014	2013
	(in millions)
Questar Gas	$215	$174.7	$166.2
Wexpro	80	114.4	249.5
Questar Pipeline	50	59.4	73.4
Corporate and other	25	23.0	14.6
Total capital expenditures, including acquisitions	$370	$371.5	$503.7

Questar Gas
During 2014, Questar Gas added 377 miles of main, feeder and service lines to provide service to 16,254 additional customers. Capital expenditures for 2014 included $68.2 million to replace infrastructure. Questar Gas can earn on these expenditures through the infrastructure cost-tracking mechanism. The 2015 capital-spending forecast of about $215 million includes investments to provide service to approximately 24,100 additional customers, including about 6,500 new Eagle Mountain customers. The amount also includes investments for distribution-system upgrades and expansions and infrastructure replacements.

Wexpro
During 2014, Wexpro participated in 19 gross wells (13.5 net), resulting in 7.7 net successful gas wells and no net dry or abandoned wells. The 2014 net drilling-success rate was 100%. There were 8 gross wells (5.8 net) in progress at year-end. Wexpro expects to spend about $80 million in 2015 for developmental and exploratory drilling and property acquisitions. The 2014 Wexpro capital expenditure amount includes the cost of the Canyon Creek acquisition and the 2013 amount includes the cost of the Trail acquisition. Refer to Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for further information on these acquisitions.

Questar Pipeline
Questar Pipeline invested in several system upgrade and replacement projects in 2014. Questar Pipeline's 2015 capital-spending forecast is about $50 million, primarily for pipeline upgrades and replacements.

Financing Activities
Following is a summary of financing activities for 2014, 2013 and 2012:

	Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Common stock issues, net of repurchases	$(1.2)	$(1.9)	$(80.3)	$0.7	$78.4
Change in long-term debt and capital lease	(0.9)	104.6	56.5	(105.5)	48.1
Change in short-term debt	71.0	13.0	44.0	58.0	(31.0)
Dividends paid	(131.9)	(124.6)	(117.4)	(7.3)	(7.2)
Other	2.2	14.0	—	(11.8)	14.0
Net cash provided by (used in) financing activities	$(60.8)	$5.1	$(97.2)	$(65.9)	$102.3

In 2012 Questar repurchased 4.1 million shares of its common stock on the open market for $82.4 million. These repurchases were under a $100 million program approved by the Board of Directors to reduce the share count approximately to its June 30, 2010 level. The Board of Directors has authorized additional repurchases of up to 1 million shares per year to offset dilution from shares issued under Company incentive plans. Questar has made repurchases totaling $0.2 million under this program in 2014. There were no repurchases under the program in 2013.

Questar 2014 Form 10-K	38

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

Questar's consolidated capital structure consisted of 57% combined short- and long-term debt and capital lease obligation, and 43% common shareholders' equity at December 31, 2014, unchanged from December 31, 2013. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at December 31, 2014, with no amounts borrowed. Commercial paper outstanding amounted to $347.0 million at December 31, 2014, compared with $276.0 million a year earlier. Availability under the revolving credit facility is reduced by outstanding commercial paper amounts, resulting in net availability under the facility of $403.0 million at December 31, 2014. Under the facility, consolidated funded debt cannot exceed 70% of consolidated capitalization. In April 2013, Questar amended and restated its revolving credit facility to increase its size from $500.0 million to $750.0 million and extend its maturity from August 31, 2016 to April 19, 2018.

The Company believes current credit commitments are adequate for its working capital and short-term financing requirements during 2015. The Company's short-term financing requirements are seasonal and typically peak at December 31 because of Questar Gas's gas-purchasing requirements. The Company also believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

The Company increased its annualized dividend per share by 6% from $0.72 in 2013 to $0.76 in 2014. The Company has a dividend payout target of about 60%. The Company expects to increase future dividends as it is able to grow net income.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Questar enters into a variety of contractual cash obligations and other commitments.

Questar 2014 Form 10-K	39

The following table summarizes the significant contractual cash obligations as of December 31, 2014:

	Payments Due by Year
	Total	2015	2016	2017	2018	2019	After 2019
	(in millions)
Long-term debt
Questar Gas	$534.5	$—	$—	$14.5	$120.0	$—	$400.0
Questar Pipeline	460.1	25.1	—	—	255.0	—	180.0
Questar Corporation	250.0	—	250.0	—	—	—	—
Total	1,244.6	25.1	250.0	14.5	375.0	—	580.0
Interest on fixed-rate long-term debt
Questar Gas	480.2	27.1	27.1	27.1	22.5	19.2	357.2
Questar Pipeline	285.8	25.1	23.7	23.7	11.5	8.8	193.0
Questar Corporation	10.2	6.9	3.3	—	—	—	—
Total	776.2	59.1	54.1	50.8	34.0	28.0	550.2
Gas-purchase contracts - Questar Gas	148.4	18.3	15.2	18.2	21.2	21.2	54.3
Transportation, gathering and storage contracts - Questar Gas
With unaffiliated pipelines	260.9	29.0	29.0	29.0	26.3	24.9	122.7
With Questar Pipeline	217.1	74.4	73.4	46.7	13.4	5.2	4.0
Total	478.0	103.4	102.4	75.7	39.7	30.1	126.7
Capital lease	58.7	3.1	3.5	3.6	3.7	3.8	41.0
Less: intercompany commitments	(217.1)	(74.4)	(73.4)	(46.7)	(13.4)	(5.2)	(4.0)
Total - Questar Consolidated	$2,488.8	$134.6	$351.8	$116.1	$460.2	$77.9	$1,348.2
Total - Questar Gas	$1,641.1	$148.8	$144.7	$135.5	$203.4	$70.5	$938.2
Total - Questar Pipeline	$745.9	$50.2	$23.7	$23.7	$266.5	$8.8	$373.0

The Company's projected funding for its qualified defined benefit pension plan for 2015, which is not reflected in the above table, is $44.0 million. For more information regarding Questar's pension and other postretirement benefits, refer to Note 13 to the financial statements included in Item 8 of Part II of this Annual Report.

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

Changes in expected performance from the properties and economic data can result in a revision to the amount of estimated reserves held by the Company. If reserves are revised upward, operating results could be affected due to lower depreciation, depletion and amortization expense per unit of production. Likewise, if reserves are revised downward, operating results could be affected due to higher depreciation, depletion and amortization expense or a potential write-down of a property's book value if an impairment is warranted.

Questar 2014 Form 10-K	40

Asset Impairments
Questar evaluates assets for possible impairment when a triggering event occurs. Triggering events may include changes in market prices, recurring operating losses or significant changes in contracts, revenues or expenses for a specific asset. Impairment losses may be recorded if the undiscounted future cash flows are less than the current net book value of the asset. If impairment is indicated, fair value is estimated using a discounted cash flow approach that incorporates market interest rates or, if available, other market data. The amount of impairment loss recorded, if any, is the difference between the fair value of the asset and the current net book value. Estimates of the undiscounted future cash flows and fair value of the asset require significant assumptions for many years into the future regarding revenues and expenses. Changes in assumptions may make a difference in whether or not an asset is impaired and in the amount of the impairment.

Unbilled Revenues
Questar Gas estimates revenues on a calendar basis even though bills are sent to customers on a cycle basis throughout the month. The company estimates unbilled revenues for the period from the date meters are read to the end of the month using customer-usage history and weather information. Approximately one-half month of revenues is estimated in any period. The gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas has a CET. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies an allowed monthly revenue per customer, with differences to be deferred and recovered from or refunded to customers through periodic rate adjustments. Differences between Questar Gas's estimate of unbilled revenues and actual revenues subsequently billed do not have a significant impact on operating results because of the CET.

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

The assumed liability discount rate reflects the current rate at which the pension benefit obligations could effectively be settled and considers the rates of return available on a portfolio of high-quality, fixed-income investments. The Company discounted its future qualified pension liabilities using rates of 4.10% as of December 31, 2014 and 4.90% as of December 31, 2013. A 0.25% decrease in the discount rate would increase the Company's 2015 estimated annual qualified net pension cost by about $3.0 million.

The expected long-term rate of return on qualified benefit plan assets reflects the average rate of earnings expected on funds invested or to be invested for purposes of paying pension benefits. The Company establishes the expected long-term rate of return at the beginning of each fiscal year giving consideration to the benefit plan's investment mix and historical and forecast rates of return on these types of securities. The expected long-term rate of return determined by the Company was 7.00% as of January 1, 2015, and 7.25% as of January 1, 2014. Net benefit plan cost typically increases as the expected long-term rate of return on plan assets decreases. A 0.25% decrease in the expected long-term rate of return would cause an approximate $1.6 million increase in the 2015 qualified net pension cost.

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

Questar 2014 Form 10-K	41

behavior changes in response to changing natural gas prices. The economic impact of this decline in usage per customer has been somewhat offset by the addition of new customers and the CET.

Wexpro operations are subject to various government controls and regulation at the federal, state and local levels. Wexpro must obtain permits to drill and produce, maintain bonding requirements to drill and operate wells, submit and implement spill-prevention plans, and file notices relating to the presence, use, and release of specified contaminants incidental to gas and oil production. Wexpro is also subject to various conservation matters, including the regulation of the size of drilling and spacing units, the number of wells that may be drilled in a unit and the unitization or pooling of gas and oil properties. In addition, the Utah Division of Public Utilities and the staff of the PSCW are entitled to review the performance of Questar Gas and Wexpro under the Wexpro agreements and have retained an independent certified public accountant and an independent petroleum engineer to monitor the performance of the agreements.

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

Credit Risk
Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2014.

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. Companies posing such concerns were current on substantially all of their accounts at December 31, 2014. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, EOG Resources, PacifiCorp, EnCana Marketing, Shell Energy North America, Wyoming Interstate Company and Anadarko Energy Services Company.

Interest-Rate Risk
The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company's ability to borrow and the rates quoted by lenders can be adversely affected by illiquid credit markets. The Company had $1,245.2 million of fixed-rate long-term debt with a fair value of $1,356.1 million and a weighted-average life to maturity of 12.2 years at December 31, 2014. This compared to $1,247.1 million of fixed-rate long-term debt with a fair value of $1,310.8 million and a weighted-average life to maturity of 13.2 years at December 31, 2013. A 10% decline in interest rates would increase the fair value to $1,398.7 million at December 31, 2014 and $1,356.9 million in December 31, 2013. The fair value estimates do not represent the cost to retire the debt securities.

Questar 2014 Form 10-K	42

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Questar 2014 Form 10-K	43

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questar Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 19, 2015

Questar 2014 Form 10-K	44

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$960.9	$985.2	$859.7
Wexpro	35.6	45.1	36.1
Questar Pipeline	190.2	189.5	203.1
Other	2.6	0.2	—
Total Revenues	1,189.3	1,220.0	1,098.9

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	186.3	285.9	192.3
Operating and maintenance	189.0	174.3	180.8
General and administrative	127.9	121.0	120.8
Retirement incentive	—	—	4.9
Production and other taxes	66.2	57.4	47.9
Depreciation, depletion and amortization	213.7	194.8	181.6
Abandonment and impairment	2.0	80.6	—
Total Operating Expenses	785.1	914.0	728.3
Net gain (loss) from asset sales	1.2	(0.2)	5.1
OPERATING INCOME	405.4	305.8	375.7
Interest and other income	6.6	9.9	7.0
Income from unconsolidated affiliate	3.5	3.7	3.7
Interest expense	(63.1)	(56.9)	(57.9)
INCOME BEFORE INCOME TAXES	352.4	262.5	328.5
Income taxes	(125.9)	(101.3)	(116.5)
NET INCOME	$226.5	$161.2	$212.0

Earnings Per Common Share
Basic	$1.29	$0.92	$1.20
Diluted	1.29	0.92	1.19
Weighted-average common shares outstanding
Used in basic calculation	175.8	175.4	176.5
Used in diluted calculation	176.1	176.0	177.5

See notes accompanying the financial statements

Questar 2014 Form 10-K	45

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$226.5	$161.2	$212.0
Other comprehensive income (loss)
Pension and other postretirement benefits
Change in unrecognized actuarial loss	(97.5)	167.7	(35.7)
Change in unrecognized prior service cost	0.6	1.1	2.7
Interest rate cash flow hedge amortization	0.5	0.5	0.4
Change in fair value of long-term investment	—	(0.1)	0.1
Income taxes	36.9	(64.7)	12.3
Net other comprehensive income (loss)	(59.5)	104.5	(20.2)
COMPREHENSIVE INCOME	$167.0	$265.7	$191.8

See notes accompanying the financial statements

Questar 2014 Form 10-K	46

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$32.0	$16.0
Accounts receivable, net	89.6	119.3
Unbilled gas accounts receivable	93.7	93.4
Federal income taxes receivable	28.5	4.5
Inventories, at lower of average cost or market:
Gas stored underground	43.7	40.0
Materials and supplies	30.4	23.7
Current regulatory assets	79.6	35.8
Prepaid expenses and other	11.2	9.5
Deferred income taxes - current	5.8	9.7
Total Current Assets	414.5	351.9

Property, Plant and Equipment
Distribution property, plant and equipment	2,352.3	2,203.0
Cost-of-service gas and oil property, plant and equipment, successful efforts method	1,688.4	1,626.4
Transportation property, plant and equipment	1,827.7	1,774.3
Other property, plant and equipment	93.1	71.0
Total Property, Plant and Equipment	5,961.5	5,674.7
Distribution accumulated depreciation and amortization	(780.3)	(745.2)
Cost-of-service gas and oil accumulated depreciation, depletion and amortization	(757.3)	(689.8)
Transportation accumulated depreciation and amortization	(673.9)	(627.2)
Other accumulated depreciation and amortization	(14.5)	(9.5)
Total accumulated depreciation, depletion and amortization	(2,226.0)	(2,071.7)
Net Property, Plant and Equipment	3,735.5	3,603.0

Investment in unconsolidated affiliate	24.7	25.6

Other Assets
Goodwill	9.8	9.8
Noncurrent regulatory assets	25.0	20.5
Other noncurrent assets	40.2	43.5
Total Other Assets	75.0	73.8
TOTAL ASSETS	$4,249.7	$4,054.3

Questar 2014 Form 10-K	47

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$347.0	$276.0
Accounts payable	116.0	158.0
Accrued expenses and other	42.3	42.1
Production and other taxes	35.5	34.7
Customer advances	29.4	19.8
Current regulatory liabilities	13.4	14.1
Interest payable	11.7	10.2
Current portion of long-term debt	25.1	—
Current portion of capital lease obligation	1.0	0.9
Total Current Liabilities	621.4	555.8

Long-term debt, less current portion	1,220.1	1,247.1
Capital lease obligation, less current portion	37.4	38.4
Deferred income taxes	715.6	707.2
Asset retirement obligations	69.3	67.7
Defined benefit pension plan	141.9	70.7
Other postretirement benefits	43.8	42.5
Noncurrent regulatory liabilities	69.9	61.2
Customer contributions in aid of construction	29.2	29.1
Other noncurrent liabilities	54.9	35.8
Commitments and contingencies - Note 9

COMMON SHAREHOLDERS' EQUITY
Common stock - without par value; 500.0 million shares authorized; 175.4 million outstanding at Dec. 31, 2014, and 175.1 million outstanding at Dec. 31, 2013	476.8	464.5
Retained earnings	970.7	876.1
Accumulated other comprehensive loss	(201.3)	(141.8)
Total Common Shareholders' Equity	1,246.2	1,198.8
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,249.7	$4,054.3

See notes accompanying the financial statements

Questar 2014 Form 10-K	48

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Stock		Retained Earnings	Accum. Other Comp. Loss
	Shares	Amount			Total
	(in millions)
Balances at December 31, 2011	177.9	$514.7	$744.9	$(226.1)	$1,033.5
Common stock issued	1.5	7.2	—	—	7.2
Common stock repurchased	(4.4)	(88.5)	—	—	(88.5)
Dividends paid ($0.665 per share)	—	—	(117.4)	—	(117.4)
Share-based compensation	—	9.0	—	—	9.0
2012 net income	—	—	212.0	—	212.0
Net other comprehensive loss	—	—	—	(20.2)	(20.2)
Balances at December 31, 2012	175.0	442.4	839.5	(246.3)	1,035.6
Common stock issued	0.3	2.3	—	—	2.3
Common stock repurchased	(0.2)	(4.2)	—	—	(4.2)
Dividends paid ($0.71 per share)	—	—	(124.6)	—	(124.6)
Share-based compensation	—	10.0	—	—	10.0
Tax benefits from share-based compensation	—	14.0	—	—	14.0
2013 net income	—	—	161.2	—	161.2
Net other comprehensive income	—	—	—	104.5	104.5
Balances at December 31, 2013	175.1	464.5	876.1	(141.8)	1,198.8
Common stock issued	0.5	2.9	—	—	2.9
Common stock repurchased	(0.2)	(4.1)	—	—	(4.1)
Dividends paid ($0.75 per share)	—	—	(131.9)	—	(131.9)
Share-based compensation	—	11.3	—	—	11.3
Tax benefits from share-based compensation	—	2.2	—	—	2.2
2014 net income	—	—	226.5	—	226.5
Net other comprehensive loss	—	—	—	(59.5)	(59.5)
Balances at December 31, 2014	175.4	$476.8	$970.7	$(201.3)	$1,246.2

See notes accompanying the financial statements

Questar 2014 Form 10-K	49

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$226.5	$161.2	$212.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	234.4	201.8	189.2
Deferred income taxes	49.2	42.4	118.6
Abandonment and impairment	2.0	80.6	—
Share-based compensation	12.4	10.2	9.9
Net (gain) loss from asset sales	(1.2)	0.2	(5.1)
(Income) from unconsolidated affiliate	(3.5)	(3.7)	(3.7)
Distributions from unconsolidated affiliate	4.4	4.6	4.5
Other operating	0.9	0.9	0.4
Changes in operating assets and liabilities
Accounts receivable, including unbilled gas sales	29.5	(41.5)	23.7
Inventories	(10.4)	(0.2)	2.5
Prepaid expenses and other	(1.7)	3.6	(2.8)
Interest rate hedges - current	—	—	7.6
Accounts payable and accrued expenses	(19.6)	33.7	(5.1)
Federal income taxes	(24.0)	6.2	(10.7)
Current regulatory assets and liabilities	(44.5)	19.2	(24.6)
Noncurrent regulatory and other assets and liabilities	(10.8)	(17.1)	(48.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	443.6	502.1	467.7

INVESTING ACTIVITIES
Property, plant and equipment	(319.1)	(399.4)	(370.7)
Wexpro acquisition of producing properties	(52.4)	(104.3)	—
Cash used in disposition of assets	(4.8)	(4.9)	(3.0)
Proceeds from disposition of assets	9.5	0.6	8.4
NET CASH USED IN INVESTING ACTIVITIES	(366.8)	(508.0)	(365.3)

FINANCING ACTIVITIES
Common stock issued	2.9	2.3	7.2
Common stock repurchased	(4.1)	(4.2)	(87.5)
Long-term debt issued, net of issuance costs	—	147.3	148.8
Long-term debt repaid	—	(42.0)	(91.5)
Capital lease obligation repaid	(0.9)	(0.7)	(0.8)
Change in short-term debt	71.0	13.0	44.0
Dividends paid	(131.9)	(124.6)	(117.4)
Tax benefits from share-based compensation	2.2	14.0	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(60.8)	5.1	(97.2)
Change in cash and cash equivalents	16.0	(0.8)	5.2
Beginning cash and cash equivalents	16.0	16.8	11.6

Questar 2014 Form 10-K	50

Ending cash and cash equivalents	$32.0	$16.0	$16.8

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$61.3	$55.8	$58.5
Income taxes	97.4	33.6	9.1

Supplemental Disclosure of Noncash Investing and Financing Transaction:
During 2012 Questar incurred a capital lease obligation of $40.8 million in connection with a lease agreement on a new headquarters building.

See notes accompanying the financial statements

Questar 2014 Form 10-K	51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2014 and 2013, and the related statements of income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 19, 2015

Questar 2014 Form 10-K	52

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
REVENUES
From unaffiliated customers	$960.9	$985.2	$859.7
From affiliated company	—	0.6	2.5
Total Revenues	960.9	985.8	862.2

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	181.4	279.7	185.6
From affiliated companies	423.4	370.9	347.7
Total cost of natural gas sold (excluding operating expenses shown separately)	604.8	650.6	533.3
Operating and maintenance	122.5	113.1	119.0
General and administrative	52.8	52.5	51.2
Retirement incentive	—	—	2.4
Depreciation and amortization	53.6	49.7	47.2
Other taxes	17.8	18.0	16.2
Total Operating Expenses	851.5	883.9	769.3
Net gain from asset sales	0.1	—	—
OPERATING INCOME	109.5	101.9	92.9
Interest and other income	5.9	5.1	5.5
Interest expense	(28.2)	(22.3)	(24.1)
INCOME BEFORE INCOME TAXES	87.2	84.7	74.3
Income taxes	(32.0)	(31.9)	(27.2)
NET INCOME	$55.2	$52.8	$47.1

See notes accompanying the financial statements

Questar 2014 Form 10-K	53

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$19.8	$8.8
Accounts receivable, net	66.4	86.1
Unbilled gas accounts receivable	93.7	93.4
Accounts receivable from affiliates	45.2	30.4
Federal income taxes receivable	—	2.8
Inventories, at lower of average cost or market:
Gas stored underground	40.3	39.2
Materials and supplies	19.2	12.1
Current regulatory assets	78.3	30.2
Prepaid expenses and other	3.5	3.0
Deferred income taxes - current	—	2.9
Total Current Assets	366.4	308.9

Property, Plant and Equipment
Distribution	1,991.6	1,839.8
General and other	306.3	289.8
Construction work in progress	54.4	73.4
Total Property, Plant and Equipment	2,352.3	2,203.0
Accumulated depreciation and amortization	(780.3)	(745.2)
Net Property, Plant and Equipment	1,572.0	1,457.8

Other Assets
Noncurrent regulatory assets	21.3	16.1
Goodwill	5.6	5.6
Other noncurrent assets	3.7	4.0
Total Other Assets	30.6	25.7
TOTAL ASSETS	$1,969.0	$1,792.4

Questar 2014 Form 10-K	54

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$119.3	$17.7
Accounts payable	76.0	110.8
Accounts payable to affiliates	78.7	67.8
Accrued expenses and other	22.7	23.2
Dividends payable to Questar	9.0	—
Customer advances	29.4	19.8
Federal income taxes payable	6.4	—
Current regulatory liabilities	12.5	11.1
Interest payable	6.8	5.2
Deferred income taxes - current	6.3	—
Total Current Liabilities	367.1	255.6

Long-term debt	534.5	534.5
Deferred income taxes	377.5	340.7
Noncurrent regulatory liabilities	60.9	53.0
Customer contributions in aid of construction	29.2	29.1
Other noncurrent liabilities	2.8	3.2
Commitments and contingencies - Note 9

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $2.50 per share; authorized 50.0 million shares; 9.2 million issued and outstanding	23.0	23.0
Additional paid-in capital	265.4	263.9
Retained earnings	308.6	289.4
Total Common Shareholder's Equity	597.0	576.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,969.0	$1,792.4

See notes accompanying the financial statements

Questar 2014 Form 10-K	55

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	(in millions)
Balances at December 31, 2011	$23.0	$171.4	$258.0	$452.4
Dividends to Questar	—	—	(33.0)	(33.0)
Share-based compensation	—	1.1	—	1.1
2012 net income	—	—	47.1	47.1
Balances at December 31, 2012	23.0	172.5	272.1	467.6
Equity contribution from Questar	—	90.0	—	90.0
Dividends to Questar	—	—	(35.5)	(35.5)
Share-based compensation	—	1.4	—	1.4
2013 net income	—	—	52.8	52.8
Balances at December 31, 2013	23.0	263.9	289.4	576.3
Dividends to Questar	—	—	(36.0)	(36.0)
Share-based compensation	—	1.5	—	1.5
2014 net income	—	—	55.2	55.2
Balances at December 31, 2014	$23.0	$265.4	$308.6	$597.0

See notes accompanying the financial statements

Questar 2014 Form 10-K	56

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$55.2	$52.8	$47.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.8	54.7	52.1
Deferred income taxes	46.0	37.7	45.9
Share-based compensation	1.6	1.4	1.2
Net (gain) from asset sales	(0.1)	—	—
Changes in operating assets and liabilities
Accounts receivable, including unbilled gas sales	4.6	(43.7)	(12.7)
Inventories	(8.2)	0.5	0.7
Prepaid expenses and other	(0.5)	0.2	(0.1)
Accounts payable and accrued expenses	(0.2)	29.5	7.8
Federal income taxes	9.2	(2.8)	1.5
Current regulatory assets and liabilities	(46.7)	17.6	(24.4)
Noncurrent regulatory and other assets and liabilities	(6.0)	5.4	(6.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	113.7	153.3	112.7

INVESTING ACTIVITIES
Property, plant and equipment	(174.7)	(166.2)	(162.1)
Cash used in disposition of assets	(3.4)	(3.9)	(2.3)
Proceeds from disposition of assets	0.8	0.3	0.4
Affiliated-company property, plant and equipment transfers	—	10.8	—
NET CASH USED IN INVESTING ACTIVITIES	(177.3)	(159.0)	(164.0)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	—	149.0	148.8
Long-term debt repaid	—	(42.0)	(91.5)
Change in notes payable to Questar	101.6	(58.4)	23.4
Dividends paid to Questar	(27.0)	(35.5)	(33.0)
NET CASH PROVIDED BY FINANCING ACTIVITIES	74.6	13.1	47.7
Change in cash and cash equivalents	11.0	7.4	(3.6)
Beginning cash and cash equivalents	8.8	1.4	5.0
Ending cash and cash equivalents	$19.8	$8.8	$1.4

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$26.3	$21.0	$24.7
Income taxes	(13.2)	(13.8)	(20.4)

Supplemental Disclosure of Noncash Financing Transaction:
During 2013 Questar Gas received a $90.0 million equity contribution from Questar to settle notes payable to Questar.
See notes accompanying the financial statements

Questar 2014 Form 10-K	57

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 19, 2015

Questar 2014 Form 10-K	58

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
REVENUES
From unaffiliated customers	$190.2	$189.5	$203.1
From affiliated companies	73.7	76.7	74.4
Total Revenues	263.9	266.2	277.5

OPERATING EXPENSES
Operating and maintenance	34.1	32.5	35.2
General and administrative	44.1	46.7	50.0
Retirement incentive	—	—	0.9
Depreciation and amortization	54.5	55.5	54.3
Asset impairment	—	80.6	—
Other taxes	9.1	9.3	9.1
Cost of sales (excluding operating expenses shown separately)	4.0	6.1	6.7
Total Operating Expenses	145.8	230.7	156.2
Net gain (loss) from asset sales	(0.5)	—	2.7
OPERATING INCOME	117.6	35.5	124.0
Interest and other income	1.2	1.8	0.6
Income from unconsolidated affiliate	3.5	3.7	3.7
Interest expense	(26.1)	(25.8)	(26.3)
INCOME BEFORE INCOME TAXES	96.2	15.2	102.0
Income taxes	(35.6)	(7.0)	(37.3)
NET INCOME	$60.6	$8.2	$64.7

See notes accompanying the financial statements

Questar 2014 Form 10-K	59

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$60.6	$8.2	$64.7
Other comprehensive income (loss)
Interest rate cash flow hedge amortization	0.5	0.5	0.4
Income taxes	(0.1)	(0.2)	(0.2)
Net other comprehensive income	0.4	0.3	0.2
COMPREHENSIVE INCOME	$61.0	$8.5	$64.9

See notes accompanying the financial statements

Questar 2014 Form 10-K	60

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$7.4	$2.7
Notes receivable from Questar	40.1	29.4
Accounts receivable, net	17.2	18.5
Accounts receivable from affiliates	39.2	36.6
Federal income taxes receivable	0.7	—
Materials and supplies, at lower of average cost or market	10.3	8.1
Current regulatory assets	1.3	5.6
Prepaid expenses and other	4.3	4.4
Deferred income taxes - current	1.9	1.8
Total Current Assets	122.4	107.1

Property, Plant and Equipment
Transportation	1,371.6	1,331.0
Storage	300.3	296.2
Processing	24.9	24.1
General and other	82.7	82.1
Construction work in progress	48.2	40.9
Total Property, Plant and Equipment	1,827.7	1,774.3
Accumulated depreciation and amortization	(673.9)	(627.2)
Net Property, Plant and Equipment	1,153.8	1,147.1

Investment in unconsolidated affiliate	24.7	25.6

Other Assets
Goodwill	4.2	4.2
Noncurrent regulatory and other assets	6.6	7.7
Total Other Assets	10.8	11.9
TOTAL ASSETS	$1,311.7	$1,291.7

Questar 2014 Form 10-K	61

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$9.7	$7.5
Accounts payable to affiliates	5.8	9.4
Accrued expenses and other	9.9	13.1
Dividends payable to Questar	16.0	—
Federal income taxes payable	—	2.9
Current regulatory liabilities	0.9	3.0
Interest payable	2.1	2.1
Current portion of long-term debt	25.1	—
Total Current Liabilities	69.5	38.0

Long-term debt, less current portion	433.7	458.9
Deferred income taxes	241.4	228.6
Noncurrent regulatory and other liabilities	15.9	13.9
Commitments and contingencies - Note 9

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $1 per share; authorized 25.0 million shares; issued and outstanding 6.6 million shares	6.6	6.6
Additional paid-in capital	351.4	349.5
Retained earnings	215.7	219.1
Accumulated other comprehensive loss	(22.5)	(22.9)
Total Common Shareholder's Equity	551.2	552.3
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,311.7	$1,291.7

See notes accompanying the financial statements

Questar 2014 Form 10-K	62

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Loss	Total
	(in millions)
Balances at December 31, 2011	$6.6	$345.7	$273.2	$(23.4)	$602.1
Dividends to Questar	—	—	(63.0)	—	(63.0)
Share-based compensation	—	1.8	—	—	1.8
2012 net income	—	—	64.7	—	64.7
Net other comprehensive income	—	—	—	0.2	0.2
Balances at December 31, 2012	6.6	347.5	274.9	(23.2)	605.8
Dividends to Questar	—	—	(64.0)	—	(64.0)
Share-based compensation	—	2.0	—	—	2.0
2013 net income	—	—	8.2	—	8.2
Net other comprehensive income	—	—	—	0.3	0.3
Balances at December 31, 2013	6.6	349.5	219.1	(22.9)	552.3
Dividends to Questar	—	—	(64.0)	—	(64.0)
Share-based compensation	—	1.9	—	—	1.9
2014 net income	—	—	60.6	—	60.6
Net other comprehensive income	—	—	—	0.4	0.4
Balances at December 31, 2014	$6.6	$351.4	$215.7	$(22.5)	$551.2

See notes accompanying the financial statements

Questar 2014 Form 10-K	63

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
OPERATING ACTIVITIES
Net income	$60.6	$8.2	$64.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.9	58.1	56.8
Deferred income taxes	12.6	(14.3)	41.1
Asset impairment	—	80.6	—
Share-based compensation	2.1	2.0	2.0
Net (gain) loss from asset sales	0.5	—	(2.7)
(Income) from unconsolidated affiliate	(3.5)	(3.7)	(3.7)
Distributions from unconsolidated affiliate	4.4	4.6	4.5
Other operating	0.5	0.5	0.4
Changes in operating assets and liabilities
Accounts receivable	(1.3)	(8.5)	(2.1)
Materials and supplies	(2.2)	(0.9)	0.2
Prepaid expenses and other	0.1	3.3	(3.3)
Accounts payable and accrued expenses	(7.6)	0.4	(3.4)
Federal income taxes	(3.6)	2.9	—
Regulatory assets, liabilities and other	4.5	2.1	(0.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	124.0	135.3	153.6

INVESTING ACTIVITIES
Property, plant and equipment	(59.4)	(73.4)	(60.6)
Cash used in disposition of assets	(1.4)	(1.0)	(0.7)
Proceeds from disposition of assets	0.2	0.1	4.3
Affiliated-company property, plant and equipment transfers	—	(10.7)	—
NET CASH USED IN INVESTING ACTIVITIES	(60.6)	(85.0)	(57.0)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(10.7)	9.3	(29.9)
Dividends paid to Questar	(48.0)	(64.0)	(63.0)
NET CASH USED IN FINANCING ACTIVITIES	(58.7)	(54.7)	(92.9)
Change in cash and cash equivalents	4.7	(4.4)	3.7
Beginning cash and cash equivalents	2.7	7.1	3.4
Ending cash and cash equivalents	$7.4	$2.7	$7.1

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$25.4	$25.2	$25.2
Income taxes	32.4	11.0	(3.8)
See notes accompanying the financial statements

Questar 2014 Form 10-K	64

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

C. Investment in Unconsolidated Affiliate
Questar and Questar Pipeline use the equity method to account for an investment in an unconsolidated affiliate where they do not have control, but have significant influence. The investment in the unconsolidated affiliate on the Consolidated Balance Sheets equals Questar Pipeline's proportionate share of equity reported by the unconsolidated affiliate. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below Questar Pipeline's carrying value. When such a condition is deemed to be other-than-temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

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

E. Revenue Recognition
Questar Gas
Questar Gas records revenues in the period that gas is delivered, including gas delivered to residential and commercial customers but not billed as of the end of the accounting period. Unbilled gas deliveries are estimated for the period from the date meters are read to the end of the month. Approximately one-half month of revenue is estimated in any period. Gas costs and other variable costs are recorded on the same basis to ensure proper matching of revenues and expenses. Questar Gas's tariff allows for monthly adjustments to customer bills to approximate the effect of abnormal weather on non-gas revenues. The weather-normalization adjustment significantly reduces the impact of weather on gas-distribution earnings. The PSCU and PSCW approved a conservation enabling tariff (CET) to promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the volume of gas used by customers. The tariff specifies an allowed monthly revenue per customer, with differences to be deferred and recovered from or refunded to customers through periodic rate adjustments. Rate

Questar 2014 Form 10-K	65

adjustments occur every six months under the CET. The adjustments amortize deferred CET amounts over a 12-month period. These adjustments are limited to 5% of non-gas revenues.

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

Wexpro
Wexpro recognizes revenues in the period that services are provided or products are delivered. In accordance with the Wexpro agreements, production from the gas properties operated by Wexpro is delivered to Questar Gas at Wexpro's cost of providing this service, including an after-tax return on Wexpro's investment. Wexpro sells crude oil and NGL production from certain producing properties at market prices, with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Questar Gas and Wexpro, with Wexpro retaining 46%. Amounts received by Questar Gas from the sharing of Wexpro's oil and NGL income are used to reduce natural gas costs to utility customers.

Wexpro's investment base consists of its costs of acquired properties and commercial wells and related facilities, and is adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement. Wexpro may collect revenues subject to possible refunds and establish reserves pending final calculation of the after-tax return on investment, which is adjusted annually.

Revenues associated with the sale of gas, oil and NGL are accounted for using the sales method, whereby revenue is recognized as gas, oil and NGL are sold to purchasers. A liability is recorded to the extent that Wexpro has sold or delivered volumes in excess of its share of remaining gas and oil reserves in the underlying properties.

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

F. Cost of Sales
Questar Gas obtains the majority of its gas supply from Wexpro's cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro agreements. Questar Gas also obtains transportation and storage services from Questar Pipeline. These intercompany revenues and expenses are eliminated in the Questar Consolidated Statements of Income by reducing revenues and cost of sales. The underlying costs of Wexpro's production and Questar Pipeline's transportation and storage services are disclosed in other categories in the Consolidated Statements of Income, including operating and maintenance expense and depreciation, depletion and amortization expense. During the second and third quarters of the year, a significant portion of the natural gas from Wexpro production is injected into underground storage. This gas is withdrawn from storage as needed during the heating season in the first and fourth quarters. The cost of natural gas sold is credited with the value of natural gas as it is injected into storage and debited as it is withdrawn from storage. The reported balance in consolidated cost of sales may be a negative amount during the second and third quarters because of the entries to record injection of gas into storage and the elimination of intercompany transactions.

Questar 2014 Form 10-K	66

The details of Questar's consolidated cost of sales are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Questar Gas
Gas purchases	$136.5	$186.6	$104.2
Operator service fee	349.7	294.6	274.0
Transportation and storage	79.6	80.1	79.6
Gathering	21.0	18.8	20.5
Royalties	60.1	44.3	32.0
Storage (injection) withdrawal, net	(1.1)	(0.8)	1.9
Purchased-gas account adjustment	(45.8)	22.0	16.1
Other	4.8	5.0	5.0
Total Questar Gas cost of natural gas sold	604.8	650.6	533.3
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(423.4)	(370.9)	(347.7)
Total Questar Gas cost of natural gas sold - unaffiliated parties	181.4	279.7	185.6
Questar Pipeline
Total Questar Pipeline cost of sales	4.0	6.1	6.7
Other cost of sales	0.9	0.1	—
Total cost of sales	$186.3	$285.9	$192.3

G. Regulation
The Company applies the regulatory accounting principles to its rate-regulated businesses. Under these principles, the Company records regulatory assets and liabilities that would not be otherwise recorded under GAAP for non-rate-regulated entities. Regulatory assets and liabilities record probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate-making process.

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity-price derivatives in the purchased-gas adjustment account. Questar did not have any commodity-price derivatives at December 31, 2014 or 2013. See Note 11 for a description and comparison of regulatory assets and liabilities as of December 31, 2014 and 2013.

Wexpro manages and produces cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro agreements, comprehensive agreements with the states of Utah and Wyoming (see Note 10).

Questar Gas is regulated by the PSCU and the PSCW. The Idaho Public Utilities Commission has contracted with the PSCU for rate oversight of Questar Gas operations in a small area of southeastern Idaho. Questar Pipeline is regulated by the FERC. These regulatory agencies establish rates for the sale, storage and transportation of natural gas. The regulatory agencies also regulate, among other things, the extension and enlargement or abandonment of jurisdictional natural gas facilities. Regulation is intended to permit the recovery, through rates, of the cost of service, including a return on investment.

H. Cash and Cash Equivalents
Cash equivalents consist principally of repurchase agreements with maturities of three months or less. In almost all cases, the repurchase agreements are highly liquid investments in overnight securities made through commercial bank accounts that result in available funds the next business day.

I. Notes Payable to and Notes Receivable from Questar
Notes payable to or receivable from Questar appearing in the financial statements and disclosures of Questar Gas and Questar Pipeline represent interest bearing demand notes for cash borrowed from Questar for use in operations or loaned to Questar

Questar 2014 Form 10-K	67

until needed in operations. The funds are centrally managed by Questar. Amounts loaned to Questar earn an interest rate that is identical to the interest rate paid by the companies for borrowings from Questar.

J. Property, Plant and Equipment
Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred.

Cost-of-service gas and oil operations
The successful efforts method of accounting is used for cost-of-service reserves developed and produced by Wexpro for gas utility affiliate Questar Gas. Cost-of-service reserves are properties for which the operations and return on investment are subject to the Wexpro agreements (see Note 10). Under the successful efforts method, Wexpro capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. Geological and geophysical studies and other exploratory activities are expensed as incurred. Costs of production and general corporate activities are expensed in the period incurred. A gain or loss is generally recognized on assets as they are retired from service.

Contributions in aid of construction
Customer contributions in aid of construction reduce plant unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main-line segment within five years. Refundable contributions are recorded as liabilities until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce plant. Capital expenditures in the Consolidated Statements of Cash Flows are reported net of non-refundable contributions. As a result of Questar Gas's recent Utah general rate case, effective March 1, 2014, the Company does not expect to record any new refundable customer contributions in aid of construction for Utah customers.

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

The following represent average depreciation, depletion and amortization rates of the Company's capitalized costs:

	Year Ended December 31,
	2014	2013	2012
Questar Gas distribution plant	2.7%	2.7%	2.8%
Cost-of-service gas and oil properties, per Mcfe	$1.75	$1.56	$1.49
Questar Pipeline transportation, storage and other energy services	3.2%	3.4%	3.4%

Questar Gas's depreciation rates include a component for the cost of plant removal. Accordingly, Questar Gas recognizes the cost of plant removal as depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the Questar Gas Balance Sheets (see Note 11). At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of plant removal liability.

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

Questar 2014 Form 10-K	68

approach that incorporates market interest rates or, if available, other market data. The amount of impairment loss recorded, if any, is the difference between the fair value of the asset and the current net book value. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices, commodity transportation rates and operating costs. Wexpro recorded a $2.0 million pre-tax abandonment and impairment charge for its share of the remaining investment in the Brady field in the second quarter of 2014. Questar Pipeline recorded an $80.6 million pre-tax impairment of the eastern segment of its Southern Trails Pipeline in the third quarter of 2013. See Note 16 for additional details. There were no impairments in 2012.

L. Goodwill
Goodwill represents the excess of the amount paid over the fair value of net assets acquired in a business combination, and is not subject to amortization. Goodwill and indefinite-lived intangible assets are tested for impairment at least once a year or when a triggering event occurs. The Company evaluates whether it is more likely than not that the carrying value of a reporting unit is greater than its fair value using events and circumstances such as economic conditions, industry changes, financial performance, etc. Fair value is measured using actively traded market values of other comparable companies in the same businesses. If the fair value of the reporting unit exceeds its carrying value then goodwill is considered not to be impaired. If the carrying value of the business unit is greater than the fair value, an impairment of goodwill is recognized equal to the excess of the carrying amount of goodwill over its fair value.

M. Capitalized Interest and Allowance for Funds Used During Construction
The Company capitalizes interest costs when applicable. The PSCU, PSCW and FERC require the capitalization of an allowance for funds used during construction (AFUDC) for rate-regulated plant and equipment. The Wexpro agreements require capitalization of AFUDC on cost-of-service gas and oil development projects. Amounts recorded in the Consolidated Statements of Income for the capitalization of AFUDC and interest costs are disclosed in the table below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
AFUDC (recorded as an increase in interest and other income)
Questar Gas	$0.9	$—	$—
Wexpro	0.8	4.6	2.1
Questar Pipeline	1.1	1.7	0.2
Total AFUDC	$2.8	$6.3	$2.3

Capitalized interest costs (recorded as a reduction of interest expense)
Questar Gas	$0.5	$0.2	$0.1
Questar Pipeline	0.5	0.6	0.1
Total capitalized interest costs	$1.0	$0.8	$0.2

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

Questar 2014 Form 10-K	69

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

Bad debt expense associated with accounts receivable amounted to $1.7 million in 2014, $0.2 million in 2013 and $1.2 million in 2012. The allowance for bad debts was $1.7 million at December 31, 2014 and 2013. Questar Gas's retail gas operations account for a majority of the bad debt expense. Questar Gas estimates bad debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

P. Asset Retirement Obligations
Questar records an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset. Questar's AROs apply primarily to abandonment costs associated with Wexpro gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than requiring the Company to excavate and dispose of the assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. See Note 4 for further discussion on AROs.

Q. Income Taxes
Questar and its subsidiaries file a consolidated federal income tax return. Questar Gas and Questar Pipeline account for income taxes on a separate return basis and record tax expenses and benefits as they are generated. Questar Gas and Questar Pipeline make payments to or receive payments from Questar for such tax expenses or benefits as they are generated on the consolidated income tax return. Deferred income taxes are recorded for the temporary differences arising between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas and Questar Pipeline use the deferral method to account for investment tax credits as required by regulatory commissions. The Company records interest earned on income tax refunds in interest and other income and records penalties and interest charged on tax deficiencies in interest expense.

Accounting standards for income taxes specify the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or end of the years ended December 31, 2014, 2013 or 2012. The 2014 federal income tax return has not been filed.

In the 2012 tax year, Questar began participating in the IRS's Compliance Assurance Process (CAP). For the 2014 and 2015 tax years, Questar was accepted into the CAP Maintenance program. The CAP employs real-time resolution to improve federal tax compliance by resolving all or most tax positions prior to filing the related tax return. Successful conclusion of the CAP allows the IRS to achieve an acceptable level of assurance regarding the accuracy of the taxpayer's filed tax return and to eliminate or substantially reduce the need for a traditional examination. The CAP Maintenance program is administered by the IRS and indicates that the Company is a compliant taxpayer. The IRS has closed its review of all prior year tax returns.

Federal tax statutes allowed taxpayers a deduction of bonus depreciation related to capital expenditures of 50% in 2012, 2013, and 2014. The effects of bonus depreciation and other significant book/tax timing differences resulted in a net operating loss (NOL) carryforward for federal income tax purposes of $26.9 million at December 31, 2012. Questar utilized the entire December 31, 2012 NOL on its 2013 federal income tax return. See Note 8 for further discussion on income taxes.

Questar 2014 Form 10-K	70

R. Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed restricted stock units (RSUs). Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividend equivalents and the distribution of performance shares that are part of the Company's Long-term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends or dividend equivalents are participating securities for the computation of basic earnings per share under the two-class method. The application of the two-class method has an insignificant impact on the calculation of Questar's basic and diluted EPS. See Note 2 for further discussion on EPS.

S. Share-Based Compensation
Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under the LTSIP. The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options and the Monte Carlo simulation method in estimating the fair value of performance shares for accounting purposes. The granting of restricted shares and RSUs results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded vesting periods. See Note 12 for further discussion on share-based compensation.

T. Comprehensive Income
Beginning in 2013, the Company and its subsidiaries adopted accounting guidance issued in February 2013 that requires additional disclosures about reclassifications out of AOCI.

Comprehensive income, as reported on Questar's Consolidated Statements of Comprehensive Income, is the sum of net income as reported on the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI) as reported on the Questar Consolidated Statements of Common Shareholders' Equity. OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension and other postretirement benefit (OPB) costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold or otherwise realized.

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

V. Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for the Company beginning on January 1, 2017 using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients as defined in the ASU; or (ii) retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined in the ASU. Early adoption is not permitted. The Company is currently evaluating the ASU's impact on its financial position, results of operations and cash flows, as well as which transition approach it will take.

W. Reclassifications
Certain reclassifications were made to prior year financial statements and notes to conform to the 2014 presentation.

All dollar amounts in this Annual Report are in millions, except per-share information and where otherwise noted.

Questar 2014 Form 10-K	71

Note 2 - Earnings Per Share

Earnings Per Share
A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Weighted-average basic common shares outstanding	175.8	175.4	176.5
Potential number of shares issuable under the Company's LTSIP	0.3	0.6	1.0
Weighted-average diluted common shares outstanding	176.1	176.0	177.5

In the past three years, Questar had the ability to issue shares under the terms of the Dividend Reinvestment and Stock Purchase Plan, 401(k) Retirement Income Plan (see Note 13) and LTSIP (see Note 12).

Dividend Reinvestment and Stock Purchase Plan
The Dividend Reinvestment and Stock Purchase Plan allows shareholders to reinvest dividends or invest additional funds in Questar common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Company bought shares in the open market to satisfy shareholders' purchases in 2014, 2013, and 2012 and no shares were issued. At December 31, 2014, there were 19,996,038 shares reserved and authorized for future issuance.

Note 3 - Accumulated Other Comprehensive Income

Details of the changes in the components of AOCI, net of income taxes, as reported in Questar's Consolidated Statements of Common Shareholders' Equity, are shown in the tables below. The tables also disclose details of income taxes related to each component of OCI:

	Pension			OPB	Interest rate cash flow hedges	Long-term invest.	Total
	Actuarial loss	Prior service cost	Total	Actuarial loss
	(in millions)
Balances at December 31, 2012	$(202.4)	$(1.1)	$(203.5)	$(19.7)	$(23.2)	$0.1	$(246.3)
OCI before reclassifications	123.4	—	123.4	12.4	—	(0.1)	135.7
Reclassified from AOCI(1)	28.9	1.1	30.0	3.0	0.5	—	33.5
Income taxes
OCI before reclassifications	(47.2)	—	(47.2)	(4.7)	—	0.1	(51.8)
Reclassified from AOCI(2)	(11.1)	(0.4)	(11.5)	(1.2)	(0.2)	—	(12.9)
Total income taxes	(58.3)	(0.4)	(58.7)	(5.9)	(0.2)	0.1	(64.7)
Net other comprehensive income	94.0	0.7	94.7	9.5	0.3	—	104.5
Balances at December 31, 2013	(108.4)	(0.4)	(108.8)	(10.2)	(22.9)	0.1	(141.8)
OCI before reclassifications	(111.5)	—	(111.5)	(2.1)	—	—	(113.6)
Reclassified from AOCI(1)	15.4	0.6	16.0	0.7	0.5	—	17.2
Income taxes
OCI before reclassifications	42.6	—	42.6	0.8	—	—	43.4
Reclassified from AOCI(2)	(5.9)	(0.2)	(6.1)	(0.3)	(0.1)	—	(6.5)
Total income taxes	36.7	(0.2)	36.5	0.5	(0.1)	—	36.9
Net other comprehensive income (loss)	(59.4)	0.4	(59.0)	(0.9)	0.4	—	(59.5)
Balances at December 31, 2014	$(167.8)	$—	$(167.8)	$(11.1)	$(22.5)	$0.1	$(201.3)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.

Questar 2014 Form 10-K	72

(2) Income tax reclassifications related to interest rate cash flow hedge amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.

Pension and other postretirement benefit AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 13 for additional details.

Income taxes allocated to each component of Questar's consolidated OCI for the year ended December 31, 2012 are shown below. Expenses are in parentheses.

Year Ended December 31,
2012
(in millions)
Change in unrecognized actuarial loss	$13.6
Change in unrecognized prior service cost	(1.0)
Interest rate cash flow hedges	(0.2)
Change in fair value of long-term investment	(0.1)
Income taxes	$12.3

Disclosures regarding interest rate cash flow hedges, including income taxes and income statement reclassification effects, apply to Questar Pipeline. There were no significant changes in Questar Pipeline AOCI during 2012.

Note 4 - Asset Retirement Obligations

Changes in Questar's AROs from the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2014	2013
	(in millions)
AROs at beginning of year	$67.7	$67.2
Accretion	3.4	3.3
Liabilities incurred	3.3	6.0
Revisions in estimated cash flows	(2.7)	(6.9)
Liabilities settled	(2.4)	(1.9)
AROs at end of year	$69.3	$67.7

Questar's consolidated AROs by line of business are summarized in the table below:

	December 31,
	2014	2013
	(in millions)
Questar Gas	$0.6	$0.6
Wexpro	66.3	64.9
Questar Pipeline	2.3	2.2
Other	0.1	—
Total	$69.3	$67.7

Wexpro collects from Questar Gas and deposits in trust certain funds related to estimated ARO costs. The funds are recorded as other noncurrent assets on the Consolidated Balance Sheets and are used to satisfy retirement obligations as the properties are abandoned. The accounting treatment of reclamation activities associated with AROs for properties administered under the Wexpro agreements is defined in a guideline letter between Wexpro and the Utah Division of Public Utilities and the staff of the PSCW.

Questar 2014 Form 10-K	73

Note 5 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. These standards define fair value in applying GAAP, establish a framework for measuring fair value and require disclosures about fair value measurements. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at December 31, 2014 or 2013. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. Questar did not have any assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2014 or 2013.

Questar primarily applies the market approach for recurring fair value measurements and maximizes its use of observable inputs and minimizes its use of unobservable inputs. Questar considers bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Questar makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique.

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Annual Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2014		December 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$32.0	$32.0	$16.0	$16.0
Long-term investment	1	15.7	15.7	17.3	17.3
Financial liabilities
Short-term debt	1	347.0	347.0	276.0	276.0
Long-term debt, including current portion	2	1,245.2	1,356.1	1,247.1	1,310.8

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

The Questar Condensed Consolidated Balance Sheet included a nonrecurring fair value measurement at June 30, 2014 related to the impairment of Wexpro's investment in the Brady field. The asset's fair value of zero was based on Wexpro's assessment that the field had reached the end of its productive life and would no longer generate positive cash flows. This was a Level 3 fair value measurement because the inputs were unobservable. See Note 16 for additional information.

Questar 2014 Form 10-K	74

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Annual Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2014		December 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$19.8	$19.8	$8.8	$8.8
Financial liabilities
Notes payable to Questar	1	119.3	119.3	17.7	17.7
Long-term debt	2	534.5	607.2	534.5	568.0

The carrying amounts of cash and cash equivalents approximate fair value. The carrying amounts of notes payable to Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Annual Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2014		December 31, 2013
		(in millions)
Financial assets
Cash and cash equivalents	1	$7.4	$7.4	$2.7	$2.7
Notes receivable from Questar	1	40.1	40.1	29.4	29.4
Financial liabilities
Long-term debt, including current portion	2	458.8	495.5	458.9	486.0

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

Note 6 - Derivatives and Hedging

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. In order to mitigate its exposure to changes in the fair value of its fixed-rate corporate debt resulting from changes in benchmark interest rates, in the second quarter of 2011 Questar executed a fixed-to-floating interest rate swap and converted $125.0 million of its 2.75% fixed-rate long-term debt to floating-rate debt. The 2.75% rate was swapped for a London Interbank Offered Rate (LIBOR)-based floating rate. Questar terminated and settled this hedge transaction in March 2012 for a deferred gain of $7.2 million, which is being amortized to interest expense through the maturity of the notes in 2016. Prior to its termination, this swap was accounted for as a fair value hedge under the accounting standards for derivatives and hedging.

Questar 2014 Form 10-K	75

Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Consolidated Statements of Comprehensive Income and Note 3 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for 2014, 2013 and 2012.

Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.6 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of December 31, 2014, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions. There were no derivative assets or liabilities outstanding at December 31, 2014 or 2013.

Note 7 - Debt

The Company has a revolving credit facility with various banks to provide back-up credit liquidity support for its commercial paper program. Credit commitments under this revolving credit facility totaled $750.0 million at December 31, 2014, with no amounts borrowed. This revolving credit facility has interest-rate options generally below the prime interest rate and carries commitment fees on the unused balance. In April 2013, Questar amended and restated its revolving credit facility to increase its size from $500.0 million to $750.0 million and extend its maturity from August 31, 2016 to April 19, 2018. A covenant associated with the revolving credit facility stipulates that consolidated funded debt cannot exceed 70% of consolidated capitalization. The Company was in compliance with this covenant at December 31, 2014. The details of short-term debt are as follows:

	December 31,
	2014	2013
	(in millions)
Commercial paper with various interest rates	$347.0	$276.0
Weighted-average interest rate at end of year	0.23%	0.27%

Availability under the revolving credit facility is reduced by outstanding commercial paper amounts. At December 31, 2014, Questar had net availability under the facility of $403.0 million.

Questar centrally manages cash. Questar makes loans to Questar Gas and Questar Pipeline under a short-term borrowing arrangement. The interest rate paid on amounts borrowed is identical to the rate earned on amounts loaned under the arrangement. The rate is adjusted monthly based on prevailing short-term market interest rates.

The following table details the notes payable to Questar from Questar Gas and the associated interest rates. There were no notes payable to Questar from Questar Pipeline at December 31, 2014 or 2013.

	December 31,
	2014	2013
	(in millions)
Questar Gas
Notes payable to Questar	$119.3	$17.7
Interest rate at end of year	0.25%	0.30%

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

Questar 2014 Form 10-K	76

The details of long-term debt are as follows:

	December 31,
	2014	2013
	(in millions)
Questar Corporation
2.75% Notes due 2016	$250.0	$250.0
Questar Gas
5.31% and 6.85% Medium-term Notes due 2017 and 2018	84.5	84.5
6.30% Notes due 2018	50.0	50.0
2.98% Notes due 2024	40.0	40.0
3.28% Notes due 2027	110.0	110.0
7.20% Notes due 2038	100.0	100.0
4.78% Notes due 2043	90.0	90.0
4.83% Notes due 2048	60.0	60.0
Total Questar Gas long-term debt	534.5	534.5
Questar Pipeline
6.45% and 6.48% Medium-term Notes due 2015 and 2018	30.1	30.1
5.83% Notes due 2018	250.0	250.0
4.875% Notes due 2041	180.0	180.0
Total Questar Pipeline long-term debt	460.1	460.1
Total long-term debt outstanding	1,244.6	1,244.6
Less current portion	(25.1)	—
Less unamortized debt discount	(1.9)	(2.1)
Plus unamortized debt premium	0.5	0.7
Plus fair value hedge adjustment	2.0	3.9
Total long-term debt, less current portion	$1,220.1	$1,247.1

The aggregate maturities of Questar Corporation, Questar Gas and Questar Pipeline long-term debt for the next five years are as follows:

	Questar Corporation	Questar Gas	Questar Pipeline	Total
	Years Ending December 31,
	(in millions)
2015	$—	$—	$25.1	$25.1
2016	250.0	—	—	250.0
2017	—	14.5	—	14.5
2018	—	120.0	255.0	375.0
2019	—	—	—	—

Questar 2014 Form 10-K	77

Note 8 - Income Taxes

Questar
Details of Questar's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Federal
Current	$69.6	$66.5	$1.3
Deferred	47.5	18.4	112.0
State
Current	6.9	10.7	—
Deferred	2.1	5.9	3.6
Deferred investment tax credits recognized	(0.2)	(0.2)	(0.4)
Total income tax expense	$125.9	$101.3	$116.5

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2014	2013	2012
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.6	4.0	1.0
Tax benefits from dividends paid to employee stock plan	(1.0)	(1.0)	(0.5)
Other	0.1	0.6	—
Effective income tax rate	35.7%	38.6%	35.5%

The combined federal and state income tax rate was lower in 2014 due to research and development and state tax credits and an increase in the domestic production deduction. The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the Company has limited state operations for Southern Trails Pipeline. The effective combined federal and state income tax rate also increased in 2013 due to adjustments to estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Questar 2014 Form 10-K	78

Significant components of Questar's deferred income taxes were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$827.0	$797.5
Employee benefits	52.0	30.2
Other	0.5	4.9
Deferred tax liabilities - noncurrent	879.5	832.6
Deferred tax assets
Asset retirement obligations	22.5	22.7
Pension and other postretirement benefits	110.8	73.7
Deferred compensation	15.7	14.5
Hedging activities	13.2	13.4
State tax credits	3.3	3.4
Valuation allowance	(1.6)	(2.3)
Deferred tax assets, net of allowance - noncurrent	163.9	125.4
Net deferred income tax liability - noncurrent	$715.6	$707.2

Deferred income taxes - current
Deferred tax assets - current	$15.7	$10.1
Deferred tax liabilities - current	9.9	0.4
Net deferred income tax asset - current	$5.8	$9.7

Questar Gas
Details of Questar Gas's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Federal
Current	$(11.9)	$6.0	$(18.7)
Deferred	42.4	23.5	45.1
State
Current	(1.9)	0.6	—
Deferred	3.6	2.0	1.2
Deferred investment tax credit recognized	(0.2)	(0.2)	(0.4)
Total income tax expense	$32.0	$31.9	$27.2

Questar 2014 Form 10-K	79

The difference between the statutory federal income tax rate and Questar Gas's effective income tax rate is explained as follows:

	Year Ended December 31,
	2014	2013	2012
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.3	2.1	1.0
Amortization of investment tax credits related to rate-regulated assets	(0.2)	(0.3)	(0.4)
Other	0.6	0.9	1.0
Effective income tax rate	36.7%	37.7%	36.6%

Significant components of Questar Gas's deferred income taxes were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$354.4	$322.6
Employee benefits	23.5	14.0
Other	0.5	4.9
Deferred tax liabilities - noncurrent	378.4	341.5
Deferred tax assets
Deferred compensation	0.9	0.8
Deferred tax assets - noncurrent	0.9	0.8
Net deferred income tax liability - noncurrent	$377.5	$340.7

Deferred income taxes - current
Deferred tax assets - current	$3.6	$3.3
Deferred tax liabilities - current	9.9	0.4
Net deferred income tax asset (liability) - current	$(6.3)	$2.9

Questar Pipeline
Details of Questar Pipeline's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Federal
Current	$21.9	$20.2	$(5.4)
Deferred	11.6	(15.2)	40.4
State
Current	1.0	1.3	1.6
Deferred	1.1	0.7	0.7
Total income tax expense	$35.6	$7.0	$37.3

Questar 2014 Form 10-K	80

The difference between the statutory federal income tax rate and Questar Pipeline's effective income tax rate is explained as follows:

	Year Ended December 31,
	2014	2013	2012
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase in rate as a result of:
State income taxes, net of federal income tax benefit	1.5	8.5	1.6
Other	0.5	2.6	—
Effective income tax rate	37.0%	46.1%	36.6%

The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the company has limited state operations for Southern Trails Pipeline.

Significant components of Questar Pipeline's deferred income taxes were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$246.1	$237.1
Employee benefits	10.8	7.4
Deferred tax liabilities - noncurrent	256.9	244.5
Deferred tax assets
Deferred compensation	2.0	1.8
Hedging activities	13.2	13.4
State tax credits	0.7	0.7
Valuation allowance	(0.4)	—
Deferred tax assets, net of allowance - noncurrent	15.5	15.9
Net deferred income tax liability - noncurrent	$241.4	$228.6

Net deferred income tax asset - current	$1.9	$1.8

Note 9 - Contingencies, Commitments and Leases

Contingencies

Questar and each of its subsidiaries are involved in various commercial, environmental, and regulatory claims. Litigation and other legal proceedings arise in the ordinary course of business. Except as stated below concerning the QEP lawsuit, management does not believe any litigation or other legal proceedings individually or in the aggregate will have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows.

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

Questar 2014 Form 10-K	81

Litigation
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

On August 13, 2013, QEP Field Services Company assigned its interest in the Gas Gathering Agreement to QEPM Gathering I, LLC, a subsidiary of the general partner of the master limited partnership QEP Midstream Partners. Plaintiffs have filed an amended complaint naming QEP Midstream Partners, LP; QEP Midstream Partners GP, LLC; QEP Midstream Partners Operating, LLC; and QEPM Gathering I, LLC (QEP MLP Entities). QEP Field Services and Tesoro Logistics LP (Tesoro) entered into a Membership Interest Purchase Agreement dated October 19, 2014, to transfer QEP Field Services’ interest in the QEP MLP Entities and related assets and liabilities of QEP Field Services to Tesoro, including control of this legal action. Tesoro closed on the transaction for QEP’s midstream business on December 2, 2014.

On December 2, 2014, the court issued a memorandum decision granting two motions for partial summary judgment for breach of contract filed by Questar Gas. The court found QEP Field Services Company breached the Gas Gathering Agreement by overcharging Questar Gas in its gathering rates. The court also denied two motions for partial summary judgment filed by QEP Field Services to reduce or limit contract damages. The court also denied cross-motions for partial summary judgment filed by both parties relating to another claim of breach of contract. The issues raised by the cross-motions, QEP Field Services’ counterclaim and damages on all claims are currently reserved for trial. No trial date has been set.

While Questar Gas intends to vigorously pursue its legal rights, the claims and counterclaims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the case and therefore management cannot determine at this time whether this litigation may have a material adverse effect on its financial position, results of operations or cash flows.

In February 2015, a trial was held in the case of Rocky Mountain Resources and Robert N. Floyd v. QEP Energy Company and Wexpro Company, Ninth Judicial District, County of Sublette, State of Wyoming, Case No. 2011-7816. Plaintiffs allege they are entitled to a 4% overriding royalty interest (ORRI) in a so-called replacement state oil and gas lease ultimately assigned to Wexpro and QEP Energy Company (QEP) in the Pinedale Field. Wexpro and QEP believe the former state leases subject to the ORRI expired and a new lease was issued by the State of Wyoming unburdened by the 4% ORRI. A jury decision was reached on February 13, 2015, that awarded the Plaintiffs $14.1 million from Wexpro and $16.2 million from QEP. Wexpro and QEP plan to file an appeal of the case to the Wyoming Supreme Court. Wexpro has accrued its estimate of additional royalties in the case. Any additional royalties will be recovered from Questar Gas’s customers.

Environmental Liabilities
Questar incurs environmental remediation costs related to both owned and previously-owned facilities, including transmission and production facilities and manufactured gas plant sites.

In 2014, Questar increased its environmental liability by $5.0 million to $5.4 million. This liability relates to a previously-owned chemical company and was increased due to changes in the costs of estimated future monitoring activities. The liability is based on undiscounted cash flows and is reported as a component of other noncurrent liabilities on the Consolidated Balance Sheets. The Company does not expect to incur significant additional losses related to this site.

Commitments

Questar Gas
Currently, the majority of Questar Gas's natural gas supply is provided by cost-of-service reserves developed and produced by Wexpro. In 2014, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $18.3 million in 2015, $15.2 million in 2016, $18.2 million in 2017, and $21.2 million in 2018 and 2019 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under third-party purchase agreements amounting to $135.8 million in 2014, $186.5 million in 2013 and $104.1 million in 2012.

Questar 2014 Form 10-K	82

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak gas demand (typically in the winter). The company has contracted for transportation and underground storage services with Questar Pipeline. Annual payments for these services amount to $74.4 million in 2015, $73.4 million in 2016, $46.7 million in 2017, $13.4 million in 2018, and $5.2 million in 2019. Questar Gas has third-party transportation and gathering commitments requiring yearly payments of $29.0 million in 2015 through 2017, $26.3 million in 2018, and $24.9 million in 2019.

Leases
The lease on the Company's former headquarters building ended on April 30, 2012. Rental expense on this long-term operating lease amounted to $1.5 million in 2012.

In June 2010, Questar entered into a lease agreement for a new headquarters building. The lease term is 17 years and commenced on May 1, 2012. Rental payments under the lease escalate at a rate of 3% per year during the lease term. The lease agreement does not include bargain renewal periods or material rent holidays and is not subject to contingent rent or other unusual provisions. Questar accounts for this lease as a capital lease. Other property, plant and equipment on the Consolidated Balance Sheets includes $40.8 million under the capital lease as of December 31, 2014 and 2013. Other accumulated depreciation and amortization on the Consolidated Balance Sheets includes $6.7 million and $4.3 million under the capital lease as of December 31, 2014 and 2013, respectively. Amortization of the asset under the capital lease is included with depreciation, depletion and amortization on the Consolidated Statements of Income.

Future minimum lease payments for the five years following 2014 and the years thereafter are shown in the table below. Also shown is the present value of minimum lease payments at December 31, 2014, which is reflected on the Consolidated Balance Sheets as current and noncurrent capital lease obligations of $1.0 million and $37.4 million, respectively.

Years Ending December 31,
(in millions)
2015	$3.1
2016	3.5
2017	3.6
2018	3.7
2019	3.8
After 2019	41.0
Total minimum lease payments	58.7
Less: amount representing interest	(20.3)
Present value of minimum lease payments at December 31, 2014	$38.4

Note 10 - Wexpro and Wexpro II Agreements

Wexpro's operations are subject to the terms of the Wexpro and Wexpro II agreements. The original Wexpro Agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW (the Commissions) in 1981 and affirmed by the Supreme Court of Utah in 1983. The Wexpro II Agreement was modeled after the original Wexpro Agreement and allows for the addition of properties under the cost-of-service methodology for the benefit of Questar Gas customers. The Wexpro II Agreement was approved by the Commissions in 2013. The Utah Division of Public Utilities and the staff of the PSCW are entitled to review the performance of Questar Gas and Wexpro under the Wexpro agreements and have retained an independent certified public accountant and an independent petroleum engineer to monitor the performance of the agreements. Major provisions of the agreements are as follows:

a. Wexpro conducts gas-development drilling on productive gas properties, including properties acquired and approved for inclusion in the Wexpro II Agreement, and bears any costs of dry holes. Natural gas produced from successful drilling on these properties is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is adjusted annually and is currently 20.0%.

Questar 2014 Form 10-K	83

b. Wexpro operates certain natural gas properties for Questar Gas. Wexpro is reimbursed for its costs of operating these properties, including a rate of return on any investment it makes. This after-tax rate of return is adjusted annually and is currently 12.0%.

c. Wexpro conducts developmental-oil drilling on productive oil properties and bears any costs of dry holes. Oil and NGL produced from these properties is sold at market prices, with the revenues used to recover operating expenses and to give Wexpro a return on its investment in successful wells. The after-tax rate of return is adjusted annually and is currently 17.0%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46% and Questar Gas retaining 54%.

d. Crude oil and NGL production from certain oil-producing properties is sold at market prices, with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. The after-tax rate of return on investments in these properties is adjusted annually and is currently 12.0%. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas, with Wexpro retaining 46%.

e. Amounts received by Questar Gas from the sharing of Wexpro's oil and NGL income are used to reduce natural gas costs to utility customers.

f. Acquired natural gas production from properties approved by the Commissions for inclusion in the Wexpro II Agreement is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its acquisition investment. The after-tax return allowed Wexpro is adjusted periodically and is currently 7.6%.

g. Wexpro's return on investment base is determined based on authorized returns from a group of rate-regulated companies plus an 8% risk premium for natural gas development drilling costs and a 5% risk premium for oil development drilling costs. The authorized returns for this group of companies have declined in recent years, resulting in lower returns on investment base for Wexpro. Wexpro's return on investment base for Wexpro II property acquisition costs is based on Questar Gas's approved cost of capital.

Wexpro's net investment base, yearly average rate of return, and oil and NGL income shared with Questar Gas are shown in the table below:

	Year Ended December 31,
	2014	2013	2012
Wexpro net investment base at December 31, (in millions)	$649.0	$589.7	$531.1
Average annual rate of return (after tax)	17.9%	19.7%	19.9%
Oil and NGL income sharing (in millions)	$—	$0.6	$2.5

The lower return in 2014 was due primarily to the inclusion of the Trail acquisition (see Note 17) in the Wexpro II Agreement. The Wexpro II portion of the investment base earns the lower return described in item f., above.

Trail Acquisition Stipulation
In the first quarter of 2014, the Commissions approved a stipulation for inclusion of the Trail acquisition in the Wexpro II Agreement. As part of this stipulation, Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Questar 2014 Form 10-K	84

Note 11 - Rate Regulation

The following table details regulatory assets and liabilities:

	December 31, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
	(in millions)
Regulatory assets:
Questar Gas
Purchased-gas adjustment	$39.2	$—	$—	$—
Demand-side management	—	—	11.2	—
Contract withholding	13.6	—	8.1	—
Deferred cost-of-service gas charges	25.5	9.3	10.9	2.0
Cost of reacquired debt	—	4.3	—	4.8
Pipeline integrity costs	—	7.7	—	9.3
Total Questar Gas regulatory assets	78.3	21.3	30.2	16.1
Questar Pipeline
Gas imbalance	1.2	—	5.3	—
Revenue sharing	0.1	—	0.3	—
Cost of reacquired debt	—	2.2	—	2.6
Income taxes recoverable from customers	—	0.3	—	0.6
Other	—	1.2	—	1.2
Total Questar Pipeline regulatory assets	1.3	3.7	5.6	4.4
Total regulatory assets	$79.6	$25.0	$35.8	$20.5

Regulatory liabilities:
Questar Gas
Purchased-gas adjustment	$—	$—	$7.4	$—
Demand-side management	0.3	—	—	—
CET	12.1	—	3.3	—
Cost of plant removal	—	60.7	—	52.7
Income taxes refundable to customers	—	0.2	—	0.3
Other	0.1	—	0.4	—
Total Questar Gas regulatory liabilities	12.5	60.9	11.1	53.0
Questar Pipeline
Gas imbalance	0.8	—	3.0	—
Revenue sharing	0.1	—	—	—
Postretirement medical	—	9.0	—	8.2
Total Questar Pipeline regulatory liabilities	0.9	9.0	3.0	8.2
Total regulatory liabilities	$13.4	$69.9	$14.1	$61.2

Questar Gas and Questar Pipeline record regulatory assets and liabilities. They recover the costs of assets but do not generally receive a return on these assets.

Following is a description of Questar Gas's regulatory assets and liabilities:

-	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

-
The demand-side management program relates to funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy audits. Costs are recovered from customers

Questar 2014 Form 10-K	85

through periodic rate adjustments. Costs incurred in excess of recoveries result in an asset; recoveries in excess of costs incurred result in a liability.
- Questar Gas recorded a regulatory asset for a disputed amount withheld from a supplier of gathering services. The amount withheld will be recovered from customers if it is determined that Questar Gas is required to pay the supplier.
- Operating and maintenance, depreciation, depletion and amortization, production taxes and royalties on cost-of-service gas production are recorded when the gas is produced and recovered from customers on a delayed basis, generally within 12 months.

-
Certain cost-of-service gas charges are recovered over a period greater than 12 months. These include a regulatory asset that represents future expenses related to abandonment of Wexpro-operated gas and oil wells. The regulatory asset is reduced over an 18-year period following an amortization schedule that commenced January 1, 2003, or as cash is paid to plug and abandon wells. Noncurrent cost-of-service gas charges also include amounts for production imbalances that will be recovered from customers at the end of the related gas wells' useful lives.

-
Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 8 years as of December 31, 2014.

-
The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order. Questar Gas is allowed to recover $7.0 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

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

-
Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 6 years as of December 31, 2014.

-	Income taxes recoverable from customers arise from adjustments to deferred taxes, recovered over the life of the related property, plant and equipment.

-	A regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges.

Rate Changes
Questar Gas is authorized to earn a return on equity of 9.85% in Utah and 9.16% in Wyoming. Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%. In December 2014, Questar Gas held hearings on a general rate case in Wyoming. At the hearings the PSCW ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates is expected to be effective March 1, 2015.

Note 12 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under the LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $12.4 million in 2014 compared to $10.2 million in 2013 and $9.9 million in 2012. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $2.2 million in 2014 and $14.0 million in 2013. There were no cash flows from income tax benefits in excess of recognized compensation expense in 2012. At December 31, 2014, there were 4,053,586 shares available for future grant. The following disclosures under the headings Stock Options, Restricted Shares, Restricted Stock Units and Performance Shares include all awards granted to officers, employees and non-employee directors of Questar and its affiliates. The disclosures under the heading Questar Gas and Questar Pipeline describe the subset of total awards granted to officers and employees of those companies.

Stock Options
Stock options have terms ranging from five to ten years, with a majority issued with a seven- to ten-year term. Options generally vest in three or four equal, annual installments. There were no unvested stock options at December 31, 2014 or 2013. No stock options have been granted since 2010 and no stock options were forfeited in 2014.

Questar 2014 Form 10-K	86

Stock option transactions and balances under the terms of the LTSIP are summarized below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2013	717,840	$7.84	-	$17.35	$11.84
Exercised	(282,333)	7.84	-	13.24	10.88
Balance at December 31, 2014	435,507	$11.40	-	$17.35	$12.46

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at Dec. 31, 2014	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2014	Weighted-average exercise price
$11.40		$11.40	239,174	1.2	$11.40	239,174	$11.40
$13.10	-	17.35	196,333	2.0	13.75	196,333	13.75
			435,507	1.5	$12.46	435,507	$12.46

As of December 31, 2014, the aggregate intrinsic value of outstanding and exercisable options was $5.6 million.

Certain officers, employees and non-employee directors of former subsidiary QEP Resources held 245,332 Questar stock options with a weighted-average exercise price of $11.34 per share and a weighted-average remaining life of 1.4 years at December 31, 2014.

Restricted Shares
Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three-year period from the grant date. Unvested restricted shares have voting and dividend rights; however, sale or transfer is restricted. The weighted-average remaining vesting period of unvested restricted shares at December 31, 2014, was 2 months. No restricted shares were granted in 2014. Transactions involving restricted shares under the terms of the LTSIP for the year ended December 31, 2014, are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted- Average Price
Balance at December 31, 2013	392,327	$15.22	-	$21.53	$18.28
Vested	(289,312)	15.22	-	21.53	17.88
Forfeited	(661)	19.39	-	20.90	20.00
Balance at December 31, 2014	102,354	$17.97	-	$21.53	$19.41

Restricted Stock Units
Questar may grant RSUs to certain of its officers, employees and non-employee directors under the LTSIP. RSUs are valued at the grant-date market price and amortized to expense over the vesting period. RSU grants typically vest in equal installments over a three-year period from the grant date. Certain grants vest in a single installment after a specified period. RSUs do not have voting rights until shares are distributed, but they do have dividend equivalent rights. Most RSU dividend equivalents are paid in cash quarterly and vest immediately. One share of Questar common stock will be distributed for each RSU at the time of vesting. The weighted-average remaining vesting period of unvested RSUs at December 31, 2014, was 12 months.

Questar 2014 Form 10-K	87

Transactions involving RSUs under the terms of the LTSIP for the year ended December 31, 2014, are summarized below:

	RSUs Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2013	316,268	$22.17	-	$25.44	$23.62
Granted	351,066	22.14	-	24.70	23.59
Vested	(131,007)	22.17	-	25.44	23.64
Forfeited	(10,225)	23.60	-	23.62	23.60
Balance at December 31, 2014	526,102	$22.14	-	$24.70	$23.60

Questar may grant RSUs with deferred share distributions (deferred RSUs) to certain of its non-employee directors under the LTSIP. Grants of deferred RSUs typically vest in a single installment over a one-year period from the grant date. Dividend equivalents on deferred RSUs accrue quarterly and are subject to the vesting, distribution and voting conditions of the underlying award. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents) at the time of the grantees' separation from service. At December 31, 2014, Questar's outstanding deferred RSUs totaled 21,860 with a weighted-average price of $23.61 per share. The weighted-average remaining vesting period of unvested deferred RSUs at December 31, 2014, was 2 months.

Performance Shares
Questar may grant performance shares to certain of its officers under the terms of the LTSIP. The awards are designed to motivate and reward these officers for long-term Company performance and provide an incentive for them to remain with the Company. The target number of performance shares for each officer is subject to a payout adjustment multiplier ranging from 0.00 to 3.00 based on the Company's total shareholder return relative to a specified peer group of companies over a three-year performance period. Each three-year performance period commences at the beginning of the year of grant. Distributions of performance shares, if any, take place in the quarter following the conclusion of the performance period, so long as such officer was employed by the Company or its affiliates as of the last day of the performance period.

The Company uses the Monte Carlo simulation method to estimate the grant-date fair value of performance share awards. Fair value estimates rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The estimated fair value of performance shares granted and major assumptions used in the simulation at the date of grant are listed below:

	2014	2013	2012
	Performance Share Input Variables
Fair value of performance shares at grant date	$31.07	$39.62	$25.42
Risk-free interest rate	0.67%	0.40%	0.35%
Expected price volatility	18.6%	19.0%	22.0%
Expected dividend yield	3.05%	2.88%	3.35%
Expected life in years	2.9	2.9	2.9

For performance shares granted in 2012 and 2013, half of any award will be distributed in shares of Questar common stock and half in cash. Subsequent awards will be distributed in shares, with no cash component. For share-settled performance share awards, the grant-date fair value of the awards is amortized to expense over the vesting period. The liability associated with awards to be settled in cash is adjusted to its estimated fair value through earnings on a quarterly basis. Equity- and liability-based performance share compensation expense amounted to $3.8 million in 2014, $2.0 million in 2013 and $1.8 million in 2012. The weighted-average remaining vesting period of unvested performance shares at December 31, 2014, was 18 months.

Questar 2014 Form 10-K	88

Transactions involving performance shares under the terms of the LTSIP for the year ended December 31, 2014, are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted-Average Grant-Date Fair Value
Balance at December 31, 2013	387,879	$18.23	-	$39.62	$27.61
Granted	139,611	31.07		31.07	31.07
Payout adjustment(1)	(76,657)	18.23		18.23	18.23
Distributed(1)	(51,104)	18.23		18.23	18.23
Forfeited	(8,480)	25.42	-	39.62	33.33
Balance at December 31, 2014(2),(3)	391,249	$25.42	-	$39.62	$31.78

(1) Actual shares and cash distributed were determined by multiplying the target shares by 0.40 to reflect Questar's final total shareholder return ranking relative to the specified peer companies for the performance period from January 1, 2011 through December 31, 2013. The total amount paid for the cash half of the distribution was $0.6 million.

(2) The total undistributed balance consists of 262,979 of share-settled target shares and 128,270 of cash-settled target shares.

(3) The total undistributed balance includes 134,778 vested target shares that are expected to be distributed in the first quarter of 2015 using a payout adjustment multiplier of 1.00. The multiplier reflects Questar's final total shareholder return ranking relative to the specified peer companies for the performance period from January 1, 2012 through December 31, 2014. The distribution will be half in shares, half in cash. These target shares are included in the amounts described in note (2), immediately above.

As of December 31, 2014, the total unrecognized compensation cost related to outstanding stock options, restricted shares, RSUs and performance shares was $8.8 million, which the Company expects to recognize over a weighted-average period of 12 months.

Questar Gas and Questar Pipeline
Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers and employees of Questar Gas and Questar Pipeline under the LTSIP. Questar Gas and Questar Pipeline recognize expense over time as the stock options, restricted shares, RSUs and performance shares vest. Questar Gas share-based compensation expense amounted to $1.6 million in 2014 compared with $1.4 million in 2013 and $1.2 million in 2012. Questar Pipeline share-based compensation expense amounted to $2.1 million in 2014 compared with $2.0 million in 2013 and 2012.

The following table summarizes the stock options held under the LTSIP by Questar Pipeline officers and employees at December 31, 2014. There were no stock options held under the LTSIP by Questar Gas officers or employees at December 31, 2014.

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at Dec. 31, 2014	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2014	Weighted-average exercise price
Questar Pipeline
$11.40	-	$13.10	58,933	1.5	$11.95	58,933	$11.95

The following table summarizes the restricted shares held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2014. The weighted-average remaining vesting periods of unvested restricted shares at December 31, 2014, for Questar Gas and Questar Pipeline were 2 months and 3 months, respectively.

	Restricted Shares Outstanding	Price Range			Weighted-Average Price
Questar Gas	12,635	$19.39		$19.39	$19.39
Questar Pipeline	25,269	$19.39	-	$19.56	$19.42

Questar 2014 Form 10-K	89

The following table summarizes the RSUs held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2014. The weighted-average remaining vesting period of unvested RSUs at December 31, 2014, for Questar Gas and Questar Pipeline was 12 months.

	RSUs Outstanding	Price Range			Weighted-Average Price
Questar Gas	82,351	$23.09	-	$23.62	$23.61
Questar Pipeline	95,841	$23.09	-	$23.62	$23.59

The following table summarizes the target number of performance shares held under the LTSIP by Questar Gas and Questar Pipeline officers at December 31, 2014. The weighted-average remaining vesting period of unvested performance shares at December 31, 2014, for Questar Gas and Questar Pipeline was 18 months.

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted-Average Grant-Date Fair Value
Questar Gas	33,826	$25.42	-	$39.62	$31.73
Questar Pipeline	59,956	$25.42	-	$39.62	$31.59

Note 13 - Employee Benefits

Defined Benefit Pension Plans and Other Postretirement Benefits
The Company has a noncontributory defined benefit pension plan covering a majority of its employees and postretirement medical and life insurance plans providing coverage to less than half of its employees. Employees hired or rehired after June 30, 2010 are not eligible for the noncontributory defined benefit pension plan and employees hired or rehired after December 31, 1996 are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire.

Questar funds a trust for Employee Retirement Income Security Act (ERISA)-qualified pension and other postretirement benefit obligations to pay benefits currently due and to build asset balances over time to pay future obligations. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels mandated by ERISA and by the Internal Revenue Code. Subject to these limitations, the Company seeks to fund the qualified pension plan in amounts that are at a minimum equal to the yearly net cost. The Company also has a nonqualified pension plan that covers a group of management employees in addition to the qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the IRS for the qualified plan. The nonqualified pension plan is unfunded; benefits are paid from the Company's general funds. The Company commingles postretirement medical plan assets with those of the ERISA-qualified pension plan as permitted by section 401(h) of the Internal Revenue Code.

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

The EBC uses asset-mix guidelines that include permissible ranges for each asset category, return objectives for each asset group and the desired level of diversification and liquidity. These guidelines change from time to time based on the EBC's ongoing evaluation of each plan's risk tolerance. The EBC estimates an expected overall long-term rate of return on assets by weighting expected returns of each asset class by its targeted asset allocation percentage. Expected return estimates are developed from analysis of past performance and forecasts of long-term return expectations by third parties.

Questar 2014 Form 10-K	90

Qualified pension and other postretirement benefit plan assets were invested as follows:

	Actual Allocation		Policy Range
	December 31,		December 31,
	2014	2013	2014			2013
Total domestic equity securities	38%	38%	35%	-	45%	35%	-	45%
Foreign equity securities
Developed market foreign equity securities	18%	20%
Emerging market foreign equity securities	4%	5%
Total foreign securities	22%	25%	25%	-	35%	25%	-	35%
Debt securities
Investment-grade intermediate-term debt	7%	7%
Investment-grade long-term debt	14%	11%
Below-investment-grade debt	9%	9%
Total debt securities	30%	27%	25%	-	35%	25%	-	35%
Inflation protection securities	9%	9%	—%	-	10%	—%	-	10%
Cash and short-term investments	1%	1%	—%	-	3%	—%	-	3%

At December 31, 2014, domestic equity assets were invested in a passive total stock market index fund that invests in a diversified portfolio of stocks representative of the whole U.S. stock market and an S&P 500 index fund. Developed market foreign equity assets were invested in funds that hold a diversified portfolio of common stocks of corporations in developed countries outside the United States. These investments are benchmarked against the Morgan Stanley Capital International Europe Australasia and Far East (MSCI EAFE) index. Emerging market foreign equity assets are invested in funds that hold a diversified portfolio of common stocks of corporations in emerging countries outside the United States and are benchmarked against the MSCI Emerging Markets index.

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

To mitigate the impact of inflation, assets are allocated to inflation protection funds. These funds invest in indices that comprise the Dow Jones U.S. Select REIT, Dow Jones-UBS Commodity Total Return, S&P Global LargeMidCap Commodity and Resources, and Barclays Capital U.S. Treasury Inflation Protected Securities. Cash and short-term investments are held in a fund that purchases investment-grade short-term debt issued by governments and corporations.

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

Employee benefit plan regulations prohibit transactions between a fiduciary and parties-in-interest unless specifically provided for in ERISA. No restricted securities, such as letter stock or private placements, may be purchased for any investment fund. Questar securities may be considered for purchase at an investment manager's discretion, but within limitations prescribed by ERISA and other laws. There was no direct investment in Questar shares for the periods disclosed. Use of derivative securities by any investment manager is prohibited except where the EBC has given specific approval or where commingled funds are utilized that have previously adopted permitting guidelines.

Fair value accounting standards establish a framework for defining, measuring and disclosing fair value in applying GAAP. The standards establish a fair value hierarchy with Levels 1, 2 and 3 ranging from the most observable to the least observable

Questar 2014 Form 10-K	91

valuation inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The following is a description of the valuation methodologies used at December 31, 2014 and 2013, to value qualified pension and other postretirement benefit plan assets. The Company's pension and other postretirement benefit plan assets did not include any investments measured using Level 3 inputs at December 31, 2014 or 2013.

Corporate bonds and U.S. government securities: Corporate bonds and United States government corporation and agency securities are valued at the closing price reported on the markets on which the individual securities are traded, which in general are less active than the markets for common stocks and registered investment companies.

Registered investment companies: Registered investment companies, also known as mutual funds, are valued at the closing price reported on the active markets on which the individual funds are traded.

Commingled funds and 103-12 investment entity: These are investment vehicles generally restricted to institutional investors and are valued using the net asset value (NAV) of the fund. The NAV is based on the value of the underlying assets owned by the fund excluding transaction costs, and minus liabilities. The underlying assets are valued at the closing prices reported on the markets on which they are traded. No assets that were valued using a NAV methodology were subject to significant redemption restrictions or unfunded commitments on their valuation dates.

The following tables set forth, by level within the fair value hierarchy, qualified pension and other postretirement benefit plan assets at fair value as of December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$1.5	$1.5
U.S. government securities	—	12.9	12.9
Registered investment companies:
Fixed income funds	114.9	—	114.9
Inflation protection fund	34.5	—	34.5
Domestic equity fund	1.6	—	1.6
Commingled funds:
Cash equivalent funds	—	6.7	6.7
Domestic equity index fund	—	275.8	275.8
Foreign equity growth fund	—	41.2	41.2
Foreign equity index funds	—	77.8	77.8
Corporate debt funds	—	91.0	91.0
Inflation protection fund	—	33.1	33.1
Foreign equity growth 103-12 investment entity	—	46.2	46.2
Total	$151.0	$586.2	$737.2

Questar 2014 Form 10-K	92

	December 31, 2013
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$1.7	$1.7
U.S. government securities	—	1.6	1.6
Registered investment companies:
Fixed income funds	110.7	—	110.7
Inflation protection fund	29.4	—	29.4
Domestic equity fund	2.0	—	2.0
Commingled funds:
Cash equivalent funds	—	3.5	3.5
Domestic equity index fund	—	256.2	256.2
Foreign equity growth fund	—	42.9	42.9
Foreign equity index funds	—	76.0	76.0
Corporate debt funds	—	72.1	72.1
Inflation protection fund	—	28.8	28.8
Foreign equity growth 103-12 investment entity	—	47.1	47.1
Total	$142.1	$529.9	$672.0

Pension plan benefits are based on the employee's age at retirement, years of service and highest average annual earnings during 72 consecutive semimonthly pay periods in the last 10 years of employment. Employees retiring on or after January 1, 2015 may elect either a lump-sum or an annuity benefit.

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

The qualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2014	2013
Discount rate	4.10%	4.90%
Rate of increase in compensation	5.50	5.50
Long-term return on assets	7.00	7.25

The nonqualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2014	2013
Discount rate	2.90%	3.30%
Rate of increase in compensation	5.50	5.50

The postretirement accumulated benefit obligation was measured using the following assumptions at December 31:

	2014			2013
Discount rate	4.00%			4.70%
Long-term return on assets	7.00			7.25
Health-care inflation rate	7.50			8.00
	decreasing to			decreasing to
	4.50%	by	2021	4.50%	by	2021

Questar 2014 Form 10-K	93

Questar does not expect any plan assets to be returned during 2015. The qualified and nonqualified pension plan accumulated benefit obligation totaled $708.9 million at December 31, 2014. Plan obligations and fair value of all plan assets are shown in the following table:

	Pension		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$702.7	$760.3	$86.3	$94.4
Service cost	11.8	13.9	0.6	0.7
Interest cost	33.4	30.6	3.8	3.7
Change in plan assumptions	109.1	(73.6)	4.9	(8.6)
Actuarial (gain)	(0.7)	(7.7)	(3.0)	(0.5)
Benefits paid	(22.3)	(20.8)	(1.8)	(3.4)
Benefit obligation at end of year	834.0	702.7	90.8	86.3

Change in plan assets
Fair value of plan assets at beginning of year	628.2	510.8	43.8	37.6
Actual gain on plan assets	40.4	80.2	2.9	5.8
Company contributions to the plan	43.9	58.0	2.1	3.8
Benefits paid	(22.3)	(20.8)	(1.8)	(3.4)
Fair value of plan assets at end of year	690.2	628.2	47.0	43.8
Underfunded status (current and long-term)	$(143.8)	$(74.5)	$(43.8)	$(42.5)
The projected 2015 qualified pension plan funding is $44.0 million. Estimated benefit plan payments for the five years following 2014 and the subsequent five years aggregated are as follows:

	Pension	Other Postretirement Benefits
	Years Ending December 31,
	(in millions)
2015	$67.3	$4.3
2016	52.6	4.5
2017	47.2	4.6
2018	63.0	4.8
2019	53.6	5.0
2020 through 2024	265.0	26.3

Questar 2014 Form 10-K	94

The components of the net pension and other postretirement benefit costs are as follows. The net pension cost includes both the qualified and nonqualified pension plans.

	Pension			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$11.8	$13.9	$13.2	$0.6	$0.7	$0.7
Interest cost	33.4	30.6	31.1	3.8	3.7	3.8
Expected return on plan assets	(43.6)	(38.1)	(31.8)	(3.0)	(2.6)	(2.3)
Prior service and other costs	0.6	1.1	1.1	—	—	1.6
Recognized net actuarial loss	15.4	28.9	24.9	0.7	3.0	2.5
Accretion of regulatory liability	—	—	—	0.8	0.5	0.3
Net periodic cost	$17.6	$36.4	$38.5	$2.9	$5.3	$6.6

Assumptions at January 1, used to calculate the qualified net pension cost for the years, were as follows:

	2014	2013	2012
Discount rate	4.90%	4.20%	4.80%
Rate of increase in compensation	5.50	5.50	5.50
Long-term return on assets	7.25	7.25	7.25

Assumptions at January 1, used to calculate the nonqualified net pension cost for the years, were as follows:

	2014	2013	2012
Discount rate	3.30%	2.40%	3.30%
Rate of increase in compensation	5.50	5.50	5.50

Assumptions at January 1, used to calculate the net postretirement benefit cost for the years, were as follows:

	2014			2013			2012
Discount rate	4.70%			4.00%			4.40%
Long-term return on assets	7.25			7.25			7.25
Health-care inflation rate	8.00			8.50			7.00
	decreasing to			decreasing to			decreasing to
	4.50%	by	2021	4.50%	by	2021	5.00%	by	2014

The 2015 estimated qualified and nonqualified net pension cost is $22.3 million. In 2015, $22.7 million of estimated net actuarial loss and $0.1 million of prior service cost for the pension plans will be amortized from AOCI. The 2015 estimated net postretirement benefit cost is $2.2 million, excluding accretion of a regulatory liability. In 2015, $1.3 million of estimated net actuarial loss for the postretirement benefit plans will be amortized from AOCI.

Postretirement benefit service and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would cause a minimal increase in the yearly service and interest costs and would increase the postretirement accumulated benefit obligation by $0.8 million. A 1% decrease in the health-care inflation rate would cause a minimal decrease in the yearly service and interest costs and would decrease the postretirement accumulated benefit obligation by $0.7 million.

Questar 2014 Form 10-K	95

Questar Gas and Questar Pipeline participate in Questar's qualified and nonqualified pension plans as well as its postretirement medical and life plans. Questar Gas's and Questar Pipeline's pension plan and postretirement medical and life insurance plan assets and benefit obligations cannot be separately determined because plan assets are not segregated or restricted to meet the companies' pension and postretirement medical and life obligations. If the companies were to withdraw from the plans, the pension and other postretirement obligations for Questar Gas and Questar Pipeline employees would be retained by the Questar plans. Pension and other postretirement benefit net cost and plan contribution information for Questar Gas and Questar Pipeline are shown below:

	Pension			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Questar Gas
Net periodic cost	$8.5	$18.1	$19.7	$0.8	$2.4	$3.3
Share of total plan contributions	21.8	29.6	39.4	1.1	2.0	1.9

Questar Pipeline
Net periodic cost	$3.2	$6.7	$7.4	$(0.4)	$0.2	$1.2
Share of total plan contributions	8.1	11.2	15.1	0.4	0.7	0.6

401(k) Retirement Income Plan
The 401(k) Retirement Income Plan (401(k) Plan), formerly known as the Employee Investment Plan, is a defined contribution pension plan that allows eligible employees to purchase shares of Questar common stock or other investments through payroll deduction at the fair market value on the transaction date. The Company contributes an overall match of 100% of employees' purchases up to a maximum of 6% of their qualifying earnings. Starting in January 2015, qualified employees who are not eligible for the defined benefit pension plans receive an additional non-matching employer contribution to their 401(k) Plan accounts equal to 4% of their qualifying prior year earnings. To satisfy employee purchases of Questar stock, the 401(k) Plan trustee may purchase Questar shares on the open market with cash received or Questar may issue new shares.

Questar, Questar Gas and Questar Pipeline recognize expense equal to 401(k) Plan employer matching and non-matching contributions earned by employees during the year. Questar's expense amounted to $9.1 million in 2014, $7.2 million in 2013, and $7.3 million in 2012. Questar Gas's 401(k) Plan expense was $4.1 million in 2014, $3.4 million in 2013 and $3.6 million in 2012. Questar Pipeline's 401(k) Plan expense was $1.8 million in 2014 and $1.4 million in 2013 and 2012.

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

Questar 2014 Form 10-K	96

The following is a summary of operations by line of business for the three years ended December 31, 2014:

	Questar Consol.	Interco. Trans.	Questar Gas	Wexpro	Questar Pipeline	Corp and Other
	(in millions)
2014
Revenues
From unaffiliated customers	$1,189.3	$—	$960.9	$35.6	$190.2	$2.6
From affiliated companies	—	(424.0)	—	350.3	73.7	—
Total Revenues	1,189.3	(424.0)	960.9	385.9	263.9	2.6
Operating Expenses
Cost of sales	186.3	(423.4)	604.8	—	4.0	0.9
Operating and maintenance	189.0	—	122.5	31.5	34.1	0.9
General and administrative	127.9	(0.6)	52.8	32.6	44.1	(1.0)
Production and other taxes	66.2	—	17.8	37.6	9.1	1.7
Depreciation, depletion and amortization	213.7	—	53.6	100.5	54.5	5.1
Abandonment and impairment	2.0	—	—	2.0	—	—
Total Operating Expenses	785.1	(424.0)	851.5	204.2	145.8	7.6
Net gain (loss) from asset sales	1.2	—	0.1	1.6	(0.5)	—
Operating Income (Loss)	405.4	—	109.5	183.3	117.6	(5.0)
Interest and other income (expense)	6.6	(0.4)	5.9	1.1	1.2	(1.2)
Income from unconsolidated affiliate	3.5	—	—	—	3.5	—
Interest expense	(63.1)	0.4	(28.2)	(0.1)	(26.1)	(9.1)
Income taxes	(125.9)	—	(32.0)	(61.5)	(35.6)	3.2
Net Income (Loss)	$226.5	$—	$55.2	$122.8	$60.6	$(12.1)
Identifiable assets	$4,249.7	$—	$1,911.1	$977.5	$1,232.4	$128.7
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	24.7	—	—	—	24.7	—
Cash capital expenditures, including acquisitions	371.5	—	174.7	114.4	59.4	23.0
Accrued capital expenditures, including acquisitions	359.7	—	161.5	114.7	61.3	22.2

2013
Revenues
From unaffiliated customers	$1,220.0	$—	$985.2	$45.1	$189.5	$0.2
From affiliated companies	—	(372.1)	0.6	294.8	76.7	—
Total Revenues	1,220.0	(372.1)	985.8	339.9	266.2	0.2
Operating Expenses
Cost of sales	285.9	(370.9)	650.6	—	6.1	0.1
Operating and maintenance	174.3	—	113.1	28.6	32.5	0.1
General and administrative	121.0	(0.6)	52.5	28.7	46.7	(6.3)
Production and other taxes	57.4	—	18.0	28.3	9.3	1.8
Depreciation, depletion and amortization	194.8	—	49.7	85.8	55.5	3.8
Asset impairment	80.6	—	—	—	80.6	—
Other operating expenses	—	(0.6)	—	0.6	—	—
Total Operating Expenses	914.0	(372.1)	883.9	172.0	230.7	(0.5)
Net loss from asset sales	(0.2)	—	—	(0.2)	—	—

Questar 2014 Form 10-K	97

Operating Income	305.8	—	101.9	167.7	35.5	0.7
Interest and other income (expense)	9.9	(0.7)	5.1	5.0	1.8	(1.3)
Income from unconsolidated affiliate	3.7	—	—	—	3.7	—
Interest expense	(56.9)	0.7	(22.3)	(0.1)	(25.8)	(9.4)
Income taxes	(101.3)	—	(31.9)	(62.0)	(7.0)	(0.4)
Net Income (Loss)	$161.2	$—	$52.8	$110.6	$8.2	$(10.4)
Identifiable assets	$4,054.3	$—	$1,762.0	$993.8	$1,222.8	$75.7
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	25.6	—	—	—	25.6	—
Cash capital expenditures, including acquisitions	503.7	—	166.2	249.5	73.4	14.6
Accrued capital expenditures, including acquisitions	505.6	—	177.3	240.7	70.0	17.6

2012
Revenues
From unaffiliated customers	$1,098.9	$—	$859.7	$36.1	$203.1	$—
From affiliated companies	—	(351.0)	2.5	274.1	74.4	—
Total Revenues	1,098.9	(351.0)	862.2	310.2	277.5	—
Operating Expenses
Cost of sales	192.3	(347.7)	533.3	—	6.7	—
Operating and maintenance	180.8	(0.2)	119.0	26.8	35.2	—
General and administrative	120.8	(0.6)	51.2	26.8	50.0	(6.6)
Retirement incentive	4.9	—	2.4	0.2	0.9	1.4
Production and other taxes	47.9	—	16.2	20.8	9.1	1.8
Depreciation, depletion and amortization	181.6	—	47.2	77.4	54.3	2.7
Other operating expenses	—	(2.5)	—	2.5	—	—
Total Operating Expenses	728.3	(351.0)	769.3	154.5	156.2	(0.7)
Net gain from asset sales	5.1	—	—	2.4	2.7	—
Operating Income	375.7	—	92.9	158.1	124.0	0.7
Interest and other income (expense)	7.0	(0.7)	5.5	2.8	0.6	(1.2)
Income from unconsolidated affiliate	3.7	—	—	—	3.7	—
Interest expense	(57.9)	0.7	(24.1)	—	(26.3)	(8.2)
Income taxes	(116.5)	—	(27.2)	(57.0)	(37.3)	5.0
Net Income (Loss)	$212.0	$—	$47.1	$103.9	$64.7	$(3.7)
Identifiable assets	$3,803.3	$—	$1,593.5	$836.1	$1,298.9	$74.8
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	26.5	—	—	—	26.5	—
Cash capital expenditures	370.7	—	162.1	144.5	60.6	3.5
Accrued capital expenditures	366.3	—	161.2	145.5	58.6	1.0

Note 15 - Related-Party Transactions

Questar Gas
In 2014 and 2013 Questar Gas provided technical services to affiliates. In 2012, Questar Gas also provided communication services to affiliates. Questar Gas provided these services at its cost and charged $6.1 million in 2014, $6.7 million in 2013 and $13.6 million in 2012. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar 2014 Form 10-K	98

Questar Gas has reserved transportation capacity on Questar Pipeline's system for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline's interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $72.9 million in 2014, $73.0 million in 2013 and $73.6 million in 2012, which included demand charges. The costs of these services were included in the cost of natural gas sold.

Under the terms of the Wexpro agreements, Questar Gas receives a portion of Wexpro's income from oil and NGL operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $0.6 million in 2013 and $2.5 million in 2012. There was no such revenue in 2014. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $349.7 million in 2014, $294.6 million in 2013 and $274.0 million in 2012. Questar Gas reports these amounts in the cost of natural gas sold.

Questar Gas had a lease with an affiliate for space in an office building located in Salt Lake City, Utah, which expired on April 30, 2012. Rent expense was $0.4 million in 2012.

Questar charged Questar Gas for certain administrative functions amounting to $47.8 million in 2014, $48.4 million in 2013 and $49.3 million in 2012. These costs are included in operating expenses and are generally allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Pipeline charged Questar Gas for communication services amounting to $3.7 million in 2014 and 2013. These costs are included in operating expenses and are allocated based on usage.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.1 million in 2014, $0.5 million in 2013 and $0.6 million in 2012.

Questar Pipeline
Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Total revenues received from Questar Gas were $73.3 million in 2014, $76.3 million in 2013 and $74.0 million in 2012.

Beginning in 2013, Questar Pipeline provided communication services to affiliates. Questar Pipeline provided these services at its cost and charged $5.0 million in 2014 and $4.9 million in 2013. The majority of these costs are allocated based on usage.

In 2014 and 2013 Questar Gas provided technical services to Questar Pipeline. In 2012, Questar Gas also provided communication services to Questar Pipeline. Questar Gas provided these services at its cost of $3.8 million in 2014, $3.5 million in 2013 and $8.8 million in 2012. The majority of these costs are allocated and included in operating expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar charged Questar Pipeline for certain administrative functions amounting to $25.8 million in 2014, $28.2 million in 2013 and $24.5 million in 2012. These costs are included in operating expenses and are generally allocated based on each affiliate's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Pipeline had a lease with an affiliate for space in an office building located in Salt Lake City, Utah, which expired on April 30, 2012. Rent expense was $0.3 million in 2012.

Questar Pipeline loaned excess funds to Questar and earned interest income of $0.1 million in 2014 and 2012 and $0.2 million in 2013.

Note 16 - Asset Impairments

During the second quarter of 2014, Wexpro recorded a pre-tax abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field. Wexpro concluded that the field had reached the end of its productive life because it was no longer economical to produce natural gas and oil.

Questar 2014 Form 10-K	99

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

Note 17 - Wexpro Acquisitions of Producing Properties

On December 17, 2014, Wexpro acquired an additional interest in natural gas-producing properties in existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for about $52.4 million. This is a "bolt-on" acquisition to the company's current Canyon Creek assets, which are governed by the 1981 Wexpro Agreement. Under the terms of the Wexpro II Agreement, this property must be submitted to the Commissions to be considered for cost-of-service treatment for the benefit of Questar Gas customers.

Because it contains producing properties, the Canyon Creek acquisition is accounted for under the accounting guidance for business combinations. Summary information related to the Canyon Creek acquisition is shown in the table below. Amounts are provisional and are subject to post-closing adjustments.

(in millions)
Fair value of consideration transferred:
Net cash paid	$52.4

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value:
Proved properties	$54.1
Asset retirement obligations	(1.7)
Total fair value of identifiable net assets acquired	$52.4

Canyon Creek acquisition-related transaction costs of $0.3 million for 2014 are included in general and administrative expense on Questar's Consolidated Statement of Income. Amounts included in Questar's Consolidated Statements of Income for the period between the December 17, 2014 closing date and December 31, 2014 related to this acquisition are de minimis. Supplemental pro forma income information related to the Canyon Creek acquisition is not presented because it is immaterial to Questar's consolidated revenues, expenses and income in all periods presented.

On September 4, 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin (Trail acquisition) for $104.3 million, after post-closing adjustments. This acquisition was an addition to the company’s existing Trail assets, which are governed by the 1981 Wexpro Agreement. In the first quarter of 2014, the Public Service Commission of Utah and the Wyoming Public Service Commission (the Commissions) approved the inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014.

Questar 2014 Form 10-K	100

Note 18 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per-share amounts)
2014
Revenues	$456.9	$201.3	$157.9	$373.2	$1,189.3
Operating income	148.3	76.5	68.9	111.7	405.4
Net income	85.1	40.3	38.6	62.5	226.5
Basic earnings per common share	$0.48	$0.23	$0.22	$0.36	$1.29
Diluted earnings per common share	0.48	0.23	0.22	0.35	1.29

2013
Revenues	$476.9	$195.6	$149.6	$397.9	$1,220.0
Operating income (loss)	131.4	71.2	(19.4)	122.6	305.8
Net income (loss)	72.9	39.4	(19.2)	68.1	161.2
Asset impairment charge, before income taxes	—	—	80.6	—	80.6
Basic earnings (loss) per common share	$0.42	$0.22	$(0.11)	$0.39	$0.92
Diluted earnings (loss) per common share	0.41	0.22	(0.11)	0.39	0.92

Note 19 - Supplemental Gas and Oil Information (Unaudited)

The Company is making the following supplemental disclosures of gas and oil producing activities, in accordance with accounting standards for extractive activities - oil and gas and SEC Regulation S-X.

The Company uses the successful efforts accounting method for its gas and oil properties.

The substantial majority of the following information relates to cost-of-service gas and oil properties managed and developed by Wexpro and governed by the Wexpro agreements.

In December 2014, Wexpro completed the Canyon Creek acquisition. Properties acquired in this acquisition were not included in a cost-of-service arrangement as of December 31, 2014. In September 2013, Wexpro completed the Trail acquisition. In the first quarter of 2014, the PSCU and PSCW approved the inclusion of the Trail acquisition properties in the Wexpro II Agreement. The 2014 and 2013 supplemental gas and oil information includes these acquisitions, as applicable. See Note 17 for additional information on these acquisitions.

Questar 2014 Form 10-K	101

Capitalized Costs
Capitalized costs of gas and oil properties and the related amounts of accumulated depreciation, depletion and amortization are shown below:

	December 31,
	2014	2013
	(in millions)
Wexpro
Proved properties	$1,675.6	$1,625.5
Unproved properties	12.8	0.9
Total Wexpro capitalized costs	1,688.4	1,626.4
Accumulated depreciation, depletion and amortization	(757.3)	(689.8)
Net Wexpro capitalized costs	931.1	936.6
Net Questar Gas capitalized costs	6.4	7.2
Net capitalized costs	$937.5	$943.8

Costs Incurred
The costs incurred for gas and oil development activities are displayed in the table below. The costs incurred to develop proved undeveloped reserves were $28.9 million in 2014, $106.3 million in 2013 and $50.4 million in 2012.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Property acquisition
Unproved	$11.9	$0.3	$0.6
Proved	54.1	106.4	—
Exploration (capitalized and expensed)	1.6	—	—
Development	49.1	133.1	146.9
Total costs incurred	$116.7	$239.8	$147.5

Results of Operations
Following are the results of operations for gas- and oil-producing activities, excluding corporate overhead and interest costs:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues
From unaffiliated customers	$35.6	$45.1	$36.1
From affiliated company(1)	350.3	294.8	274.1
Total revenues	385.9	339.9	310.2
Production costs	67.5	57.5	50.1
Exploration expenses	1.6	—	—
Depreciation, depletion and amortization	100.5	85.8	77.4
Abandonment and impairment	2.0	—	—
Total expenses	171.6	143.3	127.5
Revenues less expenses	214.3	196.6	182.7
Income taxes	(71.4)	(70.5)	(64.8)
Results of operations for gas- and oil-producing activities (excluding corporate overhead and interest costs)	$142.9	$126.1	$117.9

Questar 2014 Form 10-K	102

(1) Primarily represents revenues received from Questar Gas pursuant to the Wexpro agreements. Revenues include reimbursement of general and administrative expenses amounting to $30.5 million in 2014, $27.5 million in 2013 and $26.5 million in 2012.

Estimated Quantities of Proved Gas and Oil Reserves
Estimates of proved gas and oil reserves have been prepared in accordance with professional engineering standards and the Company's established internal controls. The estimates were prepared by Wexpro's reservoir engineers, individuals who possess professional qualifications and demonstrated competency in reserves estimation and evaluation. SEC guidelines with respect to standard economic assumptions are not applicable to the large proportion of Wexpro gas reserves that are managed, developed, produced and delivered to Questar Gas at cost of service. The SEC acknowledges this potential circumstance and provides that companies may give appropriate recognition to differences arising because of the effect of the rate-making process. Accordingly, in cases where differences arise because of the effect of the rate-making process, Wexpro uses a minimum-producing rate or maximum well-life limit to determine the ultimate quantity of reserves attributable to each well.

The Company annually reviews all proved undeveloped reserves to ensure an appropriate plan for development exists. All proved undeveloped reserves are converted to proved developed reserves within five years of the proved undeveloped reserve booking. At December, 2014, all of the Company's proved undeveloped reserves were scheduled to be developed within five years from the date such locations were initially disclosed as proved undeveloped reserves. Wexpro converted 7% of prior year-end proved undeveloped reserves to developed status in 2014, 42% in 2013 and 15% in 2012.

Revisions of prior estimates reflect the addition of new proved undeveloped reserves associated with current five-year development plans, revisions to prior proved undeveloped reserves, revisions to infill drilling development plans, as well as the transfer of proved undeveloped reserves to unproved reserve categories due to changes in development plans. The negative revisions reflected in the 2013 reserve estimates are due in part to an increase in well spacing in the Pinedale field based on 2013 drilling results. The negative revisions in 2014 are primarily due to the impact on proved undeveloped reserves from significant changes in the Company's five-year development plans based on the drop in natural gas and oil prices at the end of 2014.

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

Questar 2014 Form 10-K	103

Estimated quantities of proved gas and oil reserves are set forth below:

	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)
Proved Reserves
Balances at December 31, 2011	758.7	5,344	790.7
Revisions of previous estimates	(158.4)	(122)	(159.0)
Extensions and discoveries	154.4	1,612	164.0
Production	(57.5)	(665)	(61.5)
Balances at December 31, 2012	697.2	6,169	734.2
Revisions of previous estimates	(112.8)	(1,348)	(120.8)
Extensions and discoveries	153.5	857	158.6
Purchase of reserves in place	133.9	556	137.2
Production	(60.6)	(617)	(64.3)
Balances at December 31, 2013	811.2	5,617	844.9
Revisions of previous estimates	(220.2)	(442)	(222.7)
Extensions and discoveries	4.0	205	5.2
Purchase of reserves in place	35.9	157	36.8
Sale of reserves in place	(0.5)	(219)	(1.9)
Production	(64.3)	(587)	(67.8)
Balances at December 31, 2014	566.1	4,731	594.5

Proved Developed Reserves
Balances at December 31, 2011	491.2	4,420	517.7
Balances at December 31, 2012	523.9	4,967	553.7
Balances at December 31, 2013	560.0	4,384	586.3
Balances at December 31, 2014	552.9	4,678	581.0

Proved Undeveloped Reserves
Balances at December 31, 2011	267.5	924	273.0
Balances at December 31, 2012	173.3	1,202	180.5
Balances at December 31, 2013	251.2	1,233	258.6
Balances at December 31, 2014	13.2	53	13.5

Standardized Measure of Future Net Cash Flows Relating to Non-Cost-of-Service Proved Reserves
The above December 31, 2014 balance of total proved reserves includes 36.6 Bcfe of non-cost-of-service reserves associated with the December 2014 Canyon Creek acquisition. These reserves were not covered under any cost-of-service arrangement as of the filing of this Annual Report. In accordance with the Wexpro II Agreement, these properties must be submitted to the Commissions to be considered for Wexpro II treatment.

The standardized measure of future net cash flows applies only to non-cost-of-service reserves. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro agreements.

Future net cash flows were calculated at December 31, 2014 by applying prices used in estimating 2014 reserves. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

Questar 2014 Form 10-K	104

The assumptions used to derive the standardized measure of future net cash flows, including the 10% discount rate, are those required by accounting standards and do not necessarily reflect the Company's expectations. The usefulness of the standardized measure of future net cash flows is impaired because of the reliance on reserve estimates and production schedules that are inherently imprecise. Furthermore, information contained in the following disclosure may not represent realistic assessments of future cash flows, nor should the standardized measure of future net cash flows be viewed as representative of the current value of the Company's reserves.

Management considers a number of factors when making investment and operating decisions. These include estimates of probable and proved reserves and varying price and cost assumptions considered more representative of a range of anticipated economic conditions. The standardized measure of future net cash flows relating to non-cost-of-service proved reserves is presented in the table below:

December 31,
2014
(in millions)
Future cash inflows	$190.7
Future production costs	(65.9)
Future income tax expenses	(43.7)
Future net cash flows	81.1
10% annual discount for estimated timing of net cash flows	(34.4)
Standardized measure of discounted future net cash flows	$46.7

The principal sources of change in the standardized measure of future net cash flows relating to non-cost-of-service proved reserves are presented in the table below:

Year Ended December 31,
2014
(in millions)
Balance at beginning of year	$—
Net increase due to purchases of reserves in place	46.8
Sales of gas and oil produced during the period, net of production costs	(1.5)
Net change in prices and production costs related to future production	0.8
Accretion of discount	0.6
Net Change	46.7
Balance at end of year	$46.7

Questar 2014 Form 10-K	105

Financial Statement Schedules:

QUESTAR CORPORATION
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2014
Allowance for bad debts	$1.7	$1.7	$(1.7)	$1.7
Year Ended December 31, 2013
Allowance for bad debts	3.1	0.2	(1.6)	1.7
Year Ended December 31, 2012
Allowance for bad debts	3.2	1.2	(1.3)	3.1

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2014
Allowance for bad debts	$1.4	$1.7	$(1.7)	$1.4
Year Ended December 31, 2013
Allowance for bad debts	2.8	0.2	(1.6)	1.4
Year Ended December 31, 2012
Allowance for bad debts	2.9	1.1	(1.2)	2.8

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2014
Allowance for bad debts	$0.3	$—	$—	$0.3
Year Ended December 31, 2013
Allowance for bad debts	0.3	—	—	0.3
Year Ended December 31, 2012
Allowance for bad debts	0.3	0.1	(0.1)	0.3

Questar 2014 Form 10-K	106

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Questar, Questar Gas and Questar Pipeline have not changed their independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based on such evaluation, such officers have concluded that, as of December 31, 2014, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls
There were no changes in Questar's, Questar Gas's or Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Management's Assessment of Internal Control Over Financial Reporting
Questar's, Questar Gas's and Questar Pipeline's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Questar's, Questar Gas's and Questar Pipeline's management assessed the effectiveness of each company's internal control over financial reporting as of December 31, 2014. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) were used to make this assessment. We believe that Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting as of December 31, 2014, is effective based on those criteria.

The effectiveness of Questar's internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the following page:

Questar 2014 Form 10-K	107

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited Questar Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Questar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Questar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questar Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Questar Corporation and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 19, 2015

Questar 2014 Form 10-K	108

ITEM 9B.  OTHER INFORMATION.

There is no information to report in Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information requested in Item 10 concerning Questar's directors will be presented in the Company's definitive Proxy Statement for Questar's 2015 Annual Meeting of Shareholders (Proxy Statement) under the section entitled "Election of Directors" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission on or about April 17, 2015.

Information about the Company's executive officers can be found in Item 1 of Part I of this Annual Report.

Information concerning compliance with Section 16(a) of the Exchange Act will be presented in the Proxy Statement for Questar's 2015 annual meeting under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required to be furnished pursuant to Item 11 concerning executive compensation will be presented under the section entitled "Compensation Discussion and Analysis" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information requested in Item 12 concerning security ownership of certain beneficial owners, directors and officers will be presented in the Proxy Statement under the section entitled "Security Ownership, Directors, Officers and Principal Holders" and is incorporated herein by reference.

Finally, information concerning securities authorized for issuance under the Company's equity compensation plans as of December 31, 2014, will be presented in the Proxy Statement under the section entitled "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information requested in Item 13 concerning director independence and transactions involving the Company's directors and executive officers will be presented in the Proxy Statement under the section entitled “Board of Directors and Corporate Governance” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information requested in Item 14 concerning principal accountant fees and services for Questar, Questar Gas and Questar Pipeline will be presented in the Proxy Statement under the section entitled "Independent Auditor Fees" and is incorporated herein by reference.

Questar 2014 Form 10-K	109

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) and (c) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2015.

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

*Teresa Beck	Director
*R. D. Cash	Director
*Laurence M. Downes	Director
*Christopher A. Helms	Director
*James T. McManus II	Director
*Rebecca Ranich	Director
*Harris H. Simmons	Director
*Bruce A. Williamson	Director

February 19, 2015	*/s/ Ronald W. Jibson
Ronald W. Jibson, Attorney in Fact

Questar 2014 Form 10-K	110

Exhibit Index

Exhibit No.	Description

EXHIBIT 2 - PLAN OF ACQUISITION

Questar Corporation

2.1*
Wexpro Company, an affiliate of Questar Corporation, acquired an additional interest in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for about $52.5 million. (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed December 19, 2014)

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

4.5*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.6*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.7*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 and 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

Questar 2014 Form 10-K	111

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

10.3*[1]	Questar Corporation Deferred Compensation Wrap Plan, dated as of October 28, 2008 (Exhibit No. 10.24 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.4*[1]
Questar Corporation Long-Term Cash Incentive Plan, as amended and restated effective October 28, 2008 (Exhibit No. 10.14 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).

10.5*[1]	Form of Incentive Stock Option Agreement (Exhibit No. 99.6 to Current Report on Form 8-K filed February 17, 2009).

10.6*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.7*[1]	Terms and Conditions of Restricted Stock for shares granted to executives (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

Questar 2014 Form 10-K	112

10.8*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.9*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.10*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.11*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.12*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.13*[1]	Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.14*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Corporation's Current Report on Form 8-K filed September 18, 2012).

10.15*[1]	Amended and Restated Deferred Compensation Plan for Directors dated January 1, 2013 (Exhibit No. 10.25 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

10.16*[1]	Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to executives (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.17*[1]
Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to non-employee directors (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.18*	Amended and Restated Multi-Year Revolving Credit Agreement (Exhibit 10.1 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

10.19*	Form of Director Indemnification Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed May 14, 2013).

10.20*	Wexpro Acquisition (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed July 30, 2013).

10.21[1]
Second Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of July 30, 2013 (Exhibit 10.21 to Questar Corporation's Annual Report for the year ended December 31, 2014 on Form 10-K filed herewith).

10.22[1]
Third Amendment to Questar Corporation Deferred Compensation Wrap Plan, effective January 1, 2014 (Exhibit 10.22 to Questar Corporation's Annual Report for the year ended December 31, 2014 on Form 10-K filed herewith).

10.23*	Form of deferred Restricted Stock Agreement dated February 11, 2014, for non-employee directors (Exhibit No. 10.31 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

10.24*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 18, 2015 (Exhibit 10.3 to Questar Corporation's Current Report on Form 8-K filed February 19, 2015).

10.25*[1]	Form of Performance Share Award Agreement effective February 18, 2015 (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2015).

10.26[1]
Questar Corporation Annual Management Incentive Plan II, as amended and restated effective January 1, 2015. (Exhibit 10.26 to Questar Corporation's Annual Report for the year ended December 31, 2014 on Form 10-K filed herewith).

10.27*[1]	Form of Restricted Stock Unit Agreement dated February 18, 2015, for shares granted to executives (Exhibit No. 10.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2015).

10.28[1]
Questar Corporation Long-term Stock Incentive Plan, as amended and restated effective February 18, 2015. (Exhibit No. 10.28 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 filed herewith)

Questar Gas Company

Questar 2014 Form 10-K	113

10.29*
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

10.30*
Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Pipeline Company effective September 1, 1993 (Exhibit No. 10.11 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.31*
Amendment to Gas Gathering Agreement between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Questar Gas Management Company effective September 1, 1997 (Exhibit No. 10.12 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.32*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Gas Company's Current Report on Form 8-K filed September 18, 2012).

10.33*	Commitment to Borrow $150 Million of Long-Term Debt (Item 2.03 of Questar Gas Company's Current Report on Form 8-K filed July 19, 2013).

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company
12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation

21.1	Questar Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

Questar 2014 Form 10-K	114

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

Questar 2014 Form 10-K	115