Form 10-Q
period 2015-03-31
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2015-04-30
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of March 31, 2015.

Questar Corporation	without par value	175,712,882
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

FILING FORMAT
This Quarterly Report on Form 10-Q is a combined report being filed by three separate registrants: Questar Corporation (Questar or the Company), Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 8 to the accompanying financial statements for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

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

Questar 2015 Form 10-Q	2

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$374.8	$396.3	$939.4	$963.2
Wexpro	6.3	12.3	29.6	47.1
Questar Pipeline	46.8	48.0	189.0	189.2
Other	0.7	0.3	3.0	0.5
Total Revenues	428.6	456.9	1,161.0	1,200.0

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	131.8	148.2	169.9	234.4
Operating and maintenance	52.3	56.9	189.6	186.7
General and administrative	29.4	30.3	121.8	113.8
Production and other taxes	13.8	17.9	62.1	60.0
Depreciation, depletion and amortization	54.3	55.3	212.7	201.6
Abandonment and impairment	—	—	2.0	80.6
Total Operating Expenses	281.6	308.6	758.1	877.1
Net gain (loss) from asset sales	—	—	1.2	(0.2)
OPERATING INCOME	147.0	148.3	404.1	322.7
Interest and other income	1.4	1.8	6.2	8.7
Income from unconsolidated affiliate	0.9	0.9	3.5	3.7
Interest expense	(15.9)	(15.8)	(63.2)	(58.2)
INCOME BEFORE INCOME TAXES	133.4	135.2	350.6	276.9
Income taxes	(48.8)	(50.1)	(124.6)	(103.5)
NET INCOME	$84.6	$85.1	$226.0	$173.4

Earnings Per Common Share
Basic	$0.48	$0.48	$1.29	$0.98
Diluted	0.48	0.48	1.28	0.98
Weighted-average common shares outstanding
Used in basic calculation	176.2	175.7	176.0	175.6
Used in diluted calculation	176.5	176.1	176.3	176.1
Dividends per common share	$0.21	$0.18	$0.78	$0.72

See notes accompanying the financial statements

Questar 2015 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Net income	$84.6	$85.1	$226.0	$173.4
Other comprehensive income (loss):
Pension and other postretirement benefits	6.0	4.3	(95.2)	165.3
Interest rate cash flow hedge amortization	0.2	0.2	0.5	0.5
Change in fair value of long-term investment	—	—	—	(0.1)
Income taxes	(2.4)	(1.8)	36.3	(63.5)
Net other comprehensive income (loss)	3.8	2.7	(58.4)	102.2
COMPREHENSIVE INCOME	$88.4	$87.8	$167.6	$275.6

See notes accompanying the financial statements

Questar 2015 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2015	Mar. 31, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$4.8	$5.6	$32.0
Accounts receivable, net	104.5	130.6	118.1
Unbilled gas accounts receivable	41.5	56.3	93.7
Gas stored underground	12.4	6.9	43.7
Materials and supplies	28.7	25.0	30.4
Current regulatory assets	43.0	29.8	79.6
Prepaid expenses and other	8.7	7.5	11.2
Deferred income taxes - current	8.2	14.5	5.8
Total Current Assets	251.8	276.2	414.5
Property, Plant and Equipment	6,033.1	5,723.5	5,961.5
Accumulated depreciation, depletion and amortization	(2,277.2)	(2,121.6)	(2,226.0)
Net Property, Plant and Equipment	3,755.9	3,601.9	3,735.5
Investment in unconsolidated affiliate	24.5	25.2	24.7
Noncurrent regulatory assets	23.6	19.3	25.0
Other noncurrent assets	50.1	51.8	50.0
TOTAL ASSETS	$4,105.9	$3,974.4	$4,249.7

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$214.0	$157.0	$347.0
Accounts payable and accrued expenses	200.5	229.9	234.9
Current regulatory liabilities	5.2	17.2	13.4
Current portion of long-term debt and capital lease obligation	277.8	0.9	26.1
Total Current Liabilities	697.5	405.0	621.4
Long-term debt and capital lease obligation, less current portion	1,005.1	1,284.7	1,257.5
Deferred income taxes	716.6	712.6	715.6
Asset retirement obligations	75.0	68.6	69.3
Defined benefit pension plan and other postretirement benefits	155.7	108.5	185.7
Noncurrent regulatory liabilities	72.5	63.2	69.9
Customer contributions in aid of construction	28.0	32.0	29.2
Other noncurrent liabilities	57.2	43.6	54.9

COMMON SHAREHOLDERS' EQUITY
Common stock	477.6	465.7	476.8
Retained earnings	1,018.2	929.6	970.7
Accumulated other comprehensive (loss)	(197.5)	(139.1)	(201.3)
Total Common Shareholders' Equity	1,298.3	1,256.2	1,246.2
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,105.9	$3,974.4	$4,249.7
See notes accompanying the financial statements

Questar 2015 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$84.6	$85.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	56.2	57.2
Deferred income taxes	(3.8)	(1.2)
Share-based compensation	3.2	3.2
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.5	1.6
Changes in operating assets and liabilities	82.6	67.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	223.4	212.9

INVESTING ACTIVITIES
Property, plant and equipment	(66.1)	(69.7)
Questar Gas acquisition of gas distribution system	(11.4)	—
Cash used in disposition of assets	(0.6)	(0.9)
Proceeds from disposition of assets	0.2	—
NET CASH USED IN INVESTING ACTIVITIES	(77.9)	(70.6)

FINANCING ACTIVITIES
Common stock issued	1.3	0.5
Common stock repurchased	(3.6)	(2.8)
Change in short-term debt	(133.0)	(119.0)
Capital lease obligation repaid	(0.3)	(0.3)
Dividends paid	(37.1)	(31.6)
Tax benefits from share-based compensation	—	0.5
NET CASH USED IN FINANCING ACTIVITIES	(172.7)	(152.7)
Change in cash and cash equivalents	(27.2)	(10.4)
Beginning cash and cash equivalents	32.0	16.0
Ending cash and cash equivalents	$4.8	$5.6

See notes accompanying the financial statements

Questar 2015 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
REVENUES
From unaffiliated customers	$374.8	$396.3	$939.4	$963.2
From affiliated company	—	—	—	0.3
Total Revenues	374.8	396.3	939.4	963.5

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	233.6	254.6	583.8	614.6
Operating and maintenance	33.1	39.8	115.8	119.2
General and administrative	13.4	13.8	52.4	53.6
Depreciation and amortization	13.5	13.2	53.9	50.8
Other taxes	4.6	5.1	17.3	17.9
Total Operating Expenses	298.2	326.5	823.2	856.1
Net gain from asset sales	—	—	0.1	—
OPERATING INCOME	76.6	69.8	116.3	107.4
Interest and other income	1.1	1.3	5.7	5.2
Interest expense	(7.1)	(7.1)	(28.2)	(23.6)
INCOME BEFORE INCOME TAXES	70.6	64.0	93.8	89.0
Income taxes	(26.8)	(24.4)	(34.4)	(33.6)
NET INCOME	$43.8	$39.6	$59.4	$55.4

See notes accompanying the financial statements

Questar 2015 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2015	Mar. 31, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$1.4	$19.8
Notes receivable from Questar	—	30.6	—
Accounts receivable, net	81.2	102.6	66.4
Unbilled gas accounts receivable	41.5	56.3	93.7
Accounts receivable from affiliates	56.3	31.3	45.2
Gas stored underground	9.5	6.2	40.3
Materials and supplies	17.3	13.2	19.2
Current regulatory assets	42.1	24.0	78.3
Prepaid expenses and other	2.4	2.4	3.5
Deferred income taxes - current	—	2.9	—
Total Current Assets	250.3	270.9	366.4
Property, Plant and Equipment	2,400.7	2,230.0	2,352.3
Accumulated depreciation and amortization	(791.5)	(754.3)	(780.3)
Net Property, Plant and Equipment	1,609.2	1,475.7	1,572.0
Noncurrent regulatory assets	20.3	15.4	21.3
Other noncurrent assets	9.2	9.5	9.3
TOTAL ASSETS	$1,889.0	$1,771.5	$1,969.0

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$0.4	$—	$—
Notes payable to Questar	35.8	—	119.3
Accounts payable and accrued expenses	126.0	111.3	111.9
Accounts payable to affiliates	71.4	65.6	78.7
Dividends payable to Questar	—	—	9.0
Customer advances	9.5	7.2	29.4
Current regulatory liabilities	4.3	15.2	12.5
Deferred income taxes - current	3.9	—	6.3
Total Current Liabilities	251.3	199.3	367.1
Long-term debt	534.5	534.5	534.5
Deferred income taxes	377.5	340.6	377.5
Noncurrent regulatory liabilities	63.3	54.8	60.9
Customer contributions in aid of construction	28.0	32.0	29.2
Other noncurrent liabilities	2.8	3.1	2.8
COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	265.7	264.2	265.4
Retained earnings	342.9	320.0	308.6
Total Common Shareholder's Equity	631.6	607.2	597.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,889.0	$1,771.5	$1,969.0

See notes accompanying the financial statements

Questar 2015 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$43.8	$39.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.9	14.6
Deferred income taxes	(2.4)	(0.1)
Share-based compensation	0.3	0.3
Changes in operating assets and liabilities	80.0	45.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	136.6	99.7

INVESTING ACTIVITIES
Property, plant and equipment	(43.0)	(48.9)
Acquisition of gas distribution system	(11.4)	—
Cash used in disposition of assets	(0.5)	(0.9)
Proceeds from disposition of assets	0.1	—
NET CASH USED IN INVESTING ACTIVITIES	(54.8)	(49.8)

FINANCING ACTIVITIES
Change in notes receivable from Questar	—	(30.6)
Change in notes payable to Questar	(83.5)	(17.7)
Checks outstanding in excess of cash balances	0.4	—
Dividends paid to Questar	(18.5)	(9.0)
NET CASH USED IN FINANCING ACTIVITIES	(101.6)	(57.3)
Change in cash and cash equivalents	(19.8)	(7.4)
Beginning cash and cash equivalents	19.8	8.8
Ending cash and cash equivalents	$—	$1.4

See notes accompanying the financial statements

Questar 2015 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
REVENUES
From unaffiliated customers	$46.8	$48.0	$189.0	$189.2
From affiliated companies	19.4	19.3	73.8	76.5
Total Revenues	66.2	67.3	262.8	265.7

OPERATING EXPENSES
Operating and maintenance	10.1	9.3	40.1	38.1
General and administrative	10.5	10.3	39.1	40.9
Depreciation and amortization	14.0	13.6	54.9	55.0
Asset impairment	—	—	—	80.6
Other taxes	2.3	2.3	9.1	9.1
Cost of sales (excluding operating expenses shown separately)	1.9	1.7	4.2	6.6
Total Operating Expenses	38.8	37.2	147.4	230.3
Net (loss) from asset sales	—	—	(0.5)	—
OPERATING INCOME	27.4	30.1	114.9	35.4
Interest and other income	0.2	0.3	1.1	1.8
Income from unconsolidated affiliate	0.9	0.9	3.5	3.7
Interest expense	(6.6)	(6.5)	(26.2)	(25.8)
INCOME BEFORE INCOME TAXES	21.9	24.8	93.3	15.1
Income taxes	(8.0)	(9.1)	(34.5)	(7.0)
NET INCOME	$13.9	$15.7	$58.8	$8.1

See notes accompanying the financial statements

Questar 2015 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Net income	$13.9	$15.7	$58.8	$8.1
Other comprehensive income (loss):
Interest rate cash flow hedge amortization	0.2	0.2	0.5	0.5
Income taxes	(0.1)	(0.1)	(0.1)	(0.2)
Net other comprehensive income	0.1	0.1	0.4	0.3
COMPREHENSIVE INCOME	$14.0	$15.8	$59.2	$8.4

See notes accompanying the financial statements

Questar 2015 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2015	Mar. 31, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$6.1	$4.9	$7.4
Notes receivable from Questar	35.9	46.6	40.1
Accounts receivable, net	16.8	17.5	17.9
Accounts receivable from affiliates	44.3	33.8	39.2
Gas stored underground, at lower of average cost or market	2.9	0.7	3.4
Materials and supplies, at lower of average cost or market	7.1	7.5	6.9
Current regulatory assets	0.9	5.8	1.3
Prepaid expenses and other	3.6	2.8	4.3
Deferred income taxes - current	1.9	1.8	1.9
Total Current Assets	119.5	121.4	122.4
Property, Plant and Equipment	1,837.5	1,782.8	1,827.7
Accumulated depreciation and amortization	(687.9)	(640.6)	(673.9)
Net Property, Plant and Equipment	1,149.6	1,142.2	1,153.8
Investment in unconsolidated affiliate	24.5	25.2	24.7
Noncurrent regulatory and other assets	10.4	11.3	10.8
TOTAL ASSETS	$1,304.0	$1,300.1	$1,311.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$33.9	$38.7	$21.7
Accounts payable to affiliates	3.4	3.4	5.8
Dividends payable to Questar	—	—	16.0
Current regulatory liabilities	0.9	2.0	0.9
Current portion of long-term debt	25.1	—	25.1
Total Current Liabilities	63.3	44.1	69.5
Long-term debt, less current portion	433.7	458.8	433.7
Deferred income taxes	241.3	228.6	241.4
Noncurrent regulatory and other liabilities	16.0	15.9	15.9

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	351.9	350.1	351.4
Retained earnings	213.6	218.8	215.7
Accumulated other comprehensive (loss)	(22.4)	(22.8)	(22.5)
Total Common Shareholder's Equity	549.7	552.7	551.2
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,304.0	$1,300.1	$1,311.7

See notes accompanying the financial statements

Questar 2015 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$13.9	$15.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.5	14.1
Deferred income taxes	(0.2)	(0.1)
Share-based compensation	0.5	0.6
(Income) from unconsolidated affiliate	(0.9)	(0.9)
Distributions from unconsolidated affiliate and other	1.3	1.5
Changes in operating assets and liabilities	6.2	13.0
NET CASH PROVIDED BY OPERATING ACTIVITIES	35.3	43.9

INVESTING ACTIVITIES
Property, plant and equipment	(8.7)	(8.5)
Cash used in disposition of assets	(0.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(8.8)	(8.5)

FINANCING ACTIVITIES
Change in notes receivable from Questar	4.2	(17.2)
Dividends paid to Questar	(32.0)	(16.0)
NET CASH USED IN FINANCING ACTIVITIES	(27.8)	(33.2)
Change in cash and cash equivalents	(1.3)	2.2
Beginning cash and cash equivalents	7.4	2.7
Ending cash and cash equivalents	$6.1	$4.9

See notes accompanying the financial statements

Questar 2015 Form 10-Q	13

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

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and 12 months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain reclassifications were made to prior year information to conform to the current year presentation.

Questar and Questar Pipeline use the equity method to account for an investment in an unconsolidated affiliate where they do not have control, but have significant influence. The investment in the unconsolidated affiliate on the Condensed Consolidated Balance Sheets equals Questar Pipeline's proportionate share of equity reported by the unconsolidated affiliate. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Questar Pipeline's carrying value. When such a condition is deemed to be other-than-temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income. White River Hub, LLC, a limited liability company and FERC-regulated transporter of natural gas, is the sole unconsolidated affiliate. Questar Pipeline owns 50% of White River Hub, LLC, and is the operator.

In March 2015, Questar Gas purchased Eagle Mountain City's municipal natural gas system for $11.4 million. The city has over 6,500 natural gas customers and is one of Utah's fastest-growing areas.

Questar Gas obtains the majority of its gas supply from Wexpro's cost-of-service production and pays Wexpro an operator service fee based on the terms of the Wexpro Agreement and the Wexpro II Agreement (Wexpro agreements). Questar Gas also obtains transportation and storage services from Questar Pipeline. These intercompany revenues and expenses are eliminated in the Questar Consolidated Statements of Income by reducing revenues and cost of sales. The underlying costs of Wexpro's production and Questar Pipeline's transportation and storage services are disclosed in other categories in the Consolidated

Questar 2015 Form 10-Q	14

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

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Questar Gas
Gas purchases	$41.0	$92.7	$84.8	$176.0
Operator service fee	84.8	89.1	345.4	310.9
Transportation and storage	22.2	22.1	79.7	80.2
Gathering	5.4	4.9	21.5	19.1
Royalties	11.9	17.3	54.7	50.5
Storage (injection) withdrawal, net	30.9	33.0	(3.2)	3.4
Purchased-gas account adjustment	36.2	(5.6)	(4.0)	(30.3)
Other	1.2	1.1	4.9	4.8
Total Questar Gas cost of natural gas sold	233.6	254.6	583.8	614.6
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(104.0)	(108.2)	(419.2)	(387.0)
Total Questar Gas cost of natural gas sold - unaffiliated parties	129.6	146.4	164.6	227.6
Questar Pipeline
Total Questar Pipeline cost of sales	1.9	1.7	4.2	6.6
Other cost of sales	0.3	0.1	1.1	0.2
Total cost of sales	$131.8	$148.2	$169.9	$234.4

Note 3 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed restricted stock units (RSUs). Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividend equivalents and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends or dividend equivalents are participating securities for the computation of basic EPS under the two-class method. The application of the two-class method has an insignificant impact on the calculation of Questar's basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Weighted-average basic common shares outstanding	176.2	175.7	176.0	175.6
Potential number of shares issuable under the Company's LTSIP	0.3	0.4	0.3	0.5
Weighted-average diluted common shares outstanding	176.5	176.1	176.3	176.1

Questar 2015 Form 10-Q	15

Note 4 - Accumulated Other Comprehensive Income

Comprehensive income, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension and other postretirement benefit (OPB) costs are accrued, as the Company records interest expense for hedged interest payments and when the long-term investment is sold.

Details of the changes in the components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown in the tables below. The tables also disclose details of income taxes related to each component of OCI.

	Pension and OPB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPB	Interest rate cash flow hedges	Long-term invest.	Total
	3 Months Ended March 31,				3 Months Ended March 31,
	March 31, 2015				March 31, 2014
	(in millions)
AOCI at beginning of period	$(178.9)	$(22.5)	$0.1	$(201.3)	$(119.0)	$(22.9)	$0.1	$(141.8)
Reclassified from AOCI(1)	6.0	0.2	—	6.2	4.3	0.2	—	4.5
Income taxes
Reclassified from AOCI(2)	(2.3)	(0.1)	—	(2.4)	(1.7)	(0.1)	—	(1.8)
Net other comprehensive income	3.7	0.1	—	3.8	2.6	0.1	—	2.7
AOCI at end of period	$(175.2)	$(22.4)	$0.1	$(197.5)	$(116.4)	$(22.8)	$0.1	$(139.1)

	Pension and OPB	Interest rate cash flow hedges	Long-term invest.	Total	Pension and OPB	Interest rate cash flow hedges	Long-term invest.	Total
	12 Months Ended				12 Months Ended
	March 31, 2015				March 31, 2014
	(in millions)
AOCI at beginning of period	$(116.4)	$(22.8)	$0.1	$(139.1)	$(218.3)	$(23.1)	$0.1	$(241.3)
OCI before reclassifications	(113.6)	—	—	(113.6)	135.8	—	(0.1)	135.7
Reclassified from AOCI(1)	18.4	0.5	—	18.9	29.5	0.5	—	30.0
Income taxes
OCI before reclassifications	43.4	—	—	43.4	(51.9)	—	0.1	(51.8)
Reclassified from AOCI(2)	(7.0)	(0.1)	—	(7.1)	(11.5)	(0.2)	—	(11.7)
Total income taxes	36.4	(0.1)	—	36.3	(63.4)	(0.2)	0.1	(63.5)
Net other comprehensive income (loss)	(58.8)	0.4	—	(58.4)	101.9	0.3	—	102.2
AOCI at end of period	$(175.2)	$(22.4)	$0.1	$(197.5)	$(116.4)	$(22.8)	$0.1	$(139.1)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.
(2) Income tax reclassifications related to interest rate cash flow hedge amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.

Pension and other postretirement benefit AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for additional details.

Questar 2015 Form 10-Q	16

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

	3 Months Ended
	March 31,
	2015	2014
	(in millions)
AROs at beginning of year	$69.3	$67.7
Accretion	0.8	0.8
Liabilities incurred	0.1	0.4
Revisions in estimated cash flows	5.7	0.4
Liabilities settled	(0.9)	(0.7)
AROs at end of period	$75.0	$68.6

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

Note 6 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at March 31, 2015, March 31, 2014 or December 31, 2014. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. Questar did not have any such assets or liabilities at March 31, 2015, March 31, 2014 or December 31, 2014.

Questar 2015 Form 10-Q	17

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2015		Mar. 31, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$4.8	$4.8	$5.6	$5.6	$32.0	$32.0
Long-term investment	1	16.2	16.2	15.3	15.3	15.7	15.7
Financial liabilities
Short-term debt	1	214.0	214.0	157.0	157.0	347.0	347.0
Long-term debt, including current portion	2	1,244.8	1,396.3	1,246.6	1,357.5	1,245.2	1,356.1

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

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2015		Mar. 31, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$1.4	$1.4	$19.8	$19.8
Notes receivable from Questar	1	—	—	30.6	30.6	—	—
Financial liabilities
Checks outstanding in excess of cash balances	1	0.4	0.4	—	—	—	—
Notes payable to Questar	1	35.8	35.8	—	—	119.3	119.3
Long-term debt	2	534.5	629.0	534.5	588.9	534.5	607.2

The carrying amounts of notes receivable from and notes payable to Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar 2015 Form 10-Q	18

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Mar. 31, 2015		Mar. 31, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$6.1	$6.1	$4.9	$4.9	$7.4	$7.4
Notes receivable from Questar	1	35.9	35.9	46.6	46.6	40.1	40.1
Financial liabilities
Long-term debt, including current portion	2	458.8	515.1	458.8	509.4	458.8	495.5

The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

Note 7 - Derivatives and Hedging

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Condensed Consolidated Statements of Comprehensive Income and Note 4 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for the three and 12 months ended March 31, 2015 and March 31, 2014.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.6 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. As of March 31, 2015, the Company was not hedging any exposure to variability in future cash flows of forecasted transactions. There were no derivative assets or liabilities outstanding at March 31, 2015, March 31, 2014 or December 31, 2014.

Note 8 - Operations by Line of Business

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

Questar 2015 Form 10-Q	19

Following is a summary of operations by line of business:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$374.8	$396.3	$939.4	$963.2
Wexpro	6.3	12.3	29.6	47.1
Questar Pipeline	46.8	48.0	189.0	189.2
Other	0.7	0.3	3.0	0.5
Total	$428.6	$456.9	$1,161.0	$1,200.0

Revenues from Affiliated Companies
Questar Gas	$—	$—	$—	$0.3
Wexpro	84.8	89.1	346.0	311.1
Questar Pipeline	19.4	19.3	73.8	76.5
Total	$104.2	$108.4	$419.8	$387.9

Operating Income (Loss)
Questar Gas	$76.6	$69.8	$116.3	$107.4
Wexpro	41.7	48.5	176.5	176.4
Questar Pipeline	27.4	30.1	114.9	35.4
Corporate and other	1.3	(0.1)	(3.6)	3.5
Total	$147.0	$148.3	$404.1	$322.7

Net Income (Loss)
Questar Gas	$43.8	$39.6	$59.4	$55.4
Wexpro	27.7	31.8	118.7	116.1
Questar Pipeline	13.9	15.7	58.8	8.1
Corporate and other	(0.8)	(2.0)	(10.9)	(6.2)
Total	$84.6	$85.1	$226.0	$173.4

Note 9 - Employee Benefits

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan, as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2015 estimated net cost for the qualified pension plan is $18.9 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, or to the spouse upon death of the management employee, above the benefit limit defined by the Internal Revenue Service (IRS) for the qualified plan. The nonqualified pension plan is unfunded; benefits are paid from the Company's general funds. The 2015 estimated net cost for the nonqualified pension plan is $3.4 million.

Questar 2015 Form 10-Q	20

Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Service cost	$3.4	$3.0	$12.2	$13.4
Interest cost	8.1	8.4	33.1	31.2
Expected return on plan assets	(11.6)	(10.6)	(44.6)	(39.2)
Prior service cost	—	0.1	0.5	0.9
Recognized net actuarial loss	5.7	3.9	17.2	26.0
Net pension cost	$5.6	$4.8	$18.4	$32.3

The Company currently estimates a $2.2 million net cost for postretirement benefits other than pensions in 2015, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	0.9	1.0	3.7	3.7
Expected return on plan assets	(0.8)	(0.8)	(3.0)	(2.7)
Recognized net actuarial loss (gain)	0.3	0.3	0.7	2.6
Accretion of regulatory liability	0.2	0.2	0.8	0.5
Net postretirement benefit cost	$0.8	$0.9	$2.8	$4.8

Note 10 - Contingencies

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

Questar 2015 Form 10-Q	21

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

On December 2, 2014, the court issued a memorandum decision granting two motions for partial summary judgment for breach of contract filed by Questar Gas. The court found QEP Field Services Company breached the Gas Gathering Agreement by overcharging Questar Gas in its gathering rates. The court also denied two motions for partial summary judgment filed by QEP Field Services to reduce or limit contract damages. The court also denied cross-motions for partial summary judgment filed by both parties relating to another claim of breach of contract. The issues raised by the cross-motions, QEP Field Services’ counterclaim and damages on all claims are currently reserved for trial. Trial has been scheduled for September 8 through 18, 2015.

While Questar Gas intends to vigorously pursue its legal rights, the claims and counterclaims involve complex legal issues and uncertainties that make it difficult to predict the outcome of the case and therefore management cannot determine at this time whether this litigation may have a material adverse effect on its financial position, results of operations or cash flows.

In February 2015, a trial was held in the case of Rocky Mountain Resources and Robert N. Floyd v. QEP Energy Company and Wexpro Company, Ninth Judicial District, County of Sublette, State of Wyoming, Case No. 2011-7816. Plaintiffs allege they are entitled to a 4% overriding royalty interest (ORRI) in a so-called replacement state oil and gas lease ultimately assigned to Wexpro and QEP Energy Company (QEP) in the Pinedale Field. Wexpro and QEP believe the former state leases subject to the ORRI expired and a new lease was issued by the State of Wyoming unburdened by the 4% ORRI. A jury decision was reached on February 13, 2015, that awarded the Plaintiffs $14.1 million from Wexpro and $16.2 million from QEP. Wexpro and QEP plan to file an appeal of the case to the Wyoming Supreme Court. Wexpro has accrued its estimate of liability in the case. Any additional royalties will be recovered from Questar Gas’s customers.

Note 11 - Asset Impairments

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

Note 12 - Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The ASU simplifies the presentation of debt issuance costs by requiring that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance will be effective beginning January 1, 2016. Early adoption is permitted. The new guidance must be applied retrospectively to each prior period presented. The Company is currently evaluating the ASU's effect on its financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU replaces most of the existing revenue guidance with a single set of principles, including changes in recognition and disclosure requirements. The guidance will be effective beginning January 1, 2017. Early adoption is not permitted. The new guidance must be applied retrospectively to each prior period presented or via a cumulative effect upon the date of initial application. The Company is currently evaluating the ASU's effect on its financial position, results of operations or cash flows, as well as which transition approach it will take.

Questar 2015 Form 10-Q	22

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2014 Form 10-K and analyzes the changes in the results of operations between the three and 12 months ended March 31, 2015 and 2014. For definitions of commonly used terms found in this Quarterly Report, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2014 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2015	2014	Change	2015	2014	Change
	(in millions, except per-share amounts)
Questar Gas	$43.8	$39.6	$4.2	$59.4	$55.4	$4.0
Wexpro	27.7	31.8	(4.1)	118.7	116.1	2.6
Questar Pipeline(1)	13.9	15.7	(1.8)	58.8	8.1	50.7
Corporate and other	(0.8)	(2.0)	1.2	(10.9)	(6.2)	(4.7)
Net income	$84.6	$85.1	$(0.5)	$226.0	$173.4	$52.6
Add: after-tax asset impairment charge(1)	—	—	—	—	52.4	(52.4)
Adjusted earnings	$84.6	$85.1	$(0.5)	$226.0	$225.8	$0.2

Earnings per share - diluted	$0.48	$0.48	$—	$1.28	$0.98	$0.30
Add: diluted loss per share attributable to impairment(1)	—	—	—	—	0.29	(0.29)
Adjusted earnings per share - diluted	$0.48	$0.48	$—	$1.28	$1.27	$0.01

Weighted-average diluted shares	176.5	176.1	0.4	176.3	176.1	0.2

(1) Third quarter 2013 impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations because of the impairment charge's infrequent and nonrecurring nature (see Note 11).

QUESTAR GAS
Questar Gas reported net income of $43.8 million in the first quarter of 2015 compared to net income of $39.6 million in the first quarter of 2014. Net income was $59.4 million in the 12 months ended March 31, 2015, compared to $55.4 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2015 Form 10-Q	23

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income
Revenues
Residential and commercial sales	$356.2	$376.4	$(20.2)	$855.5	$886.8	$(31.3)
Industrial sales	6.1	6.7	(0.6)	29.3	28.1	1.2
Transportation for industrial customers	5.3	4.3	1.0	18.9	15.2	3.7
Service	1.4	1.5	(0.1)	4.7	4.9	(0.2)
Other	5.8	7.4	(1.6)	31.0	28.5	2.5
Total Revenues	374.8	396.3	(21.5)	939.4	963.5	(24.1)
Cost of natural gas sold	233.6	254.6	(21.0)	583.8	614.6	(30.8)
Margin	141.2	141.7	(0.5)	355.6	348.9	6.7
Other Operating Expenses
Operating and maintenance	33.1	39.8	(6.7)	115.8	119.2	(3.4)
General and administrative	13.4	13.8	(0.4)	52.4	53.6	(1.2)
Depreciation and amortization	13.5	13.2	0.3	53.9	50.8	3.1
Other taxes	4.6	5.1	(0.5)	17.3	17.9	(0.6)
Total Other Operating Expenses	64.6	71.9	(7.3)	239.4	241.5	(2.1)
Net gain from asset sales	—	—	—	0.1	—	0.1
OPERATING INCOME	76.6	69.8	6.8	116.3	107.4	8.9
Interest and other income	1.1	1.3	(0.2)	5.7	5.2	0.5
Interest expense	(7.1)	(7.1)	—	(28.2)	(23.6)	(4.6)
Income taxes	(26.8)	(24.4)	(2.4)	(34.4)	(33.6)	(0.8)
NET INCOME	$43.8	$39.6	$4.2	$59.4	$55.4	$4.0

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	37.1	43.9	(6.8)	91.2	105.7	(14.5)
Industrial sales	0.9	1.1	(0.2)	4.1	4.3	(0.2)
Transportation for industrial customers	17.6	20.5	(2.9)	78.4	68.1	10.3
Total industrial	18.5	21.6	(3.1)	82.5	72.4	10.1
Total deliveries	55.6	65.5	(9.9)	173.7	178.1	(4.4)
Natural gas revenue (per dth)
Residential and commercial sales	$9.59	$8.57	$1.02	$9.38	$8.39	$0.99
Industrial sales	7.24	6.63	0.61	7.29	6.67	0.62
Transportation for industrial customers	0.30	0.21	0.09	0.24	0.22	0.02
(Warmer) than normal temperatures	(24%)	(16%)	(8%)	(21%)	(8%)	(13%)
Temperature-adjusted usage per customer (dth)	45.2	50.0	(4.8)	104.1	110.4	(6.3)
Customers at March 31, (in thousands)	975	953	22

Margin Analysis
Questar Gas margin (revenues minus gas costs) decreased $0.5 million in the first quarter of 2015 compared to the first quarter of 2014, and increased $6.7 million in the 12 months ended March 31, 2015, compared to the 12 months ended March 31, 2014. Following is a summary of major changes in Questar Gas margin:

Questar 2015 Form 10-Q	24

	3 Months 2015 vs. 2014	12 Months 2015 vs. 2014
	(in millions)
Customer growth	$2.2	$5.0
Transportation	1.2	4.7
Change in general-service rates	10.9	20.5
Infrastructure-replacement cost recovery	(6.0)	(16.3)
Demand-side management cost recovery	(8.7)	(8.4)
Recovery of gas-cost portion of bad-debt costs	—	1.1
Other	(0.1)	0.1
Increase (decrease)	$(0.5)	$6.7

At March 31, 2015, Questar Gas served 975,155 customers, up 2.4% from 952,516 at March 31, 2014. The increase includes the purchase of Eagle Mountain City's natural gas system for $11.4 million on March 5, 2015. The acquisition added over 6,500 natural gas customers. The customer growth rate without the acquisition was 1.7%. Customer growth increased the margin by $2.2 million in the first quarter of 2015 and $5.0 million in the 12 months ended March 31, 2015.

Transportation service revenues increased the margin during the three- and 12-month periods ended March 31, 2015, due to higher deliveries for electric generation and new transportation rates.

Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%. Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. The Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014. Thereafter, Questar Gas was able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas margin from the infrastructure-replacement program was $6.0 million lower in the first quarter of 2015 than the first quarter of 2014, and $16.3 million lower in the 12 months ended March 31, 2015 compared to the 12 months ended March 31, 2014. The change in general service rates, excluding the infrastructure-replacement program, increased the margin by $10.9 million in the first quarter of 2015 and $20.5 million in the 12 months ended March 31, 2015.

In December 2014, Questar Gas held hearings on a general rate case in Wyoming. The Wyoming Public Service Commission (PSCW) ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates was effective March 1, 2015.

Lower recovery of demand-side management (DSM) costs decreased Questar Gas margin during the three- and 12-month periods ended March 31, 2015. DSM costs are incurred to promote energy conservation by customers. Changes in the margin contribution from DSM recovery revenues are offset by equivalent changes in program expenses.

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

Cost of Natural Gas Sold
Cost of natural gas sold decreased 8% in the first quarter of 2015, and decreased 5% in the 12 months ended March 31, 2015, compared to the same periods of 2014. The decreases in the three and 12 months ended March 31, 2015 were primarily due to lower volumes resulting from warmer weather. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2015, Questar Gas had a $3.0 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of amounts recovered from customers.

Questar 2015 Form 10-Q	25

Other Expenses
Operating and maintenance expenses decreased 17% in the first quarter of 2015, and decreased 3% in the 12 months ended March 31, 2015, compared to the same periods of 2014. These decreases included lower DSM costs of $8.7 million and $8.4 million for the three- and 12-month periods, respectively. The DSM costs are for the company's energy efficiency program and are recovered from customers through periodic rate changes. Excluding DSM charges, operating and maintenance expenses increased 9% in the first quarter of 2015 compared to the first quarter of 2014 and increased 6% in the 12 months ended March 31, 2015, compared to the prior year period. The first quarter increase was primarily due to higher employee-related costs. The 12 month increase was due to higher system integrity management costs and higher bad debt expense.

General and administrative expenses decreased 3% in the first quarter of 2015, and decreased 2% in the 12 months ended March 31, 2015, compared to the prior year period. The decreases were due to lower employee-related costs. Operating, maintenance, general and administrative expenses per customer, exclusive of DSM costs, were $143 in the 12 months ended March 31, 2015, compared to $142 in the 12 months ended March 31, 2014.

Other taxes were 10% lower in the first quarter and 3% lower in the 12 months ended March 31, 2015, compared to year-earlier periods. The variances were due primarily to changes in estimated property tax assessments.

Depreciation and amortization expense increased 2% in the first quarter and increased 6% in the 12 months ended March 31, 2015, compared to the 2014 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

WEXPRO
Wexpro reported net income of $27.7 million in the first quarter of 2015 compared to $31.8 million in the first quarter of 2014, a 13% decrease. Wexpro earned $118.7 million for the 12 months ended March 31, 2015, compared to $116.1 million for the year-earlier period.

Questar 2015 Form 10-Q	26

Following is a summary of Wexpro financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income
Revenues
Operator service fee	$84.5	$89.6	$(5.1)	$345.4	$311.0	$34.4
Oil and NGL sales	2.7	9.8	(7.1)	22.9	40.3	(17.4)
Natural gas sales and other	3.9	2.0	1.9	7.3	6.9	0.4
Total Revenues	91.1	101.4	(10.3)	375.6	358.2	17.4
Operating Expenses
Operating and maintenance	8.3	7.3	1.0	30.5	28.0	2.5
Gathering and other handling	0.4	0.4	—	0.4	1.2	(0.8)
General and administrative	9.1	7.8	1.3	33.9	29.2	4.7
Production and other taxes	6.2	10.1	(3.9)	33.7	31.2	2.5
Depreciation, depletion and amortization	25.2	27.3	(2.1)	98.4	91.7	6.7
Exploration	0.2	—	0.2	1.8	—	1.8
Abandonment and impairment	—	—	—	2.0	—	2.0
Oil and NGL income sharing	—	—	—	—	0.3	(0.3)
Total Operating Expenses	49.4	52.9	(3.5)	200.7	181.6	19.1
Net gain (loss) from asset sales	—	—	—	1.6	(0.2)	1.8
OPERATING INCOME	41.7	48.5	(6.8)	176.5	176.4	0.1
Interest and other income	0.4	0.3	0.1	1.2	4.1	(2.9)
Interest expense	—	—	—	(0.1)	(0.1)	—
Income taxes	(14.4)	(17.0)	2.6	(58.9)	(64.3)	5.4
NET INCOME	$27.7	$31.8	$(4.1)	$118.7	$116.1	$2.6

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	15.0	18.5	(3.5)	60.0	62.3	(2.3)
Natural gas - sales (Bcf)	1.2	0.4	0.8	1.6	1.8	(0.2)
Oil and NGL (Mbbl)	127	166	(39)	548	618	(70)
Natural gas average sales price (per Mcf)	$3.09	$4.68	$(1.59)	$3.41	$3.97	$(0.56)
Oil and NGL average sales price (per bbl)	$35.54	$84.60	$(49.06)	$68.76	$85.58	$(16.82)
Investment base at Mar. 31, (in millions)	$634.6	$687.7	$(53.1)

Revenues
Wexpro earned a 17.7% after-tax return on its average investment base for the 12 months ended March 31, 2015, compared to a return of 19.3% for the 12 months ended March 31, 2014. The decline in return was due to the addition of the Wexpro II investment, which earns a lower return on the acquisition cost. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital, deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement by the PSCU and PSCW (the Commissions). The investment base decreased by 8% in the 12 months ended March 31, 2015. The decrease was due to depreciation, depletion and amortization recorded during the period, offset by deferred income taxes and investment in commercial wells.

Questar 2015 Form 10-Q	27

Because of significantly lower market prices for natural gas, Wexpro has scaled back its gas development drilling program in 2015 and limited its investment to the completion of wells drilled in 2014. Wexpro has agreed to generally design its annual drilling program to provide cost-of-service production that is, on average, at or below the current 5-year Rockies-adjusted NYMEX price. Following is a summary of changes in the Wexpro investment base:

	12 Months Ended Mar. 31,
	2015	2014
	(in millions)
Beginning investment base	$687.7	$526.8
Property acquisitions	—	103.7
Successful development wells and related equipment	32.4	161.8
Depreciation, depletion and amortization	(93.5)	(86.1)
Change in deferred income taxes	8.0	(18.5)
Ending investment base	$634.6	$687.7

Wexpro produced 15.0 Bcf of cost-of-service natural gas for Questar Gas during the first quarter of 2015, down 19% from the first quarter of 2014. Wexpro produced 60.0 Bcf of cost-of-service gas in the 12 months ended March 31, 2015, compared to 62.3 Bcf in the 12 months ended March 31, 2014. The decline in production is a result of fewer wells completed in 2015. Wexpro natural gas production currently provides the majority of Questar Gas's annual supply requirements.

Revenues from oil and natural gas liquids (NGL) sales decreased 72% in the first quarter of 2015 and decreased 43% in the 12 months ended March 31, 2015, compared to the year-earlier periods. Volumes decreased because Wexpro sold certain oil properties and shut down production in the Brady field in 2014 (see Note 11). Market prices for oil and NGL were also significantly lower in the 2015 periods.

Expenses
Operating and maintenance expenses were up 14% in the first quarter and increased 9% for the12-month period ended March 31, 2015, compared to prior year periods. The increases were due largely to higher workover and labor costs. Increased costs and declining natural gas production resulted in lease operating expense per Mcfe of $0.49 in the first quarter of 2015 compared to $0.37 in the first quarter of 2014.

General and administrative expenses were higher in the three- and 12-month periods ended March 31, 2015, compared to prior year periods. The increases were due to higher employee and corporate allocated costs.

Production and other taxes were lower in the first quarter and increased for the 12 months ended March 31, 2015, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

Depreciation, depletion and amortization expense decreased 8% in the first quarter of 2015 and increased 7% in the 12 months ended March 31, 2015, compared to the 2014 periods. The decrease in the first quarter was due to lower production volumes and lower investment in natural gas properties, wells and facilities. The increase for the 12 months ended was due to higher investment in natural gas properties, wells and facilities.

In the third quarter of 2014, Wexpro sold its investment in the Spearhead Ranch and Powell Pressure Maintenance oil fields in central Wyoming. Wexpro recorded a gain of $1.5 million on this sale and credited $1.8 million back to Questar Gas customers through a reduction in the operator service fee, for a total gain of $3.3 million.

Acquisition of Producing Properties and Inclusion in Wexpro II
In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for approximately $52.4 million. Essentially, this is a "bolt-on" acquisition to the company's current Canyon Creek assets, which are governed by the 1981 Wexpro Agreement. Under the terms of the Wexpro II Agreement, this property must be submitted to the Commissions to be considered for cost-of-service treatment for the benefit of Questar Gas customers.

In September 2013, Wexpro acquired an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin. In the first quarter of 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014.

Questar 2015 Form 10-Q	28

QUESTAR PIPELINE
Questar Pipeline reported first quarter 2015 net income of $13.9 million, compared with net income of $15.7 million in the first quarter of 2014. Questar Pipeline earned $58.8 million and $8.1 million in the 12 months ended March 31, 2015 and 2014, respectively. The significantly lower earnings for the 12 months ended March 31, 2014 were due primarily to a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.
Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Mar. 31,			12 Months Ended Mar. 31,
	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income
Revenues
Transportation	$50.4	$49.4	$1.0	$196.6	$194.8	$1.8
Storage	9.5	9.6	(0.1)	37.4	37.2	0.2
NGL sales	0.6	2.0	(1.4)	5.5	8.7	(3.2)
Energy services	3.3	2.8	0.5	13.2	12.5	0.7
Natural gas sales	—	1.5	(1.5)	—	4.5	(4.5)
Other	2.4	2.0	0.4	10.1	8.0	2.1
Total Revenues	66.2	67.3	(1.1)	262.8	265.7	(2.9)
Operating Expenses
Operating and maintenance	10.1	9.3	0.8	40.1	38.1	2.0
General and administrative	10.5	10.3	0.2	39.1	40.9	(1.8)
Depreciation and amortization	14.0	13.6	0.4	54.9	55.0	(0.1)
Asset impairment	—	—	—	—	80.6	(80.6)
Other taxes	2.3	2.3	—	9.1	9.1	—
Cost of sales	1.9	1.7	0.2	4.2	6.6	(2.4)
Total Operating Expenses	38.8	37.2	1.6	147.4	230.3	(82.9)
Net (loss) from asset sales	—	—	—	(0.5)	—	(0.5)
OPERATING INCOME	27.4	30.1	(2.7)	114.9	35.4	79.5
Interest and other income	0.2	0.3	(0.1)	1.1	1.8	(0.7)
Income from unconsolidated affiliate	0.9	0.9	—	3.5	3.7	(0.2)
Interest expense	(6.6)	(6.5)	(0.1)	(26.2)	(25.8)	(0.4)
Income taxes	(8.0)	(9.1)	1.1	(34.5)	(7.0)	(27.5)
NET INCOME	$13.9	$15.7	$(1.8)	$58.8	$8.1	$50.7

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	172.3	169.7	2.6	724.0	741.3	(17.3)
For Questar Gas	41.3	46.2	(4.9)	111.3	113.8	(2.5)
Total transportation	213.6	215.9	(2.3)	835.3	855.1	(19.8)
Transportation revenue (per dth)	$0.24	$0.23	$0.01	$0.24	$0.23	$0.01
Net firm-daily transportation demand at Mar. 31, (in Mdth)	5,244	5,068	176
Natural gas processing
NGL sales (Mbbl)	29	32	(3)	125	148	(23)
NGL average sales price (per bbl)	$21.19	$62.18	$(40.99)	$44.46	$58.53	$(14.07)

Questar 2015 Form 10-Q	29

Revenues
As of March 31, 2015, Questar Pipeline had net firm transportation contracts of 5,244 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,068 Mdth per day as of March 31, 2014. Transportation contracts and revenues increased in 2015 primarily due to new volumes for electric generation. Firm contract volumes associated with these expansions were partially offset by contract terminations.

Questar Pipeline earns significant revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 6.3 years. White River Hub’s contracts have a weighted-average remaining life of 11.1 years.

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

Questar Pipeline has three primary sources of NGL revenue. These sources include two major regulated processing facilities and an unregulated subsidiary that provides third-party processing services.

Regulated processing facilities at Clay Basin condition gas to meet pipeline gas-quality specifications. These facilities are part of an agreement that allows Questar Pipeline to recover any shortfall between the NGL revenues and the cost of service for conditioning the gas. Other processing facilities on Questar Pipeline’s transmission system are not subject to the Clay Basin gas processing agreement.

NGL sales decreased 70% in the first quarter of 2015 and decreased 37% in the 12 months ended March 31, 2015 compared to the prior year periods. The primary driver of the first quarter decrease was a 66% reduction in net realized price per barrel. For the 12 months ended March 31, 2015, volumes fell 16% primarily due to upstream processing, and the net realized price per barrel fell 24%.

Energy services revenue was 18% higher in the first quarter of 2015, and 6% higher in the 12 months ended March 31, 2015 when compared to 2014 due to higher demand for products and services.

Periodically, Questar Pipeline sells natural gas to settle gas imbalances. Generally, revenue received from the sale of natural gas approximates cost.

Other revenues increased in the three- and 12-month periods ended March 31, 2015, due to receipt of incentive payments under renegotiated processing agreements to manage gas interchangeability on Questar Pipeline’s system and recovery of cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses increased 9% in the first quarter of 2015 and increased 5% in the 12 months ended March 31, 2015, compared to the corresponding 2014 periods. The increases were largely driven by higher maintenance and employee-related costs.

General and administrative expenses increased 2% in the first quarter of 2015, and decreased 4% in the 12 months ended March 31, 2015, compared to the 2014 periods. The first quarter increase was due to higher employee-related costs. The 12-month decrease was primarily due to lower employee-related and communication expenses. Operating, maintenance, general and administrative expenses per dth transported were $0.10 in the first quarter of 2015 compared to $0.09 for the first quarter of 2014. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation and amortization expense increased 3% in the first quarter and was essentially flat in the 12 months ended March 31, 2015, compared to the 2014 periods. The slight increase for the quarter resulted from higher property, plant and equipment.

Questar 2015 Form 10-Q	30

Cost of sales in the first quarter of 2015 included a $1.4 million lower-of-cost-or-market adjustment to the value of natural gas inventory.

Questar Southern Trails Pipeline
Questar Pipeline and its partner, a unit of Spectra Energy, continue development work on the Inland California Express (ICE) project to potentially recommission the 96-mile western segment of its Southern Trails Pipeline to transport crude oil from Whitewater to Long Beach, California. Questar Pipeline is working to optimize the rail terminal design prior to finalizing the acquisition of a preferred site to offload up to 120,000 barrels per day of crude oil into the pipeline for delivery to refineries in Southern California. Once the preferred site is secured, Questar Pipeline will complete preliminary engineering and submit conditional land-use applications. The partners continue to market the project despite the recent decline in crude prices and the volatility of basis differentials between Brent and West Texas Intermediate crude prices.

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

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. In 2014, the company had five CNG stations in operation: Houston, Desoto and Dallas, Texas; and Topeka and Kansas City, Kansas. In the first quarter of 2015, Questar Fueling opened an additional station in Salt Lake City, Utah. The company is planning and developing other stations along major transportation corridors in Arizona, California, Colorado, Nevada and Texas. Questar Fueling net losses included in other consolidated results are presented below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Questar Fueling net loss	$(0.6)	$(0.3)	$(1.5)	$(0.9)

Income Taxes
Questar's effective combined federal and state income tax rate was 36.6% in the first quarter of 2015 compared to 37.1% in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities increased 5% in the first quarter of 2015 compared to the first quarter of 2014 due primarily to cash received from customers for gas supply costs in excess of actual costs incurred. Net cash provided by operating activities is presented below:

	3 Months Ended
	2015	2014	Change
	(in millions)
Net income	$84.6	$85.1	$(0.5)
Noncash adjustments to net income	56.2	59.9	(3.7)
Changes in operating assets and liabilities	82.6	67.9	14.7
Net cash provided by operating activities	$223.4	$212.9	$10.5

Questar 2015 Form 10-Q	31

Investing Activities
Capital expenditures for the first quarter of 2015 and 2014 and a forecast for calendar year 2015 are presented below:

	3 Months Ended		Forecast 12 Months Ending December 31,
	2015	2014	2015
	(in millions)
Questar Gas	$54.4	$48.9	$215
Wexpro	10.2	6.9	80
Questar Pipeline	8.7	8.5	50
Corporate and other	4.2	5.4	25
Total capital expenditures, including acquisitions	$77.5	$69.7	$370

Questar Gas's 2015 capital-spending forecast of about $215 million includes investments for distribution-system upgrades, expansions, infrastructure replacements and expenditures to provide service to approximately 24,000 additional customers, including about 6,500 new Eagle Mountain customers. Wexpro expects to spend about $80 million in 2015 for developmental gas drilling and property acquisitions. Questar Pipeline's 2015 capital-spending forecast is about $50 million, primarily for system upgrades and maintenance.

Financing Activities
In the first quarter of 2015, the Company reduced short-term debt by $133.0 million from the excess of net cash provided by operating activities over net cash used in investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at March 31, 2015, with no amounts borrowed. Commercial paper outstanding amounted to $214.0 million at March 31, 2015, compared with $157.0 million a year earlier. Availability under the revolving credit facility is reduced by outstanding commercial paper amounts, resulting in net availability under the facility of $536.0 million at March 31, 2015.

Questar Corporation has $250.0 million of long-term notes maturing in February 2016, which Questar plans to refinance in late 2015 or early 2016. Additionally, Questar Pipeline has $25.1 million of long-term debt maturing in October 2015.

The Company believes current credit commitments are adequate for its working capital and short-term financing requirements during 2015. The Company also believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

At March 31, 2015, combined short-term debt, long-term debt and capital lease obligation were 54% and equity was 46% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued under Company incentive plans. Questar made no repurchases under this program in the first quarter of 2015 or 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk is disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there were no material changes in quantitative and qualitative disclosures about market risk.

Questar 2015 Form 10-Q	32

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	the risk factors discussed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014;

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in energy commodity prices;

•	changes in industry trends;

•	actions of regulators;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the internet site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on such evaluation, such officers have concluded that, as of March 31, 2015, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2015 Form 10-Q	33

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Note 10 to the financial statements included in Item 1 of Part I of this Quarterly Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the first quarter of 2015. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 January 1, 2015 through January 31, 2015	17,765	$26.24	—	1,000,000
Month #2 February 1, 2015 through February 28, 2015	44,356	$25.01	—	1,000,000
Month #3 March 1, 2015 through March 31, 2015	110,010	$23.27	—	1,000,000
Total	172,131	$24.03	—

(1) There were 17,765 shares purchased in Month #1, 44,356 shares purchased in Month #2 and 110,010 shares purchased in month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

ITEM 6.  EXHIBITS.

The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

Questar 2015 Form 10-Q	34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

April 30, 2015	/s/ Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar

April 30, 2015	/s/ Craig C. Wagstaff Craig C. Wagstaff President, Questar Gas

April 30, 2015	/s/ Micheal G. Dunn Micheal G. Dunn President, Questar Pipeline

April 30, 2015	/s/ Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2015 Form 10-Q	35

Exhibit Index

Exhibit No.	Description

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2015 Form 10-Q	36