Form 10-Q
period 2015-09-30
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2015-11-05
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of September 30, 2015.

Questar Corporation	without par value	174,846,306
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$89.3	$100.7	$605.8	$642.0	$924.7	$979.4
Wexpro	6.4	9.4	22.8	29.5	28.9	42.6
Questar Pipeline	45.0	47.3	138.3	143.4	185.1	190.6
Other	1.6	0.5	3.3	1.2	4.7	1.4
Total Revenues	142.3	157.9	770.2	816.1	1,143.4	1,214.0

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(52.6)	(42.3)	70.2	81.6	174.9	210.1
Operating and maintenance	38.6	40.5	131.4	139.9	185.7	193.1
General and administrative	26.5	24.7	83.3	84.2	121.8	113.9
Production and other taxes	12.7	16.8	39.3	53.4	52.1	65.6
Depreciation, depletion and amortization	55.0	50.8	162.9	162.9	213.7	214.3
Abandonment and impairment	—	—	0.1	2.0	0.1	2.0
Total Operating Expenses	80.2	90.5	487.2	524.0	748.3	799.0
Net gain from asset sales	0.2	1.5	1.6	1.6	1.2	1.3
OPERATING INCOME	62.3	68.9	284.6	293.7	396.3	416.3
Interest and other income	1.3	2.0	4.2	5.0	5.8	5.7
Income from unconsolidated affiliate	0.9	0.9	2.8	2.7	3.6	3.6
Interest expense	(15.7)	(15.7)	(47.4)	(47.3)	(63.2)	(61.5)
INCOME BEFORE INCOME TAXES	48.8	56.1	244.2	254.1	342.5	364.1
Income taxes	(16.2)	(17.5)	(86.4)	(90.1)	(122.2)	(132.0)
NET INCOME	$32.6	$38.6	$157.8	$164.0	$220.3	$232.1

Earnings Per Common Share
Basic	$0.18	$0.22	$0.89	$0.93	$1.25	$1.32
Diluted	0.18	0.22	0.89	0.93	1.25	1.32
Weighted-average common shares outstanding
Used in basic calculation	176.2	175.8	176.3	175.8	176.2	175.7
Used in diluted calculation	176.3	176.1	176.5	176.1	176.4	176.0
Dividends per common share	$0.21	$0.19	$0.63	$0.56	$0.82	$0.74

See notes accompanying the financial statements

Questar 2015 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Net income	$32.6	$38.6	$157.8	$164.0	$220.3	$232.1
Other comprehensive income (loss):
Pension and other postretirement benefits	6.7	3.7	18.7	12.5	(90.7)	156.6
Interest rate cash flow hedge amortization	0.1	0.1	0.5	0.4	0.6	0.5
Commodity cash flow hedge	0.5	—	0.2	—	0.2	—
Income taxes	(2.9)	(1.3)	(7.5)	(4.9)	34.3	(60.2)
Net other comprehensive income (loss)	4.4	2.5	11.9	8.0	(55.6)	96.9
COMPREHENSIVE INCOME	$37.0	$41.1	$169.7	$172.0	$164.7	$329.0

See notes accompanying the financial statements

Questar 2015 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2015	Sept. 30, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$7.3	$32.0
Accounts receivable, net	62.3	57.3	118.1
Unbilled gas accounts receivable	11.2	12.8	93.7
Gas stored underground	75.1	69.3	43.7
Materials and supplies	29.6	25.2	30.4
Current regulatory assets	89.9	84.2	79.6
Prepaid expenses and other	8.2	6.3	11.2
Deferred income taxes - current	—	14.7	5.8
Total Current Assets	276.3	277.1	414.5
Property, Plant and Equipment	6,129.9	5,852.3	5,961.5
Accumulated depreciation, depletion and amortization	(2,313.9)	(2,185.2)	(2,226.0)
Net Property, Plant and Equipment	3,816.0	3,667.1	3,735.5
Investment in unconsolidated affiliate	24.5	24.9	24.7
Noncurrent regulatory assets	22.7	18.6	25.0
Other noncurrent assets	47.9	50.2	50.0
TOTAL ASSETS	$4,187.4	$4,037.9	$4,249.7

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$2.8	$—	$—
Short-term debt	305.0	234.0	347.0
Accounts payable and accrued expenses	225.9	225.4	234.9
Current regulatory liabilities	3.3	11.0	13.4
Deferred income taxes - current	2.8	—	—
Current portion of long-term debt and capital lease obligation	276.8	1.0	26.1
Total Current Liabilities	816.6	471.4	621.4
Long-term debt and capital lease obligation, less current portion	1,004.4	1,283.3	1,257.5
Deferred income taxes	730.9	718.5	715.6
Asset retirement obligations	71.0	69.2	69.3
Defined benefit pension plan and other postretirement benefits	119.3	73.3	185.7
Noncurrent regulatory liabilities	77.4	67.9	69.9
Customer contributions in aid of construction	26.0	29.6	29.2
Other noncurrent liabilities	48.5	45.4	54.9

COMMON SHAREHOLDERS' EQUITY
Common stock	465.4	471.5	476.8
Retained earnings	1,017.3	941.6	970.7
Accumulated other comprehensive (loss)	(189.4)	(133.8)	(201.3)
Total Common Shareholders' Equity	1,293.3	1,279.3	1,246.2
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,187.4	$4,037.9	$4,249.7
See notes accompanying the financial statements

Questar 2015 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$157.8	$164.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	168.3	169.1
Deferred income taxes	16.5	1.4
Abandonment and impairment	0.1	2.0
Share-based compensation	8.7	8.5
Net (gain) from asset sales	(1.6)	(1.6)
(Income) from unconsolidated affiliate	(2.8)	(2.7)
Distributions from unconsolidated affiliate and other	3.9	4.1
Changes in operating assets and liabilities	13.1	17.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	364.0	362.5

INVESTING ACTIVITIES
Property, plant and equipment	(213.7)	(235.3)
Questar Gas acquisition of gas distribution system	(11.4)	—
Cash used in disposition of assets	(2.8)	(2.6)
Proceeds from disposition of assets	2.0	9.4
NET CASH USED IN INVESTING ACTIVITIES	(225.9)	(228.5)

FINANCING ACTIVITIES
Common stock issued	2.5	1.0
Common stock repurchased	(21.4)	(3.8)
Change in short-term debt	(42.0)	(42.0)
Checks outstanding in excess of cash balances	2.8	—
Capital lease obligation repaid	(1.0)	(0.7)
Dividends paid	(111.2)	(98.5)
Tax benefits from share-based compensation	0.2	1.3
NET CASH USED IN FINANCING ACTIVITIES	(170.1)	(142.7)
Change in cash and cash equivalents	(32.0)	(8.7)
Beginning cash and cash equivalents	32.0	16.0
Ending cash and cash equivalents	$—	$7.3

See notes accompanying the financial statements

Questar 2015 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
REVENUES	$89.3	$100.7	$605.8	$642.0	$924.7	$979.4

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	44.4	56.8	362.0	398.6	568.2	625.0
Operating and maintenance	22.4	22.7	80.3	88.8	114.0	123.8
General and administrative	12.9	12.3	39.1	39.0	52.9	53.0
Depreciation and amortization	13.8	13.5	40.9	40.3	54.2	53.1
Other taxes	4.7	4.8	14.4	14.7	17.5	17.3
Total Operating Expenses	98.2	110.1	536.7	581.4	806.8	872.2
Net gain from asset sales	—	—	—	0.1	—	0.1
OPERATING INCOME (LOSS)	(8.9)	(9.4)	69.1	60.7	117.9	107.3
Interest and other income	1.3	1.7	3.6	4.3	5.2	5.6
Interest expense	(7.0)	(7.1)	(21.2)	(21.2)	(28.2)	(26.8)
INCOME (LOSS) BEFORE INCOME TAXES	(14.6)	(14.8)	51.5	43.8	94.9	86.1
Income taxes	5.8	5.7	(19.3)	(16.6)	(34.7)	(32.9)
NET INCOME (LOSS)	$(8.8)	$(9.1)	$32.2	$27.2	$60.2	$53.2

See notes accompanying the financial statements

Questar 2015 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2015	Sept. 30, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$19.8
Accounts receivable, net	38.7	27.6	66.4
Unbilled gas accounts receivable	10.9	12.8	93.7
Accounts receivable from affiliates	67.5	44.7	45.2
Gas stored underground	68.9	66.8	40.3
Materials and supplies	18.2	14.0	19.2
Current regulatory assets	89.9	82.6	78.3
Prepaid expenses and other	2.7	2.6	3.5
Deferred income taxes - current	—	3.0	—
Total Current Assets	296.8	254.1	366.4
Property, Plant and Equipment	2,515.6	2,315.1	2,352.3
Accumulated depreciation and amortization	(806.2)	(770.4)	(780.3)
Net Property, Plant and Equipment	1,709.4	1,544.7	1,572.0
Noncurrent regulatory assets	19.3	14.4	21.3
Other noncurrent assets	9.0	9.3	9.3
TOTAL ASSETS	$2,034.5	$1,822.5	$1,969.0

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$3.4	$2.1	$—
Notes payable to Questar	180.0	90.8	119.3
Accounts payable and accrued expenses	110.0	91.8	111.9
Accounts payable to affiliates	71.4	52.2	78.7
Dividends payable to Questar	—	—	9.0
Customer advances	35.3	23.2	29.4
Current regulatory liabilities	0.5	10.4	12.5
Deferred income taxes - current	14.8	—	6.3
Total Current Liabilities	415.4	270.5	367.1
Long-term debt	534.5	534.5	534.5
Deferred income taxes	387.0	348.5	377.5
Noncurrent regulatory liabilities	67.7	59.1	60.9
Customer contributions in aid of construction	26.0	29.6	29.2
Other noncurrent liabilities	2.2	2.8	2.8
COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	266.4	264.9	265.4
Retained earnings	312.3	289.6	308.6
Total Common Shareholder's Equity	601.7	577.5	597.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$2,034.5	$1,822.5	$1,969.0

See notes accompanying the financial statements

Questar 2015 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$32.2	$27.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.0	44.2
Deferred income taxes	18.0	7.7
Share-based compensation	1.0	1.0
Net (gain) from asset sales	—	(0.1)
Changes in operating assets and liabilities	24.1	2.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	120.3	82.6

INVESTING ACTIVITIES
Property, plant and equipment	(153.2)	(138.2)
Acquisition of gas distribution system	(11.4)	—
Cash used in disposition of assets	(2.3)	(2.2)
Proceeds from disposition of assets	0.2	0.8
NET CASH USED IN INVESTING ACTIVITIES	(166.7)	(139.6)

FINANCING ACTIVITIES
Change in notes payable to Questar	60.7	73.1
Checks outstanding in excess of cash balances	3.4	2.1
Dividends paid to Questar	(37.5)	(27.0)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26.6	48.2
Change in cash and cash equivalents	(19.8)	(8.8)
Beginning cash and cash equivalents	19.8	8.8
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2015 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
REVENUES
From unaffiliated customers	$45.0	$47.3	$138.3	$143.4	$185.1	$190.6
From affiliated companies	17.6	17.7	54.8	54.7	73.8	76.6
Total Revenues	62.6	65.0	193.1	198.1	258.9	267.2

OPERATING EXPENSES
Operating and maintenance	8.9	10.8	27.9	29.3	37.9	39.7
General and administrative	9.0	8.9	30.0	28.7	40.2	39.0
Depreciation and amortization	13.3	13.5	41.0	40.7	54.8	54.0
Other taxes	2.1	2.4	6.5	7.1	8.5	9.0
Cost of sales (excluding operating expenses shown separately)	0.6	0.6	2.3	3.0	3.3	6.4
Total Operating Expenses	33.9	36.2	107.7	108.8	144.7	148.1
Net gain (loss) from asset sales	0.1	—	0.1	—	(0.4)	—
OPERATING INCOME	28.8	28.8	85.5	89.3	113.8	119.1
Interest and other income	0.1	0.3	0.5	0.7	1.0	1.3
Income from unconsolidated affiliate	0.9	0.9	2.8	2.7	3.6	3.6
Interest expense	(6.6)	(6.5)	(19.7)	(19.6)	(26.2)	(25.9)
INCOME BEFORE INCOME TAXES	23.2	23.5	69.1	73.1	92.2	98.1
Income taxes	(8.0)	(8.6)	(24.8)	(26.8)	(33.6)	(36.0)
NET INCOME	$15.2	$14.9	$44.3	$46.3	$58.6	$62.1

See notes accompanying the financial statements

Questar 2015 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Net income	$15.2	$14.9	$44.3	$46.3	$58.6	$62.1
Other comprehensive income (loss):
Interest rate cash flow hedge amortization	0.1	0.1	0.5	0.4	0.6	0.5
Commodity cash flow hedge	0.5	—	0.2	—	0.2	—
Income taxes	(0.3)	—	(0.4)	(0.1)	(0.4)	(0.2)
Net other comprehensive income	0.3	0.1	0.3	0.3	0.4	0.3
COMPREHENSIVE INCOME	$15.5	$15.0	$44.6	$46.6	$59.0	$62.4

See notes accompanying the financial statements

Questar 2015 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2015	Sept. 30, 2014	Dec. 31, 2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.1	$0.4	$7.4
Notes receivable from Questar	48.2	35.2	40.1
Accounts receivable, net	16.5	17.3	17.9
Accounts receivable from affiliates	47.6	37.8	39.2
Gas stored underground, at lower of average cost or market	6.2	2.5	3.4
Materials and supplies, at lower of average cost or market	6.9	6.9	6.9
Current regulatory assets	—	1.6	1.3
Prepaid expenses and other	1.4	1.7	4.3
Deferred income taxes - current	1.9	1.8	1.9
Total Current Assets	129.8	105.2	122.4
Property, Plant and Equipment	1,850.9	1,824.0	1,827.7
Accumulated depreciation and amortization	(706.7)	(662.9)	(673.9)
Net Property, Plant and Equipment	1,144.2	1,161.1	1,153.8
Investment in unconsolidated affiliate	24.5	24.9	24.7
Noncurrent regulatory and other assets	10.3	11.4	10.8
TOTAL ASSETS	$1,308.8	$1,302.6	$1,311.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$28.0	$41.1	$21.7
Accounts payable to affiliates	11.5	3.6	5.8
Dividends payable to Questar	—	—	16.0
Current regulatory liabilities	2.8	0.6	0.9
Current portion of long-term debt	25.1	—	25.1
Total Current Liabilities	67.4	45.3	69.5
Long-term debt, less current portion	433.6	458.8	433.7
Deferred income taxes	241.9	230.0	241.4
Noncurrent regulatory and other liabilities	16.5	16.1	15.9

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	353.0	351.0	351.4
Retained earnings	212.0	217.4	215.7
Accumulated other comprehensive (loss)	(22.2)	(22.6)	(22.5)
Total Common Shareholder's Equity	549.4	552.4	551.2
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,308.8	$1,302.6	$1,311.7

See notes accompanying the financial statements

Questar 2015 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended Sept. 30,
	2015	2014
	(in millions)
OPERATING ACTIVITIES
Net income	$44.3	$46.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.8	42.5
Deferred income taxes	0.2	1.3
Share-based compensation	1.6	1.5
Net (gain) from asset sales	(0.1)	—
(Income) from unconsolidated affiliate	(2.8)	(2.7)
Distributions from unconsolidated affiliate and other	3.5	3.8
Changes in operating assets and liabilities	4.7	4.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	94.2	97.0

INVESTING ACTIVITIES
Property, plant and equipment	(28.0)	(45.3)
Cash used in disposition of assets	(0.5)	(0.4)
Proceeds from disposition of assets	0.1	0.2
NET CASH USED IN INVESTING ACTIVITIES	(28.4)	(45.5)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(8.1)	(5.8)
Dividends paid to Questar	(64.0)	(48.0)
NET CASH USED IN FINANCING ACTIVITIES	(72.1)	(53.8)
Change in cash and cash equivalents	(6.3)	(2.3)
Beginning cash and cash equivalents	7.4	2.7
Ending cash and cash equivalents	$1.1	$0.4

See notes accompanying the financial statements

Questar 2015 Form 10-Q	13

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

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, nine and 12 months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In March 2015, Questar Gas purchased Eagle Mountain City's municipal natural gas system for $11.4 million. The city has over 6,500 natural gas customers.

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

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Questar Gas
Gas purchases	$0.3	$0.1	$43.5	$96.7	$83.3	$169.6
Operator service fee	80.7	82.3	241.0	265.8	324.9	345.2
Transportation and storage	18.1	18.1	58.4	58.8	79.2	80.3
Gathering	5.7	4.5	16.7	14.2	23.5	19.4
Royalties	7.6	14.9	26.4	50.5	36.0	62.4
Storage (injection),net	(42.8)	(39.0)	(28.6)	(27.6)	(2.1)	(10.3)
Purchased-gas account adjustment	(26.4)	(25.3)	0.9	(63.4)	18.5	(46.5)
Other	1.2	1.2	3.7	3.6	4.9	4.9
Total Questar Gas cost of natural gas sold	44.4	56.8	362.0	398.6	568.2	625.0
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(98.2)	(99.9)	(295.4)	(320.6)	(398.2)	(422.0)
Total Questar Gas cost of natural gas sold - unaffiliated parties	(53.8)	(43.1)	66.6	78.0	170.0	203.0
Questar Pipeline
Total Questar Pipeline cost of sales	0.6	0.6	2.3	3.0	3.3	6.4
Other cost of sales	0.6	0.2	1.3	0.6	1.6	0.7
Total cost of sales	$(52.6)	$(42.3)	$70.2	$81.6	$174.9	$210.1

Note 3 - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, which includes vested undistributed restricted stock units (RSUs) and vested undistributed deferred RSUs. Diluted EPS includes the potential increase in the number of outstanding shares that could result from the exercise of in-the-money stock options, the vesting of RSUs with forfeitable dividend equivalents and the distribution of performance shares that are part of the Company's Long-Term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends or dividend equivalents are participating securities for the computation of basic EPS under the two-class method. The application of the two-class method has an insignificant impact on the calculation of Questar's basic and diluted EPS. A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Weighted-average basic common shares outstanding	176.2	175.8	176.3	175.8	176.2	175.7
Potential number of shares issuable under the Company's LTSIP	0.1	0.3	0.2	0.3	0.2	0.3
Weighted-average diluted common shares outstanding	176.3	176.1	176.5	176.1	176.4	176.0

Questar 2015 Form 10-Q	15

Note 4 - Accumulated Other Comprehensive Income

Comprehensive income, as reported in Questar's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI). OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate and commodity-based cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension and other postretirement benefit (OPB) costs are accrued, as the Company records interest expense for hedged interest payments, as the Company reaches settlement of commodity-based hedges and when the long-term investment is sold.

Details of the changes in the components of consolidated accumulated other comprehensive income (loss) (AOCI), net of income taxes, as reported in Questar's Condensed Consolidated Balance Sheets, are shown in the tables below. The tables also disclose details of income taxes related to each component of OCI.

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
3 Months Ended September 30, 2015
	(in millions)
AOCI at beginning of period	$(171.4)	$(22.3)	$(0.2)	$0.1	$(193.8)
OCI before reclassifications	—	—	0.5	—	0.5
Reclassified from AOCI(1)	6.7	0.1	—	—	6.8
Income taxes
OCI before reclassifications	—	—	(0.2)	—	(0.2)
Reclassified from AOCI(2)	(2.6)	(0.1)	—	—	(2.7)
Total income taxes	(2.6)	(0.1)	(0.2)	—	(2.9)
Net other comprehensive income	4.1	—	0.3	—	4.4
AOCI at end of period	$(167.3)	$(22.3)	$0.1	$0.1	$(189.4)

	Pension and OPB	Interest rate cash flow hedges	Long-term investment	Total
3 Months Ended September 30, 2014
	(in millions)
AOCI at beginning of period	$(113.7)	$(22.7)	$0.1	$(136.3)
Reclassified from AOCI(1)	3.7	0.1	—	3.8
Income taxes
Reclassified from AOCI(2)	(1.3)	—	—	(1.3)
Total income taxes	(1.3)	—	—	(1.3)
Net other comprehensive income	2.4	0.1	—	2.5
AOCI at end of period	$(111.3)	$(22.6)	$0.1	$(133.8)

Questar 2015 Form 10-Q	16

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
9 Months Ended September 30, 2015
	(in millions)
AOCI at beginning of period	$(178.9)	$(22.5)	$—	$0.1	$(201.3)
OCI before reclassifications	—	—	0.2	—	0.2
Reclassified from AOCI(1)	18.7	0.5	—	—	19.2
Income taxes
OCI before reclassifications	—	—	(0.1)	—	(0.1)
Reclassified from AOCI(2)	(7.1)	(0.3)	—	—	(7.4)
Total income taxes	(7.1)	(0.3)	(0.1)	—	(7.5)
Net other comprehensive income	11.6	0.2	0.1	—	11.9
AOCI at end of period	$(167.3)	$(22.3)	$0.1	$0.1	$(189.4)

	Pension and OPB	Interest rate cash flow hedges	Long-term investment	Total
9 Months Ended September 30, 2014
	(in millions)
AOCI at beginning of period	$(119.0)	$(22.9)	$0.1	$(141.8)
Reclassified from AOCI(1)	12.5	0.4	—	12.9
Income taxes
Reclassified from AOCI(2)	(4.8)	(0.1)	—	(4.9)
Total income taxes	(4.8)	(0.1)	—	(4.9)
Net other comprehensive income	7.7	0.3	—	8.0
AOCI at end of period	$(111.3)	$(22.6)	$0.1	$(133.8)

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

Comprehensive income, as reported in Questar Pipeline's Condensed Consolidated Statements of Comprehensive Income, is the sum of net income as reported in the Questar Pipeline Consolidated Statements of Income and net OCI. OCI includes interest rate and commodity-based cash flow hedges and the related income taxes. Income or loss is recognized as the company records interest expense for hedged interest payments and as the company reaches settlement of commodity-based hedges. Disclosures above regarding interest rate and commodity-based cash flow hedges, including related income taxes and income statement reclassification effects, apply to Questar Pipeline.

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

Questar 2015 Form 10-Q	17

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

	9 Months Ended
	September 30,
	2015	2014
	(in millions)
AROs at beginning of year	$69.3	$67.7
Accretion	2.5	2.5
Liabilities incurred	0.6	0.7
Revisions in estimated cash flows	5.7	0.4
Liabilities settled	(7.1)	(2.1)
AROs at end of period	$71.0	$69.2

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

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2015		Sept. 30, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$7.3	$7.3	$32.0	$32.0
Long-term investment	1	14.0	14.0	15.8	15.8	15.7	15.7
Financial liabilities
Checks outstanding in excess of cash balances	1	2.8	2.8	—	—	—	—
Short-term debt	1	305.0	305.0	234.0	234.0	347.0	347.0
Long-term debt, including current portion	2	1,243.8	1,323.5	1,245.7	1,364.0	1,245.2	1,356.1

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

Questar 2015 Form 10-Q	18

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2015		Sept. 30, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$19.8	$19.8
Financial liabilities
Checks outstanding in excess of cash balances	1	3.4	3.4	2.1	2.1	—	—
Notes payable to Questar	1	180.0	180.0	90.8	90.8	119.3	119.3
Long-term debt	2	534.5	588.7	534.5	602.8	534.5	607.2

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

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		Sept. 30, 2015		Sept. 30, 2014		Dec. 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$1.1	$1.1	$0.4	$0.4	$7.4	$7.4
Notes receivable from Questar	1	48.2	48.2	35.2	35.2	40.1	40.1
Financial liabilities
Long-term debt, including current portion	2	458.7	484.1	458.8	505.0	458.8	495.5

The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

Note 7 - Derivatives and Hedging

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Condensed Consolidated Statements of Comprehensive Income and Note 4 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for the three and nine months ended September 30, 2015 and September 30, 2014.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the

Questar 2015 Form 10-Q	19

Consolidated Statements of Income in the next 12 months. There was a $0.2 million derivative asset at September 30, 2015, and no derivative assets or liabilities outstanding at September 30, 2014 or December 31, 2014.

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

Following is a summary of operations by line of business:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$89.3	$100.7	$605.8	$642.0	$924.7	$979.4
Wexpro	6.4	9.4	22.8	29.5	28.9	42.6
Questar Pipeline	45.0	47.3	138.3	143.4	185.1	190.6
Other	1.6	0.5	3.3	1.2	4.7	1.4
Total	$142.3	$157.9	$770.2	$816.1	$1,143.4	$1,214.0

Revenues from Affiliated Companies
Wexpro	$80.7	$82.3	$241.1	$266.3	$325.1	$345.9
Questar Pipeline	17.6	17.7	54.8	54.7	73.8	76.6
Total	$98.3	$100.0	$295.9	$321.0	$398.9	$422.5

Operating Income (Loss)
Questar Gas	$(8.9)	$(9.4)	$69.1	$60.7	$117.9	$107.3
Wexpro	40.7	47.2	124.2	141.5	166.0	187.3
Questar Pipeline	28.8	28.8	85.5	89.3	113.8	119.1
Corporate and other	1.7	2.3	5.8	2.2	(1.4)	2.6
Total	$62.3	$68.9	$284.6	$293.7	$396.3	$416.3

Net Income (Loss)
Questar Gas	$(8.8)	$(9.1)	$32.2	$27.2	$60.2	$53.2
Wexpro	26.9	31.1	82.5	93.0	112.3	121.4
Questar Pipeline	15.2	14.9	44.3	46.3	58.6	62.1
Corporate and other	(0.7)	1.7	(1.2)	(2.5)	(10.8)	(4.6)
Total	$32.6	$38.6	$157.8	$164.0	$220.3	$232.1

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

Questar 2015 Form 10-Q	20

estimated net cost for the qualified pension plan is $19.0 million. This cost does not include any costs of pension settlement accounting. Questar expects to record noncash settlement accounting costs in the fourth quarter of 2015 because the pension plan has settled benefits for some terminated vested employees and is offering lump-sum benefits to retirees starting benefits on or after January 1, 2015. The amount of the settlement accounting costs has not yet been determined. The projected 2015 qualified pension plan funding is $69.0 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, above the benefit limit defined by the Internal Revenue Service (IRS) for the qualified plan. The nonqualified pension plan is unfunded; benefits are paid from the Company's general funds. The 2015 estimated net cost for the nonqualified pension plan is $3.9 million.

Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$3.7	$2.9	$10.5	$8.9	$13.4	$12.4
Interest cost	8.3	8.3	24.5	25.0	32.9	32.6
Expected return on plan assets	(12.3)	(11.4)	(35.6)	(32.7)	(46.5)	(42.2)
Prior service cost	0.1	0.1	0.1	0.4	0.3	0.7
Recognized net actuarial loss	6.3	3.7	17.7	11.6	21.5	18.8
Net pension cost	$6.1	$3.6	$17.2	$13.2	$21.6	$22.3

The Company currently estimates a $2.1 million net cost for postretirement benefits other than pensions in 2015, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost	$0.1	$0.2	$0.4	$0.5	$0.5	$0.6
Interest cost	0.8	0.9	2.6	2.9	3.5	3.8
Expected return on plan assets	(0.7)	(0.8)	(2.3)	(2.3)	(3.0)	(3.0)
Recognized net actuarial loss (gain)	0.3	(0.1)	0.9	0.5	1.1	1.3
Accretion of regulatory liability	0.3	0.2	0.7	0.6	0.9	0.6
Net postretirement benefit cost	$0.8	$0.4	$2.3	$2.2	$3.0	$3.3

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

Questar 2015 Form 10-Q	21

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

On December 2, 2014, the court issued a memorandum decision granting two motions for partial summary judgment for breach of contract filed by Questar Gas. The court found QEP Field Services Company breached the Gas Gathering Agreement by overcharging Questar Gas in its gathering rates. The court also denied two motions for partial summary judgment filed by QEP Field Services to reduce or limit contract damages. The court also denied cross-motions for partial summary judgment filed by both parties relating to another claim of breach of contract. The issues raised by the cross-motions, QEP Field Services’ counterclaim and damages on all claims are currently reserved for trial. Trial has been scheduled for April 2016.

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

Note 11 - Asset Impairments

During the second quarter of 2014, Wexpro recorded a pre-tax abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field. Wexpro concluded that the field had reached the end of its productive life because it was no longer economical to produce natural gas and oil. In the second quarter of 2015, Wexpro sold its share of the Brady field and recognized a gain of $1.4 million.

Note 12 - Accounting Developments

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). This update adds SEC staff guidance to the Codification that the SEC staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The guidance was issued in response to questions that arose after the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, in April 2015. The Company is currently evaluating the ASU's effect on its financial position.

Questar 2015 Form 10-Q	22

In August 2015, the FASB issued ASU 2015-14. This update defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which the FASB issued in May of 2014, by one year. ASU 2014-09 replaces most of the existing revenue guidance with a single set of principles, including changes in recognition and disclosure requirements. The revised effective date will be January 1, 2018 and early adoption is permitted beginning January 1, 2017. The new guidance must be applied retrospectively for each prior period presented or via a cumulative effect upon the date of initial application. The Company is currently evaluating the ASU's effect on its financial position, results of operations or cash flows, as well as which transition approach it will take.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). The ASU states that inventory should be measured at the lower of cost and net realizable value. The guidance will be effective beginning January 1, 2017 and will be applied prospectively. The Company is currently evaluating the ASU's effect on its financial position, results of operations and cash flows.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (Topic 820). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and it removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance will be effective beginning January 1, 2016 and early adoption is permitted. The new guidance must be applied retrospectively to all periods presented. The Company is currently evaluating the ASU's effect on its disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The ASU simplifies the presentation of debt issuance costs by requiring that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance will be effective beginning January 1, 2016 and early adoption is permitted. The new guidance must be applied retrospectively for each prior period presented. The Company is currently evaluating the ASU's effect on its financial position.

Questar 2015 Form 10-Q	23

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2014 Form 10-K and analyzes the changes in the results of operations between the three, nine and 12 months ended September 30, 2015 and 2014. For definitions of commonly used terms found in this Quarterly Report, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2014 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions, except per-share amounts)
Questar Gas	$(8.8)	$(9.1)	$0.3	$32.2	$27.2	$5.0	$60.2	$53.2	$7.0
Wexpro	26.9	31.1	(4.2)	82.5	93.0	(10.5)	112.3	121.4	(9.1)
Questar Pipeline	15.2	14.9	0.3	44.3	46.3	(2.0)	58.6	62.1	(3.5)
Corporate and other	(0.7)	1.7	(2.4)	(1.2)	(2.5)	1.3	(10.8)	(4.6)	(6.2)
Net income	$32.6	$38.6	$(6.0)	$157.8	$164.0	$(6.2)	$220.3	$232.1	$(11.8)
Earnings per share - diluted	$0.18	$0.22	$(0.04)	$0.89	$0.93	$(0.04)	$1.25	$1.32	$(0.07)
Weighted-average diluted shares	176.3	176.1	0.2	176.5	176.1	0.4	176.4	176.0	0.4

QUESTAR GAS
Questar Gas reported a net loss of $8.8 million in the third quarter of 2015 compared to a net loss of $9.1 million in the third quarter of 2014. Questar Gas net income was $32.2 million in the first nine months of 2015 compared to $27.2 million in the first nine months of 2014. Net income was $60.2 million in the 12 months ended September 30, 2015, compared to $53.2 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2015 Form 10-Q	24

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income (Loss)
Revenues
Residential and commercial sales	$73.8	$79.5	$(5.7)	$554.9	$580.3	$(25.4)	$850.3	$897.1	$(46.8)
Industrial sales	4.5	6.7	(2.2)	16.9	20.4	(3.5)	26.4	28.3	(1.9)
Transportation for industrial customers	5.5	4.6	0.9	15.5	13.2	2.3	20.2	17.1	3.1
Service	1.0	1.0	—	3.7	3.8	(0.1)	4.7	4.8	(0.1)
Other	4.5	8.9	(4.4)	14.8	24.3	(9.5)	23.1	32.1	(9.0)
Total Revenues	89.3	100.7	(11.4)	605.8	642.0	(36.2)	924.7	979.4	(54.7)
Cost of natural gas sold	44.4	56.8	(12.4)	362.0	398.6	(36.6)	568.2	625.0	(56.8)
Margin	44.9	43.9	1.0	243.8	243.4	0.4	356.5	354.4	2.1
Other Operating Expenses
Operating and maintenance	22.4	22.7	(0.3)	80.3	88.8	(8.5)	114.0	123.8	(9.8)
General and administrative	12.9	12.3	0.6	39.1	39.0	0.1	52.9	53.0	(0.1)
Depreciation and amortization	13.8	13.5	0.3	40.9	40.3	0.6	54.2	53.1	1.1
Other taxes	4.7	4.8	(0.1)	14.4	14.7	(0.3)	17.5	17.3	0.2
Total Other Operating Expenses	53.8	53.3	0.5	174.7	182.8	(8.1)	238.6	247.2	(8.6)
Net gain from asset sales	—	—	—	—	0.1	(0.1)	—	0.1	(0.1)
OPERATING INCOME (LOSS)	(8.9)	(9.4)	0.5	69.1	60.7	8.4	117.9	107.3	10.6
Interest and other income	1.3	1.7	(0.4)	3.6	4.3	(0.7)	5.2	5.6	(0.4)
Interest expense	(7.0)	(7.1)	0.1	(21.2)	(21.2)	—	(28.2)	(26.8)	(1.4)
Income taxes	5.8	5.7	0.1	(19.3)	(16.6)	(2.7)	(34.7)	(32.9)	(1.8)
NET INCOME (LOSS)	$(8.8)	$(9.1)	$0.3	$32.2	$27.2	$5.0	$60.2	$53.2	$7.0

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	7.4	7.4	—	58.4	65.8	(7.4)	90.6	105.3	(14.7)
Industrial sales	0.8	1.0	(0.2)	2.6	3.1	(0.5)	3.8	4.3	(0.5)
Transportation for industrial customers	20.4	21.9	(1.5)	56.8	60.5	(3.7)	77.6	79.1	(1.5)
Total industrial	21.2	22.9	(1.7)	59.4	63.6	(4.2)	81.4	83.4	(2.0)
Total deliveries	28.6	30.3	(1.7)	117.8	129.4	(11.6)	172.0	188.7	(16.7)
Natural gas revenue (per dth)
Residential and commercial sales	$9.87	$10.70	$(0.83)	$9.49	$8.82	$0.67	$9.38	$8.52	$0.86
Industrial sales	6.13	6.59	(0.46)	6.66	6.51	0.15	7.34	6.65	0.69
Transportation for industrial customers	0.27	0.21	0.06	0.27	0.22	0.05	0.26	0.22	0.04
(Warmer) than normal temperatures	(60%)	(60%)	—	(23%)	(17%)	(6%)	(21%)	(9%)	(12%)
Temperature-adjusted usage per customer (dth)	7.2	7.1	0.1	67.2	74.3	(7.1)	101.8	111.3	(9.5)
Customers at Sept. 30, (in thousands)	981	955	26

Questar 2015 Form 10-Q	25

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $1.0 million in the third quarter of 2015 compared to the third quarter of 2014, increased $0.4 million in the first nine months of 2015 compared to the first nine months of 2014 and increased $2.1 million in the 12 months ended September 30, 2015, compared to the 12 months ended September 30, 2014. Following is a summary of major changes in Questar Gas margin:

	3 Months 2015 vs. 2014	9 Months 2015 vs. 2014	12 Months 2015 vs. 2014
	(in millions)
Customer growth	$0.9	$4.8	$6.7
Transportation	0.8	2.3	3.4
Infrastructure-replacement cost recovery	0.3	(5.2)	(12.0)
Change in general-service rates	0.2	11.5	18.3
Natural gas vehicle revenues	(0.2)	(0.6)	0.6
Energy-efficiency program cost recovery	(0.8)	(11.7)	(14.1)
Other	(0.2)	(0.7)	(0.8)
Increase	$1.0	$0.4	$2.1

At September 30, 2015, Questar Gas served 981,348 customers, up 2.8% from 954,754 at September 30, 2014. The increase includes the purchase of Eagle Mountain City's natural gas system for $11.4 million on March 5, 2015. The acquisition added over 6,500 natural gas customers. The customer growth rate without the acquisition was 2.1%. Customer growth increased the margin by $0.9 million in the third quarter of 2015, $4.8 million in the first nine months of 2015 and $6.7 million in the 12 months ended September 30, 2015.

Transportation service revenues increased the margin during the three-, nine- and 12-month periods ended September 30, 2015 due to higher rates more than offsetting the declining transportation volumes.

Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%. Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. The Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014. Thereafter, Questar Gas was able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas margin from the infrastructure-replacement program was $0.3 million higher in the third quarter of 2015 than the third quarter of 2014, $5.2 million lower in the first nine months of 2015 and $12.0 million lower in the 12 months ended September 30, 2015 compared to the 12 months ended September 30, 2014.

In December 2014, Questar Gas held hearings on a general rate case in Wyoming. The Wyoming Public Service Commission (PSCW) ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates was effective March 1, 2015.

As described above in the Utah and Wyoming rate cases, the change in general-service rates, excluding the infrastructure-replacement program, increased the margin by $0.2 million in the third quarter of 2015, $11.5 million in the first nine months of 2015 and $18.3 million in the 12 months ended September 30, 2015 when compared to the same prior year periods.

Natural gas vehicle revenues decreased the margin during the three-, and nine-month periods ended September 30, 2015 due to lower volumes because of competing fuel prices. The margin increased in the 12-month period ended September 30, 2015 due to fuel tax credits offsetting the impact of lower volumes.

Lower recovery of energy-efficiency program costs decreased Questar Gas margin during the three-, nine- and 12-month periods ended September 30, 2015. Energy-efficiency program costs are incurred to promote energy conservation by customers. Changes in the margin contribution from energy-efficiency program revenues are offset by equivalent changes in program expenses.

Questar 2015 Form 10-Q	26

Questar Gas benefits from a conservation enabling (revenue decoupling) tariff. Under this tariff, Questar Gas is allowed to earn a specified revenue for each general-service customer per month. Differences between the allowed revenue and the amount billed to customers are recovered from customers or refunded to customers through future rate changes. Because of this tariff, changes in usage per customer do not impact the company's margin. In addition, a weather-normalization adjustment of customer bills offsets the revenue impact of temperature variations.

Cost of Natural Gas Sold
Cost of natural gas sold decreased 22% in the third quarter of 2015, 9% in the first nine months of 2015 and 9% in the 12 months ended September 30, 2015, compared to the same periods of 2014. The decreases in the three, nine and 12 months ended September 30, 2015 were primarily due to lower volumes resulting from warmer weather. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of September 30, 2015, Questar Gas had a $38.5 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of amounts recovered from customers.

Other Expenses
Operating and maintenance expenses decreased 1% in the third quarter of 2015, 10% in the first nine months of 2015 and 8% in the 12 months ended September 30, 2015, compared to the same periods of 2014. These decreases included lower energy-efficiency program costs of $0.8 million, $11.7 million and $14.1 million for the three-, nine- and 12-month periods, respectively. The energy-efficiency program costs are for the company's energy-efficiency program and are recovered from customers through periodic rate changes. Excluding energy-efficiency program charges, operating and maintenance expenses increased 2% in the third quarter of 2015, 5% in the first nine months of 2015 and 5% in the 12 months ended September 30, 2015, compared to the prior year periods. The increases were primarily due to higher employee-related costs. The 12 month increase was also due to higher system integrity management costs.

General and administrative expenses, including medical and pension related costs, increased 5% in the quarter ended September 30, 2015, compared to the same quarter 2014 and were essentially flat for the nine- and 12-month periods ended September 30, 2015, compared to the prior year periods. Operating, maintenance, general and administrative expenses per customer, exclusive of energy-efficiency program costs, were $143 in both the 12 months ended September 30, 2015 and the 12 months ended September 30, 2014.

Other taxes were 2% lower in both the third quarter and the first nine months of 2015 and essentially flat in the 12 months ended September 30, 2015, compared to year-earlier periods.

Depreciation and amortization expense increased 2% in the third quarter 2015 as well as the 12 months ended September 30, 2015 while the first nine months of 2015 increased 1% compared to the 2014 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

WEXPRO
Wexpro reported net income of $26.9 million in the third quarter of 2015 compared to $31.1 million in the third quarter of 2014, a 14% decrease. Wexpro earned $82.5 million in the first nine months of 2015 compared to $93.0 million in the first nine months of 2014. Wexpro earned $112.3 million for the 12 months ended September 30, 2015, compared to $121.4 million for the year-earlier period.

Questar 2015 Form 10-Q	27

Following is a summary of Wexpro financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income
Revenues
Operator service fee	$80.9	$82.6	$(1.7)	$240.0	$266.0	$(26.0)	$324.5	$345.0	$(20.5)
Oil and NGL sales	2.7	7.3	(4.6)	9.1	25.5	(16.4)	13.6	35.5	(21.9)
Natural gas sales	3.3	0.1	3.2	10.3	2.5	7.8	11.5	6.2	5.3
Other	0.2	1.7	(1.5)	4.5	1.8	2.7	4.4	1.8	2.6
Total Revenues	87.1	91.7	(4.6)	263.9	295.8	(31.9)	354.0	388.5	(34.5)
Operating Expenses
Operating and maintenance	6.3	6.9	(0.6)	20.4	21.1	(0.7)	28.8	28.2	0.6
Gathering and other handling	0.4	—	0.4	1.2	0.4	0.8	1.2	1.0	0.2
General and administrative	8.1	7.5	0.6	26.1	23.6	2.5	35.1	31.0	4.1
Production and other taxes	5.4	9.2	(3.8)	16.9	30.5	(13.6)	24.0	37.8	(13.8)
Depreciation, depletion and amortization	26.2	22.4	3.8	75.9	78.2	(2.3)	98.2	102.4	(4.2)
Exploration	0.1	—	0.1	0.6	—	0.6	2.2	—	2.2
Abandonment and impairment	—	—	—	0.1	2.0	(1.9)	0.1	2.0	(1.9)
Total Operating Expenses	46.5	46.0	0.5	141.2	155.8	(14.6)	189.6	202.4	(12.8)
Net gain from asset sales	0.1	1.5	(1.4)	1.5	1.5	—	1.6	1.2	0.4
OPERATING INCOME	40.7	47.2	(6.5)	124.2	141.5	(17.3)	166.0	187.3	(21.3)
Interest and other income	0.1	0.3	(0.2)	0.9	0.7	0.2	1.3	1.5	(0.2)
Interest expense	—	—	—	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Income taxes	(13.9)	(16.4)	2.5	(42.5)	(49.2)	6.7	(54.8)	(67.4)	12.6
NET INCOME	$26.9	$31.1	$(4.2)	$82.5	$93.0	$(10.5)	$112.3	$121.4	$(9.1)

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	14.6	15.4	(0.8)	43.9	51.6	(7.7)	55.8	67.3	(11.5)
Natural gas - sales (Bcf)	1.2	0.1	1.1	3.6	0.6	3.0	3.8	1.6	2.2
Oil and NGL (Mbbl)	118	145	(27)	351	454	(103)	484	613	(129)
Natural gas average sales price (per Mcf)	$2.90	$4.54	$(1.64)	$2.87	$4.49	$(1.62)	$2.99	$4.04	$(1.05)
Oil and NGL average sales price (per bbl)	$35.43	$85.03	$(49.60)	$39.14	$86.27	$(47.13)	$43.91	$85.23	$(41.32)
Investment base at Sept. 30, (in millions)	$616.5	$664.6	$(48.1)

Revenues
Wexpro earned a 17.6% after-tax return on its average investment base for the 12 months ended September 30, 2015, compared to a return of 18.4% for the 12 months ended September 30, 2014. The decline in return was due to the addition of the Wexpro II investment, which earns a lower return on the acquisition cost. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro currently earns a return of 19.76% on gas development drilling and a return of 7.65% on acquisition costs of Wexpro II properties. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital, deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement by the PSCU and PSCW (the Commissions). The investment base decreased by 7% in the 12 months

Questar 2015 Form 10-Q	28

ended September 30, 2015. The decrease was due to depreciation, depletion and amortization recorded during the period, offset by deferred income taxes and investment in commercial wells.

Market prices for natural gas have declined significantly resulting in Wexpro's cost-of-service price exceeding the market price. Consequently, Wexpro has scaled back its gas development drilling program in 2015 and limited its investment to the completion of wells drilled in 2014. Wexpro designs its annual drilling program to provide cost-of-service production that is, on average, at or below the current 5-year Rockies-adjusted NYMEX forward price curve. Based on current natural gas market prices it would be difficult for new drilling under existing Wexpro and Wexpro II agreements to meet this standard. Until natural gas prices increase, Wexpro's ability to grow its investment base is limited and it is likely that the investment base will continue to decrease due to depreciation, depletion and amortization amounts exceeding continued investment.

In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for approximately $52.4 million. Under the terms of the Wexpro II Agreement, these properties must be submitted to the Public Service Commission of Utah (PSCU) and the Wyoming Public Service Commission (PSCW) to be considered for cost-of-service treatment for the benefit of Questar Gas customers.

In August 2015 Wexpro and Questar Gas submitted an application to the PSCU and the PSCW for approval to include the acquired Canyon Creek properties under the terms of the Wexpro II Agreement. As part of this application, Wexpro proposed significant changes to its cost-of-service program to enable future cost-of-service gas production to be more competitive with current market prices and to conduct a gas development drilling program. Wexpro is proposing that the return on post-2015 Development Drilling be lowered to the Commission-Allowed Rate of Return on investment as defined in the Wexpro II Agreement (currently 7.64%). The pre-2016 investment base and associated returns would not be affected. Wexpro is also proposing that Dry-Hole and non-commercial well costs be shared on a 50%/50% basis between utility customers and Wexpro, and any annual savings be shared 50%/50% between utility customers and Wexpro when the annual weighted average price of cost-of service production from Wexpro properties is lower than the average annual market price.

On October 26, 2015, Questar Gas, Wexpro, the Utah Division of Public Utilities, the Utah Office of Consumer Services and the Wyoming Office of Consumer Advocate signed a Settlement Stipulation, which modifies the proposals contained in the August application in certain respects. If approved, the Settlement Stipulation will provide Questar Gas customers with long-term cost-of-service gas supplies that are competitive with market prices and will allow Wexpro to conduct a gas development drilling program. Specifically, the Settlement Stipulation includes the Canyon Creek acquisition as a Wexpro II property, and accepts the proposed changes to the cost-of-service program with the following modifications: (a) Wexpro and Questar Gas will reduce the maximum combined production from Wexpro properties from 65% of Questar Gas's annual forecasted demand to 55% by 2020; (b) the costs allocated to utility customers pursuant to the 50%/50% sharing of Dry-Hole and non-commercial well costs will be limited to 4.5% of Wexpro's annual development drilling program costs; and (c) Wexpro's 50% share of any annual savings resulting when the annual price of cost-of-service production is lower than the annual average market price will be limited so that Wexpro will not earn a return exceeding the return earned on gas development investment under the 1981 Wexpro Agreement. Pursuant to the Settlement Stipulation, the parties agree to support the Settlement Stipulation during hearings scheduled November 6, 2015 in Utah and November 18, 2015 in Wyoming. The terms of the August application, as well as the proposed modifications contemplated by the Settlement Stipulation, remain subject to the approval of both the PSCU and the PSCW. Questar expects that the PSCU and the PSCW will consider the application before the end of 2015. However, there can be no assurance that the Canyon Creek acquisition will be approved as a Wexpro II property, or that any of the proposed changes to the Wexpro model will be approved.

Following is a summary of changes in the Wexpro investment base:

	12 Months Ended Sept. 30,
	2015	2014
	(in millions)
Beginning investment base	$664.6	$545.9
Property acquisitions	—	103.7
Successful development wells and related equipment	32.1	122.9
Depreciation, depletion and amortization	(87.7)	(98.2)
Change in deferred income taxes	7.5	(9.7)
Ending investment base	$616.5	$664.6

Questar 2015 Form 10-Q	29

Wexpro produced 14.6 Bcf of cost-of-service natural gas for Questar Gas during the third quarter of 2015, down 5% from the third quarter of 2014. Wexpro produced 43.9 Bcf of cost-of-service in the first nine months of 2015 compared to 51.6 in the first nine months of 2014. Wexpro produced 55.8 Bcf of cost-of-service gas in the 12 months ended September 30, 2015, compared to 67.3 Bcf in the 12 months ended September 30, 2014. The decline in production is a result of fewer wells completed in 2015. Wexpro natural gas production currently provides the majority of Questar Gas's annual supply requirements.

Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production on the market to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

Revenues from oil and natural gas liquids (NGL) sales decreased 63% in the third quarter of 2015, 64% in the first nine months of 2015 and 62% in the 12 months ended September 30, 2015, compared to the year-earlier periods. Volumes decreased because Wexpro sold certain oil properties in 2014. Market prices for oil and NGL were also significantly lower in the 2015 periods.

Revenues from natural gas sales increased in the 2015 periods due to the Canyon Creek acquisition as described above. Wexpro sells production from this property at market prices.

Other revenues consist primarily of gains on the sale of property that were credited back to Questar Gas customers through reductions of the operator service fee. The sales of the Brady field and Spearhead Ranch and Powell Pressure Maintenance oil fields are described below.

Expenses
Operating and maintenance expenses were down 9% and 3% in the third quarter and the first nine months of 2015 respectively and increased 2% for the 12 month period ended September 30, 2015, compared to prior year periods. The decreases in the third quarter and first nine months were largely due to lower workover costs. The increase for the 12 months ended was primarily due to higher labor costs. Declining natural gas production resulted in lease operating expense per Mcfe of $0.41 in the first nine months of 2015 compared to $0.38 in the first nine months of 2014.

General and administrative, including medical and pension related costs, expenses were higher in the three-, nine- and 12-month periods ended September 30, 2015, compared to prior year periods. The increases were due to higher employee and corporate allocated costs.

Production and other taxes were lower in the three-, nine- and 12-month periods ended September 30, 2015, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

Depreciation, depletion and amortization expense increased 17% in the third quarter of 2015, decreased 3% in the first nine months of 2015 and decreased 4% in the 12 months ended September 30, 2015, compared to the 2014 periods. The increase in the third quarter of 2015 was largely due to the Canyon Creek acquisition. The decreases in the nine and 12 months ended September 30, 2015, were due to lower production volumes and lower investment in natural gas properties, wells and facilities.

Sale of Assets
During the second quarter of 2014, Wexpro recorded a pre-tax abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field. Wexpro concluded that the field had reached the end of its productive life because it was no longer economical to produce natural gas and oil. In the second quarter of 2015, Wexpro sold its share of the Brady field, recognized a gain of $1.4 million and credited $3.8 million back to Questar Gas customers through a reduction in the operator service fee.

In the third quarter of 2014, Wexpro sold its investment in the Spearhead Ranch and Powell Pressure Maintenance oil fields in central Wyoming. Wexpro recorded a gain of $1.5 million on this sale and credited $1.8 million back to Questar Gas customers through a reduction in the operator service fee.

Questar 2015 Form 10-Q	30

Agreement with Laramie Energy
In September 2015 Wexpro entered into a Joint Development Agreement with Laramie Energy to jointly participate in drilling about 80 wells in four drilling pads in the Piceance Basin of western Colorado. Wexpro expects to spend $60 million to $70 million beginning in the fourth quarter of 2015 continuing through early 2017. The Agreement gives Wexpro options to elect not to participate on a pad-by-pad basis if certain market price, well costs and well performance levels are not met. The Agreement also provides Wexpro with options to obtain deeper drilling rights and expand the drilling program up to 300 wells, depending on commodity prices.

Acquisition of Vermillion Basin Assets
In November 2015, Wexpro agreed to acquire working interests in 75 producing wells and 112 future drilling locations in the Vermillion Basin in southwestern Wyoming for $16 million.

QUESTAR PIPELINE
Questar Pipeline reported third quarter 2015 net income of $15.2 million, compared with net income of $14.9 million in the third quarter of 2014. Questar Pipeline earned $44.3 million in the first nine months of 2015, down from $46.3 million in the first nine months of 2014. Questar Pipeline earned $58.6 million and $62.1 million in the 12 months ended September 30, 2015 and 2014, respectively.

Questar 2015 Form 10-Q	31

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended Sept. 30,			9 Months Ended Sept. 30,			12 Months Ended Sept. 30,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
	(in millions)
Net Income
Revenues
Transportation	$47.4	$48.3	$(0.9)	$146.5	$146.0	$0.5	$196.1	$195.5	$0.6
Storage	9.2	9.3	(0.1)	27.9	28.1	(0.2)	37.3	37.4	(0.1)
NGL sales	0.7	1.8	(1.1)	2.0	5.9	(3.9)	3.0	8.0	(5.0)
Energy services	3.1	3.2	(0.1)	9.4	9.4	—	12.7	12.3	0.4
Natural gas sales	—	—	—	0.2	1.5	(1.3)	0.2	4.5	(4.3)
Other	2.2	2.4	(0.2)	7.1	7.2	(0.1)	9.6	9.5	0.1
Total Revenues	62.6	65.0	(2.4)	193.1	198.1	(5.0)	258.9	267.2	(8.3)
Operating Expenses
Operating and maintenance	8.9	10.8	(1.9)	27.9	29.3	(1.4)	37.9	39.7	(1.8)
General and administrative	9.0	8.9	0.1	30.0	28.7	1.3	40.2	39.0	1.2
Depreciation and amortization	13.3	13.5	(0.2)	41.0	40.7	0.3	54.8	54.0	0.8
Other taxes	2.1	2.4	(0.3)	6.5	7.1	(0.6)	8.5	9.0	(0.5)
Cost of sales	0.6	0.6	—	2.3	3.0	(0.7)	3.3	6.4	(3.1)
Total Operating Expenses	33.9	36.2	(2.3)	107.7	108.8	(1.1)	144.7	148.1	(3.4)
Net gain (loss) from asset sales	0.1	—	0.1	0.1	—	0.1	(0.4)	—	(0.4)
OPERATING INCOME	28.8	28.8	—	85.5	89.3	(3.8)	113.8	119.1	(5.3)
Interest and other income	0.1	0.3	(0.2)	0.5	0.7	(0.2)	1.0	1.3	(0.3)
Income from unconsolidated affiliate	0.9	0.9	—	2.8	2.7	0.1	3.6	3.6	—
Interest expense	(6.6)	(6.5)	(0.1)	(19.7)	(19.6)	(0.1)	(26.2)	(25.9)	(0.3)
Income taxes	(8.0)	(8.6)	0.6	(24.8)	(26.8)	2.0	(33.6)	(36.0)	2.4
NET INCOME	$15.2	$14.9	$0.3	$44.3	$46.3	$(2.0)	$58.6	$62.1	$(3.5)

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	185.3	186.1	(0.8)	541.1	543.9	(2.8)	718.6	732.0	(13.4)
For Questar Gas	19.9	21.1	(1.2)	75.0	85.1	(10.1)	106.1	122.9	(16.8)
Total transportation	205.2	207.2	(2.0)	616.1	629.0	(12.9)	824.7	854.9	(30.2)
Transportation revenue (per dth)	$0.23	$0.23	$—	$0.24	$0.23	$0.01	$0.24	$0.23	$0.01
Net firm-daily transportation demand at Sept. 30, (in Mdth)	5,107	5,058	49
Natural gas processing
NGL sales (Mbbl)	31	31	—	92	100	(8)	120	136	(16)
NGL average sales price (per bbl)	$19.91	$56.03	$(36.12)	$21.53	$58.70	$(37.17)	$25.37	$59.10	$(33.73)

Revenues
As of September 30, 2015, Questar Pipeline had net firm transportation contracts of 5,107 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,058 Mdth per day as of September 30, 2014. Transportation revenues decreased in the third quarter of 2015 and were flat for the nine- and 12-month periods ended September 30, 2015 compared to the prior year periods. The decrease in the third quarter is primarily due to reduced rates on Southern Trails Pipeline.

Questar 2015 Form 10-Q	32

Questar Pipeline earns significant revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 5.8 years. White River Hub’s contracts have a weighted-average remaining life of 10.6 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed under long-term contracts. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with the contracts extending through August 2018.

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

Proceeds from NGL sales decreased 61% in the third quarter of 2015, 66% in the first nine months of 2015 and 63% in the 12 months ended September 30, 2015 compared to the prior year periods. The primary driver of the third quarter decrease was a 64% reduction in the net realized price per barrel. For the nine and 12 months ended September 30, 2015, the net realized price per barrel fell by 63% and 57%, respectively. Also, volumes decreased due to drier gas processed at the Clay Basin facility.

Periodically, Questar Pipeline sells natural gas to settle gas imbalances. Generally, revenue received from the sale of natural gas approximates cost.

Expenses
Operating and maintenance expenses decreased 18% in the third quarter of 2015, 5% in the first nine months of 2015 and 5% in the 12 months ended September 30, 2015, compared to the corresponding 2014 periods. The decreases in each period were driven by lower contracted services and supplies expenses.

General and administrative expenses, including medical and pension related costs, increased 1% in the third quarter of 2015, 5% in the first nine months of 2015 and 3% in the 12 months ended September 30, 2015, compared to the 2014 periods. The increases in the three-, nine- and 12-month periods were primarily due to higher employee-related costs. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first nine months of 2015 compared to $0.09 for the first nine months of 2014. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation and amortization expense was relatively flat for the three-, nine- and 12-month periods ended September 30, 2015, compared to the 2014 periods.

Cost of sales in the first nine months of 2015 included a $0.6 million lower-of-cost-or-market adjustment to the value of natural gas inventory.

Questar Southern Trails Pipeline
Questar Pipeline and its partner, a unit of Spectra Energy, have been unable to secure a suitable site for a rail terminal in Southern California to support the conversion of the western segment of the Southern Trails Pipeline to crude oil transportation. As a result, development of the project has been delayed and the project will not be in-service by 2017 as previously targeted. Questar and Spectra are now evaluating additional alternatives for the conversion of some or all of the Southern Trails Pipeline to transport crude oil. These alternatives include evaluation of other rail terminal locations or conversion of the entire pipeline to oil service from the San Juan basin. Questar is also evaluating options to sell the Southern Trails Pipeline. Some of the pipeline conversion alternatives may require constructing a 110 mile pipeline segment in California to reconnect the eastern and

Questar 2015 Form 10-Q	33

western segments of Southern Trails. Questar Pipeline has an investment in the western segment of Southern Trails Pipeline of $23 million. A decision on the future direction of the project is expected by the end of 2015.

Other Consolidated Results

Corporate Earnings and Other
Corporate earnings decreased $2.4 million in the third quarter of 2015, increased $1.7 million in the first nine months of 2015 and decreased $5.8 million for the 12 months ended September 30, 2015, compared to the prior year periods. The decreases in the third quarter and 12 months ended were the result of tax adjustments. The increase for the first nine months of 2015 was primarily due to the mark-to-market adjustments on deferred and share-based compensation.

Questar expects to record noncash settlement accounting costs in the fourth quarter of 2015 because the pension plan has settled benefits for some terminated vested employees and is offering lump-sum benefits to retirees starting benefits on or after January 1, 2015. The amount of the settlement accounting costs has not yet been determined.

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. In 2014, the company had five CNG stations in operation: Houston, Desoto and Dallas, Texas; and Topeka and Kansas City, Kansas. In the first nine months of 2015, Questar Fueling opened additional stations in Salt Lake City, Utah, San Antonio, Texas and Phoenix, Arizona. The company is planning and developing other stations along major transportation corridors in California and Colorado. Questar Fueling net losses included in other consolidated results are presented below:

	3 Months Ended		9 Months Ended		12 Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Questar Fueling net loss	$(0.3)	$(0.3)	$(1.3)	$(0.9)	$(1.6)	$(1.2)

Income Taxes
Questar's effective combined federal and state income tax rate was 35.4% in the first nine months of 2015 compared to 35.5% in the first nine months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities was relatively flat for the first nine months of 2015 compared to the first nine months of 2014. Net cash provided by operating activities is presented below:

	9 Months Ended Sept. 30,
	2015	2014	Change
	(in millions)
Net income	$157.8	$164.0	$(6.2)
Noncash adjustments to net income	193.1	180.8	12.3
Changes in operating assets and liabilities	13.1	17.7	(4.6)
Net cash provided by operating activities	$364.0	$362.5	$1.5

Questar 2015 Form 10-Q	34

Investing Activities
Capital expenditures for the first nine months of 2015 and 2014 and a forecast for calendar year 2015 are presented below:

	9 Months Ended Sept. 30,		Forecast 12 Months Ending December 31,
	2015	2014	2015
	(in millions)
Questar Gas	$164.6	$138.2	$220
Wexpro	22.6	35.0	45
Questar Pipeline	28.0	45.3	40
Corporate and other	9.9	16.8	15
Total capital expenditures, including acquisitions	$225.1	$235.3	$320

Questar Gas's 2015 capital-spending forecast of about $220 million includes investments for distribution-system upgrades, expansions, infrastructure replacements and expenditures to provide service to approximately 24,000 additional customers, including about 6,500 new Eagle Mountain customers. Wexpro expects to invest about $45 million in 2015 for developmental gas drilling and property acquisitions. Questar Pipeline's 2015 capital-spending forecast is about $40 million, primarily for system upgrades and maintenance.

Financing Activities
In the first nine months of 2015, the Company reduced short-term debt by $42.0 million from the excess of net cash provided by operating activities over net cash used in investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by a revolving credit facility with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facility totaled $750.0 million at September 30, 2015, with no amounts borrowed. Commercial paper outstanding amounted to $305.0 million at September 30, 2015, compared with $234.0 million a year earlier. Availability under the revolving credit facility is reduced by outstanding commercial paper amounts, resulting in net availability under the facility of $445.0 million at September 30, 2015.

Questar Corporation has $250.0 million of long-term notes maturing in February 2016, which Questar plans to refinance in late 2015 or early 2016. Additionally, Questar Pipeline repaid $25.1 million of long-term debt that matured in October 2015.

The Company believes current credit commitments are adequate for its working capital and short-term financing requirements during 2015. The Company also believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

At September 30, 2015, combined short-term debt, long-term debt and capital lease obligation were 55% and equity was 45% of total capital. The Company does not expect the ratio of debt in the capital structure to materially change over the next several years, except for seasonal variation in short-term debt for working capital requirements.

Questar has approval to repurchase up to 1 million shares of its common stock per year to offset share dilution from shares issued under Company incentive plans. Under this program, Questar reached the approved limit of 1 million shares repurchased totaling $19.1 million in the first nine months of 2015 and $0.2 million for the same period in 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk is disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ending September 30, 2015, there were no material changes in quantitative and qualitative disclosures about market risk.

Forward-Looking Statements
This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Questar 2015 Form 10-Q	35

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

Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	the risk factors discussed in Part II, Item 1A of this quarterly report;

•	general economic conditions, including the performance of financial markets and interest rates;

•	changes in energy commodity prices;

•	changes in industry trends;

•	actions of regulators;

•	changes in laws or regulations; and

•	other factors, most of which are beyond the Company's control.

Questar undertakes no obligation to publicly correct or update the forward-looking statements in this quarterly report, in other documents, or on the internet site to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on such evaluation, such officers have concluded that, as of September 30, 2015, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2015 Form 10-Q	36

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding reportable legal proceedings is contained in Note 10 to the financial statements included in Item 1 of Part I of this Quarterly Report.

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in "Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Quarterly Report actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Risks Inherent in the Company's Business

Low oil and natural gas prices impact the Company's earnings and ability to grow its Wexpro and Questar Pipeline businesses. Historically, natural gas and oil prices have been volatile and will likely continue to be volatile. The Company cannot predict the future price of natural gas and oil because the factors that drive prices are beyond its control. Under the Wexpro agreements, the pace of Wexpro's development will continue to be affected as long as market gas prices remain below Wexpro's cost of service.

Wexpro earns the majority of its revenues from the delivery of natural gas to Questar Gas under the Wexpro and Wexpro II agreements (Wexpro agreements). Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital and reduced by accumulated depreciation, depletion and amortization, and deferred income taxes.

Wexpro's earnings growth depends on its ability to maintain and grow its investment base, which in turn depends on Wexpro's ability to develop gas reserves through its annual drilling programs. Wexpro generally designs its drilling program to provide cost-of-service production that is, on average, at or below the current five-year Rockies-adjusted NYMEX forward price curve. Based on current market prices for natural gas, new drilling in Wexpro's properties under the existing agreements would not meet this standard. Therefore, until gas prices increase, Wexpro's ability to grow its investment base will be limited, and it is likely that the investment base will continue to decrease due to depreciation, depletion and amortization. Any decrease in investment base will reduce Wexpro's earnings.

For future drilling investment, Wexpro is exploring options that could allow Wexpro to invest in developmental drilling within the next few years. These options may include lowering the return earned on future development drilling under both the Wexpro and Wexpro II agreements. These options would not alter the return currently earned on Wexpro's existing investment base.These options would provide more opportunity for Wexpro to resume drilling if gas prices increase. The proposed options could mitigate some of the risks associated with Wexpro's current inability to grow its investment base through additional drilling.

In addition to the impact on Wexpro's ability to increase its investment base, low oil and natural gas prices may have other adverse impacts on Questar's business. Low prices in the Rocky Mountain region are reducing drilling activity generally, which affects Questar Pipeline's opportunities to expand its pipeline system. Low prices also increase commodity price risk. Wexpro is exposed to some commodity price risk even though most of Wexpro's revenues are based on cost of service. Questar Pipeline has commodity price risk on NGL volumes recovered in its pipeline system.

Wexpro may not be able to economically find and develop new reserves. Wexpro's earnings growth depends on its ability to develop gas reserves that are economically recoverable. Productive natural gas and oil reservoirs are generally characterized by declining production rates that vary depending on reservoir characteristics. Because of significant production decline rates in several of Wexpro's producing areas, substantial capital expenditures are required to develop gas reserves to replace those depleted by production.

Wexpro's rate of development of cost-of-service gas may be limited. The proportion of Questar Gas's natural gas supply needs met by Wexpro has increased due to successful development of the Vermillion Basin and continued development of the Pinedale field. As described below, however, Wexpro has agreed to manage its supply to 65% or less of Questar Gas's annual forecasted demand. Therefore, future growth depends on growth in Questar Gas's sales volumes. In addition, even if Questar

Questar 2015 Form 10-Q	37

Gas's sales volumes increase, Wexpro's gas-development program may be limited based on the volumes of cost-of-service gas it can supply to Questar Gas for the summer load and Questar Gas's ability to store gas during the summer for peak supply needs.

Questar Gas's large customers may elect to switch from sales to transportation service and reduce Questar Gas's need for cost-of-service gas from Wexpro. Over the last few years, certain large commercial and industrial customers of Questar Gas have elected to switch from sales service to transportation service, which reduces the volume of gas required by Questar Gas and may reduce the volume of gas Questar Gas needs Wexpro to supply. If this trend continues and fewer industrial and commercial customers use cost-of-service gas provided by Wexpro, the results of operations for Wexpro and the Company may be adversely affected.

Wexpro has market price risk if production exceeds 65% of Questar Gas's forecasted demand. In September 2013, Wexpro completed the Trail acquisition. In the first quarter of 2014, the PSCU and the PSCW approved a stipulation for inclusion of the Trail acquisition properties in the Wexpro II Agreement. The stipulation allowed Wexpro to include the cost of the Trail properties in its investment base. As part of this stipulation, Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes.

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

Wexpro's disclosure of the standardized measure of discounted future net cash flows may not accurately reflect the value of these reserves. Investors should not assume that Wexpro's presentation of the standardized measure of discounted future net cash flows relating to non-cost-of-service proved reserves is reflective of the current market value of the estimated gas and oil reserves. In accordance with SEC disclosure rules, the estimated discounted future net cash flows from Wexpro's non-cost-of-service proved reserves are based on the first-of-the-month prior 12-month average prices and current costs on the date of the estimate, holding the prices and costs constant throughout the life of the properties and using a discount factor of 10% per year. Actual future production, prices and costs may differ materially from those used in the current estimate, and future determinations of the standardized measure of discounted future net cash flows using similarly determined prices and costs may be significantly different from the current estimate.

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

Questar 2015 Form 10-Q	38

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

Questar Pipeline's plans to develop the western segment of Questar Southern Trails Pipeline may not be successful. Questar Pipeline has been working with a unit of Spectra Energy Corp (Spectra) to develop a rail terminal and utilize the western segment of Questar Southern Trails Pipeline to transport crude oil to refineries in Southern California. To date, Questar Pipeline and Spectra have been unable to secure a suitable location for the rail terminal. As a result, development of the project has been delayed and the parties are evaluating other opportunities for the project, including the potential conversion of the entire pipeline to oil service from the San Juan basin. If pursued, this conversion would require rebuilding a 110-mile pipeline gap in California and the abandonment of the natural gas service operations on the eastern segment of the Questar Southern Trails pipeline.

There are a number of risks for this project, including competition from other rail terminals, environmental reviews and permitting. Recent declines in oil prices have resulted in a lower basis differential between West Texas Intermediate crude prices and Brent crude prices. This may result in less demand from the Southern California refiners to switch from international crude oil supplies to domestic crude oil supplies. Abandonment of the eastern segment of the pipeline to natural gas service would require regulatory approval. There is no assurance that Questar Pipeline will be successful in developing this project.

In light of the difficulties experienced with the project, development of the project could require substantial additional investment and the timeline for development remains highly uncertain. The project will not be in service by 2017 as previously targeted.

In connection with its evaluation of opportunities for the project, Questar Pipeline intends to consider potential alternatives to its current participation in the project. These alternatives could include seeking additional investments from strategic partners interested in developing the project, a potential exit from the project by Questar Pipeline, or a potential sale of the Southern Trails Pipeline to a third party. There can be no assurance that any of these alternatives will be available on favorable terms, if at all.

Questar Pipeline's investment in the eastern segment of Questar Southern Trails Pipeline has been impaired and the pipeline is operating at a loss. The eastern segment of Questar Southern Trails Pipeline is currently operating in natural gas service at a loss. Questar Pipeline recorded an impairment of its investment in the eastern segment of Southern Trails in the third quarter of 2013. Operating losses have increased as the basis differential between the San Juan basin and California markets has decreased. Questar Pipeline may incur additional costs to seek abandonment of this pipeline for natural gas service if it is unsuccessful in recontracting at rates to cover variable costs.

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

The legal dispute over gathering costs between Questar Gas and QEP Field Services may result in costs to shareholders. As disclosed in Note 10 - Contingencies, Questar Gas and QEP Field Services are involved in a legal dispute over gathering costs. These gathering costs have been included in Questar Gas's rates as purchased-gas costs. The outcome of this dispute and its resulting financial impact on Questar Gas are uncertain at this time.

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

Questar 2015 Form 10-Q	39

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

Questar 2015 Form 10-Q	40

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

Questar 2015 Form 10-Q	41

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

Questar is subject to changing U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration and state rules and regulations, which may increase costs. The Company is subject to PHMSA non-compliance risk due to significant legislative mandates and pending rulemaking. The reauthorization of the Pipeline Safety Act is on the legislative calendar for 2015 and may include significant new or restated mandates. The last reauthorization in 2011 included 42 congressional mandates directed at the natural gas and pipeline industry, of which the PHMSA has only satisfied approximately 50%. This creates a significant risk to Questar and the pipeline industry in the form of potential new legislation targeting the gaps that the PHMSA has yet to fill. Included in the 2011 reauthorization were new provisions on historical records research, maximum-allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. The PHMSA has not yet issued new rulemaking on most of these items.

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

Questar 2015 Form 10-Q	42

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

Other Risks

Questar depends upon key operational and technical personnel. The successful implementation of the Company's business strategy depends, in part, on experienced operational and technical personnel, including key geologists, engineers and other professionals. Many of these key employees have the opportunity to retire within the next few years. The retirement of employees has accelerated the need for succession planning and knowledge transfer to prepare future management and key employees for critical positions.

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

Questar 2015 Form 10-Q	43

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the third quarter of 2015. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended September 30, 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 July 1, 2015 through July 31, 2015	3,029	$21.71	—	989,600
Month #2 August 1, 2015 through August 31, 2015	—	$—	—	989,600
Month #3 September 1, 2015 through September 30, 2015	992,029	$19.12	989,600	—
Total	995,058	$19.13	989,600

(1) There were 3,029 shares purchased in Month #1, and 2,429 shares purchased in month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

ITEM 6.  EXHIBITS.

The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

Questar 2015 Form 10-Q	44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

November 5, 2015	/s/ Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar

November 5, 2015	/s/ Craig C. Wagstaff Craig C. Wagstaff President, Questar Gas

November 5, 2015	/s/ Micheal G. Dunn Micheal G. Dunn President, Questar Pipeline

November 5, 2015	/s/ Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2015 Form 10-Q	45

Exhibit Index

Exhibit No.	Description

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2015 Form 10-Q	46