Form 10-K
period 2015-12-31
QUESTAR CORP; QUESTAR GAS CO; QUESTAR PIPELINE CO
filed 2016-02-18
CIK 751652, 68589, 764044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015). The aggregate market value was calculated by excluding all shares held by directors and executive officers of the registrant and three nonprofit foundations established by the registrant without conceding that all such persons are affiliates for purposes of federal securities laws.

Questar Corporation	$3.6 billion
Questar Gas Company	None
Questar Pipeline Company	None
Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of January 31, 2016.

Questar Corporation	without par value	175,008,184
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Documents Incorporated by Reference:
Portions of Questar Corporation's definitive Proxy Statement, to be filed in connection with its 2016 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report.

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

2

Questar 2015 Form 10-K	3

SIGNATURES	116
FILING FORMAT
This Annual Report on Form 10-K is a combined report being filed by three separate registrants: Questar Corporation, Questar Gas Company and Questar Pipeline Company. Questar Gas Company and Questar Pipeline Company are wholly-owned subsidiaries of Questar Corporation. Separate financial statements for Wexpro Company have not been included since Wexpro is not a registrant. See Note 15 to the accompanying financial statements in Item 8 of Part II of this Annual Report on Form 10-K for a summary of operations by line of business. Information contained herein related to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

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

Questar 2015 Form 10-K	4

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

Questar 2015 Form 10-K	5

Glossary of Commonly Used Terms

B	Billion.
Barrel (bbl)	Equal to 42 U.S. gallons and is a common measure of volume of crude oil and other liquid hydrocarbons.
British Thermal Unit (Btu)	A measure of the amount of energy required to raise the temperature of a one-pound mass of water one degree Fahrenheit at sea level.
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

Cubic Feet Equivalent (cfe)	Cubic feet of natural gas equivalents.
Decatherm (dth)	Ten therms. One dth equals one million Btu or approximately one Mcf.
Energy-Efficiency Program (EEP)	Costs incurred by Questar Gas to promote energy conservation in the form of rebates and promotions. EEP costs are recovered from customers through periodic rate adjustments.
Developed Reserves
Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Reserves are reported on a net revenue interest basis. See 17 C.F.R. § 210.4-10(a)(6).

Development Well	A well drilled into a known producing formation in a previously discovered field.
Dry Hole	A well drilled and found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed expenses and taxes.
Exploratory Well	A well drilled into a previously untested geologic prospect to determine the presence of natural gas or oil.
FERC	Federal Energy Regulatory Commission.
Gas	All references to "gas" in this report refer to natural gas.
Gross	Gross natural gas and oil wells or gross acres are the total number of wells or acres in which the Company has a working interest.
Heating Degree Days	A measure of the number of degrees the average daily outside temperature is below 65 degrees Fahrenheit.
M	Thousand.
MM	Million.
Natural Gas Equivalents	Oil and NGL volumes are converted to natural gas equivalents using the ratio of one barrel of crude oil, condensate or NGL to 6,000 cubic feet of natural gas.
Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and heavier hydrocarbons.

Questar 2015 Form 10-K	6

Net	Net gas and oil wells or net acres are determined by the sum of the fractional ownership working interest the Company has in those gross wells or acres.
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

Working Interest	An economic interest in a gas and oil lease that gives the owner the right to drill, produce and conduct operating activities on the leased acreage and receive a share of any production.
Workover	Operations on a producing well to restore or increase production.

Questar 2015 Form 10-K	7

FORM 10-K
ANNUAL REPORT, 2015

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

See Note 15 to the financial statements included in Item 8 of Part II of this Annual Report for financial information by line of business including, but not limited to, revenues from unaffiliated customers, operating income and identifiable assets. A discussion of the Company's lines of business follows.

Proposed Merger with Dominion Resources
On January 31, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Dominion Resources, Inc., a Virginia corporation (“Parent”) and Diamond Beehive Corp., a Utah corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides for the merger of Merger Sub with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming a direct, wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective

Questar 2015 Form 10-K	8

Time”), by virtue of the Merger and without any action on the part of the Company, Parent or Merger Sub or any holder of any shares of common stock, no par value per share, of the Company (the “Company Common Stock”) or any shares of capital stock of Merger Sub, each share of the Company Common Stock issued and outstanding immediately prior to the Effective Time (other than Dissenting Shares and shares of Company Common Stock that are owned by Parent or Merger Sub or any of their respective subsidiaries, in each case immediately prior to the Effective Time) will be converted automatically into the right to receive $25.00 in cash, without interest.

Closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of Company Common Stock, (ii) the receipt of regulatory approvals required to close the Merger, including approvals from the Public Service Commission of Utah (if required) and the Public Service Commission of Wyoming, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) the absence of any law, statute, ordinance, code, rule, regulation, ruling, decree, judgment, injunction or order of a governmental authority that prohibits the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement, and (c) the absence of a material adverse effect on the Company. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing or requiring any undertakings, terms, conditions, liabilities, obligations, commitments or sanctions, or any structural or remedial actions that constitute a Company Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement also contains customary representations, warranties and covenants of both the Company and Parent. These covenants include, among others, an obligation on behalf of the Company to use reasonable best efforts to conduct its business in all material respects in the ordinary course until the Merger is consummated, subject to certain exceptions. The Company has made certain additional customary covenants, including, among others, subject to certain exceptions, (a) causing a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, and (b) a customary non-solicitation covenant prohibiting the Company from soliciting, providing non-public information or entering into discussions or negotiations concerning proposals relating to alternative business combination transactions, except as permitted under the Merger Agreement. In addition, the parties are required to use reasonable best efforts to obtain any required regulatory approvals.

The Merger Agreement may be terminated by each of the Company and Parent under certain circumstances, including if the Merger is not consummated by February 28, 2017 (subject to certain extension rights, up to a maximum of nine months, as specified in the Merger Agreement). The Merger Agreement contains certain termination rights for both Parent and the Company, and provides that, upon termination of the Merger Agreement under specified circumstances, Parent would be required to pay a termination fee of $154 million to the Company (the “Parent Termination Fee”) and the Company would be required to pay Parent a termination fee of $99 million (the “Company Termination Fee”). The Company Termination Fee is payable under certain specified circumstances, including (i) termination of the Merger Agreement by the Company in order to enter into a definitive agreement with respect to certain business combinations, and (ii) termination of the Merger Agreement by Parent following a withdrawal by the Company Board of its recommendation of the Merger Agreement. The Company will also be required to pay Parent the Company Termination Fee in the event the Company signs an alternative transaction within twelve months following the termination of the Merger Agreement under certain specified circumstances. In addition, upon termination of the Merger Agreement in certain specified circumstances, the Company would be required to reimburse Parent for certain expenses incurred by Parent and its affiliates and representatives in connection with transaction, in an amount not to exceed $5 million. The Parent Termination Fee is payable by the Parent in certain specified circumstances if the Merger Agreement is terminated under certain circumstances due to the failure to obtain certain regulatory approvals as a result of the imposition of a Burdensome Condition or the material breach by Parent of its obligations to obtain certain regulatory approvals.

Subject to approval by the Company's shareholders, regulatory approval and the satisfaction of other applicable conditions, the Company expects the Merger to be completed by the end of 2016.

RETAIL GAS DISTRIBUTION - Questar Gas
General: Questar Gas distributes natural gas as a public utility in Utah, southwestern Wyoming and a small portion of southeastern Idaho. It generated approximately 33% of the Company's operating income in 2015. Wexpro provides the majority of Questar Gas's natural gas supply and Questar Pipeline provides the majority of Questar Gas's transportation and storage services. As of December 31, 2015, Questar Gas was serving 990,381 sales and transportation customers. Questar Gas is the only non-municipal gas-distribution utility in Utah, where 97% of its customers are located. The Public Service Commission of Utah (PSCU), the Wyoming Public Service Commission (PSCW) and the Public Utility Commission of Idaho have granted

Questar 2015 Form 10-K	9

Questar Gas the necessary regulatory approvals to serve these areas. Questar Gas also has long-term franchises granted by communities and counties within its service area.

Questar Gas's growth is tied to the economic growth of Utah and southwestern Wyoming. It has a market share of over 93% of residential space and water heating in its service area. During 2015, Questar Gas added 28,156 customers, a 2.9% increase. The customer growth rate without the initial Eagle Mountain acquisition was 2.3%.

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

Questar Gas has a revenue decoupling mechanism called the conservation enabling tariff (CET), which allows it to collect its allowed revenue per customer and promote energy conservation. Under the CET, Questar Gas non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies an allowed monthly revenue per customer, with differences to be deferred and recovered from or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of distribution non-gas revenues. Under the CET, Questar Gas recorded a $9.9 million revenue increase in 2015 compared to an $11.1 million decrease in 2014 and a $1.1 million decrease in 2013, which offset changes in customer usage.

Questar Gas has an energy-efficiency program (EEP). Under the EEP, Questar Gas encourages the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy plans. The costs related to the EEP are deferred and recovered from customers through periodic rate adjustments. Questar Gas received revenues for recovery of EEP costs amounting to $23.5 million in 2015, compared to $37.8 million in 2014 and $29.7 million in 2013. As of December 31, 2015, Questar Gas had a regulatory asset of $1.1 million for EEP costs not yet recovered from customers in excess of costs incurred.

Questar Gas's gas-supply risk is partly mitigated by Wexpro cost-of-service gas supply. During 2015, Questar Gas satisfied the majority of its supply requirements with cost-of-service gas volumes. Wexpro designs its development program to meet 65% of Questar Gas's weather-normalized gas-supply requirements. Wexpro produces gas, which is then gathered by Wexpro or third parties, transported by Questar Pipeline, and delivered at cost of service to Questar Gas. See Item 2 of Part I and Note 20 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Company's proved reserves. Questar Gas also has a balanced and diversified portfolio of third-party gas-supply contracts for volumes produced in Wyoming, Colorado, and Utah. In addition, Questar Gas has regulatory approval to pass through in its balancing account the economic results associated with commodity-price hedging activities if it were to utilize such hedges.

Questar Gas has designed its distribution system and annual gas-supply plan to handle peak design-day demand, which is defined as the estimated volume of gas that firm customers could use when the weather is extremely cold. For the 2015-2016 heating season, Questar Gas had an estimated peak sales and firm transportation design-day demand of 1,694 Mdth.

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

Regulation: As a public utility Questar Gas is subject to the jurisdiction of the PSCU and PSCW. Natural gas sales and transportation services are provided under rate schedules approved by the two regulatory commissions. Questar Gas is authorized to earn a return on equity of 9.85% in Utah and 9.5% in Wyoming. The changes in rates were effective March 1,

Questar 2015 Form 10-K	10

2014 and March 1, 2015, respectively. Both the PSCU and PSCW permit Questar Gas to recover gas costs through a balancing-account mechanism and to reflect natural gas price changes on a periodic basis, typically twice a year in the spring and the fall. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

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

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
General: Wexpro develops, produces and delivers natural gas from cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro Agreement and the Wexpro II Agreement (Wexpro agreements), comprehensive agreements with the states of Utah and Wyoming. In 2015, 93% of Wexpro's revenues were from its affiliate, Questar Gas, with the remaining revenues coming mostly from the sale of natural gas and oil. Wexpro generated 39% of the Company's operating income during the year ended December 31, 2015. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro's investment base is its costs of acquired properties and commercial wells and related facilities, adjusted for working capital and reduced for deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement by the PSCU and PSCW. The return on investment base is currently approximately 20% on development drilling costs and approximately 8% on costs to acquire properties. The terms of the Wexpro agreements coincide with the productive lives of the gas and oil properties covered therein. Wexpro's investment base totaled $642.9 million at December 31, 2015. See Note 11 to the financial statements included in Item 8 of Part II of this Annual Report for more information on the Wexpro agreements.

Wexpro delivers natural gas production to Questar Gas at cost of service. Cost-of-service gas satisfied the majority of Questar Gas's supply requirements. Wexpro sells crude oil and natural gas liquids (NGL) production from certain producing properties at market prices, with the revenues used to recover operating expenses and to provide Wexpro a return on its investment. Any operating income remaining after recovery of expenses and Wexpro's return on investment is divided between Wexpro and Questar Gas customers, with Wexpro retaining 46%.

Wexpro's properties are located in the Rocky Mountain region, primarily in the Vermillion, Pinedale, Moxa Arch, and Uinta Basin producing fields. The Company completed eight third-party-operated wells in Pinedale and participated in 17 wells in Piceance Basin during 2015. In 2016, Wexpro will continue to participate in a limited number of wells in Pinedale and return to drilling in Vermillion. Advances in technology, including increased density drilling and multi-stage hydraulic fracture stimulation, have identified additional unexploited development potential on many properties.

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

Questar 2015 Form 10-K	11

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

INTERSTATE GAS TRANSPORTATION - Questar Pipeline
General: Questar Pipeline provides natural gas transportation and underground-storage services in Utah, Wyoming and Colorado. Questar Pipeline and subsidiaries generated approximately 31% of the Company's operating income in 2015. As a "natural gas company" under the Natural Gas Act of 1938, Questar Pipeline and certain subsidiary pipeline companies are regulated by the FERC as to rates and charges for storage and transportation of natural gas in interstate commerce, construction of new facilities, extensions or abandonments of service and facilities, and accounting and other activities.

Questar Pipeline and its subsidiaries operate 2,667 miles of interstate pipeline, including 10 miles owned by a third party. Questar Pipeline's consolidated firm capacity commitments totaled 5,221 Mdth per day at December 31, 2015. Questar Pipeline's core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas's distribution system and other utility systems. In addition to this core system, Questar Pipeline, through wholly-owned subsidiaries, owns and operates the Overthrust Pipeline in southwestern Wyoming and the eastern segment of Southern Trails Pipeline, a 487-mile line that extends from the Blanco hub in New Mexico's San Juan Basin to just inside the California state line near the Arizona border. An additional 96 miles of Southern Trails Pipeline in California is not in service. Questar Pipeline operates and owns 50% of the White River Hub in western Colorado. White River Hub facilities connect with six interstate-pipeline systems and a major processing plant near Meeker, Colorado.

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

Customers, Growth and Competition: Questar Pipeline's transportation system is nearly fully subscribed. The weighted-average remaining life of Questar Pipeline's firm contracts was 7.0 years as of December 31, 2015. All of Questar Pipeline's storage capacity is fully contracted with a weighted-average remaining life of 3.8 years as of December 31, 2015. Questar Pipeline faces the risk that it may not be able to recontract firm capacity at current terms when contracts expire.

Questar Gas, an affiliated company, provides Questar Pipeline's largest share of transportation revenues. During 2015, Questar Pipeline transported 107.6 MMdth for Questar Gas compared to 116.2 MMdth in 2014. Questar Gas has reserved firm transportation capacity of 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months under long-term contracts. Questar Pipeline's primary transportation agreement with Questar Gas will expire on June 30, 2017. In 2015, 28% of Questar Pipeline's revenues were from its affiliate, Questar Gas.

Questar Pipeline also transported 740.8 MMdth during 2015, up 3% from 2014, for unaffiliated customers to pipelines owned by Kern River Pipeline, Northwest Pipeline, Colorado Interstate Gas, TransColorado, Wyoming Interstate Company, Rockies Express Pipeline, Ruby Pipeline and other systems. Rocky Mountain producers, marketers and end-users seek capacity on interstate pipelines that move gas to California, the Pacific Northwest or Midwestern markets. Questar Pipeline provides access for many producers to these third-party pipelines.

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

Questar 2015 Form 10-K	12

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

Questar Southern Trails Pipeline: Questar Pipeline has begun a process to sell the assets of Questar Southern Trails Pipeline. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $24 million. The eastern segment of Southern Trails Pipeline continues to operate at a loss. The Company recorded an impairment on the eastern segment of Southern Trails Pipeline in 2013, reducing its book value to zero. The Company's objective is to sale the Questar Southern Trails Pipeline during 2016.

Corporate and Other
Corporate employees provide compliance, legal, finance, tax, treasury, human resources, audit, information technology, purchasing, warehousing, fleet, communication and insurance services for Questar's subsidiaries.

Corporate and other operations also include Questar Fueling Company (Questar Fueling). Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. In 2014, the company had five CNG stations in operation: Houston, DeSoto and Dallas, Texas; and Topeka and Kansas City, Kansas. During 2015, Questar Fueling opened additional stations in Salt Lake City, Utah, San Antonio, Texas, Phoenix, Arizona and Buttonwillow, California. The Company is planning and developing other stations along major transportation corridors in California and Colorado. Questar Fueling's financial results are not currently material to Questar's consolidated operations.

Employees
At December 31, 2015, the Company had 1,759 employees, including 930 in Questar Gas, 143 in Wexpro, 269 in Questar Pipeline and 417 in Corporate and other.

Questar 2015 Form 10-K	13

Executive Officers of the Registrant

Primary Positions Held with the Company and Affiliates, Other Business Experience

Ronald W. Jibson	62
Chairman, President and Chief Executive Officer, Questar (2012 to present); Chairman, Questar Gas, Questar Pipeline and Wexpro (2010 to present). Previous titles with Questar: President and Chief Executive Officer, Questar (2010 to 2012); Senior Vice President, Questar (2008 to 2010); President, Chief Executive Officer and Director, Questar Gas (2008 to 2010); Executive Vice President, Questar Gas (2008 to 2010); Vice President, Operations, Questar Gas (2004 to 2008).

Colleen L. Bell	56
Vice President and General Counsel, Questar (2015 to present). Previous titles with Questar: Assistant General Counsel, Questar (2011 to 2015); General Counsel, Questar Gas (2008 to 2011); Senior Corporate Counsel, Questar (1999 to 2008).

David M. Curtis	60
Vice President and Corporate Controller, Questar (2011 to present); Vice President and Controller, Wexpro (2010 to present); Vice President and Controller, Questar Gas and Questar Pipeline (2003 to present).

Micheal G. Dunn	50
Executive Vice President, Questar (2015 to present); President, Questar Pipeline (2015 to present); Director Questar Pipeline (2015 to present); Chairman of the White River Hub, LLC Management Committee (2015 to present). Prior to joining Questar: President and Chief Executive Officer for PacifiCorp Energy (2010 to 2015); President for Kern River Gas Transmission Company (2007 to 2010); Vice President, Operations, IT and Engineering for Kern River Gas Transmission (2005 to 2007).

Kevin W. Hadlock	43
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

Brady B. Rasmussen	45
Executive Vice President, Questar (2015 to present); Chief Operating Officer, Wexpro (2015 to present); Previous titles with Questar: Vice President Administration, Wexpro (2013 to 2015); General Manager, Wexpro Accounting (2011 to 2013); Manager, Questar Market Resources Accounting (2006 to 2011).

Patrick D. Teuscher	60
Vice President, Audit and Chief Risk Officer, Questar (2014 to present). Previous titles with Questar: General Manager and Director, Audit Services, Questar (2007 to 2013); Director, Financial and Administrative Services, Questar InfoComm/Questar Service Corp (2000-2006).

Craig C. Wagstaff	52
Executive Vice President, Questar (2012 to present); President, Questar Gas (2015 to present); Director, Questar Gas (2010 to present): Previous titles with Questar: Executive Vice President and Chief Operating Officer, Questar Gas (2012 to 2015); Senior Vice President, Questar (2011 to 2012); Senior Vice President and General Manager, Questar Gas (2011 to 2012); Vice President and General Manager, Questar Gas (2010 to 2011); General Manager, Customer Relations, Questar Gas (2006 to 2010).

Julie A. Wray	47
Corporate Secretary and Vice President, Human Resources, Questar (2016 to present). Previous titles with Questar: Corporate Secretary and General Manager Human Resources (2014 to 2015), Assistant Corporate Secretary and Director, Compensation and Benefits, Questar (2010 to 2014); Senior Corporate Counsel, Questar (2006 to 2010).

There is no "family relationship" between any of the listed officers or between any of them and the Company's directors. The executive officers serve at the pleasure of the Board of Directors. There is no arrangement or understanding under which the officers were selected.

Questar 2015 Form 10-K	14

ITEM 1A. RISK FACTORS.

Investors should read carefully the following factors as well as the cautionary statements referred to in "Forward-Looking Statements" herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Company's business, financial condition or results of operations could be materially adversely affected.

Risks Associated with the Proposed Merger with Dominion Resources

The proposed Merger with Dominion Resources is subject to shareholder and regulatory approval. As disclosed in Item 1. Business, the Company and Dominion Resources entered into a Merger Agreement on January 31, 2016. Closing of the merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the merger by the holders of a majority of the outstanding shares of Company Common Stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Public Service Commission of Utah (if required) and the Public Service Commission of Wyoming, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) the absence of any law, statute, ordinance, code, rule, regulation, ruling, decree, judgment, injunction or order of a governmental authority that prohibits the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement, and (c) the absence of a material adverse effect on the Company. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing or requiring any undertakings, terms, conditions, liabilities, obligations, commitments or sanctions, or any structural or remedial actions that constitute a company material adverse effect.

The Company may not receive the required statutory approvals and other clearances for the Merger, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions (i) that cause a failure of the closing conditions set forth in the Merger Agreement, or (ii) could have a detrimental impact on the combined company following completion of the Merger. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the Merger. Even after the expiration of the waiting period under the Hart-Scott Rodino Act, government authorities could seek to block or challenge the Merger as they deem necessary or desirable in the public interest.

Failure to complete the Merger could adversely affect the Company's stock price and future business operations and financial results. Completion of the Merger is subject to risks as described above. If the Company is unable to complete the Merger, holders of Company common stock will not receive any payment for their shares pursuant to the Merger Agreement. The Company's ongoing business may be adversely affected and would be subject to a number of risks, including the following:

•	the Company would have paid significant transaction costs, and in certain circumstances, a termination fee to Dominion Resources of $99 million,

•	the attention of management may have been diverted to the Merger rather than to operations and the pursuit of other opportunities,

•	the potential loss of key personnel as personnel may experience uncertainty about their future with the combined company,

•
the Company will have been subject to certain restrictions on the conduct of business, which may prevent the Company from making certain acquisitions or dispositions or pursuing other business opportunities, and

•	the trading price of the Company's stock may decline if the market believes the Merger may not be completed.

Failure to complete the Merger may result in negative publicity, additional litigation against the Company or its directors and officers, and a negative impression of the Company in the investment community. The occurrence of these events, individually or in the aggregate, could have a material adverse effect on the results of operations or the price of the Company's common stock.

The Company's business will be impacted by the terms and conditions of the Agreement and Plan of Merger. The Company made certain covenants in the Merger Agreement that will impact its business until the Merger is completed or the Merger Agreement terminates. These covenants limit the Company's ability to make significant changes to its business or pursue otherwise attractive business opportunities without the consent of Dominion Resources.

The Company will incur significant costs associated with the Merger. The Company expects to incur significant costs associated with the Merger for financial advisory services, legal services, revaluation of share-based compensation and acceleration of executive compensation. Some of these costs will be incurred even if the Merger is not completed.

Questar 2015 Form 10-K	15

The Company's business will be subject to uncertainties while the Merger is pending. Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on the Company. Although the Company intends to take steps to reduce any adverse effects, these uncertainties may impair the Company's abilities to attract, retain and motivate employees until the Merger is completed and for a period of time thereafter.

Potential future litigation against the Company and its directors and officers challenging the Merger may prevent the Merger from being completed within the anticipated timeframe. The Company and/or its directors and officers may potentially be named as defendants in class action lawsuits filed on behalf of public shareholders challenging the Merger and potentially seeking to enjoin the defendants from consummating the Merger on the agreed-upon terms.

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

Wexpro's earnings growth depends on its ability to maintain and grow its investment base, which in turn depends on Wexpro's ability to develop gas reserves through its annual drilling programs. Wexpro generally designs its drilling program to provide cost-of-service production that is, on average, at or below the current five-year Rockies-adjusted NYMEX forward price curve. Based on current market prices for natural gas, new drilling in Wexpro's properties under the existing agreements may be limited. Therefore, until gas prices increase, Wexpro's ability to grow its investment base will be limited, and it is likely that the investment base will continue to decrease due to depreciation, depletion and amortization. Any decrease in investment base will reduce Wexpro's earnings.

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

Revised terms of the Wexpro Agreements will impact Wexpro's earnings. In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin. During 2015 Wexpro and Questar Gas submitted an application to the Commissions for approval to include the acquired Canyon Creek properties under the terms of the Wexpro II Agreement. As part of this application, Wexpro proposed significant changes to its cost-of-service program to enable future cost-of-service gas production to be more competitive with market prices. The proposed changes to the cost-of-service program were subsequently modified by a Settlement Stipulation among Questar Gas, Wexpro, the Utah Division of Public Utilities, the Utah Office of Consumer Services and the Wyoming Office of Consumer Advocate. The proposed modifications to the Wexpro Agreements, as modified by the Settlement Stipulation, were approved by the PSCU on November 17, 2015 and by the PSCW on November 24, 2015.

As modified, the Wexpro Agreements include the Canyon Creek acquisition as a Wexpro II property and provide for the following changes to the cost-of-service program:

•
the return on post-2015 development drilling will be lowered to the Commission allowed rate of return on investment as defined in the Wexpro II Agreement (currently 7.64%), and the pre-2016 investment base and associated returns will not be affected;

•	Wexpro and Questar Gas will reduce the threshold of maximum combined production from Wexpro properties from 65% of Questar Gas's annual forecasted demand to 55% in 2020;

Questar 2015 Form 10-K	16

•
Dry-hole and non-commercial well costs will be shared on a 50%/50% basis between utility customers and Wexpro so long as the costs allocated to utility customers do not exceed 4.5% of Wexpro's annual development drilling program costs;

•
Wexpro will share in 50% of the savings when the annual price of cost-of-service production is lower than the annual average market price. However Wexpro's 50% share of any annual savings will be limited so that Wexpro will not earn a return exceeding the return earned on gas development investment under the 1981 Wexpro Agreement.

Although Wexpro's pre-2016 investment base continues to earn the higher return described above, the pre-2016 investment base will continue to decline over time due to depreciation. Wexpro's post-2015 investment base will earn the lower return described above. Due to these factors, the Company expects Wexpro's overall earnings to decrease compared to prior years.

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

Wexpro's rate of development of cost-of-service gas may be limited. The proportion of Questar Gas's natural gas supply needs met by Wexpro has increased due to successful development of the Vermillion Basin and continued development of the Pinedale field. As described below, however, Wexpro has agreed to manage its supply to 65% or less of Questar Gas's annual forecasted demand. This threshold will decrease to 55% in 2020. Therefore, future growth depends on growth in Questar Gas's sales volumes. In addition, even if Questar Gas's sales volumes increase, Wexpro's gas-development program may be limited based on the volumes of cost-of-service gas it can supply to Questar Gas for the summer load and Questar Gas's ability to store gas during the summer for peak supply needs.

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

Wexpro has market price risk if production exceeds 65% of Questar Gas's forecasted demand. In September 2013, Wexpro completed the Trail acquisition. In the first quarter of 2014, the PSCU and the PSCW approved a stipulation for inclusion of the Trail acquisition properties in the Wexpro II Agreement. The stipulation allowed Wexpro to include the cost of the Trail properties in its investment base. As part of this stipulation, Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes. The 65% threshold will decrease to 55% in 2020.

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

Questar 2015 Form 10-K	17

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

Questar Pipeline's natural gas liquids revenues have declined. Questar Pipeline earns NGL revenues from its processing plant and pipeline facilities. These revenues have declined in the last few years due to lower prices and the development of upstream facilities that extract NGL before the gas is transported on Questar Pipeline's system.

Questar Pipeline's plans to sell Questar Southern Trails Pipeline may not be successful. Questar Pipeline has begun a process to sell Questar Southern Trails Pipeline assets. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $24 million. The eastern segment of Southern Trails Pipeline continues to operate at a loss. The Company recorded an impairment on the eastern segment of Southern Trails Pipeline in 2013, reducing its book value to zero. Assuming the Company can identify a buyer and negotiate acceptable terms, the Company's objective is to sale the Questar Southern Trails Pipeline during 2016. There is no assurance that the Company will be successful in selling Questar Southern Trails Pipeline.

Questar Pipeline's investment in the eastern segment of Questar Southern Trails Pipeline has been impaired and the pipeline is operating at a loss. The eastern segment of Questar Southern Trails Pipeline is currently operating in natural gas service at a loss. Questar Pipeline recorded an impairment of its investment in the eastern segment of Southern Trails in the third quarter of 2013. Operating losses have increased as the basis differential between the San Juan basin and California markets has decreased. Questar Pipeline may incur additional costs to seek abandonment of this pipeline for natural gas service if it is unsuccessful in selling the pipeline.

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

The legal dispute over gathering costs between Questar Gas and QEP Field Services Company could have an adverse financial impact on Questar Gas. As disclosed in Note 10 - Contingencies of the Company's consolidated financial statements included herein, Questar Gas and QEP Field Services Company are involved in a legal dispute over gathering costs. These gathering costs have been included in Questar Gas's rates as purchased-gas costs. The outcome of this dispute and its resulting financial impact on Questar Gas are uncertain at this time.

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

Questar 2015 Form 10-K	18

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

Questar is dependent on bank credit arrangements and continued access to capital markets to successfully execute its operating strategies. Questar relies on access to short-term commercial paper and long-term capital markets. The Company is dependent on these capital sources to provide financing for working capital and certain projects. The availability and cost of these credit sources can vary significantly; and these capital sources may not remain available or the Company may not be able to obtain capital at a reasonable cost in the future. In lieu of commercial paper issuance, the Company at times has utilized credit facilities with banks to meet short-term funding needs. Questar has a $500 million revolving credit facility and a $250 million 364-day credit facility with various banks. The credit facilities expire upon a change of control, such as the proposed Merger with Dominion Resources. However, the credit facilities have been amended to extend through the closing of the proposed Merger with Dominion Resources. Banks may be unable or unwilling to extend credit in the future. Questar's revolving credit facilities and commercial-paper program are subject to variable interest rates. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct the Company's businesses, the Company may not be able to keep investment-grade ratings.

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

Questar 2015 Form 10-K	19

Risks Related to Regulation

Questar is subject to complex federal, state and local environmental laws and regulations that could adversely affect its cost of doing business. Environmental laws and regulations are complex, change frequently and tend to become more restrictive over time. Some of the regulations with which Questar must comply include the National Environmental Policy Act; the Endangered Species Act; the Clean Air Act; the Clean Water Act; the National Historic Preservation Act; the Toxic Substance Control Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right to Know Act; the Oil Pollution Act; as well as similar state and local laws that can be stricter than federal laws.
Federal and state agencies frequently impose conditions on the Company's activities. These restrictions have become more stringent over time and can limit or prevent natural gas and oil development and production on Wexpro's leaseholds or construction of new transmission or distribution pipelines and related facilities. For example, the United States Fish and Wildlife Service may designate critical habitat areas for certain listed threatened or endangered species. A critical habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. The listing of certain species as threatened and endangered, could have a material impact on the Company's operations in areas where such species are found. The Clean Water Act and similar state laws regulate discharges of storm water, wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Accidental releases or failure to obtain permits for discharges could result in civil and criminal penalties, orders to cease such discharges, corrective actions, and other costs and damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.
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

Questar 2015 Form 10-K	20

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

In 2015, the federal government issued a “blueprint” outlining the policies it will adopt to address methane emissions from the oil and gas industry. The blueprint announces an overall goal to cut methane emissions by 45% from 2012 levels by 2025. This will occur through a combination of regulatory and voluntary initiatives that will be finalized in the near future. It is too early to predict how these new requirements will affect Questar's business, operations, or financial results.

The EPA has finalized rules under the Clean Air Act to reduce carbon dioxide emissions from existing fossil fuel fired electric generating power plants. These rules require states to adopt plans to reduce carbon dioxide emission by 32% from 2005 levels by 2030. Questar believes these rules provide an opportunity to further promote the energy efficiency and emissions savings benefits of natural gas.

If forthcoming climate change regulations recognize that use of natural gas in high-efficiency residential, commercial, transportation, industrial and electricity-generation applications is essential to reduce U.S. greenhouse-gas emissions, use of natural gas in these applications should increase. Similarly, natural gas will be essential in ensuring electrical-grid reliability as reliance on intermittent renewable energy increases in the future. Use of natural gas as an alternative transportation fuel has slowed as the price of oil has declined. On the other hand, federal regulation of methane and carbon dioxide could increase the price of natural gas, restrict access to or the use of natural gas, and/or reduce natural gas demand. The impact on the environment of natural gas drilling, production and transportation continues to be analyzed and debated, which could influence future laws and regulations. Federal, state, and local governments may pass laws mandating the use of alternative-energy sources, such as wind, solar, and geothermal energy. The increased use of alternative energy could reduce the future demand for natural gas. It is uncertain whether Questar's operations and properties are exposed to possible physical risks, such as severe weather patterns due to climate change, as a result of man-made greenhouse gases.

Questar is subject to changing U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration and state rules and regulations, which may increase costs. The Company is subject to PHMSA non-compliance risk due to significant legislative mandates and pending rulemaking. The reauthorization of the Pipeline Safety Act was approved by the Senate Commerce Committee in December, 2015 with five amendments. The final consensus version of the bill may include significant new or restated mandates. One of these amendments included the requirement for PHMSA to establish rules for improving the safety of underground natural gas storage facilities. Based on the current problems with the Southern California storage facility, its is expected that Congress and PHMSA will issue emergency regulation to hasten industry adoption of down-hole integrity management programs. This would increase costs to the Company.

The last reauthorization in 2011 included 42 congressional mandates directed at the natural gas and pipeline industry, of which the PHMSA has only satisfied approximately 50%. This creates a significant risk to the Company and the pipeline industry in the form of potential new legislation targeting the gaps that the PHMSA has yet to fill. Included in the 2011 reauthorization were new provisions on historical records research, maximum-allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. The PHMSA has not yet issued new rulemaking on most of these items.

PHMSA completed several audits of Questar Pipeline facilities and records in the last three years with only minor findings and no proposed fines. Auditors from the states of Utah, Wyoming and Idaho continue to inspect Questar Gas's records, facilities and practices but have issued only minor findings and no fines. Penalties associated with non-compliance could be substantial if violations and corrective-action orders are issued. The Company expects to continue to incur significant costs to upgrade or re-certify infrastructure to meet changing regulations and legislative mandates or to respond to escalating information requests.

Questar 2015 Form 10-K	21

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

Questar faces risks of cyber-security attacks and loss of sensitive customer and employee data. Questar may be vulnerable to cyber-attacks by individuals or organizations intending to disrupt business operations or obtain sensitive customer and employee data. In addition, this sensitive data may be disseminated through intentional or unintentional actions by employees, agents or vendors. The Company's operations and its ability to serve customers may be significantly impacted if its operating and business systems were unavailable. The cost to remedy an unintended dissemination of sensitive information may be significant. Questar mitigates these risks through a defense-in-depth approach utilizing information technology security measures including system disaster-recovery procedures, intrusion-prevention systems, vulnerability management, network segmentation, internet scanning, anti-virus and malware scanning, system-access procedures and system-change-control procedures.

The underfunded status of the Company's defined benefit pension plans and postretirement medical and life insurance plans increases costs and may require large contributions, which may divert funds from other uses. As of December 31, 2015, the Company's defined benefit pension plans were $86.8 million underfunded and its postretirement medical and life insurance plans were $41.9 million underfunded. The level of underfunding decreased in 2015 because of contributions and an

Questar 2015 Form 10-K	22

increase in the discount rate used to value the liabilities and changes in mortality tables partially offset by lower asset returns. The underfunded status of the plans may require large contributions, which may divert funds from other uses by the Company. Over time, periods of declining interest rates and asset values may result in further reduction of the funding status of the plans and require additional contributions. Questar cannot predict whether these factors will require the Company to make contributions greater than current expectations. Employees hired or rehired after June 30, 2010, are not eligible for the defined benefit pension plans and employees hired or rehired after December 31, 1996, are not eligible for the postretirement medical plan and are not eligible to receive basic life coverage once they retire.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

RETAIL GAS DISTRIBUTION - Questar Gas
Questar Gas distributes gas to customers along the Wasatch Front, the major populated area of Utah, which includes the metropolitan areas of Salt Lake, Provo, and Ogden. It also serves customers throughout the state, including the cities of Price, Roosevelt, Park City, Logan, Vernal, Moab, Monticello, Fillmore, Cedar City and St. George. Questar Gas supplies natural gas to the southwestern Wyoming communities of Rock Springs, Green River, Evanston, Kemmerer and Diamondville, and the southeastern Idaho community of Preston. To supply these communities Questar Gas owns and operates distribution systems and has a total of 28,782 miles of street mains, service lines and interconnecting pipelines. Questar Gas has a major operations center in Salt Lake City, and has operations centers, field offices and service-center facilities in other parts of its service area.

GAS AND OIL DEVELOPMENT AND PRODUCTION - Wexpro
Wexpro develops, produces and delivers cost-of-service natural gas for Questar Gas under the terms of the Wexpro agreements. The estimates of proved reserves were made by Wexpro's reservoir engineers as of December 31, 2015. All reported reserves are located in the United States. Wexpro sells crude oil and NGL production from certain producing properties at market prices. Wexpro recovers its costs and return on investment from the proceeds. Any residual operating income after recovery of costs and return is shared 54% Questar Gas, 46% Wexpro.

Property Acquisitions:
In December 2015, Wexpro acquired working interests in 75 producing wells and 112 future drilling locations in the Vermillion Basin in southwestern Wyoming for $16 million. Wexpro and Questar Gas plan to submit this property to the PSCU and PSCW for inclusion in the Wexpro II Agreement.

In December 2014, Wexpro acquired an additional interest in natural gas-producing properties in existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin (Canyon Creek acquisition). In September 2013, Wexpro acquired an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin (Trail acquisition). Under the terms of the Wexpro II Agreement, these properties were submitted to the PSCU and PSCW (the Commissions). The Commissions approved the Canyon Creek and the Trail acquisition's in the fourth quarter of 2015 and the first quarter of 2014, respectively. Refer to Note 18 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding the Trail and Canyon Creek acquisitions.

Wexpro may acquire additional gas development properties that are in locations separate from its current operations or are not approved by the Commissions for inclusion in the Wexpro II Agreement. In these cases, Wexpro will develop these properties and sell the production in the market or through contracts with other customers.

The following disclosures of gas and oil development and production properties include the acquisitions which have been approved by the Commissions.

Questar 2015 Form 10-K	23

Reserves
The following table sets forth estimated proved natural gas and oil reserves:

	December 31, 2015			December 31, 2014
	Natural Gas	Oil and NGL	Natural Gas Equivalents	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)	(Bcf)	(Mbbl)	(Bcfe)
Proved developed reserves	453.3	2,885	470.7	552.9	4,678	581.0
Proved undeveloped reserves	79.3	307	81.1	13.2	53	13.5
Total proved reserves	532.6	3,192	551.8	566.1	4,731	594.5

Significant changes in proved undeveloped reserves for 2015 were as follows:

Natural Gas Equivalents
(Bcfe)
Balance at December 31, 2014	13.5
Revisions of previous estimates	(0.8)
Extensions and discoveries	81.1
Transferred to proved developed reserves	(12.7)
Balance at December 31, 2015	81.1

Refer to Note 20 to the financial statements included in Item 8 of Part II of this Annual Report for additional information pertaining to the Company's reserves.

Wexpro will file reserves estimates as of December 31, 2015, with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23. Although Wexpro uses the same technical and economic assumptions when it prepares the EIA-23, it is obligated to report reserves for the wells it operates, not for all wells in which it has an interest, and to include the reserves attributable to other owners in such wells.

Production
The following table sets forth the net production volumes and the production costs per Mcfe for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Volumes produced
Natural gas - cost-of-service deliveries (Bcf)	57.7	63.5	59.2
Natural gas - sales (Bcf)	4.4	0.8	1.4
Oil and NGL (Mbbl)	464	587	617
Total production (Bcfe)	64.9	67.8	64.3
Lifting costs (per Mcfe)
Lease operating expense	$0.42	$0.44	$0.43
Production taxes	0.33	0.56	0.44
Total lifting costs	$0.75	$1.00	$0.87

Productive Wells
The following table summarizes the Company's productive wells as of December 31, 2015. All wells are located in the United States.

	Gas Wells	Oil Wells	Total
Gross	1,537	95	1,632
Net	758	32	790

Questar 2015 Form 10-K	24

Although many wells produce both gas and oil, a well is categorized as either a gas or an oil well based upon the ratio of gas to oil produced. Each gross well completed in more than one producing zone is counted as a single well. At the end of 2015, the Company had 13 gross wells with multiple completions.

Leasehold Acres
The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2015. Excluded from the table is acreage in which the Company's interest is limited to royalty, overriding-royalty and other similar interests. All leasehold acres are located in the United States.

	Developed Acres(1)		Undeveloped Acres(2)		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Wyoming	93,073	84,989	188,224	177,305	281,297	262,294
Colorado	28,934	25,154	—	—	28,934	25,154
Utah	14,013	13,773	—	—	14,013	13,773
Other	759	759	—	—	759	759
Total	136,779	124,675	188,224	177,305	325,003	301,980

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

	Undeveloped Acres Expiring
	Gross	Net
	Year Ending December 31,
2016	27,992	27,992
2017	46,329	46,329
2018	1,960	1,960
2019	—	—
2020 and later	111,943	101,024
Total	188,224	177,305

Gross and net undeveloped acreage amounts in the preceding tables are subject to adjustment pending confirmation of title to certain properties acquired in the fourth quarter of 2014.

Drilling Activity
The following table summarizes the number of development wells drilled by Wexpro during the years indicated. Wexpro did not drill any exploratory wells.

	Productive			Dry
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Net Wells Completed
Development	5.8	7.7	41.9	—	—	—

Gross Wells Completed
Development	8	11	59	—	—	—

Questar 2015 Form 10-K	25

INTERSTATE GAS TRANSPORTATION – Questar Pipeline
Questar Pipeline had consolidated firm transportation contracts of 5,221 Mdth per day at December 31, 2015. These commitments included 1,963 Mdth per day for Questar Pipeline; 2,157 Mdth per day for Overthrust Pipeline, a wholly-owned subsidiary; 81 Mdth per day for Southern Trails Pipeline, a wholly-owned subsidiary; and 1,020 Mdth per day for Questar Pipeline's 50% ownership of White River Hub. Questar Pipeline and its subsidiaries operate 2,667 miles of natural gas transportation pipelines that interconnect with other pipelines, including 10 miles owned by a third party. Its core system includes two segments, referred to as the northern system and southern system. The northern system extends from northwestern Colorado through southwestern Wyoming into northern Utah, while the southern system extends from western Colorado to Goshen, Utah. Questar Pipeline's natural gas transportation pipeline mileage includes: pipelines at storage fields and tap lines used to serve Questar Gas; 258 miles of Overthrust Pipeline; and 487 miles of the Southern Trails Pipeline; but does not include 96 miles of Southern Trails Pipeline that is not in service in Southern California. Questar Pipeline's system ranges in diameter from lines that are less than four inches to 36-inches. Questar Pipeline owns large-scale compressor stations, which boost the pressure of natural gas transported on its pipelines for delivery to utility customers and third-party pipelines. Questar Pipeline also owns processing facilities for dew-point control to meet gas-quality specifications of downstream pipelines.

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

Regulatory Proceedings
See Note 12 to the financial statements included in Item 8 of Part II of this Annual Report for information concerning various regulatory proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

Questar 2015 Form 10-K	26

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Five-Year Cumulative Total Return to Shareholders
The following table and graph compare the cumulative total return of the Company's common stock with the cumulative total returns of a peer group of natural gas companies selected by Questar, and of the S&P 500 stock index:

	2010	2011	2012	2013	2014	2015
Questar	$100.00	$117.97	$121.38	$145.50	$165.21	$132.46
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Peer Group	100.00	111.73	110.02	141.96	160.72	166.19
Prior Peer Group	100.00	116.26	117.19	159.18	173.01	169.60

The chart assumes $100 is invested at the close of trading on December 31, 2010, in the Company's common stock, the S&P 500 index and the index of current and prior peer companies. It also assumes all dividends are reinvested. For 2015, the Company had an annual return of (19.82%) compared to 1.38% for the S&P index, 3.41% for the peer group index and (1.97%) for the prior peer company index. For the five-year period, the Company had a compound annual total return of 5.78% compared to 12.57% for the S&P 500 index, 10.69% for peer company index and 11.14% for the prior peer company index. The peer group is comprised of AGL Resources Inc.; Atmos Energy Corp.; Black Hills Corp.; Laclede Group, Inc; MDU Resources Group, Inc.; National Fuel Gas Co.; New Jersey Resources Corp.; Northwest Natural Gas Co.; One Gas, Inc.; Piedmont Natural Gas Co.; South Jersey Industries, Inc.; Southwest Gas Corp.; Vectren Corp.; and WGL Holdings, Inc. Three companies, Energen Corp., EQT Corp. and NiSource Inc.,were removed from the peer group in 2015 and replaced with Black Hills Corp., Laclede Group, Inc. and One Gas, Inc. These changes were due to acquisitions or divestitures resulting in the prior peer companies no longer being in the same line of business as Questar.

Questar 2015 Form 10-K	27

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of Questar under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the graph by reference.

Questar's common stock is listed on the New York Stock Exchange (NYSE:STR). As of January 31, 2016, Questar had 6,630 shareholders of record. Following is a summary of Questar's quarterly stock-price and dividend information:

	High price	Low price	Dividend
	(per share)
2015
First quarter	$26.44	$22.47	$0.2100
Second quarter	24.33	20.88	0.2100
Third quarter	22.29	18.29	0.2100
Fourth quarter	21.21	18.02	0.2100
			$0.8400
2014
First quarter	$24.09	$22.07	$0.1800
Second quarter	24.89	22.83	0.1900
Third quarter	24.85	21.49	0.1900
Fourth quarter	26.44	21.06	0.1900
			$0.7500

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Questar had no unregistered sales of equity securities during the fourth quarter of 2015. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Exchange Act that occurred during the quarter ended December 31, 2015:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 October 1, 2015 through October 31, 2015	—	$—	—	—
Month #2 November 1, 2015 through November 30, 2015	—	$—	—	—
Month #3 December 1, 2015 through December 31, 2015	9,844	$19.40	—	—
Total	9,844	$19.40	—

(1) There were 9,844 shares purchased in Month #3 in conjunction with tax-payment elections under the Company's Long-Term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's Board of Directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules. The one million share repurchase threshold was met in the third quarter of 2015.

Questar 2015 Form 10-K	28

ITEM 6.  SELECTED FINANCIAL DATA.

Selected Questar financial data for the five years ending December 31, 2015, is provided in the table below. Refer to Items 7 and 8 in Part II of this Annual Report for discussion of facts affecting the comparability.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per-share amounts)
Results Of Operations
Revenues	$1,134.9	$1,189.3	$1,220.0	$1,098.9	$1,194.4
Operating income	374.4	405.4	305.8	375.7	366.9
Income from continuing operations	208.7	226.5	161.2	212.0	207.9
Net income attributable to Questar	$208.7	$226.5	$161.2	$212.0	$207.9
Earnings per common share attributable to Questar
Basic	$1.18	$1.29	$0.92	$1.20	$1.17
Diluted	$1.18	$1.29	$0.92	$1.19	$1.16
Weighted-average common shares outstanding
Used in basic calculation	176.1	175.8	175.4	176.5	177.4
Used in diluted calculation	176.3	176.1	176.0	177.5	178.8
Financial Position
Total assets at December 31,	$4,377.8	$4,243.9	$4,044.6	$3,790.3	$3,556.1
Total liabilities at December 31,	$3,062.7	$2,997.7	$2,845.8	$2,754.7	$2,522.6
Capitalization and short-term debt at Dec. 31,
Short-term debt	$457.6	$347.0	$276.0	$263.0	$219.0
Current portion of long-term debt and capital lease obligation	251.4	26.1	0.9	42.7	91.5
Long-term debt and capital lease obligation, less current portion	1,004.1	1,257.5	1,285.5	1,138.2	993.0
Total equity	$1,315.1	$1,246.2	$1,198.8	$1,035.6	$1,033.5
Book value per common share at December 31,	$7.51	$7.10	$6.85	$5.92	$5.81
Cash Flow Of Continuing Operations
Net cash provided by operating activities	$411.4	$443.6	$502.1	$467.7	$489.0
Capital expenditures, including acquisitions	(330.4)	(371.5)	(503.7)	(370.7)	(367.7)
Net cash used in investing activities	(335.5)	(366.8)	(508.0)	(365.3)	(370.9)
Net cash provided by (used in) financing activities	(82.9)	(60.8)	5.1	(97.2)	(128.3)
Dividends per share	$0.84	$0.75	$0.71	$0.665	$0.62

Questar 2015 Form 10-K	29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Following are comparisons of net income (loss) by line of business:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions, except per-share amounts)
Questar Gas	$64.3	$55.2	$52.8	$9.1	$2.4
Wexpro(2)	98.9	122.8	110.6	(23.9)	12.2
Questar Pipeline(1)	59.6	60.6	8.2	(1.0)	52.4
Corporate and other(3)	(14.1)	(12.1)	(10.4)	(2.0)	(1.7)
Net income	$208.7	$226.5	$161.2	$(17.8)	$65.3
Add: after-tax Pipeline asset impairment charge(1)	—	—	52.4	—	(52.4)
Add: after-tax Wexpro's leasehold impairment charge(2)	7.9	—	—	7.9	—
Add: after-tax pension settlement charge(3)	10.3	—	—	10.3	—
Adjusted earnings	$226.9	$226.5	$213.6	$0.4	$12.9

Earnings per share - diluted	$1.18	$1.29	$0.92	$(0.11)	$0.37
Add: diluted loss per share attributable to Pipeline asset impairment charge(3)	—	—	0.29	—	(0.29)
Add: diluted loss per share attributable to Wexpro's leasehold impairment charge(2)	0.04	—	—	0.04	—
Add: diluted loss per share attributable to pension settlement charge(3)	0.06	—	—	0.06	—
Adjusted earnings per share - diluted	$1.28	$1.29	$1.21	$(0.01)	$0.08

Weighted-average diluted shares	176.3	176.1	176.0	0.2	0.1

(1) Third quarter 2013 impairment of the eastern segment of Questar Pipeline's Southern Trails Pipeline.
(2) Fourth quarter 2015 Wexpro's leasehold impairment.
(3) Fourth quarter 2015 pension settlement costs.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations because of the pension settlement and impairment charges' infrequent and nonrecurring nature. Refer to Note 14 and Note 17 to the financial statements included in Item 8 of Part II of this Annual Report for additional information on the pension settlement and impairments charges.

QUESTAR GAS
Questar Gas reported net income of $64.3 million in 2015 compared to $55.2 million in 2014 and $52.8 million in 2013. The increases were primarily due to additional margin from increased customers and a 2014 Utah general rate case.

Questar 2015 Form 10-K	30

Following is a summary of Questar Gas financial and operating results:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Net Income
REVENUES
Residential and commercial sales	$847.3	$875.7	$910.3	$(28.4)	$(34.6)
Industrial sales	23.6	29.9	28.1	(6.3)	1.8
Transportation for industrial customers	21.2	17.9	14.4	3.3	3.5
Service	4.7	4.8	4.8	(0.1)	—
Other	20.8	32.6	28.2	(11.8)	4.4
Total Revenues	917.6	960.9	985.8	(43.3)	(24.9)
Cost of natural gas sold
From unaffiliated parties	164.6	181.4	279.7	(16.8)	(98.3)
From affiliated companies	393.5	423.4	370.9	(29.9)	52.5
Total cost of natural gas sold	558.1	604.8	650.6	(46.7)	(45.8)
Margin	359.5	356.1	335.2	3.4	20.9
OTHER OPERATING EXPENSES
Operating and maintenance	111.9	122.5	113.1	(10.6)	9.4
General and administrative	50.6	52.8	52.5	(2.2)	0.3
Depreciation and amortization	55.1	53.6	49.7	1.5	3.9
Other taxes	19.3	17.8	18.0	1.5	(0.2)
Total Other Operating Expenses	236.9	246.7	233.3	(9.8)	13.4
Net gain from asset sales	—	0.1	—	(0.1)	0.1
OPERATING INCOME	122.6	109.5	101.9	13.1	7.6
Interest and other income	4.8	5.9	5.1	(1.1)	0.8
Interest expense	(28.3)	(28.2)	(22.3)	(0.1)	(5.9)
Income taxes	(34.8)	(32.0)	(31.9)	(2.8)	(0.1)
NET INCOME	$64.3	$55.2	$52.8	$9.1	$2.4
Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	94.0	98.0	114.9	(4.0)	(16.9)
Industrial sales	3.3	4.3	4.4	(1.0)	(0.1)
Transportation for industrial customers	77.2	81.3	64.5	(4.1)	16.8
Total industrial	80.5	85.6	68.9	(5.1)	16.7
Total deliveries	174.5	183.6	183.8	(9.1)	(0.2)
Natural gas revenue (per dth)
Residential and commercial	$9.01	$8.93	$7.92	$0.08	$1.01
Industrial sales	7.22	7.14	6.47	0.08	0.67
Transportation for industrial customers	0.27	0.22	0.22	0.05	—
System natural gas cost (per dth)	$5.05	$5.98	$5.00	$(0.93)	$0.98
Colder (warmer) than normal temperatures	(19%)	(17%)	8%	(2%)	(25%)
Temperature-adjusted usage per customer (dth)	103.3	108.9	108.0	(5.6)	0.9
Customers at December 31, (in thousands)	990	962	946	28	16

Questar 2015 Form 10-K	31

Margin Analysis
Questar Gas's margin (revenues less gas costs) increased $3.4 million in 2015 compared to 2014 and increased $20.9 million in 2014 compared to 2013. Following is a summary of major changes in Questar Gas's margin for 2015 compared to 2014 and 2014 compared to 2013:

	Change
	2015 vs. 2014	2014 vs. 2013
	(in millions)
Customer growth	$7.4	$4.7
Transportation	3.1	4.3
Infrastructure-replacement cost recovery	(2.7)	(9.6)
Change in rates - general service	11.8	12.3
Natural gas vehicle revenues	(1.4)	—
Energy-efficiency program cost recovery	(14.3)	8.1
Recovery of gas-cost portion of bad debt costs	—	0.9
Other	(0.5)	0.2
Increase	$3.4	$20.9

At December 31, 2015, Questar Gas served 990,381 customers, up from 962,225 at December 31, 2014, and 945,971 at December 31, 2013. The increase from 2014 to 2015 includes the purchase of Eagle Mountain City's natural gas system for $11.4 million on March 5, 2015. The acquisition added over 6,500 natural gas customers. Customer growth increased the margin by $7.4 million in 2015 and $4.7 million in 2014.

Transportation service revenues increased the margin $3.1 million during 2015 due to higher rates more than offsetting the declining transportation volumes.

Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%. Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. The Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014. Thereafter, Questar Gas was able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas margin, from the infrastructure-replacement program, decreased $2.7 million in 2015.

In December 2014, Questar Gas held hearings on a general rate case in Wyoming. The Wyoming Public Service Commission (PSCW) ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates was effective March 1, 2015.

As described above in the Utah and Wyoming rate cases, the change in general-service rates, excluding the infrastructure-replacement program, increased the margin by $11.8 million in 2015.

Natural gas vehicle revenues decreased the margin by $1.4 million during 2015 due to lower volumes because of competing fuel prices partially offset by the fuel tax credits.

Recovery of EEP costs reduced Questar Gas margin in 2015 by $14.3 million. EEP costs are incurred to promote energy conservation by customers. Changes in the margin contribution from EEP recovery revenues are offset by equivalent changes in program expenses.

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

Questar 2015 Form 10-K	32

Temperature-adjusted usage per customer decreased by 5% in 2015 and was essentially flat in 2014 and 2013. The impact on the Company margin from changes in usage per customer has been mitigated by the CET. The CET adjustment increased revenues by $9.9 million in 2015, decreased revenues by $11.1 million in 2014 and decreased revenues by $1.1 million in 2013, offsetting changes in customer usage.

Weather, as measured in degree days, was 19% warmer than normal in 2015, 17% warmer than normal in 2014 and 8% colder than normal in 2013. A weather-normalization adjustment on customer bills generally offsets financial impacts of temperature variations.

Cost of Natural Gas Sold
Cost of natural gas sold decreased 8% in 2015 compared to 2014 and decreased 7% in 2014 compared to 2013. The 2015 decrease was due to a 5% decrease in volumes sold and a 16% decrease in the purchase cost of natural gas. The 2014 decrease was due to a 14% decrease in volumes sold, partially offset by a 20% increase in the purchase cost of natural gas. Cost of natural gas from affiliates includes cost-of-service gas supplies from Wexpro and transportation and storage from Questar Pipeline. These costs decreased 7% in 2015 due to lower cost-of-service gas production volumes and increased 14% in 2014 due to Wexpro's higher investment in gas development properties resulting in higher volumes of cost-of-service gas. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW (the Commissions). Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of December 31, 2015, Questar Gas had an $18.9 million under-collected balance in the purchased-gas adjustment account representing costs incurred in excess of costs recovered from customers. In September 2015, Questar Gas filed requests in Utah and Wyoming to reduce annualized gas costs collected from customers by $18.1 million. This request was approved by the Commissions and became effective October 2015. Gas purchase costs are expected to stay at or near their current levels for the remainder of the heating season. Refer to Note 1 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding cost of natural gas sold.

Other Expenses
Operating and maintenance expenses decreased 9% in 2015 compared to 2014 and increased 8% in 2014 compared to 2013. The changes included EEP cost recoveries that were $14.3 million lower in 2015 and $8.1 million higher in 2014. Excluding EEP charges, operating and maintenance expenses increased 4% in 2015 and 2% in 2014.

General and administrative costs decreased 4% in 2015 compared to 2014 and were largely unchanged in 2014 compared to 2013. The 2015 decrease was primarily due to lower employee related and allocated corporate expenses. The sum of operating, maintenance, general and administrative expenses per customer, excluding EEP costs, was $140 in 2015, $143 in 2014 and $144 in 2013.

Other taxes increased 8% in 2015 compared to 2014 and decreased slightly in 2014 compared to 2013. The 2015 increase was due to increased property tax valuations and rates.

Depreciation and amortization expense was 3% higher in 2015 compared to 2014 and increased 8% in 2014 compared to 2013 due to higher depreciation expense from plant additions driven by customer growth and feeder-line replacements.

Acquisition of Eagle Mountain City's Natural Gas System
In March 2015, Questar Gas purchased Eagle Mountain City's municipal natural gas system for $11.4 million. At the time of acquisition, the city had over 6,500 natural gas customers.

WEXPRO
Wexpro reported net income of $98.9 million in 2015 compared to $122.8 million in 2014 and $110.6 million in 2013. The change in net income resulted primarily from decreased net investment in cost-of-service gas development wells and a leasehold impairment.

Questar 2015 Form 10-K	33

Following is a summary of Wexpro financial and operating results:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Net Income
REVENUES
Operator service fee	$313.3	$350.5	$294.0	$(37.2)	$56.5
Oil and NGL sales	11.4	30.0	40.9	(18.6)	(10.9)
Natural gas sales and other	17.3	5.4	5.0	11.9	0.4
Total Revenues	342.0	385.9	339.9	(43.9)	46.0
OPERATING EXPENSES
Operating and maintenance	27.4	29.5	27.8	(2.1)	1.7
Gathering and other handling	1.5	0.4	0.8	1.1	(0.4)
General and administrative	33.5	32.6	28.7	0.9	3.9
Production and other taxes	21.2	37.6	28.3	(16.4)	9.3
Depreciation, depletion and amortization	99.4	100.5	85.8	(1.1)	14.7
Exploration	0.7	1.6	—	(0.9)	1.6
Abandonment and impairment	12.5	2.0	—	10.5	2.0
Oil and NGL income sharing	—	—	0.6	—	(0.6)
Total Operating Expenses	196.2	204.2	172.0	(8.0)	32.2
Net gain (loss) from asset sales	1.6	1.6	(0.2)	—	1.8
OPERATING INCOME	147.4	183.3	167.7	(35.9)	15.6
Interest and other income	0.9	1.1	5.0	(0.2)	(3.9)
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)	—
Income taxes	(49.2)	(61.5)	(62.0)	12.3	0.5
NET INCOME	$98.9	$122.8	$110.6	$(23.9)	$12.2

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	57.7	63.5	59.2	(5.8)	4.3
Natural gas - sales (Bcf)	4.4	0.8	1.4	3.6	(0.6)
Oil and NGL (Mbbl)	464	587	617	(123)	(30)
Natural gas average sales price (per Mcf)	$2.79	$4.57	$3.74	$(1.78)	$0.83
Oil and NGL average sales price (per bbl)	$37.21	$80.57	$85.20	$(43.36)	$(4.63)
Investment base at Dec. 31, (in millions)	$642.9	$649.0	$589.7	$(6.1)	$59.3

Revenues
Wexpro earned a 17.5% after-tax return on average investment base in 2015 compared to 17.9% in 2014 and 19.7% in 2013. The decline in the 2015 and 2014 return was due to the addition of Wexpro II investments, which earn a lower return on the acquisition cost. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. In 2015, Wexpro earned a return of 19.76% on successful gas development drilling and a return of 7.65% on acquisition costs of Wexpro II properties. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital, deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement by the Commissions. The investment base remained relatively flat in 2015 compared to 2014 after increasing 10% in 2014 compared to 2013. The consistent investment base over the past two years is primarily due to property acquisitions offset by depreciation, depletion and amortization.

Questar 2015 Form 10-K	34

Following is a summary of changes in the Wexpro investment base:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Investment base at beginning of year	$649.0	$589.7	$531.1
Property acquisitions	46.4	103.7	—
Successful development wells and related equipment	29.3	44.2	158.5
Depreciation, depletion and amortization	(87.2)	(97.6)	(79.2)
Change in deferred taxes	5.4	9.0	(20.7)
Investment base at end of year	$642.9	$649.0	$589.7

The December 31, 2015 investment base includes the cost of the December 2014 Canyon Creek acquisition. The Commissions authorized the inclusion of this acquisition in Wexpro II in the fourth quarter of 2015. The December 31, 2014 investment base includes the cost of the September 2013 Trail acquisition that the Commissions authorized in the first quarter of 2014.

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

Wexpro produced 57.7 Bcf of cost-of-service natural gas for Questar Gas during 2015, compared to 63.5 Bcf in 2014 and 59.2 Bcf in 2013. The lower production level in 2015 is largely due to reduced investment in gas-development wells. Cost-of-service natural gas production provided the majority of Questar Gas's supply requirements in 2013 through 2015.

Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production on the market to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes. The 65% threshold will decrease to 55% in 2020.

Revenues from oil and NGL sales decreased 62% in 2015 compared to 2014 after decreasing 27% in 2014 compared to 2013. The 2015 and 2014 decreases were driven by a respective 54% and 5% drop in the average selling price for oil and NGL and lower volumes for oil and NGL.

Revenues from natural gas sales in 2015 and 2014 were primarily attributable to the Canyon Creek and Trail acquisitions prior to their inclusion under the Wexpro II Agreement. See below and Note 18 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding the Trail and Canyon Creek acquisitions.

Other revenues consist primarily of gains on the sale of property that were credited back to Questar Gas customers through reductions of the operator service fee. The sales of the Brady field and Spearhead Ranch and Powell Pressure Maintenance oil fields are described below.

Expenses
Operating and maintenance expenses were down 7% in 2015 compared to 2014 and were up 6% in 2014 compared to 2013. The 2015 decrease was due largely to lower workover expense. The 2014 increase was due largely to higher natural gas production volumes. Lease operating expense was $0.42 per Mcfe in 2015, $0.44 per Mcfe in 2014 and $0.43 per Mcfe in 2013.

General and administrative expenses were 3% higher in 2015 compared to 2014 and 14% higher in 2014 compared to 2013. The increases were due to higher employee-related and allocated corporate expenses.

Questar 2015 Form 10-K	35

Production and other taxes were 44% lower in 2015 compared to 2014 and 33% higher in 2014 compared to 2013. These taxes were $0.33 per Mcfe in 2015, $0.56 per Mcfe in 2014 and $0.44 per Mcfe in 2013. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL. The average price of natural gas used to calculate production taxes was $3.12 per Mcf in 2015, $4.82 per Mcf in 2014 and $3.85 per Mcf in 2013.

Depreciation, depletion and amortization expense was $1.83 per Mcfe in 2015, $1.75 in 2014 and $1.56 per Mcfe in 2013. The increases were due to higher development costs and the depletion of older, lower-cost natural gas reserves.

Under the terms of the Wexpro agreements, Wexpro shares 54% of its operating income from oil and NGL production with Questar Gas after recovery of expenses and a return on Wexpro's investment in successful wells. Questar Gas received oil and NGL income sharing amounting $0.6 million in 2013, which was credited to customers. No oil and NGL sharing amounts were reported for 2014 or 2015.

Wexpro incurred exploration expenses of $0.7 million in 2015 and $1.6 million in 2014 related to expenditures for contract services and seismic data associated with the purchase of unproved properties.

In the fourth quarter of 2015, Wexpro recorded an abandonment and impairment charge of $12.1 million for the South Moxa leasehold because current market prices do not support a drilling program. In the second quarter of 2014, Wexpro recorded an abandonment and impairment charge of $2.0 million for its share of the remaining investment in the Brady field since the field had reached the end of its productive life.

On January 26, 2016, Xcel Energy Inc., a subsidiary of Public Service Co. of Colorado, proposed an arrangement with Wexpro to lock in low gas prices for its customers. In an application with the Colorado Public Utilities Commission, the Xcel Energy subsidiary highlighted Wexpro's experience developing gas reserves as a long-term physical hedging strategy. The utility emphasized that the investment would help diversify the utility's access to gas supplies.

Sale of Assets
In the second quarter of 2015, Wexpro sold its share of the Brady field, recognized a gain of $1.4 million and credited $3.8 million back to Questar Gas customers through a reduction in the operator service fee for a total gain of $5.2 million.

In the third quarter of 2014, Wexpro sold its investment in the Spearhead Ranch and Powell Pressure Maintenance oil fields in central Wyoming. Wexpro recorded a gain of $1.5 million on this sale and credited $1.8 million back to Questar Gas customers through a reduction in the operator service fee, for a total gain of $3.3 million.

Property Acquisitions and Modifications to Wexpro Agreements
In December 2015, Wexpro acquired working interests in 75 producing wells and 112 future drilling locations in the Vermillion Basin in southwestern Wyoming for $16 million.

In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin. During 2015 Wexpro and Questar Gas submitted an application to the Commissions for approval to include the acquired Canyon Creek properties under the terms of the Wexpro II Agreement. As part of this application, Wexpro proposed significant changes to its cost-of-service program to enable future cost-of-service gas production to be more competitive with market prices. The proposed changes to the cost-of-service program were subsequently modified by a Settlement Stipulation among Questar Gas, Wexpro, the Utah Division of Public Utilities, the Utah Office of Consumer Services and the Wyoming Office of Consumer Advocate. The proposed modifications to the Wexpro Agreements, as modified by the Settlement Stipulation, were approved by the PSCU on November 17, 2015 and by the PSCW on November 24, 2015.

As modified, the Wexpro Agreements include the Canyon Creek acquisition as a Wexpro II property and provide for the following changes to the cost-of-service program:

•
the return on post-2015 development drilling will be lowered to the Commission allowed rate of return on investment as defined in the Wexpro II Agreement (currently 7.64%), and the pre-2016 investment base and associated returns will not be affected;

•	Wexpro and Questar Gas will reduce the threshold of maximum combined production from Wexpro properties from 65% of Questar Gas's annual forecasted demand to 55% in 2020;

•
Dry-hole and non-commercial well costs will be shared on a 50%/50% basis between utility customers and Wexpro so long as the costs allocated to utility customers do not exceed 4.5% of Wexpro's annual development drilling program costs;

Questar 2015 Form 10-K	36

•
Wexpro will share in 50% of the savings when the annual price of cost-of-service production is lower than the annual average market price. However Wexpro's 50% share of any annual savings will be limited so that Wexpro will not earn a return exceeding the return earned on gas development investment under the 1981 Wexpro Agreement.

Although Wexpro's pre-2016 investment base continues to earn the higher return described above, the pre-2016 investment base will continue to decline over time due to depreciation. Wexpro's post-2015 investment base will earn the lower return described above. Due to these factors, the Company expects Wexpro's overall earnings to decrease compared to prior years.

In September 2013, Wexpro acquired an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin. In the first quarter of 2014, the Commissions approved a stipulation for inclusion of these properties in the Wexpro II Agreement. Refer to Note 18 to the financial statements included in Item 8 of Part II of this Annual Report for additional information regarding the Trail and Canyon Creek acquisitions.

Agreement with Laramie Energy
In September 2015 Wexpro entered into a Joint Development Agreement with Laramie Energy to jointly participate in drilling about 80 wells in four drilling pads in the Piceance Basin of western Colorado. The Agreement gives Wexpro options to elect not to participate on a pad-by-pad basis if certain market price, well costs and well performance levels are not met. The Agreement also provides Wexpro with options to obtain deeper drilling rights and expand the drilling program up to 300 wells, depending on commodity prices. In October 2015, Wexpro participated in the drilling of the first pad. In December 2015, Wexpro and Laramie Energy mutually agreed to suspend drilling of any future pads due to low market prices.

QUESTAR PIPELINE
Questar Pipeline reported 2015 net income of $59.6 million compared to $60.6 million in 2014 and $8.2 million in 2013. The primary driver of the significantly lower 2013 earnings was a $52.4 million after-tax write-down of the eastern segment of Southern Trails Pipeline in the third quarter of 2013.

Questar 2015 Form 10-K	37

Following is a summary of Questar Pipeline financial and operating results:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Net Income
REVENUES
Transportation	$194.6	$195.6	$194.6	$(1.0)	$1.0
Storage	37.4	37.5	37.3	(0.1)	0.2
NGL sales	2.5	6.9	9.6	(4.4)	(2.7)
Energy services	12.7	12.7	12.7	—	—
Gas processing	1.5	1.5	1.6	—	(0.1)
Natural gas sales	6.4	1.5	3.8	4.9	(2.3)
Other	7.9	8.2	6.6	(0.3)	1.6
Total Revenues	263.0	263.9	266.2	(0.9)	(2.3)
OPERATING EXPENSES
Operating and maintenance	37.6	39.3	37.6	(1.7)	1.7
General and administrative	38.9	38.9	41.6	—	(2.7)
Depreciation and amortization	54.6	54.5	55.5	0.1	(1.0)
Asset impairment	—	—	80.6	—	(80.6)
Other taxes	8.8	9.1	9.3	(0.3)	(0.2)
Cost of sales	8.9	4.0	6.1	4.9	(2.1)
Total Operating Expenses	148.8	145.8	230.7	3.0	(84.9)
Net gain (loss) from asset sales	0.2	(0.5)	—	0.7	(0.5)
OPERATING INCOME	114.4	117.6	35.5	(3.2)	82.1
Interest and other income	0.9	1.2	1.8	(0.3)	(0.6)
Income from unconsolidated affiliate	3.7	3.5	3.7	0.2	(0.2)
Interest expense	(26.0)	(26.1)	(25.8)	0.1	(0.3)
Income taxes	(33.4)	(35.6)	(7.0)	2.2	(28.6)
NET INCOME	$59.6	$60.6	$8.2	$(1.0)	$52.4
Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	740.8	721.4	753.4	19.4	(32.0)
For Questar Gas	107.6	116.2	119.5	(8.6)	(3.3)
Total transportation	848.4	837.6	872.9	10.8	(35.3)
Transportation revenue (per dth)	$0.23	$0.23	$0.22	$—	$0.01
Net firm-daily transportation demand at December 31, (including White River Hub of 1,020 Mdth in 2015, 2014 and 2013)	5,221	5,198	5,121	23	77
Natural gas processing
NGL sales (Mbbl)	121	128	163	(7)	(35)
NGL average sales price (per bbl)	$21.04	$54.17	$59.00	$(33.13)	$(4.83)

Revenues
As of December 31, 2015, Questar Pipeline had firm transportation contracts of 5,221 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,198 Mdth per day as of December 31, 2014, and 5,121 Mdth per day as of December 31, 2013. Transportation revenue decreased in 2015 when compared with 2014 primarily due to reduced rates on Southern Trails Pipeline. Transportation contracts and revenues increased in 2014 when compared to 2013 primarily due to new volumes for electric generation. During 2013, Questar Pipeline completed two system

Questar 2015 Form 10-K	38

expansions, which added approximately 118 Mdth per day. Firm contract volumes associated with these expansions were partially offset by contract terminations.

Questar Pipeline earns significant revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 5.6 years. White River Hub’s contracts have a weighted-average remaining life of 10.3 years.

Questar Pipeline owns and operates the Clay Basin underground storage complex in eastern Utah. This facility is 100% subscribed with a weighted-average contract life of 3.8 years. In addition to Clay Basin, Questar Pipeline owns and operates three smaller aquifer gas storage facilities. Questar Gas has contracted for 26% of firm storage capacity at Clay Basin with contracts expiring in 2017, 2019 and 2020 and 100% of the firm storage capacity at the aquifer facilities with contracts extending through August 2018. Storage revenue was largely unchanged in 2015 and 2014.

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

Proceeds from NGL sales decreased 64% in 2015 compared to 2014 and decreased 28% in 2014 compared to 2013. For 2015, volumes decreased 5%, and net revenue per barrel decreased by 61% when compared to 2014. For 2014, volumes decreased 21% and net revenue per barrel decreased 8% when compared to 2013.

Periodically, Questar Pipeline sells natural gas received from conditioning gas at Clay Basin. Generally, revenue received from the sale of natural gas approximates cost.

Other revenues decreased 4% in 2015 compared to 2014 and increased 24% in 2014 compared to 2013. The decrease in 2015 includes lower processing fuel revenue as a result of lower natural gas prices. The increase in 2014 was due to receipt of incentive payments under renegotiated processing agreements to manage gas interchangeability on Questar Pipeline’s system and recovery of cost of service for conditioning gas at Clay Basin.

Expenses
Operating and maintenance expenses decreased 4% in 2015 compared to 2014 and increased 5% in 2014 compared to 2013. The decrease in 2015 was driven by cost control initiatives and lower maintenance activity. The increase in 2014 was due to higher regulatory compliance and maintenance activity.

General and administrative expenses were flat in 2015 compared to 2014 and decreased 6% in 2014 compared to 2013. The decrease in 2014 was primarily due to lower employee related expense. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in 2015, 2014 and 2013. Operating, maintenance, general and administrative expenses include processing and storage costs.

Other taxes decreased 3% in 2015 compared to 2014 and decreased 2% in 2014 compared to 2013 due to changes in property taxes.

Depreciation and amortization expense was flat in 2015 compared to 2014 and decreased 2% in 2014 compared to 2013. The 2014 decrease resulted from lower average property, plant and equipment due to the impairment of the eastern segment of Southern Trails Pipeline.

Questar 2015 Form 10-K	39

Questar Southern Trails Pipeline
Questar Pipeline has begun a process to sell Questar Southern Trails Pipeline assets. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $24 million. The eastern segment of Southern Trails Pipeline continues to operate at a loss. The Company recorded an impairment on the eastern segment of Southern Trails Pipeline in 2013, reducing its book value to zero. Assuming the Company can identify a buyer and negotiate acceptable terms, the Company's objective is to sale the Questar Southern Trails Pipeline during 2016. There is no assurance that the Company will be successful in selling Questar Southern Trails Pipeline.

Other Consolidated Results

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. In 2015, the company had nine CNG stations in operation: Houston, DeSoto, San Antonio and Dallas, Texas; Topeka and Kansas City, Kansas, Phoenix, Arizona; Salt Lake City, Utah; and Buttonwillow, California. The company is planning and developing other stations along major transportation corridors in California and Colorado. Questar Fueling net losses included in other consolidated results are presented below:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Questar Fueling net loss	$(1.2)	$(1.2)	$(0.8)

Environmental Liability
In 2014, Questar increased its environmental liability by $5.0 million. This liability relates to a previously-owned chemical company and was increased due to changes in the costs of estimated future monitoring activities.

Interest and Other Income
Interest and other income decreased $2.4 million in 2015 compared to 2014 and increased $3.3 million in 2014 compared to 2013.

The details of interest and other income for the last three years are shown in the table below:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Interest income	$1.3	$1.7	$1.3	$(0.4)	$0.4
Inventory sales	(0.1)	0.1	0.3	(0.2)	(0.2)
Allowance for other funds used during construction (AFUDC)	1.2	2.8	6.3	(1.6)	(3.5)
Return earned on working-gas inventory and purchased-gas adjustment account	3.9	3.7	3.9	0.2	(0.2)
Other non-operating expenses	(2.1)	(1.7)	(1.9)	(0.4)	0.2
Total	$4.2	$6.6	$9.9	$(2.4)	$(3.3)

Income from Unconsolidated Affiliate
Income from White River Hub, Questar's sole unconsolidated affiliate, was $3.7 million in 2015, $3.5 million in 2014 and $3.7 million in 2013.

Interest Expense
Interest expense was flat in 2015 compared to 2014 after increasing 11% in 2014 compared to 2013. The increase in 2014 was due to higher long-term debt balances. Capitalized interest charges on construction projects amounted to $0.3 million in 2015, $1.0 million in 2014 and $0.8 million in 2013.

Questar 2015 Form 10-K	40

Pension Settlement Costs
The qualified pension plan has settled benefits for some terminated vested employees and is offering lump-sum benefits to retiring employees starting January 1, 2015. Due to the number of employees that elected the lump-sum benefit, the Company incurred a one-time $16.7 million pre-tax noncash qualified pension settlement accounting cost in the the fourth quarter of 2015.

Income Taxes
The effective combined federal and state income tax rate was 34.6% in 2015, 35.7% in 2014 and 38.6% in 2013. The combined income tax rate decreased in 2015 due to an exclusion from taxable income of excise tax credits previously included in income and an increase in the domestic production deduction. The combined federal and state income tax rate was lower in 2014 due to research and development and state tax credits and an increase in the domestic production deduction. The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the Company has limited state operations for Southern Trails Pipeline. The effective combined federal and state income tax rate also increased in 2013 due to adjustments to estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Following is a summary of net cash provided by operating activities for 2015, 2014 and 2013:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Net income	$208.7	$226.5	$161.2	$(17.8)	$65.3
Noncash adjustments to income	307.0	298.6	337.0	8.4	(38.4)
Changes in operating assets and liabilities	(104.3)	(81.5)	3.9	(22.8)	(85.4)
Net cash provided by operating activities	$411.4	$443.6	$502.1	$(32.2)	$(58.5)

Cash from changes in operating assets and liabilities was lower in 2015 compared to 2014 due to higher contributions to the pension plan. Cash from operating assets and liabilities was lower in 2014 compared to 2013 due to gas purchase payments in excess of amounts collected from customers and increased federal income tax payments.

Investing Activities
Capital spending in 2015 amounted to $330.4 million compared to $371.5 million in 2014. The details of capital expenditures, including acquisitions, in 2015 and 2014 and a forecast for 2016 are shown in the table below:

	Year Ended December 31,
	2016
	Forecast	2015	2014
	(in millions)
Questar Gas	$240	$228.8	$174.7
Wexpro	85	46.4	114.4
Questar Pipeline	40	40.6	59.4
Corporate and other	10	14.6	23.0
Total capital expenditures, including acquisitions	$375	$330.4	$371.5

Questar Gas
During 2015, Questar Gas added 543 miles of main, feeder and service lines to provide service to 28,156 additional customers. Capital expenditures for 2015 included $66.5 million to replace infrastructure. Questar Gas can earn on these expenditures through the infrastructure cost-tracking mechanism. The 2016 capital-spending forecast of $240 million includes investments to provide service to approximately 20,600 additional customers. The amount also includes investments for distribution-system upgrades and expansions and infrastructure replacements.

Questar 2015 Form 10-K	41

Wexpro
During 2015, Wexpro participated in 25 gross wells (14.3 net), resulting in 5.8 net successful gas wells and no net dry or abandoned wells. There were 17 gross wells (8.5 net) in progress at year-end. Wexpro expects to spend about $85 million in 2016 for developmental and property acquisitions. The 2015 Wexpro capital expenditure amount includes the $16.0 million cost of the Vermillion Basin acquisition and the 2014 amount includes the $52.6 million cost of the Canyon Creek acquisition. Refer to Note 18 to the financial statements included in Item 8 of Part II of this Annual Report for further information on these acquisitions.

Questar Pipeline
Questar Pipeline invested in several system upgrade and replacement projects in 2015. Questar Pipeline's 2016 capital-spending forecast is about $40 million, primarily for pipeline upgrades and replacements.

Financing Activities
Following is a summary of financing activities for 2015, 2014 and 2013:

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Common stock issues, net of repurchases	$(19.8)	$(1.2)	$(1.9)	$(18.6)	$0.7
Change in long-term debt and capital lease	(26.3)	(0.9)	104.6	(25.4)	(105.5)
Change in short-term debt	110.6	71.0	13.0	39.6	58.0
Dividends paid	(148.0)	(131.9)	(124.6)	(16.1)	(7.3)
Other	0.6	2.2	14.0	(1.6)	(11.8)
Net cash provided by (used in) financing activities	$(82.9)	$(60.8)	$5.1	$(22.1)	$(65.9)

The Board of Directors has authorized repurchases of up to 1 million shares per year to offset dilutive shares. Questar repurchased 1 million shares on the open market for $19.1 million in 2015 and repurchased approximately 10,000 shares for $0.2 million in 2014. There were no repurchases under the program in 2013.

In December 2013, Questar Gas issued $90.0 million of 30-year Senior Notes at 4.78% and $60.0 million of 35-year Senior Notes at 4.83% in the private placement market. The proceeds were used to repay existing indebtedness and for general corporate purposes.

Questar's consolidated capital structure consisted of 57% combined short- and long-term debt and capital lease obligation, and 43% common shareholders' equity at December 31, 2015, unchanged from December 31, 2014.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by revolving credit facilities with various banks that provides back-up credit liquidity. Credit commitments under the revolving credit facilities totaled $500 million under the multi-year credit facility and $250 million under the 364-day facility at December 31, 2015, with no amounts borrowed. The credit facilities expire upon a change of control such as the proposed Merger with Dominion Resources. However, the Company has amended its credit facilities to extend through the closing of the proposed Merger with Dominion Resources. Commercial paper outstanding amounted to $457.6 million at December 31, 2015, compared with $347.0 million a year earlier. Availability under the revolving credit facilities is reduced by outstanding commercial paper amounts, resulting in net availability under the facilities of $292.4 million at December 31, 2015. Under the facilities, consolidated funded debt cannot exceed 70% of consolidated capitalization.

On February 1, 2016, the Company repaid $250 million of the parent Company's 2.75% notes on their maturity date. The Company used commercial paper to fund the repayment. The Company plans to use a new bank term loan to repay the commercial paper.

The Company believes current credit commitments are adequate for its working capital and short-term financing requirements during 2016. The Company's short-term financing requirements are seasonal and typically peak at December 31 because of Questar Gas's gas-purchasing requirements. The Company also believes it will have adequate access to long-term capital based on current credit markets and its investment-grade credit ratings.

Questar 2015 Form 10-K	42

The Company increased its annualized dividend per share by 11% from $0.76 in 2014 to $0.84 in 2015. The Company has a dividend payout target of about 65%. The Company expects to increase future dividends as it is able to grow net income.

Contractual Cash Obligations and Other Commitments
In the course of ordinary business activities, Questar enters into a variety of contractual cash obligations and other commitments.

The following table summarizes the significant contractual cash obligations as of December 31, 2015:

	Payments Due by Year
	Total	2016	2017	2018	2019	2020	After 2020
	(in millions)
Long-term debt
Questar Gas	$534.5	$—	$14.5	$120.0	$—	$—	$400.0
Questar Pipeline	435.0	—	—	255.0	—	—	180.0
Questar Corporation	250.0	250.0	—	—	—	—	—
Total	1,219.5	250.0	14.5	375.0	—	—	580.0
Interest on fixed-rate long-term debt
Questar Gas	453.1	27.1	27.1	22.5	19.2	19.2	338.0
Questar Pipeline	260.7	23.7	23.7	11.5	8.8	8.8	184.2
Questar Corporation	3.4	3.4	—	—	—	—	—
Total	717.2	54.2	50.8	34.0	28.0	28.0	522.2
Gas-purchase contracts - Questar Gas	108.6	22.5	13.6	15.9	15.9	15.9	24.8
Transportation, gathering and storage contracts - Questar Gas
With unaffiliated pipelines	276.8	31.0	31.0	29.1	26.8	26.8	132.1
With Questar Pipeline	136.3	70.5	43.2	13.4	5.2	2.4	1.6
Total	413.1	101.5	74.2	42.5	32.0	29.2	133.7
Capital lease	55.4	3.2	3.6	3.7	3.8	3.9	37.2
Less: intercompany commitments	(136.3)	(70.5)	(43.2)	(13.4)	(5.2)	(2.4)	(1.6)
Total - Questar Consolidated	$2,377.5	$360.9	$113.5	$457.7	$74.5	$74.6	$1,296.3
Total - Questar Gas	$1,509.3	$151.1	$129.4	$200.9	$67.1	$64.3	$896.5
Total - Questar Pipeline	$695.7	$23.7	$23.7	$266.5	$8.8	$8.8	$364.2

The Company's projected funding for its qualified defined benefit pension plan for 2016, which is not reflected in the above table, is $18.1 million. For more information regarding Questar's pension and other postretirement benefits, refer to Note 14 to the financial statements included in Item 8 of Part II of this Annual Report.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Questar's significant accounting policies are summarized in Note 1 to the financial statements included in Item 8 of Part II of this Annual Report. The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a greater degree of complexity and judgment on the part of management.

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

Questar 2015 Form 10-K	43

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

The assumed liability discount rate reflects the current rate at which the pension benefit obligations could effectively be settled and considers the rates of return available on a portfolio of high-quality, fixed-income investments. The Company discounted its future qualified pension liabilities using rates of 4.50% as of December 31, 2015 and 4.10% as of December 31, 2014. A 0.25% decrease in the discount rate would increase the Company's 2016 estimated annual qualified net pension cost by about $2.7 million.

The expected long-term rate of return on qualified benefit plan assets reflects the average rate of earnings expected on funds invested or to be invested for purposes of paying pension benefits. The Company establishes the expected long-term rate of return at the beginning of each fiscal year giving consideration to the benefit plan's investment mix and historical and forecast rates of return on these types of securities. The expected long-term rate of return determined by the Company was 7.00% as of January 1, 2016, and 7.00% as of January 1, 2015. Net benefit plan cost typically increases as the expected long-term rate of return on plan assets decreases. A 0.25% decrease in the expected long-term rate of return would cause an approximate $1.7 million increase in the 2016 qualified net pension cost.

Questar 2015 Form 10-K	44

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

Credit Risk
Questar Gas requires deposits from customers that pose unfavorable credit risks. No single customer accounted for a significant portion of revenue in 2015.

Questar Pipeline requests credit support, such as letters of credit and cash deposits, from companies that pose unfavorable credit risks. Companies posing such concerns were current on substantially all of their accounts at December 31, 2015. Questar Pipeline's largest customers include Questar Gas, Rockies Express Pipeline, PacifiCorp, EnCana Marketing, EOG Resources, Wyoming Interstate Company, BP Energy Company and Anadarko Energy Services Company.

Interest-Rate Risk
The fair value of fixed-rate debt is subject to change as interest rates fluctuate. The Company's ability to borrow and the rates quoted by lenders can be adversely affected by illiquid credit markets. The Company had $1,218.3 million of fixed-rate long-term debt with a fair value of $1,263.7 million and a weighted-average life to maturity of 11.4 years at December 31, 2015. This compared to $1,245.2 million of fixed-rate long-term debt with a fair value of $1,356.1 million and a weighted-average life to maturity of 12.2 years at December 31, 2014. A 10% decline in interest rates would increase the fair value to $1,304.8 million at December 31, 2015 and $1,398.7 million in December 31, 2014. The fair value estimates do not represent the cost to retire the debt securities.

Questar 2015 Form 10-K	45

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Questar 2015 Form 10-K	46

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited the accompanying consolidated balance sheets of Questar Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Questar Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 18, 2016

Questar 2015 Form 10-K	47

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$917.6	$960.9	$985.2
Wexpro	22.9	35.6	45.1
Questar Pipeline	187.9	190.2	189.5
Other	6.5	2.6	0.2
Total Revenues	1,134.9	1,189.3	1,220.0

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	175.2	186.3	285.9
Operating and maintenance	181.6	194.2	179.4
General and administrative	109.0	122.7	115.9
Pension settlement costs	16.7	—	—
Production and other taxes	51.3	66.2	57.4
Depreciation, depletion and amortization	216.0	213.7	194.8
Abandonment and impairment	12.5	2.0	80.6
Total Operating Expenses	762.3	785.1	914.0
Net gain (loss) from asset sales	1.8	1.2	(0.2)
OPERATING INCOME	374.4	405.4	305.8
Interest and other income	4.2	6.6	9.9
Income from unconsolidated affiliate	3.7	3.5	3.7
Interest expense	(63.0)	(63.1)	(56.9)
INCOME BEFORE INCOME TAXES	319.3	352.4	262.5
Income taxes	(110.6)	(125.9)	(101.3)
NET INCOME	$208.7	$226.5	$161.2

Earnings Per Common Share
Basic	$1.18	$1.29	$0.92
Diluted	1.18	1.29	0.92
Weighted-average common shares outstanding
Used in basic calculation	176.1	175.8	175.4
Used in diluted calculation	176.3	176.1	176.0

See notes accompanying the financial statements

Questar 2015 Form 10-K	48

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net income	$208.7	$226.5	$161.2
Other comprehensive income (loss)
Pension and other postretirement benefits
Change in unrecognized actuarial loss	25.7	(97.5)	167.7
Change in unrecognized prior service cost	(0.1)	0.6	1.1
Interest rate cash flow hedge amortization	0.6	0.5	0.5
Commodity cash flow hedge	(0.2)	—	—
Change in fair value of long-term investment	—	—	(0.1)
Income taxes	(10.0)	36.9	(64.7)
Net other comprehensive income (loss)	16.0	(59.5)	104.5
COMPREHENSIVE INCOME	$224.7	$167.0	$265.7

See notes accompanying the financial statements

Questar 2015 Form 10-K	49

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$25.0	$32.0
Accounts receivable, net	106.7	89.6
Unbilled gas accounts receivable	91.3	93.7
Federal income taxes receivable	61.3	28.5
Inventories, at lower of average cost or market:
Gas stored underground	45.1	43.7
Materials and supplies	28.4	30.4
Current regulatory assets	70.0	79.6
Prepaid expenses and other	12.3	11.2
Total Current Assets	440.1	408.7

Property, Plant and Equipment
Distribution property, plant and equipment	2,570.3	2,352.3
Gas and oil property, plant and equipment, successful efforts method	1,654.4	1,688.4
Transportation property, plant and equipment	1,851.1	1,827.7
Other property, plant and equipment	106.2	93.1
Total Property, Plant and Equipment	6,182.0	5,961.5
Distribution accumulated depreciation and amortization	(812.2)	(780.3)
Cost-of-service gas and oil accumulated depreciation, depletion and amortization	(789.9)	(757.3)
Transportation accumulated depreciation and amortization	(709.7)	(673.9)
Other accumulated depreciation and amortization	(21.5)	(14.5)
Total accumulated depreciation, depletion and amortization	(2,333.3)	(2,226.0)
Net Property, Plant and Equipment	3,848.7	3,735.5

Investment in unconsolidated affiliate	23.9	24.7

Other Assets
Goodwill	9.8	9.8
Noncurrent regulatory assets	14.9	25.0
Other noncurrent assets	40.4	40.2
Total Other Assets	65.1	75.0
TOTAL ASSETS	$4,377.8	$4,243.9

Questar 2015 Form 10-K	50

QUESTAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$457.6	$347.0
Accounts payable	113.7	116.0
Accrued expenses and other	39.1	42.3
Production and other taxes	26.1	35.5
Customer advances	34.3	29.4
Current regulatory liabilities	6.4	13.4
Interest payable	11.6	11.7
Current portion of long-term debt	250.2	25.1
Current portion of capital lease obligation	1.2	1.0
Total Current Liabilities	940.2	621.4

Long-term debt, less current portion	968.1	1,220.1
Capital lease obligation, less current portion	36.0	37.4
Deferred income taxes	779.5	709.8
Asset retirement obligations	67.6	69.3
Defined benefit pension plan	81.1	141.9
Other postretirement benefits	41.9	43.8
Noncurrent regulatory liabilities	75.6	69.9
Customer contributions in aid of construction	23.7	29.2
Other noncurrent liabilities	49.0	54.9
Commitments and contingencies - Note 10

COMMON SHAREHOLDERS' EQUITY
Common stock - without par value; 500.0 million shares authorized; 175.0 million outstanding at Dec. 31, 2015, and 175.4 million outstanding at Dec. 31, 2014	469.0	476.8
Retained earnings	1,031.4	970.7
Accumulated other comprehensive loss	(185.3)	(201.3)
Total Common Shareholders' Equity	1,315.1	1,246.2
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,377.8	$4,243.9

See notes accompanying the financial statements

Questar 2015 Form 10-K	51

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Stock		Retained Earnings	Accum. Other Comp. Loss
	Shares	Amount			Total
	(in millions)
Balances at December 31, 2012	175.0	$442.4	$839.5	$(246.3)	$1,035.6
Common stock issued	0.3	2.3	—	—	2.3
Common stock repurchased	(0.2)	(4.2)	—	—	(4.2)
Dividends paid ($0.71 per share)	—	—	(124.6)	—	(124.6)
Share-based compensation	—	10.0	—	—	10.0
Tax benefits from share-based compensation	—	14.0	—	—	14.0
2013 net income	—	—	161.2	—	161.2
Net other comprehensive income	—	—	—	104.5	104.5
Balances at December 31, 2013	175.1	464.5	876.1	(141.8)	1,198.8
Common stock issued	0.5	2.9	—	—	2.9
Common stock repurchased	(0.2)	(4.1)	—	—	(4.1)
Dividends paid ($0.75 per share)	—	—	(131.9)	—	(131.9)
Share-based compensation	—	11.3	—	—	11.3
Tax benefits from share-based compensation	—	2.2	—	—	2.2
2014 net income	—	—	226.5	—	226.5
Net other comprehensive loss	—	—	—	(59.5)	(59.5)
Balances at December 31, 2014	175.4	476.8	970.7	(201.3)	1,246.2
Common stock issued	0.8	3.5	—	—	3.5
Common stock repurchased	(1.2)	(23.3)	—	—	(23.3)
Dividends paid ($0.84 per share)	—	—	(148.0)	—	(148.0)
Share-based compensation	—	11.4	—	—	11.4
Tax benefits from share-based compensation	—	0.6	—	—	0.6
2015 net income	—	—	208.7	—	208.7
Net other comprehensive income	—	—	—	16.0	16.0
Balances at December 31, 2015	175.0	$469.0	$1,031.4	$(185.3)	$1,315.1

See notes accompanying the financial statements

Questar 2015 Form 10-K	52

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$208.7	$226.5	$161.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	223.5	234.4	201.8
Deferred income taxes	59.5	49.2	42.4
Abandonment and impairment	12.5	2.0	80.6
Share-based compensation	11.4	12.4	10.2
Net (gain) loss from asset sales	(1.8)	(1.2)	0.2
(Income) from unconsolidated affiliate	(3.7)	(3.5)	(3.7)
Distributions from unconsolidated affiliate	4.5	4.4	4.6
Other operating	1.1	0.9	0.9
Changes in operating assets and liabilities
Accounts receivable, including unbilled gas sales	(11.4)	29.5	(41.5)
Inventories	0.6	(10.4)	(0.2)
Prepaid expenses and other	(1.1)	(1.7)	3.6
Accounts payable, accrued expenses and other	(15.1)	(19.6)	33.7
Federal income taxes	(32.8)	(24.0)	6.2
Current regulatory assets and liabilities	2.6	(44.5)	19.2
Noncurrent regulatory and other assets and liabilities	(47.1)	(10.8)	(17.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	411.4	443.6	502.1

INVESTING ACTIVITIES
Property, plant and equipment	(306.8)	(319.1)	(399.4)
Wexpro acquisition of producing properties	(12.2)	(52.4)	(104.3)
Questar Gas acquisition	(11.4)	—	—
Cash used in disposition of assets	(6.2)	(4.8)	(4.9)
Proceeds from disposition of assets	1.1	9.5	0.6
NET CASH USED IN INVESTING ACTIVITIES	(335.5)	(366.8)	(508.0)

FINANCING ACTIVITIES
Common stock issued	3.5	2.9	2.3
Common stock repurchased	(23.3)	(4.1)	(4.2)
Long-term debt issued, net of issuance costs	—	—	147.3
Long-term debt repaid	(25.1)	—	(42.0)
Capital lease obligation repaid	(1.2)	(0.9)	(0.7)
Change in short-term debt	110.6	71.0	13.0
Dividends paid	(148.0)	(131.9)	(124.6)
Tax benefits from share-based compensation	0.6	2.2	14.0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(82.9)	(60.8)	5.1
Change in cash and cash equivalents	(7.0)	16.0	(0.8)
Beginning cash and cash equivalents	32.0	16.0	16.8

Questar 2015 Form 10-K	53

Ending cash and cash equivalents	$25.0	$32.0	$16.0

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$62.0	$61.3	$55.8
Income taxes	89.0	97.4	33.6

See notes accompanying the financial statements

Questar 2015 Form 10-K	54

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Gas Company

We have audited the accompanying balance sheets of Questar Gas Company as of December 31, 2015 and 2014, and the related statements of income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Questar Gas Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 18, 2016

Questar 2015 Form 10-K	55

QUESTAR GAS COMPANY
STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$917.6	$960.9	$985.2
From affiliated company	—	—	0.6
Total Revenues	917.6	960.9	985.8

OPERATING EXPENSES
Cost of natural gas sold
From unaffiliated parties	164.6	181.4	279.7
From affiliated companies	393.5	423.4	370.9
Total cost of natural gas sold (excluding operating expenses shown separately)	558.1	604.8	650.6
Operating and maintenance	111.9	122.5	113.1
General and administrative	50.6	52.8	52.5
Depreciation and amortization	55.1	53.6	49.7
Other taxes	19.3	17.8	18.0
Total Operating Expenses	795.0	851.5	883.9
Net gain from asset sales	—	0.1	—
OPERATING INCOME	122.6	109.5	101.9
Interest and other income	4.8	5.9	5.1
Interest expense	(28.3)	(28.2)	(22.3)
INCOME BEFORE INCOME TAXES	99.1	87.2	84.7
Income taxes	(34.8)	(32.0)	(31.9)
NET INCOME	$64.3	$55.2	$52.8

See notes accompanying the financial statements

Questar 2015 Form 10-K	56

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$10.5	$19.8
Accounts receivable, net	77.8	66.4
Unbilled gas accounts receivable	91.0	93.7
Accounts receivable from affiliates	69.2	45.2
Federal income taxes receivable	34.2	—
Inventories, at lower of average cost or market:
Gas stored underground	43.9	40.3
Materials and supplies	17.1	19.2
Current regulatory assets	69.8	78.3
Prepaid expenses and other	3.5	3.5
Total Current Assets	417.0	366.4

Property, Plant and Equipment
Distribution	2,186.9	1,991.6
General and other	320.9	306.3
Construction work in progress	62.5	54.4
Total Property, Plant and Equipment	2,570.3	2,352.3
Accumulated depreciation and amortization	(812.2)	(780.3)
Net Property, Plant and Equipment	1,758.1	1,572.0

Other Assets
Goodwill	5.6	5.6
Noncurrent regulatory assets	11.9	21.3
Other noncurrent assets	3.4	3.7
Total Other Assets	20.9	30.6
TOTAL ASSETS	$2,196.0	$1,969.0

Questar 2015 Form 10-K	57

QUESTAR GAS COMPANY
BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Notes payable to Questar	$273.3	$119.3
Accounts payable	91.3	76.0
Accounts payable to affiliates	74.5	78.7
Accrued expenses and other	24.4	22.7
Dividends payable to Questar	—	9.0
Customer advances	34.3	29.4
Federal income taxes payable	—	6.4
Current regulatory liabilities	4.0	12.5
Interest payable	6.8	6.8
Total Current Liabilities	508.6	360.8

Long-term debt	534.5	534.5
Deferred income taxes	436.7	383.8
Noncurrent regulatory liabilities	65.6	60.9
Customer contributions in aid of construction	23.7	29.2
Other noncurrent liabilities	2.2	2.8
Commitments and contingencies - Note 10

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $2.50 per share; authorized 50.0 million shares; 9.2 million issued and outstanding	23.0	23.0
Additional paid-in capital	266.8	265.4
Retained earnings	334.9	308.6
Total Common Shareholder's Equity	624.7	597.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$2,196.0	$1,969.0

See notes accompanying the financial statements

Questar 2015 Form 10-K	58

QUESTAR GAS COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
	(in millions)
Balances at December 31, 2012	$23.0	$172.5	$272.1	$467.6
Equity contribution from Questar	—	90.0	—	90.0
Dividends to Questar	—	—	(35.5)	(35.5)
Share-based compensation	—	1.4	—	1.4
2013 net income	—	—	52.8	52.8
Balances at December 31, 2013	23.0	263.9	289.4	576.3
Dividends to Questar	—	—	(36.0)	(36.0)
Share-based compensation	—	1.5	—	1.5
2014 net income	—	—	55.2	55.2
Balances at December 31, 2014	23.0	265.4	308.6	597.0
Dividends to Questar	—	—	(38.0)	(38.0)
Share-based compensation	—	1.4	—	1.4
2015 net income	—	—	64.3	64.3
Balances at December 31, 2015	$23.0	$266.8	$334.9	$624.7

See notes accompanying the financial statements

Questar 2015 Form 10-K	59

QUESTAR GAS COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$64.3	$55.2	$52.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.6	58.8	54.7
Deferred income taxes	52.9	46.0	37.7
Share-based compensation	1.4	1.6	1.4
Net (gain) from asset sales	—	(0.1)	—
Changes in operating assets and liabilities
Accounts receivable, including unbilled gas sales	(32.7)	4.6	(43.7)
Inventories	(1.5)	(8.2)	0.5
Prepaid expenses and other	—	(0.5)	0.2
Accounts payable and accrued expenses	12.7	(0.2)	29.5
Federal income taxes	(40.6)	9.2	(2.8)
Current regulatory assets and liabilities	—	(46.7)	17.6
Noncurrent regulatory and other assets and liabilities	(1.0)	(6.0)	5.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	116.1	113.7	153.3

INVESTING ACTIVITIES
Property, plant and equipment	(217.4)	(174.7)	(166.2)
Questar Gas acquisition	(11.4)	—	—
Cash used in disposition of assets	(3.9)	(3.4)	(3.9)
Proceeds from disposition of assets	0.4	0.8	0.3
Affiliated-company property, plant and equipment transfers	(0.1)	—	10.8
NET CASH USED IN INVESTING ACTIVITIES	(232.4)	(177.3)	(159.0)

FINANCING ACTIVITIES
Long-term debt issued, net of issuance costs	—	—	149.0
Long-term debt repaid	—	—	(42.0)
Change in notes payable to Questar	154.0	101.6	(58.4)
Dividends paid to Questar	(47.0)	(27.0)	(35.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	107.0	74.6	13.1
Change in cash and cash equivalents	(9.3)	11.0	7.4
Beginning cash and cash equivalents	19.8	8.8	1.4
Ending cash and cash equivalents	$10.5	$19.8	$8.8

Supplemental Disclosure of Cash Paid (Received) During the Year for:
Interest	$27.6	$26.3	$21.0
Income taxes	21.1	(13.2)	(13.8)

Supplemental Disclosure of Noncash Financing Transaction:
During 2013 Questar Gas received a $90.0 million equity contribution from Questar to settle notes payable to Questar.
See notes accompanying the financial statements

Questar 2015 Form 10-K	60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Questar Pipeline Company

We have audited the accompanying consolidated balance sheets of Questar Pipeline Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Questar Pipeline Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 18, 2016

Questar 2015 Form 10-K	61

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
REVENUES
From unaffiliated customers	$187.9	$190.2	$189.5
From affiliated companies	75.1	73.7	76.7
Total Revenues	263.0	263.9	266.2

OPERATING EXPENSES
Operating and maintenance	37.6	39.3	37.6
General and administrative	38.9	38.9	41.6
Depreciation and amortization	54.6	54.5	55.5
Asset impairment	—	—	80.6
Other taxes	8.8	9.1	9.3
Cost of sales (excluding operating expenses shown separately)	8.9	4.0	6.1
Total Operating Expenses	148.8	145.8	230.7
Net gain (loss) from asset sales	0.2	(0.5)	—
OPERATING INCOME	114.4	117.6	35.5
Interest and other income	0.9	1.2	1.8
Income from unconsolidated affiliate	3.7	3.5	3.7
Interest expense	(26.0)	(26.1)	(25.8)
INCOME BEFORE INCOME TAXES	93.0	96.2	15.2
Income taxes	(33.4)	(35.6)	(7.0)
NET INCOME	$59.6	$60.6	$8.2

See notes accompanying the financial statements

Questar 2015 Form 10-K	62

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net income	$59.6	$60.6	$8.2
Other comprehensive income (loss)
Interest rate cash flow hedge amortization	0.6	0.5	0.5
Commodity cash flow hedge	(0.2)	—	—
Income taxes	(0.2)	(0.1)	(0.2)
Net other comprehensive income	0.2	0.4	0.3
COMPREHENSIVE INCOME	$59.8	$61.0	$8.5

See notes accompanying the financial statements

Questar 2015 Form 10-K	63

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$10.2	$7.4
Notes receivable from Questar	6.0	40.1
Accounts receivable, net	21.2	17.2
Accounts receivable from affiliates	49.8	39.2
Federal income taxes receivable	8.4	0.7
Materials and supplies, at lower of average cost or market	7.9	10.3
Current regulatory assets	0.2	1.3
Prepaid expenses and other	4.4	4.3
Total Current Assets	108.1	120.5

Property, Plant and Equipment
Transportation	1,396.8	1,371.6
Storage	308.6	300.3
Processing	24.9	24.9
General and other	86.0	82.7
Construction work in progress	34.8	48.2
Total Property, Plant and Equipment	1,851.1	1,827.7
Accumulated depreciation and amortization	(709.7)	(673.9)
Net Property, Plant and Equipment	1,141.4	1,153.8

Investment in unconsolidated affiliate	23.9	24.7

Other Assets
Goodwill	4.2	4.2
Noncurrent regulatory and other assets	5.5	6.6
Total Other Assets	9.7	10.8
TOTAL ASSETS	$1,283.1	$1,309.8

Questar 2015 Form 10-K	64

QUESTAR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions)
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$7.7	$9.7
Accounts payable to affiliates	15.8	5.8
Accrued expenses and other	6.4	9.9
Dividends payable to Questar	—	16.0
Current regulatory liabilities	2.4	0.9
Interest payable	2.0	2.1
Current portion of long-term debt	—	25.1
Total Current Liabilities	34.3	69.5

Long-term debt, less current portion	433.6	433.7
Deferred income taxes	249.9	239.5
Noncurrent regulatory and other liabilities	16.3	15.9
Commitments and contingencies - Note 10

COMMON SHAREHOLDER'S EQUITY
Common stock - par value $1 per share; authorized 25.0 million shares; issued and outstanding 6.6 million shares	6.6	6.6
Additional paid-in capital	353.4	351.4
Retained earnings	211.3	215.7
Accumulated other comprehensive loss	(22.3)	(22.5)
Total Common Shareholder's Equity	549.0	551.2
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,283.1	$1,309.8

See notes accompanying the financial statements

Questar 2015 Form 10-K	65

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Loss	Total
	(in millions)
Balances at December 31, 2012	$6.6	$347.5	$274.9	$(23.2)	$605.8
Dividends to Questar	—	—	(64.0)	—	(64.0)
Share-based compensation	—	2.0	—	—	2.0
2013 net income	—	—	8.2	—	8.2
Net other comprehensive income	—	—	—	0.3	0.3
Balances at December 31, 2013	6.6	349.5	219.1	(22.9)	552.3
Dividends to Questar	—	—	(64.0)	—	(64.0)
Share-based compensation	—	1.9	—	—	1.9
2014 net income	—	—	60.6	—	60.6
Net other comprehensive income	—	—	—	0.4	0.4
Balances at December 31, 2014	6.6	351.4	215.7	(22.5)	551.2
Dividends to Questar	—	—	(64.0)	—	(64.0)
Share-based compensation	—	2.0	—	—	2.0
2015 net income	—	—	59.6	—	59.6
Net other comprehensive income	—	—	—	0.2	0.2
Balances at December 31, 2015	$6.6	$353.4	$211.3	$(22.3)	$549.0

See notes accompanying the financial statements

Questar 2015 Form 10-K	66

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in millions)
OPERATING ACTIVITIES
Net income	$59.6	$60.6	$8.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.1	56.9	58.1
Deferred income taxes	10.1	12.6	(14.3)
Asset impairment	—	—	80.6
Share-based compensation	2.0	2.1	2.0
Net (gain) loss from asset sales	(0.2)	0.5	—
(Income) from unconsolidated affiliate	(3.7)	(3.5)	(3.7)
Distributions from unconsolidated affiliate	4.5	4.4	4.6
Other operating	0.6	0.5	0.5
Changes in operating assets and liabilities
Accounts receivable	(14.6)	(1.3)	(8.5)
Materials and supplies	2.4	(2.2)	(0.9)
Prepaid expenses and other	(0.1)	0.1	3.3
Accounts payable, accrued expenses and other	3.0	(7.6)	0.4
Federal income taxes	(7.7)	(3.6)	2.9
Regulatory assets, liabilities and other	3.3	4.5	2.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	116.3	124.0	135.3

INVESTING ACTIVITIES
Property, plant and equipment	(40.6)	(59.4)	(73.4)
Cash used in disposition of assets	(2.3)	(1.4)	(1.0)
Proceeds from disposition of assets	0.3	0.2	0.1
Affiliated-company property, plant and equipment transfers	0.1	—	(10.7)
NET CASH USED IN INVESTING ACTIVITIES	(42.5)	(60.6)	(85.0)

FINANCING ACTIVITIES
Long-term debt repaid	(25.1)	—	—
Change in notes receivable from Questar	34.1	(10.7)	9.3
Dividends paid to Questar	(80.0)	(48.0)	(64.0)
NET CASH USED IN FINANCING ACTIVITIES	(71.0)	(58.7)	(54.7)
Change in cash and cash equivalents	2.8	4.7	(4.4)
Beginning cash and cash equivalents	7.4	2.7	7.1
Ending cash and cash equivalents	$10.2	$7.4	$2.7

Supplemental Disclosure of Cash Paid During the Year for:
Interest	$25.0	$25.4	$25.2
Income taxes	24.8	32.4	11.0
See notes accompanying the financial statements

Questar 2015 Form 10-K	67

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

Questar 2015 Form 10-K	68

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

Questar 2015 Form 10-K	69

The details of Questar's consolidated cost of sales are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Questar Gas
Gas purchases	$82.5	$136.5	$186.6
Operator service fee	319.0	349.7	294.6
Transportation and storage	79.2	79.6	80.1
Gathering	22.1	21.0	18.8
Royalties	33.3	60.1	44.3
Storage (injection),net	(3.5)	(1.1)	(0.8)
Purchased-gas account adjustment	20.5	(45.8)	22.0
Other	5.0	4.8	5.0
Total Questar Gas cost of natural gas sold	558.1	604.8	650.6
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(393.5)	(423.4)	(370.9)
Total Questar Gas cost of natural gas sold - unaffiliated parties	164.6	181.4	279.7
Questar Pipeline
Total Questar Pipeline cost of sales	8.9	4.0	6.1
Other cost of sales	1.7	0.9	0.1
Total cost of sales	$175.2	$186.3	$285.9

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

Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the PSCU and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. Questar Gas may hedge a portion of its natural gas supply to mitigate price fluctuations for gas-distribution customers. The regulatory commissions allow Questar Gas to record periodic mark-to-market adjustments for commodity-price derivatives in the purchased-gas adjustment account. Questar had a commodity-price derivative liability of $0.2 million at December 31, 2015 and no commodity-price derivative balances at December 31, 2014. See Note 12 for a description and comparison of regulatory assets and liabilities as of December 31, 2015 and 2014.

Wexpro manages and produces cost-of-service reserves for gas utility affiliate Questar Gas under the terms of the Wexpro agreements, comprehensive agreements with the states of Utah and Wyoming (see Note 11).

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

Questar 2015 Form 10-K	70

until needed in operations. The funds are centrally managed by Questar. Amounts loaned to Questar earn an interest rate that is identical to the interest rate paid by the companies for borrowings from Questar.

J. Property, Plant and Equipment
Property, plant and equipment balances are stated at historical cost. Maintenance and repair costs are expensed as incurred.

Cost-of-service gas and oil operations
The successful efforts method of accounting is used for cost-of-service reserves developed and produced by Wexpro for gas utility affiliate Questar Gas. Cost-of-service reserves are properties for which the operations and return on investment are subject to the Wexpro agreements (see Note 11). Under the successful efforts method, Wexpro capitalizes the costs of acquiring leaseholds, drilling development wells, drilling successful exploratory wells, and purchasing related support equipment and facilities. Geological and geophysical studies and other exploratory activities are expensed as incurred. Costs of production and general corporate activities are expensed in the period incurred. A gain or loss is generally recognized on assets as they are retired from service.

Contributions in aid of construction
Customer contributions in aid of construction reduce plant unless the amounts are refundable to customers. Contributions for main-line extensions may be refundable to customers if additional customers connect to the main-line segment within five years. Refundable contributions are recorded as liabilities until refunded or the five-year period expires without additional customer connections. Amounts not refunded reduce plant. Capital expenditures in the Consolidated Statements of Cash Flows are reported net of non-refundable contributions. As a result of Questar Gas's Utah and Wyoming general rate cases, effective March 1, 2014 and March 1, 2015, respectively, the Company does not expect to record any new refundable customer contributions in aid of construction for Utah and Wyoming customers.

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

The following represent average depreciation, depletion and amortization rates of the Company's capitalized costs:

	Year Ended December 31,
	2015	2014	2013
Questar Gas distribution plant	2.6%	2.7%	2.7%
Cost-of-service gas and oil properties, per Mcfe	$1.83	$1.75	$1.56
Questar Pipeline transportation, storage and other energy services	3.2%	3.2%	3.4%

Questar Gas's depreciation rates include a component for the cost of plant removal. Accordingly, Questar Gas recognizes the cost of plant removal as depreciation expense. The related cost of removal accrual is reflected as a regulatory liability on the Questar Gas Balance Sheets (see Note 12). At the time property, plant and equipment is retired, removal expenses less salvage, are charged to the regulatory cost of plant removal liability.

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

Questar 2015 Form 10-K	71

approach that incorporates market interest rates or, if available, other market data. The amount of impairment loss recorded, if any, is the difference between the fair value of the asset and the current net book value. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including commodity prices, commodity transportation rates and operating costs. Wexpro recorded a $12.1 million pre-tax leasehold impairment charge in the fourth quarter of 2015 and a $2.0 million pre-tax abandonment and impairment charge for its share of the remaining investment in the Brady field in the second quarter of 2014. Questar Pipeline recorded an $80.6 million pre-tax impairment of the eastern segment of its Southern Trails Pipeline in the third quarter of 2013. See Note 17 for additional details.

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

	Year Ended December 31,
	2015	2014	2013
	(in millions)
AFUDC (recorded as an increase in interest and other income)
Questar Gas	$—	$0.9	$—
Wexpro	0.6	0.8	4.6
Questar Pipeline	0.6	1.1	1.7
Total AFUDC	$1.2	$2.8	$6.3

Capitalized interest costs (recorded as a reduction of interest expense)
Questar Gas	$0.1	$0.5	$0.2
Questar Pipeline	0.2	0.5	0.6
Total capitalized interest costs	$0.3	$1.0	$0.8

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

If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of the change together with the offsetting gain or loss from the change in fair value of the hedged item. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) (AOCI) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported currently in earnings. When a derivative instrument is designated as a cash flow hedge of a forecasted transaction that becomes probable of not occurring, the gain or loss on the derivative is immediately reclassified into earnings from AOCI. See Note 7 for further discussion on derivatives and hedging.

Questar 2015 Form 10-K	72

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

Bad debt expense associated with accounts receivable amounted to $2.1 million in 2015, $1.7 million in 2014 and $0.2 million in 2013. The allowance for bad debts was $2.1 million at December 31, 2015 and $1.7 million at 2014. Questar Gas's retail gas operations account for a majority of the bad debt expense. Questar Gas estimates bad debt expense as a percentage of general-service revenues with periodic adjustments. Uncollected accounts are generally written off six months after gas is delivered and interest is no longer accrued. Questar Gas recovers bad debt costs related to the gas-cost portion of rates in its Utah operations through a purchased-gas adjustment to rates.

P. Asset Retirement Obligations
Questar records an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset. Questar's AROs apply primarily to abandonment costs associated with Wexpro gas and oil wells, production facilities and certain other properties. The Company has not capitalized future abandonment costs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. In these cases, the regulatory agencies have opted to leave retired facilities in the ground undisturbed rather than requiring the Company to excavate and dispose of the assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. Income or expense resulting from the settlement of ARO liabilities is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. See Note 5 for further discussion on AROs.

Q. Income Taxes
Questar and its subsidiaries file a consolidated federal income tax return. Questar Gas and Questar Pipeline account for income taxes on a separate return basis and record tax expenses and benefits as they are generated. Questar Gas and Questar Pipeline make payments to or receive payments from Questar for such tax expenses or benefits as they are generated on the consolidated income tax return. Deferred income taxes are recorded for the temporary differences arising between the book and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Questar Gas uses the deferral method to account for investment tax credits as required by regulatory commission. The Company records interest earned on income tax refunds in interest and other income and records penalties and interest charged on tax deficiencies in interest expense.

Accounting standards for income taxes specify the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position to be reflected in the financial statements. If recognized, the tax benefit is measured as the largest amount of tax benefit that is more-likely-than-not to be realized upon ultimate settlement. Management has considered the amounts and the probabilities of the outcomes that could be realized upon ultimate settlement and believes that it is more-likely-than-not that the Company's recorded income tax benefits will be fully realized. There were no unrecognized tax benefits at the beginning or end of the years ended December 31, 2015, 2014 or 2013. The 2015 federal income tax return has not been filed.

For the 2014, 2015, and 2016 tax years, Questar was accepted into the IRS's Compliance Assurance Process (CAP) Maintenance program. The CAP employs real-time resolution to improve federal tax compliance by resolving all or most tax positions prior to filing the related tax return. Successful conclusion of the CAP allows the IRS to achieve an acceptable level of assurance regarding the accuracy of the taxpayer's filed tax return and to eliminate or substantially reduce the need for a traditional examination. The CAP Maintenance program is administered by the IRS and indicates that the Company is a compliant taxpayer. The IRS has closed its review of all prior year tax returns.

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

Questar 2015 Form 10-K	73

of performance shares that are part of the Company's Long-term Stock Incentive Plan (LTSIP), less shares repurchased under the treasury stock method. Restricted shares and RSUs with nonforfeitable dividends or dividend equivalents are participating securities for the computation of basic earnings per share under the two-class method. The application of the two-class method has an insignificant impact on the calculation of Questar's basic and diluted EPS. See Note 3 for further discussion on EPS.

S. Share-Based Compensation
Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under the LTSIP. The Company uses the Black-Scholes-Merton mathematical model in estimating the fair value of stock options and the Monte Carlo simulation method in estimating the fair value of performance shares for accounting purposes. The granting of restricted shares and RSUs results in recognition of compensation cost measured at the grant-date market price. Questar uses an accelerated method in recognizing share-based compensation costs with graded vesting periods. See Note 13 for further discussion on share-based compensation.

T. Comprehensive Income
Comprehensive income, as reported on Questar's Consolidated Statements of Comprehensive Income, is the sum of net income as reported on the Questar Consolidated Statements of Income and net other comprehensive income (loss) (OCI) as reported on the Questar Consolidated Statements of Common Shareholders' Equity. OCI includes recognition of the under-funded position of pension and other postretirement benefit plans, interest rate and commodity-based cash flow hedges, changes in the fair value of long-term investment, and the related income taxes. Income or loss is recognized when the pension and other postretirement benefit (OPB) costs are accrued, as the Company records interest expense for hedged interest payments, as the Company reaches settlement of commodity-based hedges and when the long-term investment is sold or otherwise realized.

Comprehensive income, as reported on Questar Pipeline's Consolidated Statements of Comprehensive Income, is the sum of net income as reported on the Questar Pipeline Consolidated Statements of Income and net OCI as reported on the Questar Pipeline Consolidated Statements of Common Shareholder's Equity. OCI includes interest rate and commodity-based cash flow hedges, and the related income taxes. Income or loss is recognized as the company records interest expense for hedged interest payments and as the Company reaches settlement of commodity-based hedges. See Note 4 for additional information related to OCI and AOCI.

U. Business Segments
Line of business information is presented according to senior management's basis for evaluating performance considering differences in the nature of products, services and regulation, among other factors. Certain intersegment sales include intercompany profit. See Note 15 for more information on business segments.

V. Possible Sale of Questar Southern Trials Pipeline Assets
Questar Pipeline has begun a process to sell Questar Southern Trails Pipeline assets. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $24 million. The eastern segment of Southern Trails Pipeline continues to operate at a loss. The Company recorded an impairment on the eastern segment of Southern Trails Pipeline in 2013, reducing its book value to zero. Assuming the Company can identify a buyer and negotiate acceptable terms, the Company's objective is to sale the Questar Southern Trails Pipeline during 2016. There is no assurance that the Company will be successful in selling Questar Southern Trails Pipeline.

W. Recent Accounting Developments
In January 2016, The Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2016-01, Financial Instruments-Overall. The ASU was developed to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the ASU's effect on its financial position, results of operations, cash flows and associated disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance will be effective for annual periods beginning after December 15, 2016. The Company has adopted this update for the current reporting period and has retrospectively reflected all deferred taxes as noncurrent for the periods presented in the Company's statement of financial position, in Item 6 of Part II of this Annual Report and in the accompanying notes (see Note 15).
In August 2015, the FASB issued ASU 2015-14. This update defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which the FASB issued in May of 2014, by one year. ASU 2014-09 replaces most of the existing

Questar 2015 Form 10-K	74

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (Topic 820). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and it removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The guidance will be effective beginning January 1, 2016 and early adoption is permitted. The Company has adopted this update for the current reporting period and has retrospectively adjusted all periods presented within Note 14.

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

X. Reclassifications
Certain reclassifications were made to prior year-end financial statements and notes to conform to the 2015 presentation.

All dollar amounts in this Annual Report are in millions, except per-share information and where otherwise noted.

Note 2 - Proposed Merger with Dominion Resources

On January 31, 2016, Questar Corporation, a Utah corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Dominion Resources, Inc., a Virginia corporation (“Parent”) and Diamond Beehive Corp., a Utah corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides for the merger of Merger Sub with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming a direct, wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the Company, Parent or Merger Sub or any holder of any shares of common stock, no par value per share, of the Company (the “Company Common Stock”) or any shares of capital stock of Merger Sub, each share of the Company Common Stock issued and outstanding immediately prior to the Effective Time (other than Dissenting Shares and shares of Company Common Stock that are owned by Parent or Merger Sub or any of their respective subsidiaries, in each case immediately prior to the Effective Time) will be converted automatically into the right to receive $25.00 in cash, without interest.

Closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of Company Common Stock, (ii) the receipt of regulatory approvals required to close the Merger, including approvals from the Public Service Commission of Utah (if required) and the Public Service Commission of Wyoming, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iv) the absence of any law, statute, ordinance, code, rule, regulation, ruling, decree, judgment, injunction or order of a governmental authority that prohibits the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement, and (c) the absence of a material adverse effect on the Company. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing or requiring any undertakings, terms, conditions, liabilities, obligations, commitments or sanctions, or any structural or remedial actions that constitute a Company Material Adverse Effect.

The Merger Agreement also contains customary representations, warranties and covenants of both the Company and Parent.

Questar 2015 Form 10-K	75

These covenants include, among others, an obligation on behalf of the Company to use reasonable best efforts to conduct its business in all material respects in the ordinary course until the Merger is consummated, subject to certain exceptions. The Company has made certain additional customary covenants, including, among others, subject to certain exceptions, (a) causing a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, and (b) a customary non-solicitation covenant prohibiting the Company from soliciting, providing non-public information or entering into discussions or negotiations concerning proposals relating to alternative business combination transactions, except as permitted under the Merger Agreement. In addition, the parties are required to use reasonable best efforts to obtain any required regulatory approvals.

The Merger Agreement may be terminated by each of the Company and Parent under certain circumstances, including if the Merger is not consummated by February 28, 2017 (subject to certain extension rights, up to a maximum of nine months, as specified in the Merger Agreement). The Merger Agreement contains certain termination rights for both Parent and the Company, and provides that, upon termination of the Merger Agreement under specified circumstances, Parent would be required to pay a termination fee of $154 million to the Company (the “Parent Termination Fee”) and the Company would be required to pay Parent a termination fee of $99 million (the “Company Termination Fee”). The Company Termination Fee is payable under certain specified circumstances, including (i) termination of the Merger Agreement by the Company in order to enter into a definitive agreement with respect to certain business combinations, and (ii) termination of the Merger Agreement by Parent following a withdrawal by the Company Board of its recommendation of the Merger Agreement. The Company will also be required to pay Parent the Company Termination Fee in the event the Company signs an alternative transaction within twelve months following the termination of the Merger Agreement under certain specified circumstances. In addition, upon termination of the Merger Agreement in certain specified circumstances, the Company would be required to reimburse Parent for certain expenses incurred by Parent and its affiliates and representatives in connection with transaction, in an amount not to exceed $5 million. The Parent Termination Fee is payable by the Parent in certain specified circumstances if the Merger Agreement is terminated under certain circumstances due to the failure to obtain certain regulatory approvals as a result of the imposition of a Burdensome Condition or the material breach by Parent of its obligations to obtain certain regulatory approvals.

Note 3 - Earnings Per Share

Earnings Per Share
A reconciliation of the components of basic and diluted shares used in the EPS calculation follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Weighted-average basic common shares outstanding	176.1	175.8	175.4
Potential number of shares issuable under the Company's LTSIP	0.2	0.3	0.6
Weighted-average diluted common shares outstanding	176.3	176.1	176.0

In the past three years, Questar had the ability to issue shares under the terms of the Dividend Reinvestment and Stock Purchase Plan, 401(k) Retirement Income Plan (see Note 14) and LTSIP (see Note 13).

Dividend Reinvestment and Stock Purchase Plan
The Dividend Reinvestment and Stock Purchase Plan allows shareholders to reinvest dividends or invest additional funds in Questar common stock. The Company can issue new shares or buy shares in the open market to meet shareholders' purchase requests. The Company bought shares in the open market to satisfy shareholders' purchases in 2015, 2014, and 2013 and no shares were issued. At December 31, 2015, there were 19,872,261 shares reserved and authorized for future issuance.

Note 4 - Accumulated Other Comprehensive Income

Details of the changes in the components of AOCI, net of income taxes, as reported in Questar's Consolidated Statements of Common Shareholders' Equity, are shown in the tables below. The tables also disclose details of income taxes related to each component of OCI:

Questar 2015 Form 10-K	76

	Pension			OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term invest.	Total
	Actuarial loss	Prior service cost	Total	Act. loss and prior serv. cost
	(in millions)
Balances at December 31, 2013	$(108.4)	$(0.4)	$(108.8)	$(10.2)	$(22.9)	$—	$0.1	$(141.8)
OCI before reclassifications	(111.5)	—	(111.5)	(2.1)	—	—	—	(113.6)
Reclassified from AOCI(1)	15.4	0.6	16.0	0.7	0.5	—	—	17.2
Income taxes
OCI before reclassifications	42.6	—	42.6	0.8	—	—	—	43.4
Reclassified from AOCI(2)	(5.9)	(0.2)	(6.1)	(0.3)	(0.1)	—	—	(6.5)
Total income taxes	36.7	(0.2)	36.5	0.5	(0.1)	—	—	36.9
Net other comprehensive income (loss)	(59.4)	0.4	(59.0)	(0.9)	0.4	—	—	(59.5)
Balances at December 31, 2014	(167.8)	—	(167.8)	(11.1)	(22.5)	—	0.1	(201.3)
OCI before reclassifications	0.6	—	0.6	1.8	—	1.2	—	3.6
Reclassified from AOCI(1)(3)	21.9	0.1	22.0	1.2	0.6	(1.4)	—	22.4
Income taxes
OCI before reclassifications	(0.2)	—	(0.2)	(0.7)	—	(0.4)	—	(1.3)
Reclassified from AOCI(2)(4)	(8.4)	—	(8.4)	(0.5)	(0.3)	0.5	—	(8.7)
Total income taxes	(8.6)	—	(8.6)	(1.2)	(0.3)	0.1	—	(10.0)
Net other comprehensive income (loss)	13.9	0.1	14.0	1.8	0.3	(0.1)	—	16.0
Balances at December 31, 2015	$(153.9)	$0.1	$(153.8)	$(9.3)	$(22.2)	$(0.1)	$0.1	$(185.3)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.
(2) Income tax reclassifications related to interest rate cash flow hedge amounts are included in their entirety as credits to income taxes on the Consolidated Statements of Income.
(3) Commodity cash flow hedge amounts are included in their entirety as an increase in Questar Pipeline revenue on the Consolidated Statements of Income.
(4) Income tax reclassifications related to commodity cash flow hedge amounts are included in their entirety as charges to income taxes on the Consolidated Statements of Income.

Pension and other postretirement benefit AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 14 for additional details.

Disclosures regarding interest rate and commodity-based cash flow hedges, including income taxes and income statement reclassification effects, apply to Questar Pipeline. The commodity cash flow hedge amounts reclassified from AOCI (pre-tax) are included in their entirety as an increase in Questar Pipeline revenue on the Questar Pipeline income statement; $1.0 million is included in revenues from unaffiliated customers and $0.4 million is included in revenues from affiliated companies.

Questar 2015 Form 10-K	77

Note 5 - Asset Retirement Obligations

Changes in Questar's AROs from the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
AROs at beginning of year	$69.3	$67.7
Accretion	3.3	3.4
Liabilities incurred	1.9	3.3
Revisions in estimated cash flows	1.8	(2.7)
Liabilities settled	(8.7)	(2.4)
AROs at end of year	$67.6	$69.3

Questar's consolidated AROs by line of business are summarized in the table below:

	December 31,
	2015	2014
	(in millions)
Questar Gas	$0.6	$0.6
Wexpro	64.6	66.3
Questar Pipeline	2.3	2.3
Other	0.1	0.1
Total	$67.6	$69.3

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

Note 6 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. These standards define fair value in applying GAAP, establish a framework for measuring fair value and require disclosures about fair value measurements. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at December 31, 2015 or 2014. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The Company recorded a pre-tax abandonment and impairment charge of $12.1 million for the South Moxa leasehold. Thus, the South Moxa leasehold was reported at fair value on a nonrecurring basis at December 31, 2015. Questar did not have any assets or liabilities measured at fair value on a nonrecurring basis in 2014.

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

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Annual Report:

Questar 2015 Form 10-K	78

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2015		December 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$25.0	$25.0	$32.0	$32.0
Long-term investment	1	14.1	14.1	15.7	15.7
Financial liabilities
Short-term debt	1	457.6	457.6	347.0	347.0
Long-term debt, including current portion	2	1,218.3	1,263.7	1,245.2	1,356.1

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value. The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds representing funds held in Wexpro's trust (see Note 5). The fair value of the long-term investment is based on quoted prices for the underlying funds. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit risk-adjusted borrowing rates.

The Questar Condensed Consolidated Balance Sheet included a nonrecurring fair value measurement at June 30, 2014 related to the impairment of Wexpro's investment in the Brady field. The asset's fair value of zero was based on Wexpro's assessment that the field had reached the end of its productive life and would no longer generate positive cash flows. This was a Level 3 fair value measurement because the inputs were unobservable. See Note 17 for additional information.

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Annual Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2015		December 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$10.5	$10.5	$19.8	$19.8
Financial liabilities
Notes payable to Questar	1	273.3	273.3	119.3	119.3
Long-term debt	2	534.5	568.4	534.5	607.2

The carrying amounts of cash and cash equivalents approximate fair value. The carrying amounts of notes payable to Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Gas's current credit risk-adjusted borrowing rates.

Questar 2015 Form 10-K	79

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Annual Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2015		December 31, 2014
		(in millions)
Financial assets
Cash and cash equivalents	1	$10.2	$10.2	$7.4	$7.4
Notes receivable from Questar	1	6.0	6.0	40.1	40.1
Financial liabilities
Long-term debt, including current portion	2	433.6	445.2	458.8	495.5

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

Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Consolidated Statements of Comprehensive Income and Note 4 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for 2015, 2014 and 2013.

Reclassifications into earnings of amounts reported in AOCI will continue as interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.6 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. There was a $0.2 million liability at December 31, 2015 and no derivative assets or liabilities outstanding at or December 31, 2014.

Note 8 - Debt

The Company has revolving credit facilities with various banks to provide back-up credit liquidity support for its commercial paper program. Credit commitments under the revolving credit facilities totaled $500 million under the multi-year credit facility and $250 million under the 364-day facility at December 31, 2015, with no amounts borrowed. These revolving credit facilities have interest-rate options generally below the prime interest rate and carry commitment fees on the unused balance. A covenant associated with the revolving credit facilities stipulates that consolidated funded debt cannot exceed 70% of consolidated capitalization. The Company was in compliance with this covenant at December 31, 2015. These credit facilities expire upon a change of control such as the proposed Merger with Dominion Resources. However, the Company has amended its credit facilities to extend through the closing of the proposed Merger with Dominion Resources. The details of short-term debt are as follows:

Questar 2015 Form 10-K	80

	December 31,
	2015	2014
	(in millions)
Commercial paper with various interest rates	$457.6	$347.0
Weighted-average interest rate at end of year	0.50%	0.23%

Availability under the revolving credit facilities is reduced by outstanding commercial paper amounts. At December 31, 2015, Questar had net availability under the facilities of $292.4 million.

Questar centrally manages cash. Questar makes loans to Questar Gas and Questar Pipeline under a short-term borrowing arrangement. The interest rate paid on amounts borrowed is identical to the rate earned on amounts loaned under the arrangement. The rate is adjusted monthly based on prevailing short-term market interest rates.

The following table details the notes payable to Questar from Questar Gas and the associated interest rates. There were no notes payable to Questar from Questar Pipeline at December 31, 2015 or 2014.

	December 31,
	2015	2014
	(in millions)
Questar Gas
Notes payable to Questar	$273.3	$119.3
Interest rate at end of year	0.35%	0.25%

All short- and long-term debt and the revolving credit facilities are unsecured obligations and rank equally with all other unsecured liabilities. The terms of the Questar Corporation, Questar Gas and Questar Pipeline long-term debt obligations do not have dividend-payment restrictions.

Questar 2015 Form 10-K	81

The details of long-term debt are as follows:

	December 31,
	2015	2014
	(in millions)
Questar Corporation
2.75% Notes due 2016	$250.0	$250.0
Questar Gas
5.31% and 6.85% Medium-term Notes due 2017 and 2018	84.5	84.5
6.30% Notes due 2018	50.0	50.0
2.98% Notes due 2024	40.0	40.0
3.28% Notes due 2027	110.0	110.0
7.20% Notes due 2038	100.0	100.0
4.78% Notes due 2043	90.0	90.0
4.83% Notes due 2048	60.0	60.0
Total Questar Gas long-term debt	534.5	534.5
Questar Pipeline
6.48% Medium-term Notes due 2018	5.0	30.1
5.83% Notes due 2018	250.0	250.0
4.875% Notes due 2041	180.0	180.0
Total Questar Pipeline long-term debt	435.0	460.1
Total long-term debt outstanding	1,219.5	1,244.6
Less current portion	(250.2)	(25.1)
Less unamortized debt discount	(1.7)	(1.9)
Plus unamortized debt premium	0.3	0.5
Plus fair value hedge adjustment	0.2	2.0
Total long-term debt, less current portion	$968.1	$1,220.1

The aggregate maturities of Questar Corporation, Questar Gas and Questar Pipeline long-term debt for the next five years are as follows:

	Questar Corporation	Questar Gas	Questar Pipeline	Total
	Years Ending December 31,
	(in millions)
2016	$250.0	$—	$—	$250.0
2017	—	14.5	—	14.5
2018	—	120.0	255.0	375.0
2019	—	—	—	—
2020	—	—	—	—

Questar Corporation Notes of $250.0 million at 2.75% were repaid on February 1, 2016. The Company used commercial paper to fund this repayment.

Questar 2015 Form 10-K	82

Note 9 - Income Taxes

Questar
Details of Questar's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Federal
Current	$45.1	$69.6	$66.5
Deferred	56.3	47.5	18.4
State
Current	5.1	6.9	10.7
Deferred	4.3	2.1	5.9
Deferred investment tax credits recognized	(0.2)	(0.2)	(0.2)
Total income tax expense	$110.6	$125.9	$101.3

The difference between the statutory federal income tax rate and the Company's effective income tax rate is explained as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.9	1.6	4.0
Domestic production deduction	(2.0)	(1.5)	(1.5)
Amortization of investment tax credits related to rate-regulated assets	(0.1)	—	—
Tax benefits from dividends paid to employee stock plan	(1.2)	(1.0)	(1.0)
Other	1.0	1.6	2.1
Effective income tax rate	34.6%	35.7%	38.6%

The combined income tax rate decreased in 2015 due to an exclusion from taxable income of excise tax credits previously included in income and an increase in the domestic production deduction. The combined federal and state income tax rate was lower in 2014 due to research and development and state tax credits and an increase in the domestic production deduction. The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the Company has limited state operations for Southern Trails Pipeline. The effective combined federal and state income tax rate also increased in 2013 due to adjustments to estimated state income taxes for the consolidated Questar return that were in excess of state income taxes calculated on a separate return basis for the operating companies.

Questar 2015 Form 10-K	83

Significant components of Questar's deferred income taxes were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$881.8	$827.0
Employee benefits	53.6	52.0
Other	0.6	0.5
Deferred tax liabilities - noncurrent	936.0	879.5
Deferred tax assets
Asset retirement obligations	21.3	22.5
Pension and other postretirement benefits	101.0	110.8
Deferred compensation	13.6	15.7
Hedging activities	13.1	13.2
State tax credits	3.4	3.3
Valuation allowance	(2.3)	(1.6)
Deferred tax assets, net of allowance - noncurrent	150.1	163.9
Net deferred income tax liability - noncurrent	$785.9	$715.6

Deferred income taxes - current
Deferred tax assets - current	$14.9	$15.7
Deferred tax liabilities - current	8.5	9.9
Net deferred income tax asset - current	$6.4	$5.8

Questar Gas
Details of Questar Gas's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Federal
Current	$(16.0)	$(11.9)	$6.0
Deferred	48.8	42.4	23.5
State
Current	(2.0)	(1.9)	0.6
Deferred	4.2	3.6	2.0
Deferred investment tax credit recognized	(0.2)	(0.2)	(0.2)
Total income tax expense	$34.8	$32.0	$31.9

Questar 2015 Form 10-K	84

The difference between the statutory federal income tax rate and Questar Gas's effective income tax rate is explained as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate as a result of:
State income taxes, net of federal income tax benefit	1.4	1.3	2.1
Amortization of investment tax credits related to rate-regulated assets	(0.2)	(0.2)	(0.3)
Other	(1.1)	0.6	0.9
Effective income tax rate	35.1%	36.7%	37.7%

Significant components of Questar Gas's deferred income taxes were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$403.0	$354.4
Employee benefits	28.0	23.5
Other	0.6	0.5
Deferred tax liabilities - noncurrent	431.6	378.4
Deferred tax assets
Deferred compensation	0.9	0.9
Deferred tax assets - noncurrent	0.9	0.9
Net deferred income tax liability - noncurrent	$430.7	$377.5

Deferred income taxes - current
Deferred tax assets - current	$2.5	$3.6
Deferred tax liabilities - current	8.5	9.9
Net deferred income tax liability - current	$6.0	$6.3

Questar Pipeline
Details of Questar Pipeline's income tax expense and deferred income taxes are provided in the following tables. The components of income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Federal
Current	$21.7	$21.9	$20.2
Deferred	10.0	11.6	(15.2)
State
Current	1.0	1.0	1.3
Deferred	0.7	1.1	0.7
Total income tax expense	$33.4	$35.6	$7.0

Questar 2015 Form 10-K	85

The difference between the statutory federal income tax rate and Questar Pipeline's effective income tax rate is explained as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income taxes statutory rate	35.0%	35.0%	35.0%
Increase in rate as a result of:
State income taxes, net of federal income tax benefit	1.2	1.5	8.5
Other	(0.3)	0.5	2.6
Effective income tax rate	35.9%	37.0%	46.1%

The 2013 combined effective federal and state income tax rate increased due to the impairment of Southern Trails Pipeline. There was no state tax benefit recorded in association with the impairment charge because the company has limited state operations for Southern Trails Pipeline.

Significant components of Questar Pipeline's deferred income taxes were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income taxes - noncurrent
Deferred tax liabilities
Property, plant and equipment	$254.0	$246.1
Employee benefits	12.4	10.8
Deferred tax liabilities - noncurrent	266.4	256.9
Deferred tax assets
Deferred compensation	1.6	2.0
Hedging activities	13.1	13.2
State tax credits	0.7	0.7
Valuation allowance	(0.5)	(0.4)
Deferred tax assets, net of allowance - noncurrent	14.9	15.5
Net deferred income tax liability - noncurrent	$251.5	$241.4

Net deferred income tax asset - current	$1.6	$1.9

Note 10 - Contingencies, Commitments and Leases

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

Questar 2015 Form 10-K	86

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

In February 2015, a trial was held in the case of Rocky Mountain Resources and Robert N. Floyd v. QEP Energy Company and Wexpro Company, Ninth Judicial District, County of Sublette, State of Wyoming, Case No. 2011-7816. Plaintiffs allege they are entitled to a 4% overriding royalty interest (ORRI) in a so-called replacement state oil and gas lease ultimately assigned to Wexpro and QEP Energy Company (QEP) in the Pinedale Field. Wexpro and QEP believe the former state leases subject to the ORRI expired and a new lease was issued by the State of Wyoming unburdened by the 4% ORRI. A jury decision was reached on February 13, 2015, that awarded the Plaintiffs $14.1 million from Wexpro and $16.2 million from QEP. Wexpro and QEP have filed an appeal of the case to the Wyoming Supreme Court. Wexpro has accrued its estimate of additional royalties in the case. Any additional royalties will be recovered from Questar Gas’s customers.

On February 8, 2016, Plaintiffs filed the following class action in the Third District Court in Salt Lake City, Utah, Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund v. Questar Board of Directors, Questar Corporation and Dominion Corporation. Another class action, Eric Senatori v. Dominion Resources, Questar Board of Directors and Questar Corporation was filed in the Third District Court in Salt Lake City, Utah on February 17, 2016. In these cases the Plaintiffs claim that the defendants breached their fiduciary duty of loyalty and due cause owed to the Plaintiffs thereby failing to maximize the value of Questar to its public stockholders. Plaintiffs demand injunction and monetary relief by enjoining Defendants from proceeding with the Proposed Merger and awarding monetary damages.

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

Questar 2015 Form 10-K	87

Commitments

Questar Gas
Currently, the majority of Questar Gas's natural gas supply is provided by cost-of-service reserves developed and produced by Wexpro. In 2015, Questar Gas purchased the remainder of its gas supply from multiple third parties under index-based or fixed-price contracts. Questar Gas has commitments to purchase gas for $22.5 million in 2016, $13.6 million in 2017, $15.9 million in 2018, 2019 and 2020 based on current prices. Generally, at the conclusion of the heating season and after a bid process, new agreements for the next heating season are put in place. Questar Gas bought natural gas under third-party purchase agreements amounting to $82.4 million in 2015, $135.8 million in 2014 and $186.5 million in 2013.

In addition, Questar Gas stores gas during off-peak periods (typically during the summer) and withdraws gas from storage to meet peak gas demand (typically in the winter). The company has contracted for transportation and underground storage services with Questar Pipeline. Annual payments for these services amount to $70.5 million in 2016, $43.2 million in 2017, $13.4 million in 2018, $5.2 million in 2019, and $2.4 million in 2020. Questar Gas has third-party transportation and gathering commitments requiring yearly payments of $31.0 million in 2016 and 2017, $29.1 million in 2018, and $26.8 million in 2019 and 2020.

Leases
In June 2010, Questar entered into a lease agreement for a new headquarters building. The lease term is 17 years and commenced on May 1, 2012. Rental payments under the lease escalate at a rate of 3% per year during the lease term. The lease agreement does not include bargain renewal periods or material rent holidays and is not subject to contingent rent or other unusual provisions. Questar accounts for this lease as a capital lease. Other property, plant and equipment on the Consolidated Balance Sheets includes $40.8 million under the capital lease as of December 31, 2015 and 2014. Other accumulated depreciation and amortization on the Consolidated Balance Sheets includes $9.1 million and $6.7 million under the capital lease as of December 31, 2015 and 2014, respectively. Amortization of the asset under the capital lease is included with depreciation, depletion and amortization on the Consolidated Statements of Income.

Future minimum lease payments for the five years following 2015 and the years thereafter are shown in the table below. Also shown is the present value of minimum lease payments at December 31, 2015, which is reflected on the Consolidated Balance Sheets as current and noncurrent capital lease obligations of $1.2 million and $36.0 million, respectively.

Years Ending December 31,
(in millions)
2016	$3.2
2017	3.6
2018	3.7
2019	3.8
2020	3.9
After 2020	37.2
Total minimum lease payments	55.4
Less: amount representing interest	(18.2)
Present value of minimum lease payments at December 31, 2015	$37.2

Note 11 - Wexpro and Wexpro II Agreements and Stipulations

Wexpro's operations are subject to the terms of the Wexpro and Wexpro II agreements, the Trail Stipulation and the Canyon Creek Stipulation. The original Wexpro Agreement was effective August 1, 1981, and sets forth the rights of Questar Gas to receive certain benefits from Wexpro's operations. The agreement was approved by the PSCU and PSCW (the Commissions) in 1981 and affirmed by the Supreme Court of Utah in 1983. The Wexpro II Agreement was modeled after the original Wexpro Agreement and allows for the addition of properties under the cost-of-service methodology for the benefit of Questar Gas customers. The Wexpro II Agreement was approved by the Commissions in 2013. The Utah Division of Public Utilities and the staff of the PSCW are entitled to review the performance of Questar Gas and Wexpro under the Wexpro agreements and have retained an independent certified public accountant and an independent petroleum engineer to monitor the performance of the agreements.

Questar 2015 Form 10-K	88

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

In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin. During 2015 Wexpro and Questar Gas submitted an application to the Commissions for approval to include the acquired Canyon Creek properties under the terms of the Wexpro II Agreement. As part of this application, Wexpro proposed significant changes to its cost-of-service program to enable future cost-of-service gas production to be more competitive with market prices. The proposed changes to the cost-of-service program were subsequently modified by a Settlement Stipulation among Questar Gas, Wexpro, the Utah Division of Public Utilities, the Utah Office of Consumer Services and the Wyoming Office of Consumer Advocate. The proposed modifications to the Wexpro Agreements, as modified by the Settlement Stipulation, were approved by the PSCU on November 17, 2015 and by the PSCW on November 24, 2015.

As modified, the Wexpro Agreements include the Canyon Creek acquisition as a Wexpro II property and provide for the following changes to the cost-of-service program:

•
the return on post-2015 development drilling will be lowered to the Commission allowed rate of return on investment as defined in the Wexpro II Agreement (currently 7.64%), and the pre-2016 investment base and associated returns will not be affected;

•	Wexpro and Questar Gas will reduce the threshold of maximum combined production from Wexpro properties from 65% of Questar Gas's annual forecasted demand to 55% in 2020;

•
Dry-hole and non-commercial well costs will be shared on a 50%/50% basis between utility customers and Wexpro so long as the costs allocated to utility customers do not exceed 4.5% of Wexpro's annual development drilling program costs;

•
Wexpro will share in 50% of the savings when the annual price of cost-of-service production is lower than the annual average market price. However Wexpro's 50% share of any annual savings will be limited so that Wexpro will not earn a return exceeding the return earned on gas development investment under the 1981 Wexpro Agreement.

Major provisions of the agreements and stipulations are as follows:

a. Wexpro conducts gas-development drilling on productive gas properties, including properties acquired and approved for inclusion in the Wexpro II Agreement, and bears any costs of dry holes. Natural gas produced from successful drilling on these properties is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its investment in successful wells. The after-tax return allowed Wexpro is adjusted annually and is currently 20.0% for pre-2016 gas-development drilling and 7.64% for post-2015 gas-development drilling.

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

Questar 2015 Form 10-K	89

f. Acquired natural gas production from properties approved by the Commissions for inclusion in the Wexpro II Agreement is delivered to Questar Gas. Wexpro is reimbursed for the costs of producing the natural gas plus a return on its acquisition investment. The after-tax return allowed Wexpro is adjusted periodically and is currently 7.64%.

g. Wexpro's return on investment base for pre-2015 properties is determined based on authorized returns from a group of rate-regulated companies plus an 8% risk premium for natural gas development drilling costs and a 5% risk premium for oil development drilling costs. The authorized returns for this group of companies have declined in recent years, resulting in lower returns on investment base for Wexpro. Wexpro's return on investment base for Wexpro II property acquisition costs is based on Questar Gas's approved cost of capital.

Wexpro's net investment base, yearly average rate of return, and oil and NGL income shared with Questar Gas are shown in the table below:

	Year Ended December 31,
	2015	2014	2013
Wexpro net investment base at December 31, (in millions)	$642.9	$649.0	$589.7
Average annual rate of return (after tax)	17.5%	17.9%	19.7%
Oil and NGL income sharing (in millions)	$—	$—	$0.6

The lower returns in 2015 and 2014 were due primarily to the inclusion of the Trail acquisition (see Note 18) in the Wexpro II Agreement. The Wexpro II portion of the investment base earns the lower return described in item f., above.

Questar 2015 Form 10-K	90

Note 12 - Rate Regulation

The following table details regulatory assets and liabilities:

	December 31, 2015		December 31, 2014
	Current	Noncurrent	Current	Noncurrent
	(in millions)
Regulatory assets:
Questar Gas
Purchased-gas adjustment	$18.9	$—	$39.2	$—
Energy-efficiency program	1.1	—	—	—
Contract withholding	20.3	—	13.6	—
Deferred cost-of-service gas charges	19.5	8.1	25.5	9.3
Cost of reacquired debt	—	3.8	—	4.3
Pipeline integrity costs	6.3	—	—	7.7
Conservation Enabling Tariff	3.6	—	—	—
Other	0.1	—	—	—
Total Questar Gas regulatory assets	69.8	11.9	78.3	21.3
Questar Pipeline
Gas imbalance	—	—	1.2	—
Revenue sharing	0.2	—	0.1	—
Cost of reacquired debt	—	1.8	—	2.2
Income taxes recoverable from customers	—	—	—	0.3
Other	—	1.2	—	1.2
Total Questar Pipeline regulatory assets	0.2	3.0	1.3	3.7
Total regulatory assets	$70.0	$14.9	$79.6	$25.0

Regulatory liabilities:
Questar Gas
Energy-efficiency program	—	—	0.3	—
Conservation Enabling Tariff	—	—	12.1	—
Cost of plant removal	3.7	65.5	—	60.7
Income taxes refundable to customers	—	0.1	—	0.2
Other	0.3	—	0.1	—
Total Questar Gas regulatory liabilities	4.0	65.6	12.5	60.9
Questar Pipeline
Gas imbalance	2.3	—	0.8	—
Revenue sharing	0.1	—	0.1	—
Postretirement medical	—	10.0	—	9.0
Total Questar Pipeline regulatory liabilities	2.4	10.0	0.9	9.0
Total regulatory liabilities	$6.4	$75.6	$13.4	$69.9

Questar Gas and Questar Pipeline record regulatory assets and liabilities. They recover the costs of assets but do not generally receive a return on these assets.

Following is a description of Questar Gas's regulatory assets and liabilities:

-	Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Questar 2015 Form 10-K	91

-
The energy-efficiency program relates to funds expended for promoting the conservation of natural gas through advertising, rebates for efficient homes and appliances, and home energy audits. Costs are recovered from customers through periodic rate adjustments. Costs incurred in excess of recoveries result in an asset; recoveries in excess of costs incurred result in a liability.

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

-
Gains and losses on the reacquisition of debt by rate-regulated companies are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 7.2 years as of December 31, 2015.

-
The costs of complying with pipeline-integrity regulations are recovered in rates subject to a PSCU order. Questar Gas is allowed to recover $7.0 million per year. Costs incurred in excess of this amount will be recovered in future rate changes.

-	The CET asset represents actual revenues received that are less than the allowed revenues. Any deficiency in amounts collected are recovered through periodic rate adjustments.
- Cost of plant removal represents asset retirement costs recovered from customers for other than legal obligations.

-	Income taxes refundable to customers arise from adjustments to deferred taxes, refunded over the life of the related property, plant and equipment.

Following is a description of Questar Pipeline's regulatory assets and liabilities:

-	Regulatory assets and liabilities for gas imbalances, fuel over- or under-recovered and sharing interruptible revenues with customers.

-
Gains and losses on the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 6 years as of December 31, 2015.

-	Income taxes recoverable from customers arise from adjustments to deferred taxes, recovered over the life of the related property, plant and equipment.

-	A regulatory liability for the collection of postretirement medical costs allowed in rates in excess of actual charges.

Rate Changes
Questar Gas is authorized to earn a return on equity of 9.85% in Utah and 9.5% in Wyoming. Effective March 1, 2014, Questar Gas increased its rates in Utah by $7.6 million annually as a result of a general rate case filed in Utah in July 2013. The order in this rate case authorized an allowed return on equity of 9.85%. In December 2014, Questar Gas held hearings on a general rate case in Wyoming. At the hearings the PSCW ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates was effective March 1, 2015.

Note 13 - Share-Based Compensation

Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers, employees and non-employee directors under the LTSIP. Questar recognizes expense over time as the stock options, restricted shares, RSUs and performance shares vest. Total share-based compensation expense amounted to $11.4 million in 2015 compared to $12.4 million in 2014 and $10.2 million in 2013. Cash flow from income tax benefits in excess of recognized compensation expense amounted to $0.6 million in 2015, $2.2 million in 2014 and $14.0 million in 2013. At December 31, 2015, there were 5,940,708 shares available for future grant. The following disclosures under the headings Stock Options, Restricted Shares, Restricted Stock Units and Performance Shares include all awards granted to officers, employees and non-employee directors of Questar and its affiliates. The disclosures under the heading Questar Gas and Questar Pipeline describe the subset of total awards granted to officers and employees of those companies.

The Merger Agreement with Dominion Resources, as disclosed in Note 2 - Proposed Merger with Dominion Resources, contains provisions addressing all outstanding stock options, restricted shares, RSUs and performance shares. All such awards vest on the closing date. Stock options are converted to cash at the difference between the $25 per share purchase price and the

Questar 2015 Form 10-K	92

exercise price. Restricted shares and performance shares are converted to cash at the $25 per share price. Performance shares are paid at the higher of target or actual performance multiplied by the $25 per share price.

Stock Options
Stock options have terms ranging from five to ten years, with a majority issued with a seven- to ten-year term. Options generally vest in three or four equal, annual installments. There were no unvested stock options at December 31, 2015 or 2014. No stock options have been granted since 2010 and no stock options were forfeited in 2015.

Stock option transactions and balances under the terms of the LTSIP are summarized below:

	Options Outstanding	Exercise Price Range			Weighted-Average Exercise Price
Balance at December 31, 2014	435,507	$11.40	-	$17.35	$12.46
Exercised	(178,112)	11.40	-	13.10	11.47
Balance at December 31, 2015	257,395	$11.40	-	$17.35	$13.14

Options Outstanding					Options Exercisable
Range of exercise prices		Number outstanding at Dec. 31, 2015	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2015	Weighted-average exercise price
$11.40	$17.35	257,395	0.8	$13.14	257,395	$13.14

As of December 31, 2015, the aggregate intrinsic value of outstanding and exercisable options was $1.6 million.

Certain officers, employees and non-employee directors of former subsidiary QEP Resources held 64,093 Questar stock options with a weighted-average exercise price of $12.16 per share and a weighted-average remaining life of 7 months at December 31, 2015.

Restricted Shares
Restricted shares are valued at the grant-date market price and amortized to expense over the vesting period. Most restricted share grants vest in equal installments over a three-year period from the grant date. Unvested restricted shares have voting and dividend rights; however, sale or transfer is restricted. The weighted-average remaining vesting period of unvested restricted shares at December 31, 2015, was 2 months. No restricted shares have been granted since 2013 and no restricted shares were forfeited in 2015. Transactions involving restricted shares under the terms of the LTSIP for the year ended December 31, 2015, are summarized below:

	Restricted Shares Outstanding	Price Range			Weighted- Average Price
Balance at December 31, 2014	102,354	$19.39	-	$21.53	$19.41
Vested	(102,135)	19.39	-	21.53	19.40
Balance at December 31, 2015	219	$21.53	-	$21.53	$21.53

Restricted Stock Units
Questar may grant RSUs to certain of its officers, employees and non-employee directors under the LTSIP. RSUs are valued at the grant-date market price and amortized to expense over the vesting period. RSU grants typically vest in equal installments over a three-year period from the grant date. Certain grants vest in a single installment after a specified period. RSUs do not have voting rights until shares are distributed, but they do have dividend equivalent rights. Most RSU dividend equivalents are paid in cash quarterly and vest immediately. One share of Questar common stock will be distributed for each RSU at the time of vesting. The weighted-average remaining vesting period of unvested RSUs at December 31, 2015, was 10 months.

Questar 2015 Form 10-K	93

Transactions involving RSUs under the terms of the LTSIP for the year ended December 31, 2015, are summarized below:

	RSUs Outstanding	Price Range			Weighted-Average Price
Balance at December 31, 2014	526,102	$22.14	-	$24.70	$23.60
Granted	351,282	23.70	-	25.07	24.38
Vested	(294,515)	22.14	-	25.07	23.68
Forfeited	(32,467)	22.17	-	24.41	24.32
Balance at December 31, 2015	550,402	$22.52	-	$25.07	$24.01

Questar may grant RSUs with deferred share distributions (deferred RSUs) to certain of its non-employee directors under the LTSIP. Grants of deferred RSUs typically vest in a single installment over a one-year period from the grant date. Dividend equivalents on deferred RSUs accrue quarterly and are subject to the vesting, distribution and voting conditions of the underlying award. One share of Questar common stock will be distributed for each vested deferred RSU (including accrued reinvested dividend equivalents). At December 31, 2015, Questar's outstanding deferred RSUs totaled 47,325 with a weighted-average price of $23.91 per share. The weighted-average remaining vesting period of unvested deferred RSUs at December 31, 2015, was 2 months.

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

The Company uses the Monte Carlo simulation method to estimate the grant-date fair value of performance share awards. Fair value estimates rely upon subjective assumptions used in the mathematical model and may not be representative of future results. The estimated fair value of performance shares granted and major assumptions used in the simulation at the date of grant are listed below:

	2015	2014	2013
	Performance Share Input Variables
Fair value of performance shares at grant date	$21.03	$31.07	$39.62
Risk-free interest rate	0.95%	0.67%	0.40%
Expected price volatility	16.1%	18.6%	19.0%
Expected dividend yield	3.11%	3.05%	2.88%
Expected life in years	2.9	2.9	2.9

For performance shares granted in 2013, half of any award will be distributed in shares of Questar common stock and half in cash. Subsequent awards will be distributed in shares, with no cash component. For share-settled performance share awards, the grant-date fair value of the awards is amortized to expense over the vesting period. The liability associated with awards to be settled in cash is adjusted to its estimated fair value through earnings on a quarterly basis. Equity- and liability-based performance share compensation expense amounted to $2.8 million in 2015, $3.8 million in 2014 and $2.0 million in 2013. The weighted-average remaining vesting period of unvested performance shares at December 31, 2015, was 19 months.

Questar 2015 Form 10-K	94

Transactions involving performance shares under the terms of the LTSIP for the year ended December 31, 2015, are summarized below:

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted-Average Grant-Date Fair Value
Balance at December 31, 2014	391,249	$25.42	-	$39.62	$31.78
Granted	160,302	19.03	-	21.03	20.82
Distributed(1)	(134,778)	25.42		25.42	25.42
Forfeited	(73,025)	21.03	-	39.62	26.11
Balance at December 31, 2015(2),(3)	343,748	$19.03	-	$39.62	$30.37

(1) Actual shares and cash distributed were determined by multiplying the target shares by 1.00 to reflect Questar's final total shareholder return ranking relative to the specified peer companies for the performance period from January 1, 2012 through December 31, 2014. The total amount paid for the cash half of the distribution was $1.7 million.

(2) The total undistributed balance consists of 286,211 of share-settled target shares and 57,537 of cash-settled target shares.

(3) The total undistributed balance includes 115,074 vested target shares that are expected to be distributed in the first quarter of 2016 using a payout adjustment multiplier of 0.32. The multiplier reflects Questar's final total shareholder return ranking relative to the specified peer companies for the performance period from January 1, 2013 through December 31, 2015. The distribution will be half in shares, half in cash. These target shares are included in the amounts described in note (2), immediately above.

As of December 31, 2015, the total unrecognized compensation cost related to outstanding stock options, restricted shares, RSUs and performance shares was $5.4 million, which the Company expects to recognize over a weighted-average period of 12 months.

Questar Gas and Questar Pipeline
Questar may issue stock options, restricted shares, RSUs and performance shares to certain officers and employees of Questar Gas and Questar Pipeline under the LTSIP. Questar Gas and Questar Pipeline recognize expense over time as the stock options, restricted shares, RSUs and performance shares vest. Questar Gas share-based compensation expense amounted to $1.4 million in 2015 and 2013 compared with $1.6 million in 2014. Questar Pipeline share-based compensation expense amounted to $2.0 million in 2015 and 2013 compared with $2.1 million in 2014.

The following table summarizes the stock options held under the LTSIP by Questar Pipeline officers and employees at December 31, 2015. There were no stock options held under the LTSIP by Questar Gas officers or employees at December 31, 2015.

Options Outstanding						Options Exercisable
Range of exercise prices			Number outstanding at Dec. 31, 2015	Weighted-average remaining term in years	Weighted-average exercise price	Number exercisable at Dec. 31, 2015	Weighted-average exercise price
Questar Pipeline
$11.40	-	$13.10	47,995	0.5	$11.98	47,995	$11.98

There were no restricted shares held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2015.

The following table summarizes the RSUs held under the LTSIP by Questar Gas and Questar Pipeline officers and employees at December 31, 2015. The weighted-average remaining vesting periods of unvested RSUs at December 31, 2015, for Questar Gas and Questar Pipeline were 10 months and 11 months, respectively.

Questar 2015 Form 10-K	95

	RSUs Outstanding	Price Range			Weighted-Average Price
Questar Gas	97,209	$23.09	-	$24.41	$24.01
Questar Pipeline	126,744	$23.09	-	$24.41	$23.95

The following table summarizes the target number of performance shares held under the LTSIP by Questar Gas and Questar Pipeline officers at December 31, 2015. The weighted-average remaining vesting periods of unvested performance shares at December 31, 2015, for Questar Gas and Questar Pipeline were 18 months and 23 months.

	Target Number of Performance Shares Outstanding	Grant-Date Fair Value Range			Weighted-Average Grant-Date Fair Value
Questar Gas	33,578	$21.03	-	$39.62	$30.23
Questar Pipeline	47,454	$19.03	-	$39.62	$28.43

Note 14 - Employee Benefits

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

Questar funds a trust for Employee Retirement Income Security Act (ERISA)-qualified pension and other postretirement benefit obligations to pay benefits currently due and to build asset balances over time to pay future obligations. Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels mandated by ERISA and by the Internal Revenue Code. Subject to these limitations, the Company seeks to fund the qualified pension plan in amounts that are at a minimum equal to the yearly net cost. The Company commingles postretirement medical plan assets with those of the ERISA-qualified pension plan as permitted by section 401(h) of the Internal Revenue Code. The qualified pension plan has settled benefits for some terminated vested employees and is offering lump-sum benefits to retiring employees starting January 1, 2015. Due to the number of employees that elected the lump-sum benefit, the Company incurred a one-time $16.7 million pre-tax noncash qualified pension settlement accounting cost in the the fourth quarter of 2015.

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

Questar 2015 Form 10-K	96

Qualified pension and other postretirement benefit plan assets were invested as follows:

	Actual Allocation		Policy Range
	December 31,		December 31,
	2015	2014	2015			2014
Total domestic equity securities	36%	38%	35%	-	45%	35%	-	45%
Foreign equity securities
Developed market foreign equity securities	20%	18%
Emerging market foreign equity securities	4%	4%
Total foreign securities	24%	22%	25%	-	35%	25%	-	35%
Debt securities
Investment-grade intermediate-term debt	5%	7%
Investment-grade long-term debt	15%	14%
Below-investment-grade debt	10%	9%
Total debt securities	30%	30%	25%	-	35%	25%	-	35%
Inflation protection securities	10%	9%	—%	-	10%	—%	-	10%
Cash and short-term investments	—%	1%	—%	-	3%	—%	-	3%

At December 31, 2015, domestic equity assets were invested in a passive total stock market index fund that invests in a diversified portfolio of stocks representative of the whole U.S. stock market and an S&P 500 index fund. Developed market foreign equity assets were invested in funds that hold a diversified portfolio of common stocks of corporations in developed countries outside the United States. These investments are benchmarked against the Morgan Stanley Capital International Europe Australasia and Far East (MSCI EAFE) index. Emerging market foreign equity assets are invested in funds that hold a diversified portfolio of common stocks of corporations in emerging countries outside the United States and are benchmarked against the MSCI Emerging Markets index.

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

Questar 2015 Form 10-K	97

valuation inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The following is a description of the valuation methodologies used at December 31, 2015 and 2014, to value qualified pension and other postretirement benefit plan assets. The Company's pension and other postretirement benefit plan assets did not include any investments measured using Level 3 inputs at December 31, 2015 or 2014.

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

The following tables set forth, by level within the fair value hierarchy, qualified pension and other postretirement benefit plan assets at fair value as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$14.1	$14.1
Registered investment companies:
Fixed income funds	88.9	—	88.9
Inflation protection fund	35.6	—	35.6
Domestic equity fund	0.6	—	0.6
Commingled funds*			519.0
Foreign equity growth 103-12 investment entity*			47.0
Total	$125.1	$14.1	$705.2

	December 31, 2014
	Level 1	Level 2	Total
	(in millions)
Corporate bonds	$—	$1.5	$1.5
U.S. government securities	—	12.9	12.9
Registered investment companies:
Fixed income funds	114.9	—	114.9
Inflation protection fund	34.5	—	34.5
Domestic equity fund	1.6	—	1.6
Commingled funds*			525.6
Foreign equity growth 103-12 investment entity*			46.2
Total	$151.0	$14.4	$737.2

*In accordance with Accounting Standard Update 2015-12 (Subtopic 820-10), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Company's statement of financial position.

Questar 2015 Form 10-K	98

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

The qualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2015	2014
Discount rate	4.50%	4.10%
Rate of increase in compensation	5.50	5.50
Long-term return on assets	7.00	7.00

The nonqualified pension projected benefit obligation was measured using the following assumptions at December 31:

	2015	2014
Discount rate	3.10%	2.90%
Rate of increase in compensation	5.50	5.50

The postretirement accumulated benefit obligation was measured using the following assumptions at December 31:

	2015			2014
Discount rate	4.30%			4.00%
Long-term return on assets	7.00			7.00
Health-care inflation rate	7.00			7.50
	decreasing to			decreasing to
	4.50%	by	2021	4.50%	by	2021

Questar does not expect any plan assets to be returned during 2016. The qualified and nonqualified pension plan accumulated benefit obligation totaled $646.6 million at December 31, 2015. Plan obligations and fair value of all plan assets are shown in the following table:

Questar 2015 Form 10-K	99

	Pension		Other Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$834.0	$702.7	$90.8	$86.3
Service cost	13.8	11.8	0.6	0.6
Interest cost	32.7	33.4	3.5	3.8
Plan and assumption changes	(53.7)	109.1	(4.4)	4.9
Actuarial (gain) loss	7.0	(0.7)	(1.6)	(3.0)
Benefits paid	(73.8)	(22.3)	(2.9)	(1.8)
Benefit obligation at end of year	760.0	834.0	86.0	90.8

Change in plan assets
Fair value of plan assets at beginning of year	690.2	628.2	47.0	43.8
Actual gain (loss) on plan assets	(15.0)	40.4	(0.9)	2.9
Company contributions to the plan	71.8	43.9	0.9	2.1
Benefits paid	(73.8)	(22.3)	(2.9)	(1.8)
Fair value of plan assets at end of year	673.2	690.2	44.1	47.0
Underfunded status (current and long-term)	$(86.8)	$(143.8)	$(41.9)	$(43.8)

The projected 2016 qualified pension plan funding is $18.1 million. Estimated benefit plan payments for the five years following 2015 and the subsequent five years aggregated are as follows:

	Pension	Other Postretirement Benefits
	Years Ending December 31,
	(in millions)
2016	$50.5	$4.5
2017	50.1	4.5
2018	63.6	4.7
2019	52.9	4.8
2020	52.8	5.0
2021 through 2025	264.1	25.9

Questar 2015 Form 10-K	100

The components of the net pension and other postretirement benefit costs are as follows. The net pension cost includes both the qualified and nonqualified pension plans.

	Pension			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost	$13.8	$11.8	$13.9	$0.6	$0.6	$0.7
Interest cost	32.7	33.4	30.6	3.5	3.8	3.7
Expected return on plan assets	(47.7)	(43.6)	(38.1)	(3.2)	(3.0)	(2.6)
Prior service and other costs	0.1	0.6	1.1	—	—	—
Recognized net actuarial loss	21.9	15.4	28.9	1.2	0.7	3.0
Pension settlement costs	16.7	—	—	—	—	—
Accretion of regulatory liability	—	—	—	1.0	0.8	0.5
Net periodic cost	$37.5	$17.6	$36.4	$3.1	$2.9	$5.3

Assumptions at January 1, used to calculate the qualified net pension cost for the years, were as follows:

	2015	2014	2013
Discount rate	4.10%	4.90%	4.20%
Rate of increase in compensation	5.50	5.50	5.50
Long-term return on assets	7.00	7.25	7.25

Assumptions at January 1, used to calculate the nonqualified net pension cost for the years, were as follows:

	2015	2014	2013
Discount rate	2.90%	3.30%	2.40%
Rate of increase in compensation	5.50	5.50	5.50

Assumptions at January 1, used to calculate the net postretirement benefit cost for the years, were as follows:

	2015			2014			2013
Discount rate	4.00%			4.70%			4.00%
Long-term return on assets	7.00			7.25			7.25
Health-care inflation rate	7.50			8.00			8.50
	decreasing to			decreasing to			decreasing to
	4.50%	by	2021	4.50%	by	2021	4.50%	by	2021

The 2016 estimated qualified and nonqualified net pension cost is $11.2 million. In 2016, $15.1 million of estimated net actuarial loss for the pension plans will be amortized from AOCI. The 2016 estimated net postretirement benefit cost is $2.1 million, excluding accretion of a regulatory liability. In 2016, $0.9 million of estimated net actuarial loss and $0.1 million of prior service cost for the postretirement benefit plans will be amortized from AOCI.

Postretirement benefit service and interest costs are sensitive to changes in the health-care inflation rate. A 1% increase in the health-care inflation rate would cause a minimal increase in the yearly service and interest costs and would increase the postretirement accumulated benefit obligation by $0.5 million. A 1% decrease in the health-care inflation rate would cause a minimal decrease in the yearly service and interest costs and would decrease the postretirement accumulated benefit obligation by $0.5 million.

Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of net periodic benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. Under this

Questar 2015 Form 10-K	101

methodology, the gain/loss amounts recognized in AOCI are not expected to be fully recognized in benefit cost until the plan is terminated (or an earlier event, like a settlement, triggers recognition) because the average expected remaining service of active participants expected to benefit under the plan over which the amounts are amortized is redetermined each year and amounts that fall within the corridor described above are not amortized.

Questar Gas and Questar Pipeline participate in Questar's qualified and nonqualified pension plans as well as its postretirement medical and life plans. Questar Gas's and Questar Pipeline's pension plan and postretirement medical and life insurance plan assets and benefit obligations cannot be separately determined because plan assets are not segregated or restricted to meet the companies' pension and postretirement medical and life obligations. If the companies were to withdraw from the plans, the pension and other postretirement obligations for Questar Gas and Questar Pipeline employees would be retained by the Questar plans. The 2015 pension settlement accounting costs were not allocated to Questar Gas or Questar Pipeline. Pension and other postretirement benefit net cost and plan contribution information for Questar Gas and Questar Pipeline are shown below:

	Pension			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(in millions)
Questar Gas
Net periodic cost	$10.4	$8.5	$18.1	$0.9	$0.8	$2.4
Share of total plan contributions	34.9	21.8	29.6	0.5	1.1	2.0

Questar Pipeline
Net periodic cost	$3.8	$3.2	$6.7	$(0.3)	$(0.4)	$0.2
Share of total plan contributions	13.4	8.1	11.2	0.1	0.4	0.7

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

Questar, Questar Gas and Questar Pipeline recognize expense equal to 401(k) Plan employer matching and non-matching contributions earned by employees during the year. Questar's expense amounted to $9.8 million in 2015, $9.1 million in 2014, and $7.2 million in 2013. Questar Gas's 401(k) Plan expense was $4.5 million in 2015 and 2014 and $3.4 million in 2013. Questar Pipeline's 401(k) Plan expense was $1.8 million in 2015 and 2014 and $1.4 million in 2013.

Note 15 - Operations by Line of Business

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

Questar 2015 Form 10-K	102

The following is a summary of operations by line of business for the three years ended December 31, 2015:

	Questar Consol.	Interco. Trans.	Questar Gas	Wexpro	Questar Pipeline	Corp and Other
	(in millions)
2015
Revenues
From unaffiliated customers	$1,134.9	$—	$917.6	$22.9	$187.9	$6.5
From affiliated companies	—	(394.2)	—	319.1	75.1	—
Total Revenues	1,134.9	(394.2)	917.6	342.0	263.0	6.5
Operating Expenses
Cost of sales	175.2	(393.5)	558.1	—	8.9	1.7
Operating and maintenance	181.6	—	111.9	29.6	37.6	2.5
General and administrative	109.0	(0.7)	50.6	33.5	38.9	(13.3)
Pension settlement costs	16.7	—	—	—	—	16.7
Production and other taxes	51.3	—	19.3	21.2	8.8	2.0
Depreciation, depletion and amortization	216.0	—	55.1	99.4	54.6	6.9
Abandonment and impairment	12.5	—	—	12.5	—	—
Total Operating Expenses	762.3	(394.2)	795.0	196.2	148.8	16.5
Net gain from asset sales	1.8	—	—	1.6	0.2	—
Operating Income (Loss)	374.4	—	122.6	147.4	114.4	(10.0)
Interest and other income (expense)	4.2	(1.0)	4.8	0.9	0.9	(1.4)
Income from unconsolidated affiliate	3.7	—	—	—	3.7	—
Interest expense	(63.0)	1.0	(28.3)	(0.2)	(26.0)	(9.5)
Income taxes	(110.6)	—	(34.8)	(49.2)	(33.4)	6.8
Net Income (Loss)	$208.7	$—	$64.3	$98.9	$59.6	$(14.1)
Identifiable assets	4,377.8	—	2,126.8	920.6	1,227.3	103.1
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	23.9	—	—	—	23.9
Cash capital expenditures, including acquisitions	330.4	—	228.8	46.4	40.6	14.6
Accrued capital expenditures, including acquisitions	328.0	—	232.6	42.9	39.5	13.0

2014
Revenues
From unaffiliated customers	$1,189.3	$—	$960.9	$35.6	$190.2	$2.6
From affiliated companies	—	(424.0)	—	350.3	73.7	—
Total Revenues	1,189.3	(424.0)	960.9	385.9	263.9	2.6
Operating Expenses
Cost of sales	186.3	(423.4)	604.8	—	4.0	0.9
Operating and maintenance	194.2	—	122.5	31.5	39.3	0.9
General and administrative	122.7	(0.6)	52.8	32.6	38.9	(1.0)
Production and other taxes	66.2	—	17.8	37.6	9.1	1.7
Depreciation, depletion and amortization	213.7	—	53.6	100.5	54.5	5.1
Asset impairment	2.0	—	—	2.0	—	—
Total Operating Expenses	785.1	(424.0)	851.5	204.2	145.8	7.6
Net gain (loss) from asset sales	1.2	—	0.1	1.6	(0.5)	—

Questar 2015 Form 10-K	103

Operating Income (Loss)	405.4	—	109.5	183.3	117.6	(5.0)
Interest and other income (expense)	6.6	(0.4)	5.9	1.1	1.2	(1.2)
Income from unconsolidated affiliate	3.5	—	—	—	3.5	—
Interest expense	(63.1)	0.4	(28.2)	(0.1)	(26.1)	(9.1)
Income taxes	(125.9)	—	(32.0)	(61.5)	(35.6)	3.2
Net Income (Loss)	$226.5	$—	$55.2	$122.8	$60.6	$(12.1)
Identifiable assets	$4,243.9	$—	$1,917.4	$970.6	$1,230.5	$125.4
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	24.7	—	—	—	24.7	—
Cash capital expenditures, including acquisitions	371.5	—	174.7	114.4	59.4	23.0
Accrued capital expenditures, including acquisitions	359.7	—	161.5	114.7	61.3	22.2

2013
Revenues
From unaffiliated customers	$1,220.0	$—	$985.2	$45.1	$189.5	$0.2
From affiliated companies	—	(372.1)	0.6	294.8	76.7	—
Total Revenues	1,220.0	(372.1)	985.8	339.9	266.2	0.2
Operating Expenses
Cost of sales	285.9	(370.9)	650.6	—	6.1	0.1
Operating and maintenance	179.4	—	113.1	28.6	37.6	0.1
General and administrative	115.9	(0.6)	52.5	28.7	41.6	(6.3)
Production and other taxes	57.4	—	18.0	28.3	9.3	1.8
Depreciation, depletion and amortization	194.8	—	49.7	85.8	55.5	3.8
Asset impairment	80.6	—	—	—	80.6	—
Other operating expenses	—	(0.6)	—	0.6	—	—
Total Operating Expenses	914.0	(372.1)	883.9	172.0	230.7	(0.5)
Net loss from asset sales	(0.2)	—	—	(0.2)	—	—
Operating Income	305.8	—	101.9	167.7	35.5	0.7
Interest and other income (expense)	9.9	(0.7)	5.1	5.0	1.8	(1.3)
Income from unconsolidated affiliate	3.7	—	—	—	3.7	—
Interest expense	(56.9)	0.7	(22.3)	(0.1)	(25.8)	(9.4)
Income taxes	(101.3)	—	(31.9)	(62.0)	(7.0)	(0.4)
Net Income (Loss)	$161.2	$—	$52.8	$110.6	$8.2	$(10.4)
Identifiable assets	$4,044.6	$—	$1,759.1	$988.3	$1,221.0	$76.2
Goodwill	9.8	—	5.6	—	4.2	—
Investment in unconsolidated affiliate	25.6	—	—	—	25.6	—
Cash capital expenditures	503.7	—	166.2	249.5	73.4	14.6
Accrued capital expenditures	505.6	—	177.3	240.7	70.0	17.6

Note 16 - Related-Party Transactions

Questar Gas
In 2015, 2014 and 2013 Questar Gas provided technical services to affiliates. Questar Gas provided these services at its cost and charged $6.7 million in 2015, $6.1 million in 2014 and $6.7 million in 2013. The majority of these costs are allocated. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar 2015 Form 10-K	104

Questar Gas has reserved transportation capacity on Questar Pipeline's system for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. Questar Gas periodically releases excess capacity and receives a credit from Questar Pipeline for the released capacity revenues and a portion of Questar Pipeline's interruptible transportation revenues. Questar Gas paid for transportation, storage and processing services provided by Questar Pipeline and a subsidiary amounting to $73.0 million in 2015, $72.9 million in 2014 and $73.0 million in 2013, which included demand charges. The costs of these services were included in the cost of natural gas sold.

Under the terms of the Wexpro agreements, Questar Gas receives a portion of Wexpro's income from oil and NGL operations after recovery of Wexpro's operating expenses and a return on investment. This amount, which is included in revenues and reduces amounts billed to gas distribution customers, was $0.6 million in 2013. There was no such revenue in 2014 or 2015. The amounts that Questar Gas paid Wexpro for the operation of cost-of-service gas properties were $319.0 million in 2015, $349.7 million in 2014 and $294.6 million in 2013. Questar Gas reports these amounts in the cost of natural gas sold.

Questar charged Questar Gas for certain administrative functions amounting to $52.9 million in 2015, $47.8 million in 2014 and $48.4 million in 2013. These costs are included in operating expenses and are generally allocated based on each affiliated company's proportional share of revenues less product costs; property, plant and equipment; and labor costs. Management believes that the allocation method is reasonable.

Questar Pipeline charged Questar Gas for communication services amounting to $2.8 million in 2015 and $3.7 million in 2014 and 2013. These costs are included in operating expenses and are allocated based on usage.

Questar Gas borrowed cash from Questar and incurred interest expense of $0.4 million in 2015, $0.1 million in 2014 and $0.5 million in 2013.

Questar Pipeline
Questar Pipeline receives a substantial portion of its revenues from Questar Gas. Total revenues received from Questar Gas were $74.7 million in 2015, $73.3 million in 2014 and $76.3 million in 2013.

Questar Pipeline provides communication services to affiliates. Questar Pipeline provided these services at its cost and charged $4.0 million in 2015, $5.0 million in 2014 and $4.9 million in 2013. The majority of these costs are allocated based on usage.

Questar Gas provides technical services to Questar Pipeline. Questar Gas provided these services at its cost of $3.6 million in 2015, $3.8 million in 2014 and $3.5 million in 2013. The majority of these costs are allocated and included in operating expenses. The allocation methods are based on the specific nature of the charges. Management believes that the allocation methods are reasonable.

Questar charged Questar Pipeline for certain administrative functions amounting to $27.1 million in 2015, $25.8 million in 2014 and $28.2 million in 2013. These costs are included in operating expenses and are generally allocated based on each affiliates' proportional share of revenues less product costs, property, plant and equipment, and labor costs. Management believes that the allocation method is reasonable.

Questar Pipeline loaned excess funds to Questar and earned interest income of $0.1 million in 2015, $0.1 million in 2014 and $0.2 million in 2013.

Note 17 - Asset Impairments

During the fourth quarter of 2015, Wexpro recorded a pre-tax abandonment and impairment charge of $12.1 million for the South Moxa leasehold because current market prices do not support a drilling program.

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

Questar 2015 Form 10-K	105

the eastern segment of Southern Trails Pipeline of $80.6 million, or $52.4 million after income taxes. Questar Pipeline used a probability-weighted discounted cash flow analysis that included significant inputs such as Questar Pipeline's cost of capital and assumptions regarding future transportation rates and operating costs.

Note 18 - Acquisitions

In December 2015, Wexpro acquired working interests in 75 producing wells and 112 future drilling locations in the Vermillion Basin in southwestern Wyoming for $16.0 million. The financial impact of this transaction is not significant therefore, no supplemental pro forma income information is presented.

In March 2015, Questar Gas purchased Eagle Mountain City's municipal natural gas system for $11.4 million. At the time of acquisition, the city had over 6,500 natural gas customers. The financial impact of this transactions is not significant therefore, no supplemental pro forma income information is presented.

In December 2014, Wexpro acquired an additional interest in natural gas-producing properties in existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for about $52.6 million, after post-closing adjustments. This is a "bolt-on" acquisition to the company's current Canyon Creek assets, which are governed by the 1981 Wexpro Agreement. In the fourth quarter of 2015, the Public Service Commission of Utah and the Wyoming Public Service Commission (the Commissions) approved the inclusion of the these properties in the Wexpro II Agreement, effective December 1, 2015.

In September 2013, Wexpro completed the transaction announced in July 2013 to acquire an additional interest in natural gas-producing properties in the Trail Unit of southwestern Wyoming's Vermillion Basin (Trail acquisition) for $104.3 million, after post-closing adjustments. This acquisition was an addition to the company’s existing Trail assets, which are governed by the 1981 Wexpro Agreement. In the first quarter of 2014, the Public Service Commission of Utah and the Wyoming Public Service Commission (the Commissions) approved the inclusion of these properties in the Wexpro II Agreement, effective February 1, 2014.

Note 19 - Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions, except per-share amounts)
2015
Revenues	$428.6	$199.3	$142.3	$364.7	$1,134.9
Operating income	147.0	75.3	62.3	89.8	374.4
Net income	84.6	40.6	32.6	50.9	208.7
Asset impairment charge, before income taxes	—	—	—	12.1	12.1
Pension settlement costs, before income taxes	—	—	—	16.7	16.7
Basic earnings per common share	$0.48	$0.23	$0.18	$0.29	$1.18
Diluted earnings per common share	0.48	0.23	0.18	0.29	1.18

2014
Revenues	$456.9	$201.3	$157.9	$373.2	$1,189.3
Operating income	148.3	76.5	68.9	111.7	405.4
Net income	85.1	40.3	38.6	62.5	226.5
Basic earnings per common share	$0.48	$0.23	$0.22	$0.36	$1.29
Diluted earnings per common share	0.48	0.23	0.22	0.35	1.29

Questar 2015 Form 10-K	106

Note 20 - Supplemental Gas and Oil Information (Unaudited)

The Company is making the following supplemental disclosures of gas and oil producing activities, in accordance with accounting standards for extractive activities - oil and gas and SEC Regulation S-X.

The Company uses the successful efforts accounting method for its gas and oil properties and all properties are in the United States.

The substantial majority of the following information relates to cost-of-service gas and oil properties managed and developed by Wexpro and governed by the Wexpro agreements.

In December 2014, Wexpro acquired the Canyon Creek acquisition and in September 2013, Wexpro completed the Trail acquisition. Under the terms of the Wexpro II Agreement, these properties were submitted to the PSCU and PSCW (the Commissions). The Commissions approved the Canyon Creek and the Trail acquisition's in the fourth quarter of 2015 and the first quarter of 2014, respectively.

The 2015 and 2014 supplemental gas and oil information includes these acquisitions, as applicable. See Note 18 for additional information on these acquisitions.

Capitalized Costs
Capitalized costs of gas and oil properties and the related amounts of accumulated depreciation, depletion and amortization are shown below:

	December 31,
	2015	2014
	(in millions)
Wexpro
Proved properties	$1,649.2	$1,675.6
Unproved properties	5.2	12.8
Total Wexpro capitalized costs	1,654.4	1,688.4
Accumulated depreciation, depletion and amortization	(789.9)	(757.3)
Net Wexpro capitalized costs	864.5	931.1
Net Questar Gas capitalized costs	5.8	6.4
Net capitalized costs	$870.3	$937.5

Costs Incurred
The costs incurred for gas and oil development activities are displayed in the table below. The costs incurred to develop proved undeveloped reserves were $22.5 million in 2015, $28.9 million in 2014 and $106.3 million in 2013.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Property acquisition
Unproved	$4.8	$11.9	$0.3
Proved	13.8	54.1	106.4
Exploration (capitalized and expensed)	0.7	1.6	—
Development	27.7	49.1	133.1
Total costs incurred	$47.0	$116.7	$239.8

Questar 2015 Form 10-K	107

Results of Operations
Following are the results of operations for gas- and oil-producing activities, excluding corporate overhead and interest costs:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues
From unaffiliated customers	$22.9	$35.6	$45.1
From affiliated company(1)	319.1	350.3	294.8
Total revenues	342.0	385.9	339.9
Production costs	50.1	67.5	57.5
Exploration expenses	0.7	1.6	—
Depreciation, depletion and amortization	99.4	100.5	85.8
Abandonment and impairment	12.5	2.0	—
Total expenses	162.7	171.6	143.3
Revenues less expenses	179.3	214.3	196.6
Income taxes	(59.6)	(71.4)	(70.5)
Results of operations for gas- and oil-producing activities (excluding corporate overhead and interest costs)	$119.7	$142.9	$126.1

(1) Primarily represents revenues received from Questar Gas pursuant to the Wexpro agreements. Revenues include reimbursement of general and administrative expenses amounting to $28.9 million in 2015, $30.5 million in 2014 and $27.5 million in 2013.

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

The Company annually reviews all proved undeveloped reserves to ensure an appropriate plan for development exists. All proved undeveloped reserves are converted to proved developed reserves within five years of the proved undeveloped reserve booking. At December, 2015, all of the Company's proved undeveloped reserves were scheduled to be developed within five years from the date such locations were initially disclosed as proved undeveloped reserves. Wexpro converted 94% of prior year-end proved undeveloped reserves to developed status in 2015, 7% in 2014 and 42% in 2013.

Revisions of prior estimates reflect the addition of new proved undeveloped reserves associated with current five-year development plans, revisions to prior proved undeveloped reserves, revisions to infill drilling development plans, as well as the transfer of proved undeveloped reserves to unproved reserve categories due to changes in development plans. The negative revisions reflected in the 2013 reserve estimates are due in part to an increase in well spacing in the Pinedale field based on 2013 drilling results. The negative revisions in 2014 are primarily due to the impact on proved undeveloped reserves from significant changes in the Company's five-year development plans based on the drop in natural gas and oil prices at the end of 2014. The negative revisions in 2015 were due to lower natural gas and oil prices in 2015.

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

Questar 2015 Form 10-K	108

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

Questar 2015 Form 10-K	109

Estimated quantities of proved gas and oil reserves are set forth below:

	Natural Gas	Oil and NGL	Natural Gas Equivalents
	(Bcf)	(Mbbl)	(Bcfe)
Proved Reserves
Balances at December 31, 2012	697.2	6,169	734.2
Revisions of previous estimates	(112.8)	(1,348)	(120.8)
Extensions and discoveries	153.5	857	158.6
Purchase of reserves in place	133.9	556	137.2
Production	(60.6)	(617)	(64.3)
Balances at December 31, 2013	811.2	5,617	844.9
Revisions of previous estimates	(220.2)	(442)	(222.7)
Extensions and discoveries	4.0	205	5.2
Purchase of reserves in place	35.9	157	36.8
Sale of reserves in place	(0.5)	(219)	(1.9)
Production	(64.3)	(587)	(67.8)
Balances at December 31, 2014	566.1	4,731	594.5
Revisions of previous estimates	(58.7)	(1,424)	(67.2)
Extensions and discoveries	79.7	320	81.6
Purchase of reserves in place	10.8	29	11.0
Sale of reserves in place	(3.2)	—	(3.2)
Production	(62.1)	(464)	(64.9)
Balances at December 31, 2015	532.6	3,192	551.8

Proved Developed Reserves
Balances at December 31, 2012	523.9	4,967	553.7
Balances at December 31, 2013	560.0	4,384	586.3
Balances at December 31, 2014	552.9	4,678	581.0
Balances at December 31, 2015	453.3	2,885	470.7

Proved Undeveloped Reserves
Balances at December 31, 2012	173.3	1,202	180.5
Balances at December 31, 2013	251.2	1,233	258.6
Balances at December 31, 2014	13.2	53	13.5
Balances at December 31, 2015	79.3	307	81.1

Standardized Measure of Future Net Cash Flows Relating to Non-Cost-of-Service Proved Reserves
The above December 31, 2015 and 2014 balances of total proved reserves includes 10.4 of non-cost of service reserves associated with the December 2015 Vermillion Basin acquisition and 36.6 Bcfe of non-cost-of-service reserves associated with the December 2014 Canyon Creek acquisition. In the fourth quarter of 2015, the Commissions approved the inclusion of the Canyon Creek acquisition in the Wexpro II Agreement, effective December 1, 2015.

The standardized measure of future net cash flows applies only to non-cost-of-service reserves. Information on the standardized measure of future net cash flows has not been included for cost-of-service activities because the operations of and return on investment for such properties are regulated by the Wexpro agreements.

Future net cash flows were calculated at December 31, 2015 by applying prices used in estimating 2015 reserves. Year-end production costs, development costs and appropriate statutory income tax rates, with consideration of future tax rates already legislated, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties.

Questar 2015 Form 10-K	110

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

Management considers a number of factors when making investment and operating decisions. These include estimates of probable and proved reserves and varying price and cost assumptions considered more representative of a range of anticipated economic conditions. The standardized measure of future net cash flows relating to non-cost-of-service proved reserves is presented in the table below:

	December 31,	December 31,
	2015	2014
	(in millions)	(in millions)
Future cash inflows	$29.5	$190.7
Future production costs	(15.7)	(65.9)
Future income tax expenses	(4.8)	(43.7)
Future net cash flows	9.0	81.1
10% annual discount for estimated timing of net cash flows	(3.6)	(34.4)
Standardized measure of discounted future net cash flows	$5.4	$46.7

The principal sources of change in the standardized measure of future net cash flows relating to non-cost-of-service proved reserves are presented in the table below:

	Year Ended December 31,	Year Ended December 31,
	2015	2014
	(in millions)	(in millions)
Balance at beginning of year	$46.7	$—
Net increase due to purchases of reserves in place	6.0	46.8
Transfer to cost-of-service properties	(25.9)	—
Sales of gas and oil produced during the period, net of production costs	(8.4)	(1.5)
Net change in prices and production costs related to future production	(31.0)	0.8
Net change due to revisions of quantity estimates	(0.4)	—
Accretion of discount	6.7	0.6
Net change in income taxes	11.7	—
Net Change	(41.3)	46.7
Balance at end of year	$5.4	$46.7

Questar 2015 Form 10-K	111

Financial Statement Schedules:

QUESTAR CORPORATION
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2015
Allowance for bad debts	$1.7	$2.1	$(1.7)	$2.1
Year Ended December 31, 2014
Allowance for bad debts	1.7	1.7	(1.7)	1.7
Year Ended December 31, 2013
Allowance for bad debts	3.1	0.2	(1.6)	1.7

QUESTAR GAS COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2015
Allowance for bad debts	$1.4	$2.1	$(1.8)	$1.7
Year Ended December 31, 2014
Allowance for bad debts	1.4	1.7	(1.7)	1.4
Year Ended December 31, 2013
Allowance for bad debts	2.8	0.2	(1.6)	1.4

QUESTAR PIPELINE COMPANY
Schedule of Valuation and Qualifying Accounts

Column A Description	Column B Beginning Balance	Column C Amounts charged to expense	Column D Deductions for accounts written off and other	Column E Ending Balance
	(in millions)
Year Ended December 31, 2015
Allowance for bad debts	$0.3	$—	$0.1	$0.4
Year Ended December 31, 2014
Allowance for bad debts	0.3	—	—	0.3
Year Ended December 31, 2013
Allowance for bad debts	0.3	—	—	0.3

Questar 2015 Form 10-K	112

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Questar, Questar Gas and Questar Pipeline have not changed their independent auditors or had any disagreement with them concerning accounting matters and financial statement disclosures within the last 24 months.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on such evaluation, such officers have concluded that, as of December 31, 2015, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls
There were no changes in Questar's, Questar Gas's or Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Management's Assessment of Internal Control Over Financial Reporting
Questar's, Questar Gas's and Questar Pipeline's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Questar's, Questar Gas's and Questar Pipeline's management assessed the effectiveness of each company's internal control over financial reporting as of December 31, 2015. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) were used to make this assessment. We believe that Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting as of December 31, 2015, is effective based on those criteria.

The effectiveness of Questar's internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the following page:

Questar 2015 Form 10-K	113

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Questar Corporation

We have audited Questar Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Questar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Questar Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Questar Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Questar Corporation and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 18, 2016

Questar 2015 Form 10-K	114

ITEM 9B.  OTHER INFORMATION.

There is no information to report in Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information requested in Item 10 concerning Questar's directors will be presented in the Company's definitive Proxy Statement for Questar's 2016 Annual Meeting of Shareholders (Proxy Statement) under the section entitled "Election of Directors" and is incorporated herein by reference.

Information about the Company's executive officers can be found in Item 1 of Part I of this Annual Report.

Information concerning compliance with Section 16(a) of the Exchange Act will be presented in the Proxy Statement for Questar's 2016 annual meeting under the section entitled "Section 16(a) Compliance" and is incorporated herein by reference.

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

Finally, information concerning securities authorized for issuance under the Company's equity compensation plans as of December 31, 2015, will be presented in the Proxy Statement under the section entitled "Equity Compensation Plan Information" and is incorporated herein by reference.

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

Questar 2015 Form 10-K	115

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) and (c) Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2016.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

By:	/s/ Ronald W. Jibson
Ronald W. Jibson, Chairman, President and Chief Executive Officer (Principal Executive Officer) Questar Chairman of the Board, Questar Gas and Questar Pipeline

By:	/s/ Micheal G. Dunn
Micheal G. Dunn President and Director (Principal Executive Officer) Questar Pipeline

By:	/s/ Kevin W. Hadlock
Kevin W. Hadlock Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Questar, Questar Gas and Questar Pipeline Director, Questar Gas and Questar Pipeline

By:	/s/ Craig C. Wagstaff
Craig C. Wagstaff President and Director (Principal Executive Officer) Questar Gas

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Questar Corporation and in the capacities and on the date indicated.

*Teresa Beck	Director
*Laurence M. Downes	Director
*Christopher A. Helms	Director
*James T. McManus II	Director
*Rebecca Ranich	Director
*Harris H. Simmons	Director
*Bruce A. Williamson	Director

February 18, 2016	*/s/ Kevin W. Hadlock
Kevin W. Hadlock, Attorney in Fact

Questar 2015 Form 10-K	116

Exhibit Index

Exhibit No.	Description

EXHIBIT 2 - PLAN OF ACQUISITION

Questar Corporation

2.1*
Wexpro Company, an affiliate of Questar Corporation, acquired an additional interest in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin for about $52.5 million. (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed December 19, 2014)

2.2*
Agreement and Plan of Merger dated as of January 31, 2016, by and among Dominion Resources, Inc., Diamond Beehive Corp. and Questar Corporation (Exhibit No. 2.1 to Questar's Current Report on Form 8-K filed February 1, 2016)

EXHIBIT 3 - ARTICLES OF INCORPORATION AND BYLAWS

Questar Corporation

3.1*	Amended and Restated Articles of Incorporation of Questar Corporation. (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010)

3.2*	Amended and Restated Bylaws of Questar Corporation (Exhibit No. 3.1 to Questar Corporation's Current Report on Form 8-K filed February 14, 2014)

Questar Gas Company

3.4*	Bylaws of Questar Gas Company (Exhibit 3.9 to Questar Gas Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.5*	Amended and Restated Consolidated Articles of Incorporation of Questar Gas Company (Exhibit No. 3.1 to Questar Gas's Current Report on Form 8-K filed May 14, 2012).

Questar Pipeline Company

3.6*	Bylaws of Questar Pipeline Company (Exhibit 3.2 to Questar Pipeline Company's Current Report on Form 8-K filed December 5, 2011).

3.7*	Amended and Restated Articles of Incorporation of Questar Pipeline Company (Exhibit No. 3.1 to Questar Pipeline Company's Current Report on Form 8-K filed on May 15, 2012).

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

4.4*
Questar amended and restated Multi-Year Revolving Credit Agreement dated as of April 19, 2013 (as amended the “Credit Agreement”). The Company also entered into a 364-day senior unsecured credit agreement. (Exhibit 10.1 and 10.2 to Questar Corporation's Current Report on Form 8-K filed November 24, 2015).

Questar Gas Company

4.5*
Indenture dated as of May 1, 1992 between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of Questar Gas Company's Registration Statement on Form S-3/A (Registration No. 333-69210 filed September 10, 2001).

4.6*	Form of Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.1 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

Questar 2015 Form 10-K	117

4.7*	Form of Officers' Certificate, relating to Questar Gas Company's 6.30% Notes due 2018 (Exhibit 4.2 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.8*	Form of Questar Gas Company's 7.20% Notes due 2038 (Exhibit 4.3 and 4.4 to Questar Gas Company's Current Report on Form 8-K filed March 26, 2008).

4.9*
Indenture dated as of May 1, 1992 between Questar Gas Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 5.1 of the Questar Gas's Registration Statement on Form S-3 (Registration No. 333-69210) filed May 15, 2012).

4.10*	Form of Questar Gas Company's issue and sale of 2.98% Notes due 2024 and 3.28% Notes due 2027 (Exhibit 99.1 to Questar Gas Company's Current Report on Form 8-K filed November 07, 2012).

4.11*
Note Purchase Agreement, dated December 20, 2013, relating to Questar Gas Company’s 4.78% Senior Notes, Series A, due 2043 and 4.83% Senior Notes, Series B, due 2048 (Exhibit 1.1 to Questar Gas Company’s Current Report on Form 8-K filed December 24, 2013).

Questar Pipeline Company

4.12*
Indenture dated as of August 17, 1998 between Questar Pipeline Company and Wells Fargo Bank, National Association, as successor trustee (Exhibit 4.01 of the Questar Pipeline Company's Registration Statement on Form S-3 (Registration No. 333-61621) filed August 17, 1998).

4.13*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.3 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.14*
Form of Officers' Certificate, dated as of January 15, 2008, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 99.4 to Questar Pipeline Company's Current Report on Form 8-K filed January 11, 2008).

4.15*	Form of Note relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.1 to Questar Pipeline Company's Current Report on Form 8-K filed September 21, 2009).

4.16*
Form of Officers' Certificate dated as of September 15, 2009, relating to Questar Pipeline Company's 5.83% Senior Notes due 2018 (Exhibit 4.2 to Questar Pipeline Company's Current Report on Form 8-K/A filed September 29, 2009).

4.17*
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

10.5*[1]	Form of Incentive Stock Option Agreement (Exhibit No. 99.6 to Current Report on Form 8-K filed February 17, 2009).

Questar 2015 Form 10-K	118

10.6*[1]	Form of Phantom Stock Agreement for shares granted to non-employee directors (Exhibit No. 99.4 to Questar Corporation's Current Report on Form 8-K filed February 17, 2009).

10.7*
Separation and Distribution Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit No. 2.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.8*[1]
Employee Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.1 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.9*	Tax Matters Agreement, dated as of June 14, 2010, by and between Questar Corporation and QEP Resources, Inc. (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed June 16, 2010).

10.10*[1]	First Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of June 12, 2010 (Exhibit 10.14 to Questar Corporation's Current Report on Form 8-K filed September 30, 2010).

10.11*[1]
Questar Corporation Annual Management Incentive Plan, as amended and restated effective January 1, 2010 (Exhibit 10.2 to Questar Corporation's Annual Report on Form 10-K for the year ended December 31, 2010).

10.12*[1]	Form of Performance Share Award Agreement effective February 18, 2011 (Exhibit 99.1 to Questar Corporation's Current Report on Form 8-K filed February 25, 2011).

10.13*
Questar Gas Company, Wexpro Company, the Utah Division of Public Utilities and the Wyoming Office of Consumer Advocate enter into the Wexpro II Agreement (Item 1.01 to Questar Corporation's Current Report on Form 8-K filed September 18, 2012).

10.14*[1]	Amended and Restated Deferred Compensation Plan for Directors dated January 1, 2013 (Exhibit No. 10.25 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

10.15*[1]	Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to executives (Exhibit No. 99.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.16*[1]
Form of Restricted Stock Unit Agreement dated February 12, 2013, for shares granted to non-employee directors (Exhibit No. 99.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2013).

10.17*	Amended and Restated Multi-Year Revolving Credit Agreement (Exhibit 10.1 of Questar Corporation's Current Report on Form 8-K filed April 23, 2013).

10.18*	Form of Director Indemnification Agreement (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed May 14, 2013).

10.19*	Wexpro Acquisition (Item 1.01 of Questar Corporation's Current Report on Form 8-K filed July 30, 2013).

10.20[1]
Second Amendment to Questar Corporation Deferred Compensation Wrap Plan, dated as of July 30, 2013 (Exhibit 10.21 to Questar Corporation's Annual Report for the year ended December 31, 2014 on Form 10-K filed herewith).

10.21[1]
Third Amendment to Questar Corporation Deferred Compensation Wrap Plan, effective January 1, 2014 (Exhibit 10.22 to Questar Corporation's Annual Report for the year ended December 31, 2014 on Form 10-K filed herewith).

10.22*	Form of deferred Restricted Stock Agreement dated February 11, 2014, for non-employee directors (Exhibit No. 10.31 to Questar Corporation's Form 10-K for the year ended December 31, 2013).

10.23*[1]
Questar Corporation Executive Severance Compensation Plan, as amended and restated effective February 18, 2015 (Exhibit 10.3 to Questar Corporation's Current Report on Form 8-K filed February 19, 2015).

10.24*[1]	Form of Performance Share Award Agreement effective February 18, 2015 (Exhibit 10.2 to Questar Corporation's Current Report on Form 8-K filed February 19, 2015).

10.25*[1]
Questar Corporation Annual Management Incentive Plan II, as amended and restated effective January 1, 2015. (Exhibit 10.26 to Questar Corporation's Annual Report for the year ended December 31, 2014 on Form 10-K filed herewith).

10.26*[1]	Form of Restricted Stock Unit Agreement dated February 18, 2015, for shares granted to executives (Exhibit No. 10.1 to Questar Corporation's Current Report on Form 8-K filed February 19, 2015).

10.27*[1]	Questar Corporation Long-term Stock Incentive Plan, as amended and restated effective February 18, 2015. (Exhibit 10.3 to Questar Corporation's Current Report on Form 8-K filed February 19, 2015)

Questar 2015 Form 10-K	119

10.28*
Wexpro Entered into Joint Venture with Piceance Energy, LLC to Develop Natural Gas-Producing Properties in Western Colorado’s Piceance Basin (Exhibits 99.1 of Questar Corporation's Current Report on Form 8-K filed September 22, 2015).

10.29*
Amendment to Amended and Restated Multi-Year Revolving Credit Agreement and Agreement to a 364-Day Revolving Credit Agreement (Exhibits 10.1 and 10.2 of Questar Corporation's Current Report on Form 8-K filed November 24, 2015).

10.30*
Settlement Stipulation to include certain properties under the Wexpro II Agreement and modify certain terms under existing Wexpro agreements (Exhibit 99.2 to Questar Corporation's Current Report on Form 8-K filed November 25, 2015)

10.31*
Amendment to 364-Day Revolving Credit Agreement and Second Amendment to Amended and Restated Multi-Year Revolving Credit Agreement (Exhibits 10.1 and 10.2 of Questar Corporation's Current Report on Form 8-K filed February 18, 2016).

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

10.37*
Settlement Stipulation to include certain properties under the Wexpro II Agreement and modify certain terms under existing Wexpro agreements (Exhibit 99.2 to Questar Corporation's Current Report on Form 8-K filed November 25, 2015)

EXHIBIT 12 - STATEMENTS RE: COMPUTATION OF RATIOS

Questar Corporation

12.1	Questar Corporation ratio of earnings to fixed charges.

Questar Gas Company
12.2	Questar Gas Company ratio of earnings to fixed charges.

Questar Pipeline Company

12.3	Questar Pipeline Company ratio of earnings to fixed charges.

EXHIBIT 14 - CODE OF ETHICS

Questar Corporation

14.1	Business Ethics Policy.

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Questar Corporation

21.1	Questar Subsidiary Information.

EXHIBIT 23 - CONSENTS OF EXPERTS AND COUNSEL

Questar Corporation

Questar 2015 Form 10-K	120

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Qualifications and report of Reservoir Engineers and Geologists.

Questar Gas Company
23.3	Consent of Independent Registered Public Accounting Firm.

Questar Pipeline Company

23.4	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 24 - POWER OF ATTORNEY

Questar Corporation

24.1	Power of Attorney.

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE

Questar Corporation

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2015 Form 10-K	121

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the indicated filing and are incorporated herein by reference.
[1] Each exhibit so marked is a management contract or compensation plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

Questar 2015 Form 10-K	122