Form 10-K/A
period 2015-12-31
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2016-04-28
CIK 751652, 764044, 68589

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

1

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
None

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

2

Explanatory Note

On February 18, 2016, Questar Corporation ("Questar" or the "Company") and its subsidiaries, Questar Gas Company ("Questar Gas") and Questar Pipeline Company ("Questar Pipeline"), filed a combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated by reference to Questar’s definitive proxy statement for its 2016 Annual Meeting of Shareholders if it is filed no later than 120 days after the end of Questar’s fiscal year. This Amendment is being filed to include Part III information in the Original Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference to portions of Questar’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of the principal executive officer and principal financial officer for each of Questar, Questar Gas and Questar Pipeline are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the Securities and Exchange Commission (the "SEC") subsequent to the Original Form 10-K.

3

Questar 2015 Form 10-K/A	4

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has a Business Ethics and Compliance Policy (the "Ethics Policy") that applies to all of its directors, officers (including its Chief Executive Officer and Chief Financial Officer) and employees. Questar has posted the Ethics Policy on its internet site, www.questar.com. Any waiver of the Ethics Policy for executive officers must be approved only by the Company's Board of Directors (the "Board"). Questar will post on its internet site any amendments to or waivers of the Ethics Policy that apply to executive officers.

Executive Officers.

Information about the Company's executive officers can be found in Item 1 of Part I of the Original From 10-K.

Directors.

Each director's biographical information appears below. The directors have engaged in the same principal occupation for the past five years unless otherwise indicated. Ages are current as of December 31, 2015.

Teresa Beck age 61	Director since 1999 Finance and Audit Committee Governance and Nominating Committee
Ms. Beck served as President of American Stores Co., a supermarket and drugstore holding company, from 1998 to 1999, and as American Stores' Chief Financial Officer from 1993 to 1998. Prior to joining American Stores, Ms. Beck served as an audit manager for Ernst & Young LLP.

Outside boards: Ms. Beck has served as a director of Albertsons Inc., Amylin Pharmaceuticals, Inc., ICOS Corporation, and Lexmark International, Inc.
Director qualifications, attributes, skills and experience: Ms. Beck brings to the Board significant executive, financial and public company director experience. Ms. Beck has chaired audit committees for two other public companies and chaired the nominations committee for another public company. Ms. Beck also brings a broad background in environmental, health and educational areas.

Laurence M. Downes age 58	Director since 2010 Finance and Audit Committee (Chair) Management Performance Committee
Mr. Downes has been with New Jersey Resources Corporation, a retail and wholesale energy company, since 1985. He has served as New Jersey Resources' President and Chief Executive Officer since 1995 and its Chairman of the Board since 1996.

Outside boards: In addition to serving as Chairman of New Jersey Resources, Mr. Downes is a director and past chairman of the American Gas Association; trustee of the Natural Gas Council; and member of the Board of the New Jersey Economic Development Authority, as well as a trustee of the American Gas Foundation.

Director qualifications, attributes, skills and experience: Mr. Downes brings to the Board significant executive leadership and public company director experience. From his years as an executive and director of New Jersey Resources, Mr. Downes has extensive knowledge in the areas of business strategy, safety, risk oversight, management and corporate governance. He also has significant financial expertise as well as a wealth of experience and knowledge in the energy industry, particularly the natural gas utility business. Mr. Downes' board positions at natural gas trade organizations have positioned him to bring industry knowledge to our Board.

Questar 2015 Form 10-K/A	5

Christopher Helms age 61	Director since 2013 Finance and Audit Committee Management Performance Committee (Chair)
Mr. Helms is the President and Chief Executive Officer of US Shale Energy Advisors LLC, and its direct and indirect subsidiaries including US Shale Energy Midstream, LLC, RMCO Holdings LLC and Rocky Mountain Crude Oil LLC. Rocky Mountain Crude Oil is a crude oil logistics company serving various Rocky Mountain markets. Mr. Helms previously served as Executive Vice President and Group Chief Executive Officer of NiSource Inc., and Chief Executive Officer and Executive Director of NiSource Gas Transmission and Storage. Prior to NiSource, Mr. Helms was the President and Chief Executive Officer of CMS Panhandle Companies, wholly-owned by CMS Energy Corporation (1999-2003); and from 1990 to 1999, held various positions of increasing responsibility with Duke Energy Corporation.

Outside boards: Mr. Helms serves as a director of Range Resources Corporation and MPLX GP LLC, a midstream crude oil and products pipeline limited partnership formed by Marathon Petroleum Corporation. He has previously served on the boards of the Millennium Pipeline Company LLC and Centennial Pipeline Company LLC. He also has served as a director of the Marcellus Shale Coalition; Vice Chair of the Interstate Natural Gas Association of America; and Chair of the Southern Gas Association.

Director qualifications, attributes, skills and experience: Mr. Helms brings to the Board strong executive leadership and strategic management skills. He has more than 38 years of experience in the industry, with extensive involvement in the midstream energy business including operations, joint ventures, mergers and acquisitions, which enables him to provide insight on issues impacting the Company's business. He also has experience and skills in the areas of law, corporate governance, finance, accounting, compliance, and strategic planning and risk oversight.

Ronald W. Jibson age 62	Director since 2010 Chairman since 2012
Mr. Jibson has served as the Company’s President and Chief Executive Officer and a director since June 2010. He was appointed Chairman of the Board effective July 1, 2012. Mr. Jibson is also Chairman, President and CEO of Wexpro, and Chairman and CEO of Questar Gas and Questar Pipeline.

Outside boards: Mr. Jibson serves as a director of IdaCorp, Inc. and its subsidiary Idaho Power, and National Fuel Gas Company. He is past chair of the Board of Directors of the American Gas Association and past chair of Western Energy Institute. He also serves on the Board of Gas Technology Institute, is Chair of Utah State University's Board of Trustees and past Chair of the Salt Lake Chamber Board of Governors and the Economic Development Corporation of Utah.

Director qualifications, attributes, skills and experience: Mr. Jibson brings to the Board 35 years of service at Questar, during which time he has gained extensive leadership and natural gas industry experience. As both Chairman of the Board and Questar's President and CEO, Mr. Jibson provides strong leadership and communicates to the Board on Questar's strategic business plans, operations, performance, regulatory issues and any other developments. With his participation in industry organizations, he brings a broad knowledge of the natural gas industry as well as current industry trends and developments.

James T. McManus, II age 57	Director since 2014 Finance and Audit Committee Nominating and Governance Committee
Mr. McManus is Chairman, President and Chief Executive Officer of Energen Corporation, an oil and gas exploration and production (E&P) company. He has been employed by Energen and its subsidiaries in various capacities since 1986. He was elected CEO in July 2007 and Chairman in January 2008. In 1997 he became President of Energen Resources and, over the next decade, led the growth of the E&P company from a small niche player in coalbed methane development in Alabama to one of the top independent oil and gas producers in the United States. Prior to joining Energen, Mr. McManus worked for Price Waterhouse Coopers.

Outside boards: Mr. McManus serves on the board of the Independent Producers Association of America (IPAA), U.S. Oil and Gas Association, and American Exploration Production Council (AXPC). He is past director of the National Petroleum Council (NPC), American Gas Association (AGA), and Gas Technology Institute (GTI).

Director qualifications, attributes, skills and experience. In addition to his extensive knowledge and experience in oil and gas development, Mr. McManus has broad business experience in the fields of leadership, management, utility distribution, regulatory affairs, corporate governance and public relations.

Questar 2015 Form 10-K/A	6

Rebecca Ranich age 58	Director since 2013 Governance and Nominating Committee (Chair) Management Performance Committee
Ms. Ranich is a former director of Deloitte Consulting LLP, where she led the firm's Federal Government Energy Advisory and Sustainability practice which focused on sustainable business practices, working with the federal government and industry clients advising on mitigating and managing risks related to energy supply/demand and climate-change issues. After leaving Deloitte in 2013, she became an investor in and advisor to emerging technology companies. Prior to joining Deloitte, Ms. Ranich was responsible for a number of major oil and gas pipeline projects, including working at PSG International to develop/lead negotiations and implement the TransCaspian Gas pipeline; and as an executive with Michael Baker Corporation, a large U.S. engineering firm providing services for transportation, energy and infrastructure investments, with responsibility for Europe and former Soviet Union operations.

Outside boards: Ms. Ranich is currently Vice Chair of the Board of Directors for the Gas Technology Institute, and serves as Chair of the Investment Committee. Ms. Ranich serves as a member of the Supervisory Board of Uniper, is on the Advisory Board of Yet Analytics, Inc. and is a member of the National Petroleum Council. She also serves on the Commercialization Advisory Board for the Applied Physics Laboratory of Johns Hopkins University.

Director qualifications, attributes, skills and experience: With her strong background and wealth of experience in energy development and risk management at the executive and operational levels, Ms. Ranich is well positioned to make significant Board contributions. Her addition brings greater diversity to the Board with her work on sustainable environmental practices and strong global industry experience. Ms. Ranich also brings to the Board her successful track record of establishing, building and leading businesses.

Harris H. Simmons age 61	Director since 1992 Finance and Audit Committee Governance and Nominating Committee Lead Director since May 2013
Mr. Simmons has served as President and Chief Executive Officer of Zions Bancorporation(Zions), a bank holding company, since 1990 and as Chairman of Zions’ Board since 2002. He has served in a variety of positions at Zions and Zions First National Bank for more than 33 years, including Chief Financial Officer for Zions for five years. Zions is a financial services company that operates about 450 full-service banking offices in 11 states.

Outside boards: Mr. Simmons serves as a director and member of the audit committee of O. C. Tanner Company and a director and member of the audit and compensation committees of National Life Group. He is past chair of the American Bankers Association and a member of the Financial Services Roundtable.

Director qualifications, attributes, skills and experience: Mr. Simmons brings extensive financial, executive management and public company director experience, as well as intimate knowledge of the community, public and political environment in which the Company operates its utility business. His local knowledge helps the Board understand the perspective of the Company's utility customers.

Bruce A. Williamson age 56	Director since 2006 Finance and Audit Committee Management Performance Committee
Mr. Williamson is the former President, Chief Executive Officer and director of Cleco Corporation, an energy services company. His position with Cleco ended upon the merger of Cleco with Cleco Partners L.P. and Cleco Merger Sub, Inc. in April, 2016. Prior to joining Cleco in 2011, Mr. Williamson served as Dynegy Inc.'s President and Chief Executive Officer and a director from 2002 to 2011 and as Chairman of Dynegy's Board of Directors from 2004 to 2011. Mr. Williamson served as Senior Vice President Finance & Corporate Development at PanEnergy Corporation and led the negotiations of the merger with Duke Energy where he became President and Chief Executive Officer of Duke Energy Global Markets. He began his career with Shell Oil Company where he advanced to Treasurer.

Outside boards: Mr. Williamson is currently a director of Southcross Energy. He was formerly a director of Cleco and Dynegy Inc. Mr. Williamson also is on the Dean's Board of the University of Houston.

Director qualifications, attributes, skills and experience: Mr. Williamson brings extensive experience in executive management as well as an over 31-year career in virtually all facets of the energy industry, including exploration, production, midstream and downstream pipelines and electric power. He also has significant experience in finance, mergers and acquisitions and restructuring transactions.

Questar 2015 Form 10-K/A	7

Corporate Governance

The Company is committed to strong corporate governance. The Board has established Corporate Governance Guidelines that include information regarding the Board's role and responsibilities, director qualifications and determination of director independence, as well as the establishment of Board committees. Each committee also is governed by a separate charter defining its roles and responsibilities. The Board regularly reviews developments in corporate governance and updates the Corporate Governance Guidelines, committee charters and other governance materials as it deems necessary and appropriate.

GOVERNANCE HIGHLIGHTS

•	Annual election of all directors by majority vote

•	Seven of the eight director nominees are independent

•	Independent lead director

•	Independent audit, compensation and governance committees

•	Regular executive sessions of independent directors

•	All directors attended at least 75 percent of meetings

•	Annual board and committee self-evaluations

BOARD LEADERSHIP STRUCTURE

The Company's governance documents allow the Board to select the appropriate leadership structure for Questar. The Board believes that while there is no single model that is most effective in all circumstances, the shareholders’ interests are best served by allowing the Board flexibility in determining the optimal organizational structure at a given time. This includes determining if the Chairman role should be held by an independent director or by the CEO serving on the Board. Board members possess considerable experience and unique knowledge of Questar's challenges and opportunities, and are in the best position to evaluate how to effectively organize director and management roles to meet Company needs.
The current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer, an independent director serving as Lead Director, and strong, active independent directors. Mr. Jibson, as Chairman and CEO, has more than 35 years of service with the Company in a variety of positions of increasing responsibility and leadership, and holds senior leadership positions in organizations in the community and industry. As the primary individual responsible for day-to-day management of business operations, he is best positioned to chair regular Board meetings as the directors discuss key business and strategic issues. Questar believes Mr. Jibson's combined roles as CEO and Chairman allow the Board to benefit from his insight and perspective regarding Company affairs, risks and opportunities during deliberations.
Lead Independent Director
To ensure that the independent directors play a leading role in our current leadership structure, pursuant to the Corporate Governance Guidelines, the Board's independent directors have designated Mr. Simmons as our Lead Director. The Lead Director supports the independent directors by providing leadership to them and working closely with the Chairman of the Board and CEO. Among other powers and responsibilities, the Lead Director:

•	Presides over the executive sessions of the independent directors

•
Collaborates with the Chairman and CEO and Corporate Secretary on setting the annual calendar for all regular Board and committee meetings, as well as setting agendas for all Board and committee meetings

•	Maintains close contact with Board committee chairs

•	Facilitates communication between the directors and the CEO

•	Communicates the results of the Board's CEO evaluation to the CEO
The Board believes this leadership structure provides a well-functioning, effective balance between strong Company leadership and productive Board meetings, with appropriate safeguards and oversight by independent directors.

Questar 2015 Form 10-K/A	8

BOARD MEETINGS AND COMMITTEES

In 2015, the Board held four regular meetings and five special meetings. Board committees held 13 meetings. All directors attended at least 75 percent of the Board and their assigned committee meetings. The directors are expected to attend the Company's Annual Meeting. All directors attended our 2015 Annual Meeting of Shareholders.

The Board has three standing committees: audit (Finance and Audit); nominating (Governance and Nominating); and compensation (Management Performance). Only independent directors serve on the committees, which are governed by written charters. The charters, along with Questar’s Business Ethics and Compliance Policy and Corporate Governance Guidelines, are available on the Company's website at http://investor.shareholder.com/questarcorp/documents.cfm and in print without charge at any shareholder’s request to the Corporate Secretary.

The table below lists the committee members and chairs as of December 31, 2015, as well as the total number of meetings held in 2015.

Director	Finance and Audit	Management Performance	Governance and Nominating
Teresa Beck	X		X
Laurence M. Downes	Chair	X
Christopher A. Helms	X	Chair
Ronald W. Jibson
James T. McManus, II	X		X
Rebecca Ranich		X	Chair
Harris H. Simmons	X		X
Bruce A. Williamson	X	X

Number of committee meetings	5	5	3

Finance and Audit Committee
The Finance and Audit Committee reviews auditing, accounting, financial reporting, risk management and internal control functions; appoints the Company's independent auditor; monitors financing requirements, dividend policy and investor-relations activities; and oversees compliance activities. The Board has determined that each Finance and Audit Committee member meets the independence requirements of the New York Stock Exchange (the "NYSE") and the SEC rules, meets the NYSE's financial literacy requirements and, except for Ms. Ranich, qualifies as an audit committee financial expert as defined by the SEC. The Finance and Audit Committee frequently meets in executive sessions with our independent and internal auditors.

Governance and Nominating Committee
The Governance and Nominating Committee functions as our nominating committee and is responsible for governance activities, particularly board and committee evaluations and committee assignments. All members are independent directors.
The Governance and Nominating Committee determines the criteria for director nominees, including nominees recommended by shareholders and self-nominees. The Governance and Nominating Committee also considers shareholder nominations using the criteria as described above in the Election of Directors section. Shareholders interested in submitting names of candidates who satisfy most or all of the above criteria should submit written notice of the candidates' names and qualifications to the Governance and Nominating Committee chair at the Company's address. Nomination letters are forwarded to the Committee chair without screening.
Management Performance Committee

The Management Performance Committee (the "MPC") serves as Questar’s compensation committee and is responsible for various aspects of Questar's executive compensation program including:

•
Reviewing the recommended base salaries as well as the annual and long-term incentive award opportunities for our President and CEO and other officers, considering the competitiveness of each officer's total compensation package

•	Reviewing and selecting the Company's peer group for compensation benchmarking purposes

Questar 2015 Form 10-K/A	9

•	Reviewing the recommended financial and operating goals and objectives for the short and long-term incentive programs, and verifying the achievement of these goals

•	Administering our equity-based and other executive compensation plans

For additional information on the MPC's executive compensation-related activities, see the "Compensation Discussion and Analysis" (the "CD&A") section below. The MPC also oversees Board compensation decisions. It frequently reviews leadership development and succession planning, with the full Board's regular review of executive succession planning. The MPC chair works with the Company's CEO and Corporate Secretary to establish MPC meeting agendas. The MPC frequently meets in executive session to discuss and approve compensation decisions, particularly with respect to the CEO. All independent Board members also must approve the CEO's total compensation. The MPC reports regularly to the Board on its activities.
Management Performance Committee Interlocks and Insider Participation

The 2015 MPC members were Mr. Helms as Chair, Messrs. Downes and Williamson, and Ms. Ranich. No Company officer or other employee has been an MPC member. Additionally, no MPC member had any relationship with Questar requiring disclosure under Item 404 of Regulation S-K. No Company executive officer has served on the compensation committee of any other entity that has or has had one or more executive officers who served as a MPC member during the 2015 fiscal year.

DIRECTOR RETIREMENT POLICY

The Board's retirement policy allows an outside director to serve until the Annual Meeting following his or her 72nd birthday. Former director, Mr. Cash, retired at the 2015 Annual Meeting due to the policy. The Board otherwise does not limit the number of terms a director may serve.

The Board's Role in Risk Oversight

The Company has an enterprise risk management program (the "ERM Program") to identify risks across Questar, assess the likelihood and potential impact of these risks and develop and monitor strategies to prevent, mitigate or manage them. The ERM Program's goal is to maintain a high level of awareness and control over operational, financial, environmental, compliance, strategic, cyber and other risks that could adversely affect achieving Questar's business objectives. The ERM Program is administered by the Chief Risk Officer and General Counsel.
The full Board is responsible for overseeing and reviewing with management the ERM Program, including actions taken to identify, assess and mitigate risks. The Chief Risk Officer and General Counsel make semi-annual Board presentations about the ERM Program. The Board reviews with management the ERM Program's effectiveness, the elements of the risk-management framework and specific risk mitigation strategies implemented. Management also provides regular Board updates on specific risks and mitigation strategies during the Board's review of the annual corporate capital and operating budgets, corporate strategy, and any new business opportunities as well as in other reports to the Board and its committees. Additional review, or reporting on, specific enterprise risks is conducted as needed or as requested by the Board or a committee.

Each Board committee is tasked with the risk oversight relevant to its areas of responsibility:

Finance and Audit Committee – The Finance and Audit Committee has primary responsibility for oversight and evaluation of the Company's financial and compliance risks. It oversees the independent auditor, internal audit, financial reporting, and compliance with Questar's Business Ethics and Compliance Policy. The Finance and Audit Committee regularly asks management, internal audit staff and Questar's independent auditor about financial risks or exposures, including financial statement risks. It provides quarterly reviews of financial, internal controls, credit, compliance, security, legal and regulatory risks that may have material adverse effects on Questar.

Governance and Nominating Committee – The Governance and Nominating Committee oversees risks associated with corporate governance, including corporate governance practices, Board and committee leadership structure and composition as well as director qualifications and independence. The Governance and Nominating Committee reviews compliance with Questar's Corporate Governance Guidelines and changes or amendments to the Guidelines or to any committee charters.

Management Performance Committee – The MPC oversees compensation and human resources risks. The MPC, with an independent compensation consultant's assistance, periodically reviews the compensation programs to ensure they do not promote excessive risk. The MPC uses the risk assessment to determine that Questar’s compensation practices and policies

Questar 2015 Form 10-K/A	10

do not create risks that are reasonably likely to have material adverse effects on the Company. The MPC determined in 2015 that the compensation policies and programs are balanced across multiple financial and operating metrics and time periods, thus supporting sound risk management.

Communication with Directors

Any Questar shareholder or other interested party may send communications to Questar's Board, including the independent directors as a group, the Lead Director or other individual Board members, by submitting communications to the following:

Julie A. Wray
Corporate Secretary
Questar Corporation
P.O. Box 45433
Salt Lake City, UT 84145-0433

The Board's independent directors have designated the Corporate Secretary to receive and process written communications addressed to directors. The Corporate Secretary will timely forward any written communication directly to the designated director(s), or to the Lead Director for communication relating to the entire Board. The Corporate Secretary has authority to discard solicitations, advertisements or other inappropriate communications.

DIRECTOR COMPENSATION
Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified Board candidates. The MPC annually reviews fees and retainers paid to directors and recommends changes to the Board. An independent executive compensation consultant, Meridian Partners LLC ("Meridian"), also assists in reviewing of director compensation by providing benchmark compensation data and recommendations for compensation-program design. Company employees who serve as directors do not receive payment for those services.
Non-employee directors received the following 2015 cash retainers:

Description	Fees ($)
Annual board member retainer	70,000
Additional lead director retainer	15,000
Additional retainer for chair, Finance and Audit Committee and Management Performance Committee	15,000
Additional retainer for chair, Governance and Nominating Committee	10,000

Directors may receive their fees in cash or they may defer receiving all fees according to the Questar Corporation Deferred Compensation Plan for Directors (the "Director Deferred Compensation Plan") described below.
DIRECTOR EQUITY UNDER LONG-TERM STOCK INCENTIVE PLAN
Questar's Long-term Stock Incentive Plan (the "Stock Plan") allows directors to receive stock options, stock appreciation rights, restricted stock and/or restricted stock units ("RSUs") and other awards referenced to our common stock. In 2015, directors received grants of RSUs. Directors may defer all, but not less than all, of the equity awarded to them according to the Director Deferred Compensation Plan.
DIRECTOR DEFERRED COMPENSATION PLAN
Non-employee directors can participate in the Director Deferred Compensation Plan, that allows them to defer their cash and equity compensation. For the deferral of cash fees, directors can elect to have them accounted for with “phantom shares” of Questar's common stock, or have them credited with interest as if invested in long-term certificates of deposit. Directors also may elect to defer their RSUs ("Deferred RSUs"). Both phantom shares and Deferred RSUs are credited with dividend equivalents. Phantom stock balances are paid in cash when a director retires, and Deferred RSUs are paid in company stock. The following 2015 fees and equity grants were received by individual directors:

Questar 2015 Form 10-K/A	11

Name[1]	Fees Earned or Paid in Cash ($)	Stock Awards[2] ($)	Total ($)
Teresa Beck	76,099	100,008	176,107
R. D. Cash[3]	17,500	100,008	117,508
Laurence M. Downes	82,968	100,008	182,976
Christopher A. Helms	78,901	100,008	178,909
James T. McManus II	70,000	100,008	170,008
Rebecca Ranich	75,934	100,008	175,942
Harris H. Simmons	85,000	100,008	185,008
Bruce A. Williamson	76,099	100,008	176,107

[1]
Excludes Ronald W. Jibson, who is an executive officer of the Company and did not receive additional compensation for his service as a director for the year 2015. Mr. Jibson's compensation is reflected in the Summary Compensation Table in the section entitled, "Compensation Tables" in the Compensation Discussion and Analysis section below.

[2]
On February 18, 2015, each director received a grant of 4,097 RSUs with a grant date value of $100,008. The awards vested on March 5, 2016. Directors held the following aggregate stock awards (or phantom shares and dividend equivalents) as of December 31, 2015:

Name	Vested Options (#)	Unvested RSUs/Deferred RSUs (#)	Vested Phantom Shares* (#)
Teresa Beck		4,097	134,151
R. D. Cash		3,063	18,704
Laurence M. Downes		4,097	25,568
Christopher A. Helms		4,097
James T. McManus II		4,097
Rebecca Ranich		4,097	3,756
Harris H. Simmons		4,097	321,914
Bruce A. Williamson		4,097	113,982

* Prior to 2014, directors who elected to defer their equity award received "phantom restricted shares" of Questar common stock. Similar to the phantom shares for deferred fees, the phantom restricted shares, once vested, are payable to the director in cash upon termination of service as a director. The vested phantom shares disclosed reflect both phantom restricted shares and phantom shares for deferred fees.

[3]
Mr. Cash retired as a Company director on May 27, 2015. His cash fees reflect a pro-rated share. His unvested Deferred RSUs vested in full as of his retirement date and a portion of these were distributed in 2015. The remainder will be distributed according to his election.

Effect of Dominion Merger. Upon completion of the Dominion Merger (as described below under Item 11. Executive Compensation -- Executive Summary -- Executive Pay and Company Performance -- 2015 Company Performance Review), each RSU, Deferred RSU and phantom share held by our non-employee directors will become vested and will be canceled in exchange for a cash payment equal to the number of shares of Company common stock subject to such award multiplied by the merger consideration. In addition, at the effective time of the Dominion Merger, account balances under the Deferred Compensation Plan for Directors will be subject to accelerated vesting and distribution. As of March 1, 2016, the Company’s seven independent directors held, in the aggregate: (i) 16,212 unvested Company restricted stock units with an aggregate value of $405,300, (ii) 23,639 vested Deferred RSUs with an aggregate value of $590,970, (iii) 40,530 unvested Deferred RSUs with an aggregate value of $1,013,250, and (iv) 599,371 vested phantom shares with an aggregate value of $14,984,275, in each case based on the $25.00 merger consideration.
Stock-Ownership Guidelines. The Board has adopted stock-ownership guidelines for outside directors of five times their annual cash board retainers after serving five years on the Board. The stock ownership requirement is $350,000 based on the current cash retainer. Phantom stock units, Deferred RSUs and phantom restricted shares count toward the total shares held. All directors currently comply, or are on track to comply, with these guidelines.
Other Benefits. Directors participate in the Business Accident Insurance Plan that provides a benefit of up to $150,000 to the survivor of any director who dies, becomes totally disabled or suffers dismemberment due to an accident while traveling on Company business.

Questar 2015 Form 10-K/A	12

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act and SEC regulations, the Company's directors, certain executive officers and persons who own more than 10 percent of Questar's stock must file ownership reports and ownership changes with the SEC and NYSE. The Company also must receive copies of these reports. Questar's Corporate Secretary prepares and files reports for directors and executive officers based on information known and otherwise supplied. Based on a review of this information and responses to director and officer questionnaires, the Company believes that all 2015 filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION.

This executive compensation program discussion and analysis should be read in conjunction with the tables and text below that describe the compensation awarded to, earned by or paid to the named executive officers described below.

EXECUTIVE SUMMARY

This Compensation Discussion and Analysis (the "CD&A") explains the principles, objectives and features of our executive compensation program. It also describes actions taken by the MPC to further align the interests of our named executive officers with Questar's corporate objectives and our shareholders' interests. This section also provides an understanding of how the MPC's pay decisions relate to 2015 Company performance. Although Questar’s executive compensation program generally applies to each executive officer, this CD&A focuses primarily on the program as applied to the CEO and other officers included in the Summary Compensation Table, who are collectively referred to in this CD&A as the named executive officers. Questar's named executive officers for the fiscal year ended December 31, 2015 were:

Name	Title
Ronald W. Jibson	Chairman, President and Chief Executive Officer
Kevin W. Hadlock	Executive Vice President and Chief Financial Officer
Thomas C. Jepperson[1]	Chief Operating Officer
Craig C. Wagstaff	Executive Vice President and President, Questar Gas
Micheal G. Dunn	Executive Vice President, and President, Questar Pipeline
James R. Livsey[2]	Former Executive Vice President, Chief Operating Officer, Wexpro
R. Allan Bradley[2]	Former Executive Vice President, President and Chief Executive Officer, Questar Pipeline

1 Mr. Jepperson retired from the Company, effective January 1, 2016.
2 Messrs. Livsey and Bradley both retired from the Company, effective June 1, 2015.

Executive Pay and Company Performance

In addition to other objectives, the MPC believes executive compensation should have a strong tie to Company performance, including financial and operating performance. It also believes that executive compensation should be tied to shareholder return over time. For 2015, the Company achieved consolidated net income slightly above 2014 resulting in continued record earnings at the top of our earnings guidance range. However, net income for two of our three main business units was impacted by the low-commodity-price environment. Pay for our executives was consistent with this performance.

2015 Company Performance Review

Questar is a Rockies-based integrated natural gas holding company with three main complementary lines of business operating through three principal subsidiaries:

•
Questar Gas Company ("Questar Gas") provides retail natural gas distribution to residential, industrial and commercial customers in Utah, southwestern Wyoming and southeastern Idaho, at gas rates historically among the lowest in the nation.

•
Wexpro Company ("Wexpro"), develops and produces most of its natural gas from reserves contractually dedicated to Questar Gas under a 1981 agreement, known as the "Wexpro Agreement." Wexpro produces and delivers the natural gas to Questar Gas at its cost of service, which includes a competitive return.

•
Questar Pipeline Company ("Questar Pipeline") provides FERC-regulated interstate natural gas transportation, underground storage services, and other energy services primarily in Utah, Wyoming and Colorado.

Questar 2015 Form 10-K/A	13

For fiscal year 2015, Questar reported net income of $226.9 million on an adjusted basis, compared to 2014 net income of $226.5 million. The earnings were adjusted for a noncash pension settlement accounting charge of $10.3 million after-tax and a noncash impairment charge of $7.9 million after tax on Wexpro leasehold properties. Most of the positive earnings came from Questar's regulated subsidiary, Questar Gas, which posted 16% earnings growth for the year, reflecting strong customer growth. Net income, however, was down 19% at Wexpro and 2% at Questar Pipeline, due primarily to the low commodity-price environment. Despite this challenge, the Company was able to perform at the high end of our guidance in 2015 due in large part to the extraordinary efforts of our employees to control costs, while improving both efficiency and effectiveness. This sustained effort resulted in an 11% decrease in our consolidated general and administrative expense.

Other 2015 highlights include:

•	Questar Gas invested $66.5 million in its infrastructure-replacement program.

•
Questar Gas’s 2015 customer growth was 2.9%, or about 28,000 net new customers, including the addition of more than 6,500 customers from the acquisition of Eagle Mountain City’s municipal gas-distribution system.

•
Utah and Wyoming regulators approved the addition of Wexpro’s 2014 Canyon Creek acquisition as a cost-of-service property and agreed to a lower return on future Wexpro development spending to enable Wexpro to resume its development-drilling program in 2016.

•	Questar Pipeline successfully and safely completed the final portion of its multi-year Mainline-3 replacement project ahead of schedule and under budget.

•	Questar Pipeline reduced its combined operating and maintenance ("O&M") and general and administrative ("G&A") expenses by 2% for the year through cost controls and improved efficiencies.

•	Questar Pipeline terminated plans to recommission the western segment of the Southern Trails Pipeline as a crude-oil transport pipeline and commenced a process to divest the asset.

•	Questar increased its first quarter 2016 dividend by 5% to $0.22 per share. This is in addition to an 11% increase in 2015

Dominion Merger - On February 1, 2016, Questar announced an agreement to combine with Dominion Resources, Inc.(“Dominion”) through a merger transaction with a subsidiary of Dominion, pursuant to which Questar shareholders have the right to receive $25.00 per share in cash, subject to the satisfaction of specified conditions (the “Dominion Merger”). Dominion is one of the nation’s largest producers and transporters of energy, with an existing strategic focus on core regulated infrastructure operations. If the Dominion Merger is completed, Questar would serve as the hub of Dominion’s Western operations. Questar will hold a Special Meeting of Shareholders on May 12, 2016 to consider and vote on a proposal to approve the Dominion Merger. If the Dominion Merger is approved by shareholders and the required regulatory approvals are obtained, we expect to complete the Dominion Merger by the end of 2016.

Company Performance and CEO Pay – This section highlights the directional relationship between the CEO's compensation and Company performance focusing on earnings for the last three years and total shareholder return.

Adjusted Earnings. Questar's CEO's annual incentive payment is tied to both financial and operational goals. The CEO's incentive payment has been consistent with Questar's adjusted earnings performance as shown in the chart below. For 2015, in light of the challenging commodity market, the MPC exercised its discretionary authority under the Company's annual incentive plan to lower the payout for our CEO to be consistent with the performance of the subsidiary receiving the lowest payout.

THREE-YEAR CEO ANNUAL INCENTIVE PAYMENT COMPARED TO ADJUSTED EARNINGS 1

Questar 2015 Form 10-K/A	14

[1]
Adjusted earnings differs from net income by excluding one-time items that are outside the normal earnings process. In 2013, this included an after-tax impairment charge of $52.4 million for the Southern Trails Pipeline. No one-time items were recorded in 2014. In 2015, these items included a $10.3 million charge for pension settlement costs and a $7.9 million charge for the impairment of certain oil and gas properties.

Total Shareholder Return. While our annual incentive payment is tied to financial and operating metrics, a large portion of our CEO's pay is tied to total shareholder return ("TSR") in the form of performance shares with the number of shares earned determined by Questar's TSR performance relative to its peer companies over a three-year period, with an absolute TSR modifier. For the three-year performance period January 1, 2013 through December 31, 2015, Questar's TSR relative to peer companies selected in 2013 ranked 11th. Based on this ranking, our CEO received .32 percent of target as a payout of his performance shares granted in 2013. As of December 31, 2015, for the other two outstanding performance periods, the payout for the January 1, 2014 through December 31, 2016 is above threshold but below target, and for the January 1, 2015 through December 31, 2017 is below threshold with no payout. Additional information regarding the performance share awards is discussed below in "Components of Our Compensation Program."

CEO's realized/realizable compensation. The following chart shows a more complete view of total direct compensation (base salary, annual incentive and long-term equity compensation) by providing the CEO's current (as of December 31, 2015) "realized" and "realizable" pay compared to the CEO's target compensation set each year.

TARGET1 CEO COMPENSATION COMPARED TO REALIZED/REALIZABLE2 COMPENSATION

[1]
Target amounts reflect actual base salary, target bonus, actual restricted stock units (RSUs) granted and target performance shares awarded for the applicable year multiplied by the grant date stock price.

[2]
The amounts realized/realizable reflect amounts/shares actually paid/granted in the applicable year modified based on 1) for the annual bonus, the actual amount earned due to actual performance, 2) for RSUs, the shares granted multiplied by Questar's stock price as of December 31, 2015, and 3) for performance shares, the shares actually earned or on track to earn for all three performance periods based on performance and stock price as of December 31, 2015. The 2015-2018 performance shares are projected to be below threshold with no payout and therefore, no value is provided.

2016 CEO pay - In February, 2016, the MPC also determined that it would not increase Mr. Jibson's base salary, target bonus or long-term incentives under the Stock Plan for 2016.

Results of 2015 Advisory Vote to Approve Executive Compensation

We held the fourth advisory vote on executive compensation at the 2015 Annual Meeting of Shareholders. Over 95 percent of votes cast favored this proposal. The MPC considered this favorable outcome and believed it conveyed shareholders' support of the MPC's decisions and the existing executive compensation programs. The Company will again hold an annual advisory vote to approve named executive officer compensation at the 2016 Annual Meeting of Shareholders. While the proposal vote is non-binding on the Company and Board and does not overrule a Company or Board decision, the MPC and Board value shareholders’ opinions. They consider the voting outcome when making future executive compensation decisions.

2015 Executive Compensation Program

Questar 2015 Form 10-K/A	15

The MPC made no material structural changes to our compensation programs or pay-for-performance philosophy when considering the shareholders' strongly favorable advisory vote on executive compensation. Long-term incentives for most of the named executive officers continued to consist of 50 percent time-based RSUs and 50 percent performance share awards, with performance criteria based upon TSR during a three-year period compared with our peer group. Mr. Jibson's long-term incentive was weighted to 60 percent to performance shares and 40 percent to RSUs to put more of his pay at risk. The MPC determined this program appropriately motivated executive officers to generate, and rewarded them for, shareholder-value creation.

The graph below shows components of the 2015 total target compensation opportunity for each named executive officer except for Messrs. Livsey and Bradley, both of whom retired from the Company effective June 1, 2015, which highlights that a substantial part of the compensation is at risk and based on achieving specific performance measures.

2015 TOTAL TARGET COMPENSATION1

[1]
The percentages are based on the values stated in the 2015 Summary Compensation Table except 1) the target bonus is based on the 2015 target annual incentive set for each named executive officer, and 2) the performance shares are based on the target number of performance shares set for each named executive officer multiplied by the closing stock price on the grant date.

EXECUTIVE COMPENSATION PRACTICES

What we do:

•
Pay for performance – The MPC, comprised of only independent directors, ties a significant portion of each named executive officer's total direct compensation opportunity to near-term financial and operational results and long-term shareholder returns.

•
Annual executive compensation review – The MPC annually reviews all compensation elements provided to our named executive officers and, where appropriate, makes changes to incorporate current best practices.

•	Independent compensation consultant – The MPC has retained its own independent compensation consultant since 2006 to assist with annual review.

•	Annual benchmarking – The MPC reviews benchmark compensation data of Questar's peer group and generally targets compensation at the 50th percentile, although individual positioning varies.

•
Annual risk analysis – The MPC annually reviews, analyzes and considers if our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

•	Share-ownership guidelines – Questar has adopted share-ownership guidelines for all officers.

•	Minimal perquisites – The Company provides officers with only one perquisite – the opportunity for an executive fitness evaluation.

•	Clawback policy – Questar adopted a clawback policy in February 2014.

•	Double trigger under CIC – The Company's change-in-control (CIC) severance plan provides for cash payments after a change in control only if an officer also is terminated following the event.

Questar 2015 Form 10-K/A	16

New in 2015:

•
Double trigger for accelerated equity upon CIC – Effective for equity awards made on or after February 2015, under the terms of the awards, unvested equity is accelerated due to a change in control only upon a double-triggering event. See "Treatment of Compensation Plans upon Effectiveness of Dominion Merger" in the Compensation Tables for information regarding treatment of awards in connection with the Dominion Merger.

•	Minimum Vesting – The Company's Board approved a minimum vesting period of at least 12 months for restricted stock and RSUs (with limited exceptions).

•
Performance Share Payout – In February 2015 Questar's Board added an absolute TSR requirement to our Performance Shares which requires annualized TSR of at least 15 percent to earn the maximum award. Additionally, the award would be further reduced if TSR is negative.

What we don't do:

•	No employment agreements – Questar has no individual employment agreements with any officer.

•	No separate change-in-control agreements – All officers participate in the same change-in-control severance plan.

•	No excise tax gross-ups upon change in control – The Company does not provide excise tax gross-ups for severance benefits.

•	No short-sales or hedging of Questar's common stock, and no excessive pledging.

•	No repricing of underwater options.

QUESTAR'S GUIDING COMPENSATION PHILOSOPHY AND OBJECTIVES

The Company’s executive compensation philosophy, set by the MPC, is designed to:

•	attract, motivate, reward and retain the management talent required to achieve Company objectives at compensation levels that are fair, equitable and competitive with comparable companies;

•	focus management efforts on short and long-term drivers of shareholder value;

•	tie a significant portion of executive compensation to Company long-term stock price performance and thus shareholder returns;

•	foster a results-oriented culture while enhancing Questar’s reputation for ethics, integrity and safety; and

•	create balance across multiple financial and operating metrics and time periods to support sound risk management.

In keeping with our philosophy, executive compensation generally is comprised of: base salary; annual short-term cash incentive awards based upon achieving business, financial and operational goals; long-term performance-based awards; and restricted stock unit awards. Compensation components are discussed in more detail below under "Components of Our Compensation Program."

Market Data and Peer Groups

Questar believes that compensation for executive officers who successfully enhance shareholder value should be competitive with compensation offered by similar publicly-held companies to successfully attract and retain high-quality executive talent. The Company uses a peer group of companies to: gather input to develop base salary ranges, annual incentive targets and long-term incentive award ranges; benchmark the form and mix of equity awarded to executives; and assess the competitiveness of executive officers' total direct compensation.

Peer Selection – The MPC annually reviews and analyzes the selected peer group. In peer group selection, the MPC considers companies with a comparable business mix of natural gas utility/distribution, midstream natural gas transportation and natural gas exploration and production businesses, as well as a comparable size regarding enterprise value, market capitalization, revenues and assets. Finding peer companies is difficult due to Questar's integrated mix of three businesses, particularly Wexpro's unique nature and very few companies operate in all three industry segments. The MPC uses a more customized approach because it believes that enterprise value rather than revenues better reflects comparable peers, given the diverse business operations of the peers and the fact that Questar's revenues do not take into account intercompany revenues. The MPC believes the selected peer group to benchmark 2015 compensation was appropriate given it included integrated natural gas companies as well as other companies in the same individual businesses as Questar.

Questar 2015 Form 10-K/A	17

The table below shows the natural gas industry segment represented by each peer company selected in setting 2015 compensation as well as the enterprise value, market capitalization, revenue and assets.

				Comparative Data[1]
Company Name	Distribution	Midstream	Production	Enterprise Value[2] ($)	Market Cap. ($)	Revenue ($)	Assets ($)
				(in billions)
AGL Resources, Inc.	X	X		10.44	6.13	4.62	14.66
Atmos Energy Corp.	X	X		6.62	4.79	3.89	7.94
Energen Corp.	X		X	7.08	5.29	1.74	6.62
EQT Corporation		X	X	15.19	13.87	1.86	9.79
MDU Resources Group Inc.	X	X	X	7.61	5.39	4.46	7.06
National Fuel Gas Company	X	X	X	7.33	5.89	1.83	6.22
New Jersey Resources Corp.[3]	X	X		2.77	2.13	3.20	3.01
NiSource Inc.	X	X		19.10	12.92	5.66	22.65
Northwest Natural Gas Co.	X	X		2.08	1.15	0.78	2.97
Piedmont Natural Gas Co.	X	X		4.26	2.63	1.28	4.37
South Jersey Industries, Inc.	X	X		2.87	1.77	0.73	2.93
Southwest Gas Corp.	X			3.94	2.26	1.95	4.57
Vectren Corporation	X			4.78	3.29	1.49	5.10
WGL Holdings, Inc.	X			3.20	2.19	2.47	4.26

50th Percentile				5.70	4.04	2.21	5.66
Questar Corporation[4]	X	X	X	5.57	3.91	1.22	4.05

[1]
Information obtained from Standard & Poor's Research Insight. Data reflects market capitalization values as of September 2014, and revenue and assets as of the most recent fiscal year as of October 2014 when the peer group was reviewed.

[2]	Enterprise value represents market capitalization plus debt and preferred stock minus cash as of the most recent fiscal year end.

[3]	CEO data from New Jersey Resources Corporation is not considered in setting our CEO compensation because New Jersey Resources' CEO serves on Questar's Board.

[4]	Questar's revenues do not include approximately $372 million of affiliated company revenues.
Peer Group Changes for 2015 LTI awards and 2016 Compensation – The MPC approved revisions to Questar's peers based on announced changes to companies in the peer group and based on recommendations from Meridian, its compensation consultant. It determined that Energen, EQT and NiSource would be replaced with Black Hills, The Laclede Group, Inc. and ONE Gas, Inc. Energen sold its gas distribution business to Laclede in late 2014. EQT sold its distribution business, and NiSource announced the separation of its business into two publicly traded companies – a fully regulated natural gas and electric utility company and a pure-play natural gas pipeline, midstream and storage company.
The MPC determined that the peer group changes would apply only to the comparator group under its 2015 performance share program and would not apply generally to executive compensation until 2016.
Market Surveys – The MPC also reviewed market data from various sources for 2015. This data supplements the proxy data from Questar's peer group. These sources include:

•	Towers Watson's Survey on Top Management Compensation, Utility Company Cut; and Mercer Benchmark Database, Executive, Utility Company Cut – both surveys of large utility companies.

•	NGTI Survey – a survey of gas transmission-related positions.

•	ECI – Oil and Gas E&P Industry Compensation Survey – a survey of oil and gas exploration and production organizations.

Questar 2015 Form 10-K/A	18

The following table shows the data sources used for each officer:

Officer	Peer Proxy Data	Towers	NGTI	ECI
Ronald W. Jibson	X	X
Kevin W. Hadlock	X	X
Thomas C. Jepperson	X	X
Craig C. Wagstaff	X	X
Micheal G. Dunn[1]	X		X
James R. Livsey[2]	X			X
R. Allan Bradley[1]	X		X

[1]
Due to the limited proxy disclosures by the selected peer groups on an individual basis, Messrs. Dunn's and Bradley's peer group was expanded to include top executives at CenterPoint Energy, ONEOK and The Williams Companies that better reflect their role as head of a FERC-regulated natural gas pipeline. These incorporated companies that are beyond the primary peer group are significantly larger than Questar Pipeline, which the MPC considered when setting their total compensation. Mr. Dunn was hired in April, 2015 after the MPC set the compensation for Mr. Bradley, but the MPC considered the same data when approving the compensation offered to Mr. Dunn.

[2]
The peer group proxy data failed to provide adequate comparative information for Mr. Livsey in his role as head of Wexpro, our unique natural gas-development subsidiary. Market data from ECI and other factors were utilized.

COMPONENTS OF OUR COMPENSATION PROGRAM
The MPC believes it must offer key executives a competitive compensation package comprised of fixed and variable short and long-term components to attract, motivate and retain the executive talent required to achieve corporate performance objectives. The following table summarizes each component in the total compensation package:

Compensation Component	Role in Total Compensation
Base Salary	• Provides a fixed and market-based level of compensation to pay for an executive’s responsibility, relative expertise and experience
Annual Cash Incentive • Annual Management Incentive Plan	• Variable compensation component based on performance. Motivates and rewards executives for achieving annual financial and operating goals aligned with shareholder and stakeholder interests
Long-term Incentive • Performance Shares - RSUs
•
Delivers the majority of named executive officer compensation through long-term incentives aligned with shareholder interests
•
Motivates and rewards achieving long-term strategic Company objectives
•
Recognizes and rewards executives for Company performance relative to industry peers over multi-year time periods
•
Encourages long-term executive share ownership
•
Encourages executive retention by establishing multi-year incentive awards

Benefits • Retirement (401(k), Pension) • Nonqualified Deferred Compensation • Other security benefits (health care, life, disability)	• Provides a tax-efficient way for employees to build financial security in retirement. • Rewards extended Company service • Provides minimum income protection against certain risks
Termination Benefits	• Provides a competitive level of income protection for a change-in-control event that results in employment termination

Base Salary
The MPC approves adjustments to all officers' base salaries, including those of the named executive officers, every February after reviewing competitive market and peer group benchmark data at the 25th, 50th and 75th percentiles. The MPC also considers the officer's scope of responsibilities, individual performance and other individual factors and internal comparisons. The table below reflects our named executive officers' base salaries approved in February 2015 and effective March 1, 2015. All names executive officers' base salary increases were about or below 3 percent. Each officer's total salary is included in the 2015 Summary Compensation Table.

Questar 2015 Form 10-K/A	19

Name	2015 Base Salary	Percent increase from 2014
Ronald W. Jibson	$825,000	3.13%
Kevin W. Hadlock	$391,834	2.00%
Thomas C. Jepperson	$388,672	3.00%
Craig C. Wagstaff	$375,899	3.00%
Micheal G. Dunn	$410,000	NA
James R. Livsey	$430,985	3.00%
R. Allan Bradley	$421,656	3.00%

Annual Cash Incentive Awards
Annual Management Incentive Plan ("AMIP") – Questar's named executive officers participate in AMIP which provides for an annual cash incentive payment based on achieving key financial and operating goals for the Company and each major business unit. Each year, the MPC reviews and approves specific annual performance targets for the entire Company and each major subsidiary. Performance targets are set early each year after reviewing that year’s budget and the prior-year actual results, to ensure the rigor of these targets. Targets generally are at or above the Board-approved budget for the year.
The Company calculates an overall payout factor that can range from zero to 200 percent based on each business unit's actual results compared to the measures. Each officer's payment is determined by multiplying his or her base salary on March 1 by the target percent established for each officer, multiplied by the respective payout factor.

2015 AMIP Components, Targets and Results – The 2015 AMIP motivated our executive officers by rewarding them when our annual financial and operating performance goals were met.

Consolidated goals for all business units. For all business units, 35 percent of the total payout was tied to consolidated goals including net income and two consolidated safety goals reflecting Questar's commitment to safety:

Performance Measure	Weight	Performance Range (50% threshold to 200% max)	Target	Actual	Percent Payout
Questar adjusted income ($MM)	25%	$199 - $250	$221	$226.5	119%
Safety – DART[1] injury rate	5%	1.70 - 1.00	1.40	1.43	95%
Safety – Avoidable accident rate[2]	5%	2.30 - 1.40	2.00	1.71	148%

1 DART stands for "days away, restricted or transferred." The DART rate is calculated by taking the number of injuries that led to days away from work, job restriction and job transfer multiplied by 200,000, divided by the total number of hours worked by all employees during the year.
2 Avoidable accident rate is calculated by multiplying the number of vehicle accidents that could have been avoided by one million miles, divided by the total number of miles driven.

The remaining 65 percent of the performance goals for each business unit's AMIP payout was tied to that business unit's financial (net income) and operating measures, such as operational and maintenance costs ("O&M"), critical to its success as detailed in the tables below.

Key Initiatives. In setting each business unit's goals, 10 to 15 percent of the weighting for each business unit was tied to specific strategic and operational initiatives. These goals, which were formerly referred to as stakeholder value goals, may not have specific quantifiable metrics, but the MPC reviewed and agreed they were critical to Questar's success. A qualitative assessment of achieving these key initiatives allows the MPC to encourage management's efforts in areas that position the Company for future success, and to adjust for the results achieved. In February 2016, our CEO evaluated and scored each key initiative and reviewed his results with the MPC. The MPC considered this information when determining payouts.

Questar 2015 Form 10-K/A	20

The specific goals, including key initiatives, and results for each business unit were:

Performance Measure	Weight	Performance Range (50% threshold to 200% max)	Target	Actual	Percent Payout
QUESTAR GAS
Questar Gas adjusted income ($MM)	25%	$57 - $67.2	$60.0	$64.3	160%
O&M per customer (excluding DSM)	20%	$145 - $134	$140	$140.35	97%
Customer satisfaction	2.5%	6.1 - 6.5	6.3	6.44	170%
Calls answered in 60 seconds	2.5%	90% - 95%	93%	91.5%	75%
Emergency call representative on site within 1 hour	2.5%	95% - 99.8%	98%	98.1%	105%
Third-Party Damages	2.5%	3.5% - 3.2%	3.4%	3.07%	200%
Key Initiatives[1]	10%	Qualitative Assessment			100%
Weighted Result (including consolidated goals)					125%

1 Questar Gas key initiatives included: completing Eagle Mountain gas system acquisition and integration, and develop a comprehensive customer engagement plan.

Performance Measure	Weight	Performance Range (50% threshold to 200% max)	Target	Actual	Percent Payout
WEXPRO
Wexpro adjusted income ($MM)	25%	$95 - $124	$108	$105.9	92%
Lease operating expense per Mcfe	15%	$0.45 - $0.38	$0.42	$0.38	190%
Acquisitions analyzed	3.33%	2 - 6	$4.00	$9.00	100%
Workover wells analyzed	3.33%	10 - 30	20	43	100%
Lease acreage bid on	3.33%	10,000 - 40,000	20,000	58,633	100%
Key Initiatives[1]	15%	Qualitative Assessment			—%
Weighted Result (including consolidated goals)					103%

1 Wexpro key initiatives focused on: completing the first phase of unitizing the Razor project, entering into a cost-of-service arrangement with a third party, and completing an E&P acquisition.

Performance Measure	Weight	Performance Range (50% threshold to 200% max)	Target	Actual	Percent Payout
QUESTAR PIPELINE
Questar Pipeline adjusted income ($MM)	25%	$55 - $66	$59	$59.5	107%
O&M per decatherm of demand	15%	$14.65 - $13.50	$14.15	$13.55	190%
Transportation demand (Mdth/day) at year-end	10%	5,050 - 5,300	5,175	5,221	131%
Key Initiatives[1]	15%	Qualitative Assessment			—%
Weighted Result (including consolidated goals)					110%

1 Questar Pipeline key initiatives included: advancing the development of the Inland California Express project.

Questar 2015 Form 10-K/A	21

Corporate AMIP goals and payout results were:

Performance Measure	Weight	Performance Range (50% threshold to 200% max)	Target	Actual	Percent Payout
QUESTAR CORPORATION
Questar adjusted income ($MM)	50%	$199 - $250	$221	$226.50	119%
Safety – DART[1] injury rate	5%	1.70 - 1.00	$1.40	$1.43	95%
Safety – Avoidable accident rate	5%	2.30 - 1.40	$2.00	$1.71	148%
O&M per customer (excluding DSM) - Questar Gas	8%	$145 - $134	$140.0	$140.4	97%
Lease operating expense per Mcfe - Wexpro	8%	$0.45 - $0.38	$0.42	$0.38	190%
O&M per decatherm of demand - Questar Pipeline	8%	$14.65 - $13.50	$14.2	$13.6	190%
Corporate allocable O&M ($MM)	6%	$45.0 - $39.0	$43	$59.20	—%
Stakeholder value goals	10%	Qualitative Assessment			25%
Weighted Result					113%

[1]	Corporate key initiatives focused on: resolving the gathering litigation and supporting business unit stakeholder value goals.
In February 2016, the MPC reviewed performance measures of Questar's three business units and at the corporate level (as shown above) against the corresponding goals and determined that the results accurately reflected the year's performance. For Messrs. Wagstaff and Dunn, their payouts were tied 70% to the performance of the subsidiary company they lead and 15% each to the performance of the other two companies. For the other five named executive officers, the MPC exercised its discretion and, taking into account each company's performance and individual performance, adjusted the payout percentage for Messrs. Jibson, Hadlock, Jepperson, Livsey and Bradley. Messrs. Jibson, Jepperson and Livsey's payout were tied solely to the performance of Wexpro Company, which performance was below the other companies but slightly better than target. Each officer's target bonus (as shown below) is a percentage of his annual base salary effective March 1 of the performance year. Messrs. Dunn, Livsey and Bradley's payout was pro-rated for the time period that they were employed by the Company during 2015. The 2015 targets, the payout percentage and actual payout for the named executive officers were:

Name	Target % of Base Salary	Percent Payout %	Annual Incentive Payout ($)
Ronald W. Jibson	100%	103%	849,750
Kevin W. Hadlock	60%	100%	235,100
Thomas C. Jepperson	65%	103%	260,216
Craig C. Wagstaff	65%	119%	291,857
Micheal G. Dunn	65%	111%	209,913
James R. Livsey	65%	103%	120,227
R. Allan Bradley	65%	110%	125,618

Annual Management Incentive Plan II (Code Section 162(m) plan) – The Annual Management Incentive Plan II ("AMIPII") was adopted and re-approved by shareholders in 2015 allowing for incentive plan payments to executive officers to meet the tax deductibility requirements under the Internal Revenue Code (the "Code") Section 162(m). Questar utilized AMIPII to establish a performance threshold, which if achieved, would fund the annual incentive award up to the maximum payout level established, or to provide a lesser amount based on achieving the 2015 AMIP performance measures discussed above. In other words, achieving the 162(m) plan performance objective is required for any funding of AMIP payout for participants, which include executive officers. The plan's performance measure approved by the MPC for 2015 was one percent of operating earnings before interest, taxes, depreciation and amortization (EBITDA). The MPC certified achieving this objective in February 2016 which allowed sufficient funding to cover AMIP incentive payments.

Long-Term Equity Incentive Awards

Questar's long-term incentive compensation assists in attracting and retaining key executives and ensuring that executive officers have a significant financial incentive in managing the Company to maximize long-term shareholder returns. All

Questar 2015 Form 10-K/A	22

equity incentives are granted under Questar's Long-term Stock Incentive Plan (the "Stock Plan"), an omnibus plan, which was re-approved by shareholders in 2015. Under the Stock Plan, the MPC can utilize several forms of long-term equity incentive grants, including performance shares, restricted stock or RSUs, stock options, and performance-based restricted stock awards.

After consulting with independent executive compensation consultant, Meridian, the MPC determined in February 2015 that a significant portion of each executive officer's total compensation should continue to be provided through equity grants under the Stock Plan in generally the same proportion as in prior years. Under this program, the MPC granted roughly one-half of the value of long-term incentives set for the named executive officers in shares of time-based RSUs and one-half in performance shares. The mix of the long-term incentives for our CEO, however, was set at 60 percent in target performance shares and 40 percent tied to time-based RSUs to provide greater at-risk pay. The entire Board ratified awards of RSUs and performance shares to Questar's CEO.

Restricted Stock Unit Awards – Questar generally grants time-based RSUs on an annual basis. The MPC believes these awards provide a strong retention vehicle, facilitate stock ownership and maintain a strong tie to shareholders. In February 2015, the MPC approved RSU grants for its executive officers, with such grants vesting over a three-year period at the rate of one-third per year.

Performance Share Awards – Performance shares were first awarded in 2011 to motivate executive officers to achieve long-term financial goals and top-tier shareholder returns. The award measures performance over a three-year period. The number of shares of Company common stock earned are based on the actual performance against goals set at the beginning of the period. Since 2011, relative TSR as compared to the Company's selected peers is used as the performance measure best representing shareholder value. The peer group that Questar's performance is evaluated against under this grant is generally the same peer group used to benchmark executive compensation described under the "Market Data and Peer Groups" section above. TSR ranking is determined by using the sum of the simple-average closing stock price for each trading day in the last month of the performance period plus dividends divided by the simple average closing stock price for each trading day in the month prior to the first day of the performance period.

2015 Changes to Performance Goals for Performance Shares – After consulting with Meridian, the MPC approved 2015 modifications to the performance share awards: (1) decreasing the maximum payout level for relative TSR performance to 200 percent of target; and (2) adding an absolute TSR modifier annualized over the 3-year period. If Questar's annualized TSR was negative over the performance period, the payout would be reduced by 50 percent. If the annualized TSR was equal to or more than 15 percent over the performance period, the payout would be increased by 50 percent. For example, if Questar's TSR relative to its peers ranked 7th, resulting in a target payout, but Questar's absolute annualized TSR was negative over the performance period, the resulting payout would be 50 percent. Conversely, if the Company's absolute TSR annualized over the performance period was equal to or more than 15 percent, then the payout would be at 150 percent. With the modifier, it would be possible for a participant to receive a 300 percent payout assuming a maximum relative TSR ranking and the Company's absolute annualized TSR increasing by more than 15 percent. The MPC believes this design focuses not only on shareholder return as compared to peers but rewards executives for their efforts in improving Company performance. The chart below shows the potential payout of target shares :

Questar TSR Rank Compared to Peers over Performance Period	TSR Rank Multiplier	Absolute TSR Modifier if Annualized Return > 15%	Absolute TSR Modifier if Negative
1	2.00	3.00	1.00
2	2.00	3.00	1.00
3	1.90	2.84	0.95
4	1.72	2.57	0.86
5	1.54	2.31	0.77
6	1.36	2.04	0.68
7	1.18	1.77	0.59
8	1.00	1.50	0.50
9	0.79	1.18	0.39
10	0.57	0.86	0.29
11	0.36	0.54	0.18
12	—	—	—
13	—	—	—
14	—	—	—
15	—	—	—

Questar 2015 Form 10-K/A	23

If peers are removed due to an acquisition, then the multiplier is recalculated using a predetermined method to the lesser number of peers, unless such number of peers exceeds two, in which case predetermined replacement companies are used. Payout, if any, is made in shares of Company stock (or cash equivalent value) at the end of the performance period if the long-term performance criteria are achieved or exceeded and the executive officer remains an employee. No outstanding performance share awards provide for the payment of dividends or dividend equivalents during the performance period. Performance shares for periods starting prior to 2015 did not contain the absolute TSR modifier.

The named executive officers currently have three performance share awards outstanding. These performance periods, performance measures and status of each as of December 31, 2015 are listed below. For the impact of the Dominion merger on the performance shares see "Potential Payments upon Termination Following a Change in Control" in the Compensation Tables.

Performance Period	Performance Measure	Status as of December 31, 2015
2013-2015	Relative TSR
Results were certified in February 2016. Results were below target with the Company's TSR ranking 11 out of 15. Payouts at 32 percent of target are reflected in the 2015 Option Exercises and Stock Vested Tables.

2014-2016	Relative TSR
Results will be certified in February 2017. Through December 31, 2015, payout is projected above threshold but below target. The threshold, target and maximum awards for the 2014-2016 performance period were shown in the Grants of Plan-Based Awards table in the 2015 Proxy Statement.

2015-2017	Relative TSR
Results will be certified in February 2018. Through December 31, 2015, payout is projected to be below threshold with no payout. The threshold, target and maximum awards for the 2015-2017 performance period are shown in the Grants of Plan-Based Awards table.

Qualified Retirement Plans

Questar maintains a defined contribution retirement plan (the "401(k) Plan") and a defined benefit retirement plan (the "Pension Plan"). The Pension Plan was closed to new hires and rehires effective July 1, 2010. All named executive officers, except Messrs. Dunn and Hadlock, participate in the Pension Plan. All named executive officers participate in the 401(k) Plan. These plans are described below in the “Retirement Plans” section of the Compensation Tables.

Nonqualified Deferred Compensation Plans

Deferred Compensation Wrap Plan – The Company allows the named executive officers, and other key employees, to defer compensation under the Deferred Compensation Wrap Plan (the "Wrap Plan"). Questar and the MPC believe that the Wrap Plan is necessary for hiring and retention. The Wrap Plan includes a Deferred Compensation Program and a 401(k) Supplemental Program.

Deferred Compensation Program of the Wrap Plan. The Deferred Compensation Program allows officers and certain key employees to defer from $5,000 to 50 percent of their base salaries and actual cash bonuses until termination, death or disability. Most deferred amounts may be treated as if invested in Company stock (designated as Questar phantom stock) or as if invested in 10-year U.S. Treasury notes. Six percent of the deferred amount receives a Company matching contribution as if contributed to Questar’s 401(k) Plan, which is all designated as Questar phantom stock.

401(k) Supplemental Program of the Wrap Plan. The 401(k) Supplemental Program allows officers and certain key employees whose compensation exceeds the IRS-imposed limit ($265,000 in 2015) for compensation that may be taken into account for purposes of providing benefits under a tax-qualified retirement plan (the "IRS Limit") to continue to defer six percent of their salaries over the IRS Limit and receive a Company match on this deferred amount as if it was invested in the 401(k) Plan. The deferred amounts and Company matching contributions are designated in Questar phantom stock. The 401(k) Supplemental Program is described below in the “Retirement Plans” section of the Compensation Tables.

Supplemental Executive Retirement Plan – The named executive officers, except for Messrs. Hadlock and Dunn, also participate in the non-qualified Supplemental Executive Retirement Plan ("SERP") that provides a select group of management and highly compensated employees with supplemental retirement benefits to compensate for federal tax law limits on benefits payable from the tax-qualified Pension Plan. SERP participation is limited to eligible individuals who have

Questar 2015 Form 10-K/A	24

an accrued benefit under the Pension Plan and who receive compensation exceeding the IRS Limit or defer their compensation under the Deferred Compensation Program of the Wrap Plan. The SERP is described in more detail below under “Retirement Plans” in the Compensation Tables.

Executive Severance Compensation Plan

The named executive officers participate in Questar’s Executive Severance Compensation Plan, a “double-trigger” plan providing benefits upon a qualifying employment termination occurring on or within three years following a change in control of the Company. Questar and the MPC believe this plan helps ensure that the Company attracts and retains executive talent needed to achieve corporate objectives. It also helps ensure executives focus on their duties, acting in the shareholders' best interests, notwithstanding the possibility of a change in control. In February 2015, the Board approved a plan amendment providing that vesting of outstanding equity following a change in control would be governed by the individual award agreements. Beginning with 2015 grants, equity award agreements require a "double-trigger" in most instances before any unvested equity would vest upon or following a change in control. A plan summary description and estimates of potential payments to the named executives as of December 31, 2015 as well as in conjunction with the Dominion merger are outlined below in the “Potential Payments upon Termination” section of the Compensation Tables.

Other Benefits

The named executive officers also receive or have the opportunity to participate in other benefit plans Questar offers to most employees. These benefits include: medical and dental coverage; a cafeteria plan (includes flexible health-care spending account or health savings account and a dependent-care spending account features); employer-provided basic life insurance (one times base salary); employee-paid supplemental life insurance (up to four times base salary, but not to exceed $750,000); business-travel accident insurance; catastrophic accident insurance; long-term disability; and the employee assistance program. The executive officers also receive paid time off and paid holidays, and are eligible for short-term disability benefits.

Perquisites

Questar limits the perquisites granted to officers and does not allow personal use of Company cars. It also does not reimburse country-club memberships, personal use of aircraft, supplemental welfare benefit plans or executive dining-room service. The Company, however, does pay for an executive fitness evaluation that officers can participate in once every other year. We believe this benefits the Company and reflects our overall commitment to wellness.

HOW QUESTAR MAKES COMPENSATION DECISIONS

Role of the Management Performance Committee

The MPC is guided by its compensation philosophy as stated above and works with the CEO and Meridian, its executive compensation consultant.

In making compensation decisions, the MPC reviews peer company market data, nationally recognized compensation data and other market data provided by Meridian as previously discussed. While the MPC generally targets the market's 50th percentile for named executive officers, it may deviate, lower or higher, based on individual factors. The MPC reviews executive compensation throughout the year. It analyzes annually each component of the named executive officer’s compensation as well as each executive's total compensation to ensure that individual components and total compensation satisfy our compensation objectives. The MPC continues to consider how it measures, evaluates and benchmarks all compensation components for executives. This helps ensure that our executive compensation remains competitive within the relevant segment of the natural gas industry, adjusted as appropriate for individual factors such as experience and expertise. The MPC also considers job performance, responsibilities and advancement potential when setting each named executive officer's compensation.

To ensure that executive compensation remains consistent with Company objectives, the MPC routinely:

•	reviews and approves participation in the annual management incentive plans, objectives and performance targets for each major business unit;

•	reviews our consolidated financial results and the financial and operating results of the Company's major business units;

•	evaluates the individual performance of the named executive officers;

•	considers internal relative pay; and

•	develops and approves executive officers' annual and long-term compensation.

Questar 2015 Form 10-K/A	25

The MPC reviews the CEO's performance and compensation with input from all independent directors and the CEO's self-evaluation. The MPC approves compensation for other executive officers based on the CEO's evaluation and recommendation. The MPC also reviews market data and other input from Meridian.

Role of the CEO

Questar's CEO recommends the level of base salary increase (if any), the annual incentive target award, and the long-term incentive award value for all officers, including the other named executive officers, excluding his own compensation. These recommendations are based on review of Meridian's benchmarking analysis of the Company's peers and general comparable survey data, each executive officer's performance, performance of the individual's respective business unit, and employee retention considerations. The MPC reviews the CEO's recommendations and approves any compensation changes affecting executive officers as determined in its sole discretion.

Role of the Compensation Consultant

Pursuant to its charter, the MPC has sole authority to retain and terminate any compensation consultant engaged to assist the MPC in evaluating and establishing executive compensation. For setting 2015 executive compensation, the MPC again retained Meridian as its independent executive compensation consultant. Meridian assists the MPC in its annual executive compensation review by:

•
reviewing, critiquing and proposing changes in Questar's compensation practices when necessary to maintain alignment with our compensation objectives, including providing the MPC recommendations regarding the Company's short and long-term incentive strategy;

•	providing advice and information on regulatory requirements and investor/shareholder policies relating to the Company's compensation practices;

•	reviewing our selected peers and providing input in any deviation or recommended changes or replacements;

•	preparing benchmarking reports analyzing each executive officer's compensation using peer company proxy data and market surveys;

•	reviewing MPC agendas and supporting materials before each meeting, and raising questions or issues with management and the MPC chair, as appropriate; and

•	providing input on specific compensation actions for executive officers.

A Meridian partner attends MPC meetings as requested and communicates with the MPC chair between meetings. Meridian attended all 2015 MPC meetings in person or by phone, and also participated in several teleconferences with the chair. These meetings and teleconferences included discussions of the CEO's compensation during which no Company officers or employees were present.
Compensation Consultant Independence – Meridian is an independent firm providing only executive and director compensation and corporate governance advisory services. Meridian is accountable to and reports directly to the MPC. To maintain its independence, Meridian provides no other Company services outside of its MPC work. The MPC annually reviews Meridian's services and fees. In February, the MPC also reviewed Meridian's written assessment that it meets NYSE and SEC independence factors. The MPC concluded from this review that Meridian, and its individual advisers, are independent. The MPC agrees that Meridian can provide an objective, independent perspective on Questar's executive compensation, and that the MPC can rely on its advice.

The MPC did not engage any other adviser in 2015.

ADDITIONAL INFORMATION ON COMPENSATION PRINCIPLES

Minimum Share Ownership Guidelines
The MPC established stock ownership guidelines for each named executive officer based on a multiple of his base salary. The guidelines require all named executive officers to own shares having a value of at least three times their annual base salaries, except for the CEO, who must own shares valued at least six times his base salary. An executive is required to achieve the applicable level of stock ownership within five years of the date he or she first becomes an executive officer or CEO, as applicable. These guidelines help align the named executive officers’ interests with those of shareholders, while allowing them some opportunity to diversify their holdings. In measuring guideline compliance, the MPC includes shares purchased in

Questar 2015 Form 10-K/A	26

the open market; shares held in Company plans (401(k) and phantom shares held in the deferred compensation plans); the unvested portion of restricted stock and RSUs; and shares beneficially owned directly and indirectly. Neither unexercised stock options nor unearned performance shares count toward satisfaction of the guidelines. As of December 31, 2015, all named executive officers employed by the Company held shares valued according to the guidelines except Messrs. Dunn and Teuscher. Mr. Dunn, who was hired on April 16, 2015, is on track, and has until April, 2021 to meet the threshold requirement. Mr. Teuscher became an executive officer on April 1, 2014. He is on track and has until April, 2020 to meet the threshold requirement.

Compensation Recoupment or "Clawback" Policy
In February 2014, the Board adopted a compensation recoupment, or "Clawback" policy, that gives Questar the right to recover from a current or former executive officer equity or cash-based compensation in the event of a restatement of the Company's financial statement due to the officer's fraud or misconduct.
Insider Trading Policy and Anti-Hedging and Anti-Pledging
The Company’s Insider Trading Policy allows Section 16 officers, including the named executive officers, to trade Company securities only during window periods following earnings releases. It also prohibits these executive officers from short sales, selling options or derivatives covering the Company’s securities, and other similar transactions. In 2013, the MPC approved Insider Trading Policy modifications to clarify that all hedging activity by its directors and officers is prohibited, and pledging of Company securities requires clearance by the Corporate Secretary.

Tax Considerations
Code Section 162(m) precludes the Company from deducting compensation exceeding $1 million per year to executive officers listed in the Summary Compensation Table, except the Chief Financial Officer. Performance-based compensation that satisfies the requirements of Code Section 162(m), however, is not subject to this limit. When structuring compensation paid to the named executive officers, the MPC considers federal tax rule provisions. Questar's AMIPII and performance shares granted under the Long-term Stock Incentive Plan are intended to comply with the performance-based exception under Code Section 162(m). The MPC has awarded nondeductible compensation in the past, and may in the future if the MPC determines that it is necessary to achieve an appropriate compensation structure.

MANAGEMENT PERFORMANCE COMMITTEE REPORT

The MPC's duties include producing an executive compensation report for the Annual Report on Form 10-K and the proxy statement for Questar's 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement"). The report is based on the MPC's review of the Compensation Discussion and Analysis and discussion of its contents with management.
The MPC, based on the Compensation Discussion and Analysis review and discussions with management, recommended to the Board (and the Board has approved and directed) that the Compensation Discussion and Analysis be included in Questar's Annual Report on Form 10-K for the year ended December 31, 2015 and in the 2016 Proxy Statement.
The Management Performance Committee Report set forth herein shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates the 2016 Proxy Statement by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

Management Performance Committee
Christopher A. Helms, Chair
Laurence M. Downes
Rebecca Ranich
Bruce A. Williamson

Questar 2015 Form 10-K/A	27

COMPENSATION TABLES

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table provides compensation information for the named executive officers: CEO, Chief Financial Officer and Questar's three other highest paid executives as of December 31, 2015. It also includes information for two former executive officers who retired prior to the end of the year. The 2015 compensation information for retired officers reflects only amounts earned through their retirement date.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus[1] ($) (d)	Stock Awards[2] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa- tion[3] ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[4] ($) (h)	All Other Compen- sation[5] ($) (i)	Total ($) (j)
Ronald W. Jibson Chairman, President & CEO	2015	820,834		1,742,169		849,750	457,574	15,900	3,886,227
	2014	795,417		2,201,348		1,064,000	2,727,095	15,600	6,803,460
	2013	768,750		2,393,605		1,181,925	2,966,083	15,300	7,325,663
Kevin W. Hadlock Executive Vice President and CFO	2015	390,554		378,515		235,100		26,300	1,030,469
	2014	382,896		452,886		306,553		12,775	1,155,110
	2013	374,791		484,648		345,736		15,300	1,220,475
Thomas C. Jepperson Chief Operating Officer	2015	386,785		598,263		260,216	542,237	23,374	1,810,875
	2014	375,517		722,792		326,212	337,805	22,645	1,784,971
	2013	364,002		835,400		364,336	73,889	22,074	1,659,701
Craig C. Wagstaff Executive Vice President, President Questar Gas	2015	374,074		399,190		291,857	265,683	23,129	1,353,933
	2014	363,178		482,244		326,484	774,725	22,618	1,969,249
	2013	352,600		484,648		332,175	380,138	22,114	1,571,675
Micheal G. Dunn Executive Vice President, President Questar Pipeline	2015	290,417	400,000	721,197		209,913		15,900	1,637,427
James R. Livsey Former Executive Vice President, COO Wexpro	2015	177,485		224,786		120,227	879,682	365,900	1,768,080
	2014	415,111		942,565		396,548	520,639	15,600	2,290,463
	2013	396,573		1,037,515		364,844	730,957	15,300	2,545,189
R. Allan Bradley Former Executive Vice President, President and CEO, Questar Pipeline	2015	173,643		220,520		125,618	454,918	15,900	990,599
	2014	407,388		924,634		396,746	252,114	15,600	1,996,482
	2013	395,522		1,037,515		407,923	245,551	15,300	2,101,811

[1]	Upon Mr. Dunn's hire date, he received a signing bonus. Mr. Dunn is required to repay such bonus on a pro-rated basis should he leave his employment prior to the third anniversary of his hire date.

[2]
The amounts reported as stock awards are: the aggregate grant date fair value of RSUs and performance shares granted in 2013, 2014 and 2015 determined under share-based compensation accounting guidance in accordance with FASB ASC Topic 718. For performance share awards, values reflect the value of the performance shares at the probable outcome of Company performance. The grant date fair market values of these awards at the maximum payout levels are:

Questar 2015 Form 10-K/A	28

Name	2015-2017 Performance Shares ($)	2014-2016 Performance Shares ($)	2013-2015 Performance Shares ($)
Mr. Jibson	2,946,492	4,384,039	4,780,787
Mr. Hadlock	525,540	772,152	910,943
Mr. Jepperson	276,902	821,553	1,570,141
Mr. Wagstaff	554,246	822,205	910,943
Mr. Dunn	1,064,833
Mr. Livsey	150,470	758,916	1,570,854
Mr. Bradley	147,631	744,468	1,570,854

Calculation assumptions are described in Note 11 to the consolidated financial statements in Item 8 of Part II of Questar's 2015 Form 10-K. For Messrs. Jepperson, Livsey and Bradley, the RSU and performance share awards reflected in the Summary Compensation Table and table above include only the pro-rated shares they received due to their retirement from the Company. If Livsey and Bradley had not retired they would have received full value performance share awards of $361,064 and $354,209 respectively and $419,095 and $411,138 in RSUs respectively. Upon their retirements, the MPC approved modifications to their RSU award agreements which resulted in an incremental compensation expense.

[3]
Amounts reported reflect Company AMIP payments received. The amount listed for Mr. Jepperson for 2013, and the amounts listed for Messrs. Jepperson and Wagstaff for 2014 and 2015, include amounts voluntarily deferred by them under the Questar Corporation Deferred Compensation Wrap Plan.

4 The amounts in column (h) represent the actuarial increase in the present value of the named executive officer’s benefits under the Pension Plan and the SERP. Except for Messrs. Jepperson, Livsey and Bradley, these estimates are determined using interest-rate and mortality-rate assumptions consistent with those used in preparing the consolidated financial statements included in Item 8 of Part II of the Company’s 2015 Form 10-K. The benefits' present value has been calculated assuming the named executive officer starts his retirement income at the later of December 31, 2015 or when they reach age 62 (which is the earliest age the executive could collect a benefit without a reduction for early retirement). For Messrs. Jepperson, Livsey and Bradley, the benefit reflects the actual interest rates and mortality tables used in calculating their benefit as of their actual retirement date. The traditional pension plan was closed to employees hired on or after July 1, 2010. See footnote 2 to Pension Table and accompanying text for additional detail on the calculation of the Pension Plan and SERP benefits. The named executive officers' total compensation minus the amount reported under the change in pension value are as follows:

Name	2015 Total Compensation without Change in Pension Value ($)
Mr. Jibson	3,428,653
Mr. Hadlock	1,030,469
Mr. Jepperson	1,268,638
Mr. Wagstaff	1,088,250
Mr. Dunn	1,637,427
Mr. Livsey	888,398
Mr. Bradley	535,681
5 Column (i) for 2015 includes Company matching contributions and, for those individuals who do participate in the pension plan, non-elective contributions, to the named executive officer's account in the 401(k) Plan; payment upon the officer's election to sell accrued paid-time off (PTO) which is limited to 40 hours per calendar year; and a separation payment to Mr. Livsey on his June 1, 2015 retirement date. The 401(k) match and ability to sell accrued PTO are available to all employees:

Questar 2015 Form 10-K/A	29

Name	401(k) Employer Match and Non-elective contribution ($)	Paid Time-Off Sold ($)	Separation Payment ($)	Total ($)
Mr. Jibson	15,900			15,900
Mr. Hadlock	26,300			26,300
Mr. Jepperson	15,900	7,474		23,374
Mr. Wagstaff	15,900	7,229		23,129
Mr. Dunn	15,900			15,900
Mr. Livsey	15,900		350,000	365,900
Mr. Bradley	15,900			15,900

GRANTS OF PLAN-BASED AWARDS

This table shows the 2015 plan-based awards granted to the named executive officers. For non-equity and equity incentive plans, it outlines the ranges of possible awards. For stock awards, the table shows the number of shares granted and the grant date fair values of those awards.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards[2]			All Other Stock Awards: Number of Shares of Stock or Units[3] (#) (i)	Grant Date Fair Value of Stock & Option Awards[4] ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Ronald W. Jibson	Feb 18, 2015	20,625	825,000	1,650,000
	Feb 18, 2015				8,407	46,703	140,109		982,164
	Feb 18, 2015							31,135	760,005
Kevin W. Hadlock	Feb 18, 2015	5,878	235,100	470,200
	Feb 18, 2015				1,499	8,330	24,990		175,180
	Feb 18, 2015							8,330	203,335
Thomas C. Jepperson	Feb 18, 2015	6,316	252,637	505,274
	Feb 18, 2015				790	4,389	13,167		92,301
	Feb 18, 2015							13,166	321,382
Craig C. Wagstaff	Feb 18, 2015	6,108	244,334	488,668
	Feb 18, 2015				1,581	8,785	26,355		184,749
	Feb 18, 2015							8,785	214,442
Micheal G. Dunn	Apr 16, 2015	4,719	188,771	377,542
	Apr 16, 2015				3,038	16,878	50,634		321,188
	Apr 16, 2015							16,878	400,009
James R. Livsey	Feb 18, 2015	2,918	116,725	233,450
	Feb 18, 2015				429	2,385	7,155		50,157
	Feb 18, 2015							7,154	174,629
R. Allan Bradley	Feb 18, 2015	2,855	114,198	228,396
	Feb 18, 2015				421	2,340	7,020		49,210
	Feb 18, 2015							7,018	171,309

[1]
The amounts represent the annual incentive plan award opportunities granted in February 2015 to each named executive officer for the 2015 performance period. The target amount was based on the target percentage and base salaries as of March 1, 2015. Actual payments under these awards have already been determined and are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Messrs. Dunn, Livsey and Bradley received a pro-rated portion based on the months they were employed.

[2]
The values under these columns represent the number of performance shares granted to named executive officers in 2015. It shows potential threshold, target or maximum payout amounts granted for the three-year performance period from January 1, 2015, to December 31, 2017. The method to calculate actual payout amounts is described in more detail above under the Long-term Equity Incentive Awards of the CD&A. The grant date fair value of the target shares is included in the Stock Awards column of the 2015 Summary Compensation Table. For a discussion of the performance share awards for 2015, see the CD&A section above. Values reflect Messrs. Jepperson, Livsey, Bradley pro-rated performance shares due to retirement. If they had not retired the targets for Messrs. Jepperson, Livsey, Bradley would have been 13,166, 17,169 and 16,843 respectively.

[3]
This column represents RSU grants made in February 2015, which grants vest over a three-year period, starting approximately one year after the grant date, with one-third of the units vesting in each remaining year. Values reflect forfeitures of grants to Messrs. Livsey and Bradley due to their retirement. If they had not retired, the grants would have been 17,169 and 16,843 respectively.

[4]
The grant date fair value of stock awards is calculated in accordance with FASB ASC Topic 718. The assumptions used in determining grant date fair value of these awards are described in Note 11 to the consolidated financial statements included in Item 8 of Part II of Questar’s 2015 Form 10-K. This does not reflect the actual value a named executive officer may receive, which depends on meeting actual performance for the performance shares and market prices. There is no assurance that the amounts reflected will be realized.

Questar 2015 Form 10-K/A	30

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2015
The table below shows outstanding equity awards for the named executive officers as of December 31, 2015.

		Option Awards[1]				Stock Awards
Name (a)	Grant Date (b)	Number of Securities Underlying Unexercised Options Exercisable[2] (#) (c)	Number of Securities Underlying Unexercised Options Unexercisable (#) (d)	Option Exercise Price[3] ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested[4] (#) (g)	Market Value of Shares or Units of Stock that have not Vested[4] ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights that have not Vested[5] (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights that have not Vested[5] ($) (j)
Ronald W. Jibson	Feb 10, 2009	25,000		11.40	Mar 5, 2016
	Feb 9, 2010	12,000		13.10	Mar 5, 2017
	Feb 12, 2013					11,290	219,929
	Feb 11, 2014					20,904	407,210	47,034	916,222
	Feb 18, 2015					31,135	606,510	8,407	163,768
Kevin W. Hadlock	Feb 12, 2013					2,554	49,752
	Feb 11, 2014					5,522	107,569	8,284	161,372
	Feb 18, 2015					8,330	162,268	1,499	29,201
Thomas C. Jepperson	Feb 12, 2013					4,403	85,770
	Feb 11, 2014					8,814	171,697	13,166	256,474
	Feb 18, 2015					13,166	256,474	2,370	46,168
Craig C. Wagstaff	Feb 12, 2013					2,554	49,752
	Feb 11, 2014					5,880	114,542	8,821	171,833
	Feb 18, 2015					8,785	171,132	1,581	30,798
Micheal G. Dunn	Apr 16, 2015					16,878	328,783	3,038	59,180
James R Livsey	Feb 12, 2013
	Feb 11, 2014							8,142	158,606
	Feb 18, 2015							429	8,357
R. Allan Bradley	Feb 10, 2009	31,522		11.40	Mar 5, 2016
	Feb 9, 2010	15,540		13.10	Mar 5, 2017
	Feb 12, 2013					5,468	106,517
	Feb 11, 2014					11,275	219,637	7,987	155,587
	Feb 18, 2015					7,018	136,711	421	8,201

[1]
The outstanding options granted prior to July 1, 2010, do not reflect QEP Resources ("QEP") options obtained when Questar spun off QEP on June 30, 2010. In conjunction with the spinoff, all outstanding Questar stock options were adjusted into two separate awards -- one denominated in Questar stock and one in QEP stock. The number of QEP stock options was equal to the number of Questar stock options the officer would have received effective on spin date (i.e., a ratio of one share of QEP stock for every share of Questar stock). The adjustment preserved, but did not increase, the equity awards’ value.

[2]	Options granted are fully exercisable. No options were granted after 2010.

[3]
The disclosed exercise price is an adjusted price due to the spin-off of QEP. The original exercise price was $35.38 for options granted February 10, 2009 and $40.65 for options granted February 9, 2010.

[4]
Columns (g) and (h) reflect the number of shares of unvested RSUs that remain outstanding and corresponding market value based on Questar's common stock closing market price on December 31, 2015. These awards vest over three years in three equal installments starting on March 5 of the year following the grant year. The vesting of Mr. Jepperson's 26,383 unvested RSUs were accelerated and distributed upon his December 31, 2015 retirement. The vesting of Mr. Livsey's 24,116 unvested RSUs were accelerated and distributed on May 21, 2015 in conjunction with his retirement. The MPC amended Mr. Bradley's unvested RSUs in conjunction with his retirement to provide for continued vesting over the three years notwithstanding his retirement.

[5]
Columns (i) and (j) relate to performance shares granted in 2014 and 2015. These shares become earned and vested at the end of a three-year performance period from, respectively, January 1, 2014 - December 31, 2016, and January 1, 2015 - December 31, 2017. The

Questar 2015 Form 10-K/A	31

number of shares earned, if any, is subject to each officer's continued employment and the Company's total shareholder return compared to its peer group of companies at the end of each three-year performance period. The number of performance shares shown in column (i) are: for the 2014-2016 performance period, the target number of shares that may be earned if Questar's total shareholder return ranked eighth out of the 15 selected peers; and for the 2015-2017 performance period, the threshold number of shares that may be earned if the Company's total shareholder return ranked 12 out of the 15 selected peers, which is the lowest ranking for shares to be earned. The value shown in column (j) is the number of shares shown in column (i) times Questar's common stock closing price on December 31, 2015.

OPTION EXERCISES AND STOCK VESTED

The table below presents information about stock options exercised by named executive officers and any vesting of stock awards during the fiscal year ended December 31, 2015.

	Option Awards		Stock Awards[1]
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Ronald W. Jibson			48,367	1,147,125
Kevin W. Hadlock			10,776	254,876
Thomas C. Jepperson			18,295	432,828
Craig C. Wagstaff			10,955	259,042
James R Livsey			21,892	516,534
R. Allan Bradley	10,938	119,636	21,783	513,997

[1]
Represents the vesting of RSUs and the last tranche of restricted stock in 2015 and performance shares earned for the 2013-2015 performance period that vested on December 31, 2015, but were not paid until after February 16, 2016, when the MPC certified results and amounts earned. One-half of shares earned were paid in cash based on fair market value of Questar's stock on February 16, 2016. The following table details 2015 stock awards vested and value realized. The value realized equals market value on the vesting date multiplied by the number of shares (including shares for which awards were paid in cash).

	Restricted Stock/ RSUs Vested		Performance Shares Vested
Name (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Vesting ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Ronald W. Jibson	35,495	825,969	12,872	321,156
Kevin W. Hadlock	8,324	193,699	2,452	61,177
Thomas C. Jepperson	14,067	327,339	4,228	105,489
Craig C. Wagstaff	8,503	197,865	2,452	61,177
James R Livsey	17,662	410,995	4,230	105,539
R. Allan Bradley	17,553	408,458	4,230	105,539

RETIREMENT PLANS AND PENSION BENEFITS

401(k) Retirement Income Plan

Questar's 401(k) Retirement Income Plan (the "401(k) Plan") is a defined contribution retirement plan that allows employees to defer and contribute a portion of their compensation up to the IRS-imposed maximum annual deferral amount. The Company provides matching contributions on 100 percent of employee contributions up to six percent of participants' eligible compensation that is contributed. Effective January 1, 2014, Questar makes nonelective contributions to the 401(k) accounts of employees who are not eligible to participate in the Pension Plan. These contributions are made in the first quarter following the applicable plan year and are based on four percent of participants' eligible compensation. The first contributions were made in January, 2015. Employee deferrals and Company contributions are invested in mutual funds or other alternative investments, including the Questar stock fund, as directed by participants.

Questar 2015 Form 10-K/A	32

Retirement Plan

Questar's Retirement Plan (the "Pension Plan") is a defined benefit retirement plan. The Pension Plan was closed to new hires and rehires effective July 1, 2010. It is funded entirely by Company contributions based on regulatory requirements using actuarial calculations. The Pension Plan provides a basic annual benefit that is calculated by multiplying an employee's final average earnings by 1.3 percent and then multiplying this sum by the employee's years of service (to a 25-year maximum). The final average earnings number is defined as the average annual earnings (including annual incentive payments, but not long-term incentive payments) for three consecutive years with the highest earnings within the last 10 years of employment. This basic benefit is increased for each year of service exceeding 25 (multiplying final average earnings by 0.5 percent). A participant also may receive a permanent supplemental benefit that is calculated by multiplying the difference between the participant’s final average earnings and the "covered compensation" by a factor that varies by age. (The term "covered compensation" refers to the 35-year-average Social Security wage base tied to a participant's birth year). A participant vests in his or her benefit after five years of vesting service.

Participants who are employed by Questar until at least age 55 with 10 years of service may end their employment and begin "early retirement" with a reduction to their benefit by 0.2083 percent per month for each month it begins prior to age 62. These participants electing to take early retirement also receive a temporary supplement until age 62 that is tied to their years of service. Participants with vested benefits who terminate employment before age 55 or before having 10 years of credited service are considered "terminated vested'' participants. For terminations prior to December 31, 2014, these terminated vested participants could elect to begin their Pension Plan benefit as early as age 55, but such benefit was reduced by 0.5 percent per month prior to age 65. If the present value of the accrued benefit exceeds $5,000, benefits are paid as a monthly annuity for the life of the participant and a survivor annuity for the participant's spouse or beneficiary, if applicable. Effective for participants ending their employment on or after December 31, 2014, the Pension Plan allows these participants to elect a single lump-sum payment in lieu of a monthly annuity which is the present value actuarial equivalent of a single-life annuity.

The 401(k) Supplemental Plan and SERP

Federal tax laws limit the amount of a participant's annual compensation ($265,000 for 2015) used in determining qualified retirement plan benefits and the benefit amounts that can be paid to a plan participant. The 401(k) Supplemental Program of the Wrap Plan and SERP, nonqualified plans, were adopted to compensate officers affected by these limits. The 401(k) Supplemental Program allows participants to defer up to six percent of their compensation in excess of the federal tax limit and receive Company matching contributions on this deferral as if it had been contributed to the 401(k) Plan absent these limits (see the Nonqualified Deferred Compensation Table and corresponding notes for more 401(k) Supplemental Program discussion). Effective January 1, 2014, this includes non-elective contributions to officers not eligible for the Pension Plan on earnings above the compensation limit.

The SERP provides retirement benefits equal to the difference between Pension Plan benefits and the benefits that would be payable under such plan if annual compensation limits did not apply, and if the participant had not voluntarily chosen to defer compensation under Questar's Wrap Plan. Accrued SERP benefits as of December 31, 2004, were grandfathered under SERP provisions existing prior to January 1, 2005, which allowed for payment of a monthly annuity, lump-sum payment, or limited annual installments beginning on or within five years of the participant’s retirement date. Distributions of SERP benefits that accrued on or after January 1, 2005, are made in lump-sum cash payments or limited annual installments on a date elected by the participant on or after the participant’s termination, death or disability, but no earlier than age 55.

Questar 2015 Form 10-K/A	33

PENSION BENEFITS

The following table shows pension benefits of named executive officers under the Pension Plan and SERP as of December 31, 2015.

Name (a)	Plan (b)	Number of Years Credited Service[1] (#) (c)	Present Value of Accumulated Benefit[2] ($) (d)	Payments During Last Fiscal Year[3] ($) (e)
Ronald W. Jibson[4]	Pension Plan	35.19	1,732,500
	SERP	35.19	12,612,854
Kevin W. Hadlock[5]	Pension Plan
	SERP
Thomas C. Jepperson[4]	Pension Plan	27.76	1,581,511
	SERP	27.76	3,640,918
Craig C. Wagstaff	Pension Plan	32.00	1,040,830
	SERP	32.00	2,218,486
Micheal G. Dunn[5]	Pension Plan
	SERP
James R. Livsey[4]	Pension Plan	30.19	1,712,335	38,992
	SERP	30.19	4,714,286	1,064,094
R. Allan Bradley	Pension Plan	10.95	667,987	667,987
	SERP	10.95	1,852,157

[1]
The years of credited service for the named executives to the extent they are not age 55 assumes they were eligible for early retirement as of December 31, 2015. A full year of credit is given in a participant's last year of service when a participant is eligible for early retirement (age 55 with 10 years of service) and has worked 1,000 hours with a participating company.

[2]
Except for Messrs. Jepperson, Livsey and Bradley, the present value of accumulated benefit calculation is based on an assumed retirement date at the later of: age 62 (the earliest age a Pension Plan participant may retire without a benefit reduction due to age) or January 1, 2016. The calculation above, as well as the calculation for the change in pension value and nonqualified deferred compensation earnings in the Summary Compensation Table, also uses the following year-end financial disclosure assumptions:

•	Marital status: 80% married with spouses three years younger than executives

•	Form of Payment

◦	Pension: Married – 60 percent electing lump sum; 40 percent electing 50% Joint & Survivor (J&S) annuity
Single – 60 percent electing lump sum, 40% electing single life annuity

◦	SERP: Lump sum

•	Discount rate

◦	Pension: 4.50 percent as of 1/1/2016 and 4.10 percent as of 1/1/2015

◦	SERP: 3.10 percent as of 1/1/2016 and 2.90 percent as of 1/1/2015

•
Post-normal retirement age (NRA) mortality: RP-2015 Annuitant table, using Scale MP-2015 with generational projection as of 1/1/2016 and RP-2014 Annuitant table, using Scale MP-2014 with generational projections as of 1/1/2015. No post retirement mortality was used for the SERP.

•	Lump sum conversion at January 1, 2016

◦	Pension: 2016 PPA Uniform Combined Optional Mortality Table and 4.50%

◦	SERP: 1983 Group Annuity Mortality Table and 3.60%
For Messrs. Jepperson, Livsey and Bradley, the present value of accumulated benefit calculation is based on actual values used.

[3]	Payments of the pension plan and SERP benefits to Mr. Livsey and Bradley were made pursuant to their elections subject to any delay as specified under Code Section 409A.

[3]
Messrs. Jibson, Jepperson and Livsey also have a supplemental retirement benefit provided when Questar changed its vacation policy on January 1, 1997. Benefits were calculated by multiplying their December 31, 1996, base salaries by hours accrued under the service-date vacation schedule in place prior to the change. These benefits are frozen and include $354 for Mr. Jibson, $1,616 for Mr. Jepperson and $3,006 for Mr. Livsey.

[4]	Messrs. Hadlock and Dunn are not eligible to participate in the Pension Plan or SERP as they were hired after the Pension Plan closed on July 1, 2010.

Questar 2015 Form 10-K/A	34

NONQUALIFIED DEFERRED COMPENSATION

The following table shows details of the named executive officers' participation in the Company's deferred compensation plans.

Name (a)	Executive Contributions in Last FY1 ($) (b)	Registrant Contributions in Last FY2 ($) (c)	Aggregate Earnings in Last FY3 ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Ronald W. Jibson	97,128	97,128	38,034		948,931
Kevin W. Hadlock	25,907	44,640	8,231		216,496
Thomas C. Jepperson	346,551	22,802	61,217		1,547,832
Craig C. Wagstaff	104,495	26,196	13,335		638,279
Micheal Dunn	500	500			1,008
James R Livsey	19,588	19,588	16,622	388,281
R. Allan Bradley	19,347	19,347	45,424	619,033	458,631

[1]
The named executives automatically participate in the 401(k) Supplemental Program when their compensation exceeds the compensation cap ($265,000 in 2015) and they can no longer make 401(k) Plan deferrals. Amounts reported also include amounts voluntarily deferred under the Deferred Compensation Program, which are also included in the Summary Compensation Table in the Salary column (for 2015) and the Non-Equity Incentive Plan Compensation column (for 2014).

[2]	The amounts reported include employer match under the 401(k) Supplemental Program and under the Deferred Compensation Program. n

[3]	Aggregate earnings are not included in the Summary Compensation Table because they do not include above-market or preferential earnings.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

General Provisions

No executive officer has an employment contract. Therefore, any payments on termination would be calculated pursuant to plans described in the CD&A and terms of the equity award agreements. For termination due to any reason, an executive officer would receive payment for any earned but unpaid salary and accrued time-off benefits, and other fully vested benefits to which he is already entitled or must be provided by law.

Actual and Potential Payments to Named Executive Officers who Retired in 2015

The table below sets forth actual amounts paid and potential benefits payable to Mr. Jepperson, who retired effective January 1, 2016, and Messrs. Bradley and Livsey, who both retired effective June 1, 2015, in connection with their termination of employment due to retirement.

Name	Non-equity Incentive Plan Payments[1] ($)	RSUs[2] ($)	Performance Shares[3] ($)	Separation Payment ($)	Total ($)
Thomas C. Jepperson	260,216	513,941	269,448		1,043,605
James R. Livsey	120,227	547,433	249,369	$350,000	1,267,029
R. Allan Bradley	125,618	539,375	246,192		911,185

[1]
The Non-Equity Incentive Plan values are the same as those shown in the Summary Compensation Table. Upon their retirement, the annual incentive plan provides that the executive officers, similar to any employee, are eligible to receive a pro-rated payout from the annual incentive plan based on the number of months the executive was employed during the applicable year.

[2]
Mr. Jepperson’s RSUs were amended to provide for full vesting of the RSUs on the date of his retirement. Mr. Bradley’s RSUs were amended so that the RSUs will continue to vest following his retirement on the dates specified in the original award agreements, except that continued vesting only applies to a portion of the RSUs granted in 2015 (representing the portion of 2015 he was employed). Mr. Livsey’s RSUs were amended to provide for full vesting of the RSUs on May 21, 2015, except that accelerated vested applied to only a

Questar 2015 Form 10-K/A	35

pro-rated portion of the RSUs granted in 2015 (representing the portion of 2015 he was employed). The amounts in the table reflect the value of Questar stock underlying the accelerated, and for Bradley, the continued vesting of, RSUs as of the close of business the day immediately prior to the executive’s retirement date.

[3]
Under the performance share award agreements, in the event of termination of employment due to retirement, a participant will receive a prorated portion of the performance shares that he would otherwise have received for the performance period based on the portion of the performance period worked; provided that the participant is employed for at least 12 months of the performance period unless otherwise approved by the MPC. Payments are calculated and made at the end of the performance period at the same time that payments are made to other participants. Amounts in the table reflect the value of (a) the number of performance shares actually earned for the 2013-2015 performance period; (b) the target number of pro-rated shares for the 2014-2016 performance period; and (3) the threshold number of pro-rated shares for the 2015-2017 performance period. Amounts for the performance shares represent the value of Questar's stock as of December 31, 2015. The amounts included do not reflect actual payouts for the 2014-2016 and 2015-2017 performance periods, which will be determined at the end of the applicable performance period, and may be higher or lower than amounts set forth in the table.

Potential Payments upon Termination due to Retirement, Death or Disability

The table below shows other potential payments to named executive officers as of December 31, 2015, if their termination was due to retirement, death or disability. If their employment ends for any of these reasons, they (or their beneficiaries) receive a prorated AMIP and performance share award when the performance period ends based on length of service during the performance period.

Name	Termination Due to Retirement			Termination Due to Death or Disability
	Non-Equity Incentive Plan Payments[1] ($)	Performance Shares[2] ($)	Total ($)	Non-Equity Incentive Plan Payments[1] ($)	Performance Shares[2] ($)	Accelerated RSUs[3] ($)	Total ($)
Ronald W. Jibson	849,750	1,033,398	1,883,148	849,750	1,033,398	1,233,649	3,116,797
Kevin W. Hadlock			—	235,100	177,036	319,589	731,725
Craig C. Wagstaff	291,857	184,541	476,398	291,857	184,541	335,426	811,824
Micheal G. Dunn			—	209,913	19,727	328,783	558,423

[1]
The Non-Equity Incentive Plan values for Messrs. Jibson and Wagstaff are the same as those shown in the Summary Compensation Table. Messrs. Hadlock and Dunn do not have the requisite 10 years of service to receive payments under AMIP or performance shares due to “retirement.”

[2]
Performance Shares values represent the number of performance shares earned for the 2013-2015 performance period; target number of pro-rated shares for the 2014-2016 performance period; and the threshold amount of pro-rated shares for the 2015-2017 performance period. The prorated amount is determined based on the number of months of the performance period the executive was employed. Executives do not receive pro-rated amounts unless they have been employed for at least 12 months of the performance period, unless otherwise approved by the MPC. The pro-rated amounts do not reflect actual payouts which would be determined at the end of the performance period. Amounts for the performance shares represent the value of Questar's stock as of December 31, 2015. Messrs. Hadlock and Dunn are not eligible for retirement benefits under the performance shares.

[3]	Reflects the acceleration of unvested RSUs multiplied by Questar's stock price on December 31, 2015.

[4]
The amount reported under the Non-Equity Incentive Plan Payments for Mr. Wagstaff includes amounts deferred under the Deferred Compensation Wrap Plan. The deferred amount will be paid following termination pursuant to prior plan elections.

Potential Payments upon Termination Following a Change in Control

Executive Severance Compensation Plan - Under Questar’s Executive Severance Compensation Plan, a “double trigger” plan, participants receive certain severance benefits if a participant's employment is terminated within three years following a change in control. These benefits apply if the termination is initiated by the employer for any reason other than for "cause," death or disability, or by the participant for "good reason." This plan provides the following severance benefits to named executive officers:

•	a cash payment equal to three times the participant's annual base salary and the target annual incentive payment;

•	a cash payment of the prorated target amount under the annual incentive plan;

Questar 2015 Form 10-K/A	36

•
a cash payment representing the difference between the net present value of the Pension Plan and SERP benefits calculated at termination (retirement benefit) and the retirement benefit with two added years of credited service; and

•	continued medical and dental insurance coverage, basic and supplemental life insurance, accidental death or dismemberment and disability coverage for 24 months after termination.

Prior to 2015, the plan also provided for the vesting in full of any equity prior to a change in control. The Board amended the plan in February, 2015 to provide that the treatment of any equity awards shall be generally governed by the terms of the applicable award agreement. Agreements for equity awards granted in February 2015 provide that accelerated vesting occurs only on a qualifying termination following a change in control, or if a successor entity fails to assume the awards.

The plan does not contain a gross-up provision for excise taxes incurred under Code Section 280G. However, if it is determined that total payments made (as well as any benefit provided) would be subject to excise tax imposed by Code Section 4999, then payments are reduced to provide the executive the largest payment on a “net after-tax" basis.

The Plan identifies a change in control of the Company as:

•
any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the beneficial owner (as such term is used in Rule 13d-3 under the Exchange Act) of securities of the Company representing 25 percent or more of the combined voting power of the Company;

•
the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, as of October 26, 2010, constitute the Company’s Board of Directors and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s shareholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on October 26, 2010, or whose appointment, election or nomination for election was previously so approved or recommended;

•
the consummation of a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 60 percent of the combined voting power of the securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25 percent or more of the combined voting power of the Company’s then outstanding securities; or

•
the Company’s shareholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 60 percent of the combined voting power of the voting securities of which are owned by the shareholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

The following table shows plan payments to named executive officers who did not retire on or before December 31, 2015 if their employment was terminated due to a change in control on December 31, 2015, triggering severance benefits:

	Severance (3 X (base + annual incentive))	Prorated annual incentive payment	RSU payment[1,3]	Performance share payment[2,3]	Enhanced retirement payment	Welfare benefit payment	Aggregate payments[4]
Ronald W. Jibson	4,950,000	825,000	1,233,649	699,683	280,515	57,484	8,046,331
Kevin W. Hadlock	1,880,802	235,100	319,589	126,834	—	41,637	2,603,962
Craig C. Wagstaff	1,860,699	244,334	335,426	131,958	75,403	47,812	2,695,632
Micheal G. Dunn	2,029,500	266,500	328,783	—	—	32,965	2,657,748

[1]
These are the same accelerated equity amounts disclosed on the Termination Due to Death or Disability table above. RSUs granted prior to 2015 are included in these amounts and have a "single trigger" under which vesting would occur upon a change in control even if the executive's employment did not terminate.

Questar 2015 Form 10-K/A	37

[2]
Upon a change in control, a participant becomes fully vested in the shares earned and the outstanding performance period(s) end on the change-in-control date. The number of performance shares earned on that date is determined using the metrics outlined in the award agreement(s) applied to the shortened performance period(s). The disclosed amount reflects actual payout (32 percent of target) for the 2013-2015 performance period; 49 percent of target for the 2014-2016 performance period; and 0 percent of target for the 2015-2017 performance period.

[3]	Share values are based on Questar's stock price on December 31, 2015.

[4]	Amounts are subject to reduction if the participant would be better off on a "net-after-tax basis."
Other payments following a Change in Control - In addition to severance plan payments, named executive officers also would receive on a change in control, payment of their compensation deferred under the Deferred Compensation Wrap Plan and the payment of any SERP benefits.

Treatment of Compensation Plans upon Effectiveness of Dominion Merger

For additional information regarding the Dominion Merger and its effect on our compensation arrangements and programs, please see our Proxy Statement related to the Merger, which we filed with the SEC on April 5, 2016. Set forth below is a summary of how outstanding equity awards and certain executive compensation plans will be treated upon the consummation of the Dominion Merger:

•
each restricted stock unit award of the Company granted under the Company’s equity incentive plans will become vested and will be canceled at the effective time in exchange for a cash payment equal to the number of shares of Company common stock subject to such award multiplied by the merger consideration;

•
each restricted share of the Company granted under the Company’s equity incentive plans will become vested and will be canceled at the effective time in exchange for a cash payment equal to the merger consideration;

•
each performance share award of the Company granted under the Company’s equity incentive plans (including any performance share award with respect to which the applicable performance period has ended, but which performance share award has not been settled) will become vested and will be canceled at the effective time in exchange for a cash payment equal to the number of shares of Company common stock subject to such award (based on the greater of the target number of shares of Company common stock subject to such performance share award or the actual number of shares of Company common stock issuable with respect to such performance share award based on actual performance) multiplied by the merger consideration;

•
if any performance share award that is outstanding and unvested as of the execution of the merger agreement becomes vested and settled prior to the effective time then, immediately prior to the effective time, the holder of the award will be issued a number of shares of Company common stock, if any, equal to the excess of (i) the number of shares of Company common stock that would have vested and been settled if the applicable performance goals or targets had been achieved at the target level, over (ii) the actual number of shares of Company common stock that vested and were settled in respect of such performance share award;

•
each stock option of the Company granted under the Company’s equity incentive plans will become vested and will be canceled at the effective time for a cash payment equal to (i) the excess, if any, of the merger consideration over the exercise price per share of Company common stock subject to such stock option, multiplied by (ii) the number of shares of Company common stock subject to such stock option;

•
each other right of any kind, contingent or accrued, to acquire or receive Company common stock or benefits measured by the value of Company common stock and each award of any kind consisting of shares of Company common stock (other than restricted stock units, restricted shares, performance share awards and stock options that may be held, awarded, outstanding, payable or reserved for issuance under the Company's equity incentive plans and any other Company employee benefit plans or arrangements (collective, the "Company Award") will become vested and will be converted at the effective time into an obligation to pay, at the time specified in the Company’s applicable equity incentive plan or other employee benefit plan or arrangement, an amount in cash equal to the number of shares of Company common stock subject to such Company Award immediately prior to the effective time multiplied by the merger consideration (with amounts in respect of Company Awards payable or distributable in accordance with the terms of the agreement, plan or arrangement relating to the Company Award (or, if earlier, on the death of the executive officer holding such Company Award)) and, prior to the time of distribution, the amount will be permitted to be deemed invested in a permitted investment option under the applicable agreement, plan or arrangement;

•
executive officers will receive, to the extent the effective time occurs during 2016 (or after 2016, but prior to payment of cash bonuses related to 2016), cash bonuses under the Company’s annual cash incentive plans, which we refer to as the “Incentive Plans,” (based on the greater of target performance or actual performance) and, to the extent the effective time occurs during 2017, prorated cash bonuses under the Incentive Plans at the effective time (based on target performance);

Questar 2015 Form 10-K/A	38

•
executive officers will be eligible to receive certain severance payments and benefits under the Company’s Executive Severance Compensation Plan, which we refer to as the “Severance Plan,” upon certain types of terminations of employment that occur at any time prior to the third anniversary of the effective time;

•
account balances under the Company’s Deferred Compensation Wrap Plan (which include Company Awards) will be subject to accelerated distribution at the effective time and account balances under the Company’s Supplemental Executive Retirement Plan, which we refer to as the “SERP,” will be subject to accelerated vesting at the effective time, as well as distribution upon a subsequent separation from service (as defined in the SERP) within 24 months after the effective time; and

•	account balances (which include Company Awards) and deferred RSUs under the Company’s director deferred compensation plan will be subject to accelerated vesting and distribution at the effective time.

At a Special Meeting of Shareholders scheduled to be held on May 12, 2016, Questar’s shareholders will consider an advisory proposal to approve the compensation that may be paid or may become payable to the named executive officers in connection with, or following, the consummation of the Dominion Merger.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table lists Company shares beneficially owned by each director, named executive officer and all directors and executive officers as a group as of March 1, 2016. Each person has sole voting and investment power over the shares shown in the table except as noted.

Name	Number of Shares Owned[1,2]	Right to Acquire[3]	Total Shares Beneficially Owned[4]
Teresa Beck	19,927		19,927
R. Allan Bradley[5]	23,584	47,062	70,646
Laurence M. Downes	14,065		14,065
Micheal G. Dunn	3,888		3,888
Kevin W. Hadlock	28,902		28,902
Christopher A. Helms	8,838		8,838
Thomas C. Jepperson[5]	10,132		10,132
Ronald W. Jibson[6]	214,961		214,961
James R. Livsey[5]	2,817		2,817
James T. McManus, II	1,764		1,764
Rebecca Ranich	1,882		1,882
Harris H. Simmons	128,380		128,380
Craig Wagstaff	56,752		56,752
Bruce A. Williamson	28,000		28,000
All directors and executive officers (19 individuals including those listed above)	696,226	47,062	743,288

[1]
Questar's executive officers have shares of Company stock held for their accounts in the Questar Corporation 401(k) Retirement Income Plan, the Company's defined-contribution retirement plan, as follows: Mr. Dunn 3,888; Mr. Jibson 43,609; Mr. Livsey 6; and Mr. Wagstaff 20,662.

2    The shares reported do not include unvested RSUs that do not have any voting or investment power; or Deferred RSUs or phantom shares held through the deferred compensation plans available to Questar's directors and officers. The RSUs, Deferred RSUs and phantom shares

Questar 2015 Form 10-K/A	39

held by directors and executives as of March 1, 2016, are:

Name	Unvested RSUs	Deferred RSUs	Phantom Shares
Teresa Beck		12,834	134,151
Laurence M. Downes		12,834	25,568
Micheal G. Dunn	32,911		132
Kevin W. Hadlock	24,557		11,961
Christopher A. Helms	8,106
Thomas C. Jepperson			77,382
Ronald W. Jibson	93,790		52,188
James T. McManus, II	8,106
Rebecca Ranich		12,834	3,756
Harris H. Simmons		12,834	321,914
Craig Wagstaff	26,238		17,433
Bruce A. Williamson		12,834	113,982
All directors and executive officers	292,120	64,169	791,178

[3]	Shares that can be acquired by exercising stock options on or within 60 days after March 1, 2016.

[4]
No individual director or executive officer beneficially owned more than one percent of the shares outstanding as of March 1, 2016. The total shares beneficially owned by all directors and executive officers as a group equals 0.42 percent of the outstanding shares. The beneficial ownership percentage is calculated according to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

[5]	Mr. Jepperson retired from the Company effective January 1, 2016; Messrs. Bradley and Livsey retired from the Company effective June 1, 2015.

[6]
Includes 37,145 shares held indirectly by Mr. Jibson in a family trust. Mr. Jibson also is the Chairman of the Board of Trustees of the Questar Corporation Education Foundation, the Questar Corporation Arts Foundation, and the Questar Corporation Native American Scholarship Foundation, three nonprofit corporations that own a total of 144,255 shares as of March 1, 2016. As Chairman of these foundations, Mr. Jibson has voting power for these shares, but disclaims any beneficial ownership. These shares are not included in the total opposite his name.

SECURITY OWNERSHIP OF PRINCIPAL HOLDERS

The following table lists each person or entity known by the Company to be the beneficial owner of more than 5% of the Company common stock as of March 1, 2016 (based on 175,189,528 shares of Company common stock outstanding as of March 1, 2016).

Name and Address of Beneficial Owner	Shares and Nature of Beneficial Ownership	Percent of Class
JPMorgan Chase & Co.[1] 270 Park Ave. New York, NY 10017	17,410,745	9.90%
State Street Corporation[2] One Lincoln St. Boston, MA 02111	16,340,085	9.40%
BlackRock Inc.[3] 55 East 52nd Street New York, NY 10022	16,324,158	9.30%
Parnassus Investments[4] 1 Market Street, #1600 San Francisco, CA 94105	13,700,699	7.83%
Vanguard Group Inc.[5] 100 Vanguard Blvd. Malvern, PA 19355	12,659,054	7.24%

[1]
As reported on Schedule 13G/A filed with the SEC on January 21, 2016. The filing indicates that JPMorgan Chase & Co. held sole voting power of 16,551,209 shares, shared voting power of 4,749 shares, sole dispositive power of 17,398,260 shares and shared dispositive power of 12,485 shares.

Questar 2015 Form 10-K/A	40

[2]
As reported on Schedule 13G/A filed with the SEC on February 12, 2016. The filing indicates that State Street Corporation held shared voting power and shared dispositive power of all the referenced shares.

[3]
As reported on Schedule 13G/A filed with the SEC on January 27, 2016. The filing indicates that BlackRock Inc. held sole voting power of 15,136,471 shares and sole dispositive power of all the referenced shares.

[4]
As reported on Schedule 13G/A filed with the SEC on February 12, 2016. The filing indicates that Parnassus Investments held sole voting power and sole dispositive power of all of the referenced shares.

[6]
As reported on Schedule 13G/A filed with the SEC on February 10, 2016 The filing indicates that of the referenced shares, Vanguard Group Inc. held sole voting power of 139,733 shares, shared voting power of 8,800 shares and dispositive power of 123,533 shares and shared dispositive power of 102,233 shares.

Equity Compensation Plan Information

The following information is accurate as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	321,488	$12.95	5,940,708
Equity compensation plans not approved by security holders	—	—	—
Total	321,488	$12.95	5,940,708

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

INDEPENDENCE AND RELATED-PERSON TRANSACTIONS

Director Independence

The Board affirmatively determined that all Company directors, with the exception of Mr. Jibson, are independent as defined by the NYSE. The criteria used to determine independence are listed in Questar's Corporate Governance Guidelines which are available on Questar’s website at http://investor.shareholder.com/questarcorp/documentdisplay.cfm?DocumentID=3883. The Company determined that a director can be considered independent even if he or she has a relationship with a company or other entity that purchases natural gas from Questar Gas at regulated rates. The Board determines director independence by considering the director's responses to questionnaires and other information from internal records.

Related-Person Transactions

The Board has adopted a written related-person transaction policy for the purpose of identifying potential conflicts of interest arising out of financial transactions, arrangements and relations between Questar and any related person. Under our guidelines, a related person is a director, executive officer, director nominee, beneficial owner of more than 5% of Questar's common stock or any immediate family member of one of the foregoing persons. A related party transaction is any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in excess of $120,000 in which Questar is a party and in which a related person has or will have a direct or indirect material interest.

In determining whether a related-person transaction is material, information will be considered material if, in light of all the circumstances, there is a substantial likelihood a reasonable investor would consider the information important in deciding whether to buy, sell or vote shares of Company stock. The importance of the person having the interest, the relationship of the parties to the transaction with each other and the amount involved are among the factors considered in determining the significance of the information to investors.

The Finance and Audit Committee has reviewed certain categories of transactions and determined that these transactions will not result in a material interest ("pre-approved transactions"). The categories of pre-approved transactions include, among other items, ordinary course transactions with an entity for which a related person serves as an employee or director if such

Questar 2015 Form 10-K/A	41

transaction does not exceed the greater of $1 million or 2% of that company's gross revenues; charitable contributions that are less than the greater of $500,000 or 2% of the charitable organization's annual receipts; Questar's employment of an executive officer's family member so long as such executive officer does not participate in decisions regarding the hiring, performance evaluation or compensation of the family member; and payments under the Company's employee benefit plans and other programs that are available generally to the Company's employees.

Questar collects information about potential related party transactions in our annual questionnaires completed by directors and executive officers. Questar also requires executive officers and directors to report to the Corporate Secretary any event or anticipated event that may qualify as a related-person transaction under Item 404(b) of Regulation S-K. If a report or questionnaire shows a potential related-person transaction, it is investigated and reported to the Board's Finance and Audit Committee. The Board’s Finance and Audit Committee reviews such transactions to determine if they conflict with Questar’s best interests, impact a director’s independence or conflict with the Business Ethics and Compliance Policy. If a related-person transaction is completed, the Finance and Audit Committee determines if it requires rescission of the transaction, disciplinary action or reevaluation of a director’s independence.

Other than as disclosed below, since January 1, 2015, there have been no related party transactions that were required either to be approved or ratified under Questar's related-person transaction policy or reported under the SEC's related party transaction rules.

During 2015, Paul Jibson, the son of Chairman, CEO and President, Ronald W. Jibson, was employed by the Company as the Manager of Joint Operations and Regulatory Affairs. Mr. Paul Jibson received compensation of approximately $128,000 consisting of salary and annual incentive payout. He also received 1,639 restricted stock units and also received a relocation allowance. His compensation and benefits are consistent with the Company's overall compensation principles based on his years of experience, performance and position within Questar.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditor Fees

Ernst & Young LLP ("EY") billed the Company the listed fees for services performed during each year:

	2015[1]	2014[2]
Audit Fees	$1,739,000	$1,590,352
Audit-Related Fees	$0	$9,995
Tax Fees	$0	$0
All Other Fees	$124,442	$0
Total	$1,863,442	$1,600,347

1    Includes $150,902 of estimated financial audit fees.
2    2014 was restated to reflect the difference between estimates and actual payments for audit fees of $-2,594.
Audit fees, including expenses, relate to EY's fiscal-year audit and interim reviews of the annual financial statements of the Company and its reporting subsidiaries. This category also includes fees for audits provided in connection with statutory filings, including consents and review of documents filed with the SEC. Audit fees also include charges related to compliance with the Sarbanes-Oxley Act of 2002.
Audit-related fees are billed for assurance and related services by EY that are reasonably related to the performance of the audit or review of the Company's financial statements, consultations concerning Generally Accepted Accounting Principles, and evaluations of the impact of new requirements mandated by Congress, the SEC, and the Financial Accounting Standards Board.
In the fiscal years ended December 31, 2015 and 2014, the Finance and Audit Committee pre-approved all fees described above.
Finance and Audit Committee Pre-Approval Policies and Procedures

Our Finance and Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by EY. These procedures include reviewing fee estimates for audit services and permitted recurring non-audit services and authorizing the Company to execute letter agreements setting forth such fees. Finance and Audit Committee approval is required for any services to be performed by EY that are not specified in the letter agreements. The Finance and Audit Committee has delegated approval authority to its chair, but any exercises of such authority are reported to the Finance and Audit Committee at its next meeting.

Questar 2015 Form 10-K/A	42

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2016.

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

By:	/s/ Craig C. Wagstaff
Craig C. Wagstaff President and Director (Principal Executive Officer) Questar Gas

Questar 2015 Form 10-K/A	43

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Questar Corporation and in the capacities and on the date indicated.

*Ronald W. Jibson	Chairman, President and Chief Executive Officer Director
*Teresa Beck	Director
*Laurence M. Downes	Director
*Christopher A. Helms	Director
*James T. McManus II	Director
*Rebecca Ranich	Director
*Harris H. Simmons	Director
*Bruce A. Williamson	Director

April 28, 2016	*/s/ Kevin W. Hadlock
Kevin W. Hadlock, Attorney in Fact

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit No.	Description

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar 2015 Form 10-K/A	44