Form 10-Q
period 2016-03-31
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2016-04-28
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of March 31, 2016.

Questar Corporation	without par value	175,397,041
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Questar 2016 Form 10-Q	2

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$407.9	$374.8	$950.7	$939.4
Wexpro	3.5	6.3	20.1	29.6
Questar Pipeline	43.0	46.8	184.1	189.0
Other	1.9	0.7	7.7	3.0
Total Revenues	456.3	428.6	1,162.6	1,161.0

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	158.5	131.8	201.9	169.9
Operating and maintenance	50.4	52.3	179.7	189.6
General and administrative	29.6	29.4	109.2	121.8
Pension settlement costs	—	—	16.7	—
Merger and restructuring costs	14.6	—	14.6	—
Production and other taxes	11.7	13.8	49.2	62.1
Depreciation, depletion and amortization	55.9	54.3	217.6	212.7
Abandonment and impairment	0.2	—	12.7	2.0
Total Operating Expenses	320.9	281.6	801.6	758.1
Net gain from asset sales	0.3	—	2.1	1.2
OPERATING INCOME	135.7	147.0	363.1	404.1
Interest and other income	1.0	1.4	3.8	6.2
Income from unconsolidated affiliate	1.0	0.9	3.8	3.5
Interest expense	(15.8)	(15.9)	(62.9)	(63.2)
INCOME BEFORE INCOME TAXES	121.9	133.4	307.8	350.6
Income taxes	(43.4)	(48.8)	(105.2)	(124.6)
NET INCOME	$78.5	$84.6	$202.6	$226.0

Earnings Per Common Share
Basic	$0.45	$0.48	$1.15	$1.29
Diluted	0.45	0.48	1.15	1.28
Weighted-average common shares outstanding
Used in basic calculation	175.8	176.2	175.9	176.0
Used in diluted calculation	176.1	176.5	176.1	176.3
Dividends per common share	$0.22	$0.21	$0.85	$0.78

See notes accompanying the financial statements

Questar 2016 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Net income	$78.5	$84.6	$202.6	$226.0
Other comprehensive income (loss):
Pension and other postretirement benefits	4.0	6.0	23.6	(95.2)
Interest rate cash flow hedge amortization	0.2	0.2	0.6	0.5
Commodity cash flow hedge	(0.2)	—	(0.4)	—
Income taxes	(1.6)	(2.4)	(9.2)	36.3
Net other comprehensive income (loss)	2.4	3.8	14.6	(58.4)
COMPREHENSIVE INCOME	$80.9	$88.4	$217.2	$167.6

See notes accompanying the financial statements

Questar 2016 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	March 31, 2015	Dec. 31, 2015
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.4	$4.8	$25.0
Accounts receivable, net	107.1	104.5	168.0
Unbilled gas accounts receivable	58.7	41.5	91.3
Gas stored underground	9.6	12.4	45.1
Materials and supplies	30.1	28.7	28.4
Current regulatory assets	20.3	43.0	70.0
Prepaid expenses and other	8.4	8.7	12.3
Total Current Assets	234.6	243.6	440.1
Property, Plant and Equipment	6,240.9	6,033.1	6,182.0
Accumulated depreciation, depletion and amortization	(2,380.4)	(2,277.2)	(2,333.3)
Net Property, Plant and Equipment	3,860.5	3,755.9	3,848.7
Investment in unconsolidated affiliate	23.7	24.5	23.9
Noncurrent regulatory assets	14.4	17.3	9.3
Other noncurrent assets	46.0	43.4	44.2
TOTAL ASSETS	$4,179.2	$4,084.7	$4,366.2

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$458.5	$214.0	$457.6
Accounts payable and accrued expenses	177.2	200.5	224.8
Current regulatory liabilities	63.6	5.2	6.4
Current portion of long-term debt and capital lease obligation	1.2	277.4	251.3
Total Current Liabilities	700.5	697.1	940.1
Long-term debt and capital lease obligation, less current portion	992.7	992.5	992.6
Deferred income taxes	776.0	708.4	779.5
Asset retirement obligations	70.5	75.0	67.6
Defined benefit pension plan and other postretirement benefits	117.3	155.7	123.0
Noncurrent regulatory liabilities	82.1	72.5	75.6
Customer contributions in aid of construction	23.4	28.0	23.7
Other noncurrent liabilities	56.0	57.2	49.0

COMMON SHAREHOLDERS' EQUITY
Common stock	472.4	477.6	469.0
Retained earnings	1,071.2	1,018.2	1,031.4
Accumulated other comprehensive (loss)	(182.9)	(197.5)	(185.3)
Total Common Shareholders' Equity	1,360.7	1,298.3	1,315.1
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,179.2	$4,084.7	$4,366.2
See notes accompanying the financial statements

Questar 2016 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended
	March 31,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$78.5	$84.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58.4	56.2
Deferred income taxes	(5.1)	(3.8)
Abandonment and impairment	0.2	—
Share-based compensation	2.7	3.2
Net (gain) from asset sales	(0.3)	—
(Income) from unconsolidated affiliate	(1.0)	(0.9)
Distributions from unconsolidated affiliate and other	1.5	1.5
Changes in operating assets and liabilities	198.1	82.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	333.0	223.4

INVESTING ACTIVITIES
Property, plant and equipment purchased	(68.5)	(66.1)
Questar Gas acquisition of gas distribution system	—	(11.4)
Cash used in disposition of assets	(0.9)	(0.6)
Proceeds from disposition of assets	0.3	0.2
NET CASH USED IN INVESTING ACTIVITIES	(69.1)	(77.9)

FINANCING ACTIVITIES
Common stock issued	3.5	1.3
Common stock repurchased	(2.8)	(3.6)
Change in short-term debt	0.9	(133.0)
Long-term debt repaid	(250.0)	—
Capital lease obligation repaid	(0.3)	(0.3)
Revolver issuance costs paid	(1.2)	—
Dividends paid	(38.7)	(37.1)
Tax benefits from share-based compensation	0.1	—
NET CASH USED IN FINANCING ACTIVITIES	(288.5)	(172.7)
Change in cash and cash equivalents	(24.6)	(27.2)
Beginning cash and cash equivalents	25.0	32.0
Ending cash and cash equivalents	$0.4	$4.8

See notes accompanying the financial statements

Questar 2016 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
REVENUES	$407.9	$374.8	$950.7	$939.4

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	256.9	233.6	581.4	583.8
Operating and maintenance	34.6	33.1	113.4	115.8
General and administrative	13.0	13.4	50.2	52.4
Depreciation and amortization	14.7	13.5	56.3	53.9
Other taxes	5.3	4.6	20.0	17.3
Total Operating Expenses	324.5	298.2	821.3	823.2
Net gain from asset sales	—	—	—	0.1
OPERATING INCOME	83.4	76.6	129.4	116.3
Interest and other income	1.0	1.1	4.7	5.7
Interest expense	(7.7)	(7.1)	(28.9)	(28.2)
INCOME BEFORE INCOME TAXES	76.7	70.6	105.2	93.8
Income taxes	(29.1)	(26.8)	(37.1)	(34.4)
NET INCOME	$47.6	$43.8	$68.1	$59.4

See notes accompanying the financial statements

Questar 2016 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2016	March 31, 2015	Dec. 31, 2015
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$10.5
Accounts receivable, net	97.3	81.2	112.0
Unbilled gas accounts receivable	58.7	41.5	91.0
Accounts receivable from affiliates	71.5	56.3	69.2
Gas stored underground	7.1	9.5	43.9
Materials and supplies	18.8	17.3	17.1
Current regulatory assets	20.2	42.1	69.8
Prepaid expenses and other	2.9	2.4	3.5
Total Current Assets	276.5	250.3	417.0
Property, Plant and Equipment	2,618.8	2,400.7	2,570.3
Accumulated depreciation and amortization	(820.3)	(791.5)	(812.2)
Net Property, Plant and Equipment	1,798.5	1,609.2	1,758.1
Noncurrent regulatory assets	13.5	16.1	8.1
Other noncurrent assets	5.6	5.7	5.7
TOTAL ASSETS	$2,094.1	$1,881.3	$2,188.9

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$0.7	$0.4	$—
Notes payable to Questar	140.5	35.8	273.3
Accounts payable and accrued expenses	79.7	126.0	122.5
Accounts payable to affiliates	75.3	71.4	74.5
Customer advances	9.8	9.5	34.3
Current regulatory liabilities	61.8	4.3	4.0
Total Current Liabilities	367.8	247.4	508.6
Long-term debt	527.6	526.8	527.4
Deferred income taxes	438.4	381.4	436.7
Noncurrent regulatory liabilities	71.9	63.3	65.6
Customer contributions in aid of construction	23.4	28.0	23.7
Other noncurrent liabilities	2.3	2.8	2.2
COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	267.2	265.7	266.8
Retained earnings	372.5	342.9	334.9
Total Common Shareholder's Equity	662.7	631.6	624.7
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$2,094.1	$1,881.3	$2,188.9

See notes accompanying the financial statements

Questar 2016 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$47.6	$43.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.1	14.9
Deferred income taxes	1.7	(2.4)
Share-based compensation	0.4	0.3
Changes in operating assets and liabilities	125.5	80.0
NET CASH PROVIDED BY OPERATING ACTIVITIES	191.3	136.6

INVESTING ACTIVITIES
Property, plant and equipment purchased	(59.1)	(43.0)
Acquisition of gas distribution system	—	(11.4)
Cash used in disposition of assets	(0.7)	(0.5)
Proceeds from disposition of assets	0.1	0.1
NET CASH USED IN INVESTING ACTIVITIES	(59.7)	(54.8)

FINANCING ACTIVITIES
Change in notes payable to Questar	(132.8)	(83.5)
Checks outstanding in excess of cash balances	0.7	0.4
Dividends paid to Questar	(10.0)	(18.5)
NET CASH USED IN FINANCING ACTIVITIES	(142.1)	(101.6)
Change in cash and cash equivalents	(10.5)	(19.8)
Beginning cash and cash equivalents	10.5	19.8
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2016 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
REVENUES
From unaffiliated customers	$43.0	$46.8	$184.1	$189.0
From affiliated companies	19.3	19.4	75.0	73.8
Total Revenues	62.3	66.2	259.1	262.8

OPERATING EXPENSES
Operating and maintenance	8.6	10.1	36.1	40.1
General and administrative	10.3	10.5	38.7	39.1
Depreciation and amortization	13.7	14.0	54.3	54.9
Other taxes	2.3	2.3	8.8	9.1
Cost of sales (excluding operating expenses shown separately)	0.1	1.9	7.1	4.2
Total Operating Expenses	35.0	38.8	145.0	147.4
Net gain (loss) from asset sales	0.3	—	0.5	(0.5)
OPERATING INCOME	27.6	27.4	114.6	114.9
Interest and other income	0.1	0.2	0.8	1.1
Income from unconsolidated affiliate	1.0	0.9	3.8	3.5
Interest expense	(6.2)	(6.6)	(25.6)	(26.2)
INCOME BEFORE INCOME TAXES	22.5	21.9	93.6	93.3
Income taxes	(8.3)	(8.0)	(33.7)	(34.5)
NET INCOME	$14.2	$13.9	$59.9	$58.8

See notes accompanying the financial statements

Questar 2016 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Net income	$14.2	$13.9	$59.9	$58.8
Other comprehensive income (loss):
Interest rate cash flow hedge amortization	0.2	0.2	0.6	0.5
Commodity cash flow hedge	(0.2)	—	(0.4)	—
Income taxes	(0.1)	(0.1)	(0.2)	(0.1)
Net other comprehensive income (loss)	(0.1)	0.1	—	0.4
COMPREHENSIVE INCOME	$14.1	$14.0	$59.9	$59.2

See notes accompanying the financial statements

Questar 2016 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	March 31, 2015	Dec. 31, 2015
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.2	$6.1	$10.2
Notes receivable from Questar	33.2	35.9	6.0
Accounts receivable, net	17.2	16.8	29.6
Accounts receivable from affiliates	50.4	44.3	49.8
Gas stored underground, at lower of average cost or market	2.5	2.9	1.2
Materials and supplies, at lower of average cost or market	6.3	7.1	6.7
Current regulatory assets	0.1	0.9	0.2
Prepaid expenses and other	2.7	3.6	4.4
Total Current Assets	113.6	117.6	108.1
Property, Plant and Equipment	1,857.1	1,837.5	1,851.1
Accumulated depreciation and amortization	(722.8)	(687.9)	(709.7)
Net Property, Plant and Equipment	1,134.3	1,149.6	1,141.4
Investment in unconsolidated affiliate	23.7	24.5	23.9
Noncurrent regulatory and other assets	5.1	5.5	5.3
TOTAL ASSETS	$1,276.7	$1,297.2	$1,278.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$20.7	$33.9	$16.1
Accounts payable to affiliates	8.6	3.4	15.8
Current regulatory liabilities	1.8	0.9	2.4
Current portion of long-term debt	—	25.1	—
Total Current Liabilities	31.1	63.3	34.3
Long-term debt, less current portion	429.4	428.8	429.2
Deferred income taxes	251.2	239.4	249.9
Noncurrent regulatory and other liabilities	17.4	16.0	16.3

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	353.9	351.9	353.4
Retained earnings	209.5	213.6	211.3
Accumulated other comprehensive (loss)	(22.4)	(22.4)	(22.3)
Total Common Shareholder's Equity	547.6	549.7	549.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,276.7	$1,297.2	$1,278.7

See notes accompanying the financial statements

Questar 2016 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months Ended March 31,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$14.2	$13.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.3	14.5
Deferred income taxes	1.2	(0.2)
Share-based compensation	0.5	0.5
Net (gain) from asset sales	(0.3)	—
(Income) from unconsolidated affiliate	(1.0)	(0.9)
Distributions from unconsolidated affiliate and other	1.4	1.3
Changes in operating assets and liabilities	10.5	6.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	40.8	35.3

INVESTING ACTIVITIES
Property, plant and equipment purchased	(6.6)	(8.7)
Cash used in disposition of assets	(0.2)	(0.1)
Proceeds from disposition of assets	0.2	—
NET CASH USED IN INVESTING ACTIVITIES	(6.6)	(8.8)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(27.2)	4.2
Dividends paid to Questar	(16.0)	(32.0)
NET CASH USED IN FINANCING ACTIVITIES	(43.2)	(27.8)
Change in cash and cash equivalents	(9.0)	(1.3)
Beginning cash and cash equivalents	10.2	7.4
Ending cash and cash equivalents	$1.2	$6.1

See notes accompanying the financial statements

Questar 2016 Form 10-Q	13

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
NOTES ACCOMPANYING THE FINANCIAL STATEMENTS
(Unaudited)

The notes accompanying the financial statements apply to Questar Corporation, Questar Gas Company and Questar Pipeline Company unless otherwise noted.

Note 1 - Nature of Business

Questar Corporation (the Company) is a Rockies-based integrated natural gas company with three principal complementary and wholly-owned lines of business:

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

Note 2 - Proposed Merger with Dominion Resources

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

On February 23, 2016, the Federal Trade Commission granted early termination of the 30-day waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act with regards to the Merger. On March 3, 2016, Questar and Parent jointly filed merger applications with the Public Service Commission of Utah and the Wyoming Public Service Commission and provided notice of the proposed Merger to the Idaho Public Utilities Commission. Hearings are scheduled in Utah and Wyoming during the third quarter. A shareholder vote on the Merger is scheduled for May 12, 2016.

Questar 2016 Form 10-Q	14

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

Note 3 - Basis of Presentation of Interim Financial Statements

The interim financial statements contain the accounts of Questar and its wholly-owned subsidiaries. The financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), the instructions for Quarterly Reports on Form 10-Q and SEC Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements reflect all normal, recurring adjustments and accruals that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim financial statements do not include all of the information and notes required by GAAP for audited annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three and 12 months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Questar 2016 Form 10-Q	15

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

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Questar Gas
Gas purchases	$46.8	$41.0	$88.3	$84.8
Operator service fee	79.8	84.8	314.0	345.4
Transportation and storage	22.3	22.2	79.3	79.7
Gathering	5.8	5.4	22.5	21.5
Royalties	5.7	11.9	27.1	54.7
Storage (injection) withdrawal, net	36.7	30.9	2.3	(3.2)
Purchased-gas account adjustment	58.6	36.2	42.9	(4.0)
Other	1.2	1.2	5.0	4.9
Total Questar Gas cost of natural gas sold	256.9	233.6	581.4	583.8
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(99.0)	(104.0)	(388.5)	(419.2)
Total Questar Gas cost of natural gas sold - unaffiliated parties	157.9	129.6	192.9	164.6
Questar Pipeline
Questar Pipeline cost of sales	0.1	1.9	7.1	4.2
Other cost of sales	0.5	0.3	1.9	1.1
Total cost of sales	$158.5	$131.8	$201.9	$169.9

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

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Weighted-average basic common shares outstanding	175.8	176.2	175.9	176.0
Potential number of shares issuable under the Company's LTSIP	0.3	0.3	0.2	0.3
Weighted-average diluted common shares outstanding	176.1	176.5	176.1	176.3

Questar 2016 Form 10-Q	16

Note 5 - Accumulated Other Comprehensive Income

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

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
3 Months Ended March 31, 2016
	(in millions)
AOCI at beginning of period	$(163.1)	$(22.2)	$(0.1)	$0.1	$(185.3)
OCI before reclassifications	—	—	(0.2)	—	(0.2)
Reclassified from AOCI(1)(3)	4.0	0.2	—	—	4.2
Income taxes
Reclassified from AOCI(2)(4)	(1.5)	(0.1)	—	—	(1.6)
Total income taxes	(1.5)	(0.1)	—	—	(1.6)
Net other comprehensive income (loss)	2.5	0.1	(0.2)	—	2.4
AOCI at end of period	$(160.6)	$(22.1)	$(0.3)	$0.1	$(182.9)

	Pension and OPB	Interest rate cash flow hedges	Long-term investment	Total
3 Months Ended March 31, 2015
	(in millions)
AOCI at beginning of period	$(178.9)	$(22.5)	$0.1	$(201.3)
Reclassified from AOCI(1)	6.0	0.2	—	6.2
Income taxes
Reclassified from AOCI(2)	(2.3)	(0.1)	—	(2.4)
Total income taxes	(2.3)	(0.1)	—	(2.4)
Net other comprehensive income	3.7	0.1	—	3.8
AOCI at end of period	$(175.2)	$(22.4)	$0.1	$(197.5)

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

Questar 2016 Form 10-Q	17

Pension and other postretirement benefit AOCI reclassifications are included in the computation of net periodic pension and postretirement benefit costs. See Note 10 for additional details.

Disclosures regarding interest rate and commodity-based cash flow hedges, including income taxes and income statement reclassification effects, apply to Questar Pipeline.

Note 6 - Asset Retirement Obligations

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

	3 Months Ended
	March 31,
	2016	2015
	(in millions)
AROs at beginning of year	$67.6	$69.3
Accretion	1.0	0.8
Liabilities incurred	0.2	0.1
Revisions in estimated cash flows	2.1	5.7
Liabilities settled	(0.4)	(0.9)
AROs at end of period	$70.5	$75.0

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

Note 7 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at March 31, 2016, March 31, 2015, or December 31, 2015. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. At December 31, 2015, the Company recorded a pre-tax abandonment and impairment charge of $12.1 million for the South Moxa leasehold. Thus, the South Moxa leasehold was reported at fair value on a nonrecurring basis at December 31, 2015. Questar did not have any assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2016 or March 31, 2015.

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report:

Questar 2016 Form 10-Q	18

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2016		March 31, 2015		Dec. 31, 2015
		(in millions)
Financial assets
Cash and cash equivalents	1	$0.4	$0.4	$4.8	$4.8	$25.0	$25.0
Long-term investment	1	15.1	15.1	16.2	16.2	14.1	14.1
Financial liabilities
Short-term debt	1	458.5	458.5	214.0	214.0	457.6	457.6
Long-term debt, including current portion	2	957.0	1,050.4	1,231.8	1,396.3	1,206.7	1,263.7

The long-term investment is recorded at fair value and consists of money market and short-term bond index mutual funds held in Wexpro's trust (see Note 6). The fair value of the long-term investment is based on quoted prices for the underlying funds. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using the Company's current credit risk-adjusted borrowing rates.

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2016		March 31, 2015		Dec. 31, 2015
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$10.5	$10.5
Financial liabilities
Checks outstanding in excess of cash balances	1	0.7	0.7	0.4	0.4	—	—
Notes payable to Questar	1	140.5	140.5	35.8	35.8	273.3	273.3
Long-term debt	2	527.6	591.7	526.8	629.0	527.4	568.4

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

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2016		March 31, 2015		Dec. 31, 2015
		(in millions)
Financial assets
Cash and cash equivalents	1	$1.2	$1.2	$6.1	$6.1	$10.2	$10.2
Notes receivable from Questar	1	33.2	33.2	35.9	35.9	6.0	6.0
Financial liabilities
Long-term debt, including current portion	2	429.4	458.7	453.9	515.1	429.2	445.2

Questar 2016 Form 10-Q	19

The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

Note 8 - Derivatives and Hedging

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Condensed Consolidated Statements of Comprehensive Income and Note 5 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for the three months ended March 31, 2016 and March 31, 2015.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.5 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. There was a $0.4 million liability at March 31, 2016, and a $0.2 million liability at December 31, 2015. There were no derivative assets or liabilities outstanding at March 31, 2015.

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

Questar 2016 Form 10-Q	20

Following is a summary of operations by line of business:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$407.9	$374.8	$950.7	$939.4
Wexpro	3.5	6.3	20.1	29.6
Questar Pipeline	43.0	46.8	184.1	189.0
Other	1.9	0.7	7.7	3.0
Total	$456.3	$428.6	$1,162.6	$1,161.0

Revenues from Affiliated Companies
Wexpro	$79.8	$84.8	$314.1	$346.0
Questar Pipeline	19.3	19.4	75.0	73.8
Total	$99.1	$104.2	$389.1	$419.8

Operating Income (Loss)
Questar Gas	$83.4	$76.6	$129.4	$116.3
Wexpro	39.7	41.7	145.4	176.5
Questar Pipeline	27.6	27.4	114.6	114.9
Corporate and other	(15.0)	1.3	(26.3)	(3.6)
Total	$135.7	$147.0	$363.1	$404.1

Net Income (Loss)
Questar Gas	$47.6	$43.8	$68.1	$59.4
Wexpro	26.2	27.7	97.4	118.7
Questar Pipeline	14.2	13.9	59.9	58.8
Corporate and other	(9.5)	(0.8)	(22.8)	(10.9)
Total	$78.5	$84.6	$202.6	$226.0

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan, as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2016 estimated net cost for the qualified pension plan is $8.2 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, above the benefit limit defined by the Internal Revenue Service (IRS) for the qualified plan. The nonqualified pension plan is unfunded; benefits are paid from the Company's general funds. The 2016 estimated net cost for the nonqualified pension plan is $3.0 million.

Questar 2016 Form 10-Q	21

Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Service cost	$3.0	$3.4	$13.4	$12.2
Interest cost	8.2	8.1	32.8	33.1
Expected return on plan assets	(12.2)	(11.6)	(48.3)	(44.6)
Prior service cost	—	—	0.1	0.5
Recognized net actuarial loss	3.8	5.7	20.0	17.2
Pension settlement costs	—	—	16.7	—
Net pension cost	$2.8	$5.6	$34.7	$18.4

The Company currently estimates a $2.1 million net cost for postretirement benefits other than pensions in 2016, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Service cost	$0.1	$0.2	$0.5	$0.6
Interest cost	0.9	0.9	3.5	3.7
Expected return on plan assets	(0.7)	(0.8)	(3.1)	(3.0)
Recognized net actuarial loss	0.2	0.3	1.1	0.7
Accretion of regulatory liability	0.2	0.2	1.0	0.8
Net postretirement benefit cost	$0.7	$0.8	$3.0	$2.8

Note 11 - Contingencies

Questar and each of its subsidiaries are involved in various commercial, environmental, and regulatory claims. Litigation and other legal proceedings arise in the ordinary course of business. Management does not believe any such litigation or other legal proceedings arising in the ordinary course of business individually or in the aggregate, will have a material adverse effect on Questar's, Questar Gas's or Questar Pipeline's financial position, results of operations or cash flows.

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

Litigation
The case related to operations entitled Questar Gas Company v. QEP Field Services Company that was filed in Third District Court in Salt Lake County, Utah on May 1, 2012, was settled on March 22, 2016. Questar Gas believes the settlement agreement reasonably resolves disputed issues regarding services and charges under the 1993 Gas Gathering Agreement. The settlement agreement did not result in a material impact on Questar's or Questar Gas's results of operation, financial position or cash flows.

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

Questar 2016 Form 10-Q	22

ORRI expired and a new lease was issued by the State of Wyoming unburdened by the 4% ORRI. A jury decision was reached on February 13, 2015, that awarded the Plaintiffs $14.1 million from Wexpro and $16.2 million from QEP. Wexpro and QEP have filed an appeal of the case to the Wyoming Supreme Court and briefing begins in May 2016. Wexpro has accrued its estimate of liability in the case. Any additional royalties will be recovered from Questar Gas’s customers.

Litigation Related to Proposed Merger
As more fully described in Note 2, Questar entered into an Agreement and Plan of Merger with Dominion Resources, Inc. ("Dominion Resources") and its wholly-owned subsidiary, Diamond Beehive Corp. on January 31, 2016, pursuant to which Questar shareholders have the right to receive $25.00 per share in cash, subject to the satisfaction of specified conditions. If the Dominion Merger is completed, Questar will become a wholly-owned subsidiary of Dominion Resources.

As of April 25, 2016, six lawsuits challenging the Merger have been filed purportedly on behalf of Questar shareholders, of which four are pending in the Third District Court, Salt Lake County, Utah, and two are pending in the United States District Court of Utah, Central Division. Each of the lawsuits names Questar, Questar’s directors, Dominion Resources and Diamond Beehive Corp. as defendants. The named plaintiffs in the four lawsuits pending in Third District Court are John Hansen, Eric Senatori, Shiva Stein and James E. Toth, and Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund, respectively. The named plaintiffs in the two lawsuits pending in U.S. District Court are Kevin Hessel and Dan Ipson, respectively.

All of the lawsuits are purported shareholder class actions advancing substantially the same allegations that the Merger Agreement was adopted in violation of the fiduciary duties of Questar’s directors and seeking injunctive relief to enjoin the Dominion Merger, as well as other remedies. All of the cases raise direct claims on behalf of Questar shareholders. In addition, one of the cases raises derivative claims on behalf of Questar.

On April 21, 2016, the Third District Court granted a request to consolidate all four cases pending in Third District Court into Teamsters Local 456 Pension Fund, et. al. v. Ronald W. Jibson, et. al. (Case No. 160900938). On April 22, 2016, the court appointed Teamsters Local 456 Pension Fund as lead plaintiff in the consolidated matter. The court also appointed lead counsel and liaison counsel. The court scheduled a preliminary injunction hearing for May 9, 2016. The cases pending in U.S. District Court are voluntarily stayed pending the outcome of the preliminary injunction hearing in Third District Court.

The outcome of these lawsuits is uncertain, and additional lawsuits may be brought or additional claims advanced concerning the Merger. An adverse judgment for monetary damages could have an adverse effect on Questar’s operations. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

Note 12 - Asset Impairments

During the fourth quarter of 2015, Wexpro recorded a pre-tax abandonment and impairment charge of $12.1 million for the South Moxa leasehold because current market prices do not support a drilling program.

Note 13 - Accounting Developments

In April 2016, The Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This update is due to issues regarding performance obligations and licensing identified by the Transition Resource Group for Revenue Recognition. The amendments in this update do not change the core principle of the guidance in Topic 606, Revenue from Contracts with Customers. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date for the amendments in this update is the same as ASU 2015-14 noted below. The Company is currently evaluating the ASU's effect on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU was issued a part of the Board simplification initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. the amendments in this Update are effective for annual periods

Questar 2016 Form 10-Q	23

beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the ASU's effect on its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. This updated is the result of feedback received by the Transition Resource Group for Revenue Recognition. The amendments in this update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations as outlined in Topic 606. The effective date for the amendments in this update is the same as ASU 2015-14 noted below. The Company is currently evaluating the ASU's effect on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. The update mainly addresses issues with accounting for operating leases in the financial statements of lessees. As such, the amendments of this update do not fundamentally change lessor accounting. However, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within generally accepted accounting principles. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the ASU's effect on its financial position, results of operations, cash flows and associated disclosures.

In January 2016, FASB issued ASU 2016-01, Financial Instruments-Overall. The ASU was developed to enhance the reporting model for financial instruments in order to provide users of financial statements with more decision-useful information. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the ASU's effect on its financial position, results of operations, cash flows and associated disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance will be effective for annual periods beginning after December 15, 2016. The Company has adopted this update for the current reporting period and has retrospectively reflected all deferred taxes as noncurrent for the periods presented.
In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). This update adds SEC staff guidance to the Codification that the SEC staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The guidance was issued in response to questions that arose after the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, in April 2015. The Company has adopted ASU 2015-03 for the current reporting period and has retrospectively adjusted all periods presented. The prior period debt issuance costs (asset) were netted against the debt within the liability section of the balance sheet. The resulting effect on the balance sheet was a reduction in assets with a corresponding reduction in liabilities.

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

Questar 2016 Form 10-Q	24

the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance will be effective beginning January 1, 2016 and early adoption is permitted. The new guidance must be applied retrospectively for each prior period presented. The Company has adopted this update for the current reporting period and has retrospectively adjusted all periods presented.

Questar 2016 Form 10-Q	25

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2015 Form 10-K and analyzes the changes in the results of operations between the three and 12 months ended March 31, 2016 and 2015. For definitions of commonly used terms found in this Quarterly Report, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2015 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended March 31,			12 Months Ended March 31,
	2016	2015	Change	2016	2015	Change
	(in millions, except per-share amounts)
Questar Gas	$47.6	$43.8	$3.8	$68.1	$59.4	$8.7
Wexpro(3)	26.2	27.7	(1.5)	97.4	118.7	(21.3)
Questar Pipeline	14.2	13.9	0.3	59.9	58.8	1.1
Corporate and other(1),(2)	(9.5)	(0.8)	(8.7)	(22.8)	(10.9)	(11.9)
Net income	$78.5	$84.6	$(6.1)	$202.6	$226.0	$(23.4)
Add: after-tax merger and restructuring costs(1)	9.0	—	9.0	9.0	—	9.0
Add: after-tax pension settlement charge(2)	—	—	—	10.3	—	10.3
Add: after-tax Wexpro's leasehold impairment charge(3)	—	—	—	7.9	—	7.9
Adjusted earnings	$87.5	$84.6	$2.9	$229.8	$226.0	$3.8

Earnings per share - diluted	$0.45	$0.48	$(0.03)	$1.15	$1.28	$(0.13)
Add: diluted loss per share attributable to merger and restructuring costs(1)	0.05	—	0.05	0.05	—	0.05
Add: diluted loss per share attributable to pension settlement charge(2)	—	—	—	0.06	—	0.06
Add: diluted loss per share attributable to Wexpro's leasehold impairment charge(3)	—	—	—	0.04	—	0.04
Adjusted earnings per share - diluted	$0.50	$0.48	$0.02	$1.30	$1.28	$0.02

Weighted-average diluted shares	176.1	176.5	(0.4)	176.1	176.3	(0.2)

(1) First quarter 2016 costs associated with proposed Merger and restructuring.
(2) Fourth quarter 2015 pension settlement costs.
(3) Fourth quarter 2015 Wexpro's leasehold impairment.

Management believes that the above non-GAAP financial measures, indicated by the word "Adjusted" in their captions, provide an indication of the Company's ongoing results of operations because of the Merger and restructuring, pension settlement and impairment charges' infrequent and nonrecurring nature. Refer to Note 2, Note 10 and Note 12 to the financial statements included in Item 1 of Part I of this Quarterly Report for additional information on the proposed Merger and restructuring, pension settlement and impairments charges.

QUESTAR GAS
Questar Gas reported a net income of $47.6 million in the first quarter of 2016 compared to net income of $43.8 million in the first quarter of 2015. Net income was $68.1 million in the 12 months ended March 31, 2016, compared to $59.4 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2016 Form 10-Q	26

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2016	2015	Change	2016	2015	Change
	(in millions)
Net Income
Revenues
Residential and commercial sales	$391.7	$356.2	$35.5	$882.8	$855.5	$27.3
Industrial sales	5.0	6.1	(1.1)	22.5	29.3	(6.8)
Transportation for industrial customers	6.0	5.3	0.7	21.9	18.9	3.0
Service	1.5	1.4	0.1	4.8	4.7	0.1
Other	3.7	5.8	(2.1)	18.7	31.0	(12.3)
Total Revenues	407.9	374.8	33.1	950.7	939.4	11.3
Cost of natural gas sold	256.9	233.6	23.3	581.4	583.8	(2.4)
Margin	151.0	141.2	9.8	369.3	355.6	13.7
Other Operating Expenses
Operating and maintenance	34.6	33.1	1.5	113.4	115.8	(2.4)
General and administrative	13.0	13.4	(0.4)	50.2	52.4	(2.2)
Depreciation and amortization	14.7	13.5	1.2	56.3	53.9	2.4
Other taxes	5.3	4.6	0.7	20.0	17.3	2.7
Total Other Operating Expenses	67.6	64.6	3.0	239.9	239.4	0.5
Net gain from asset sales	—	—	—	—	0.1	(0.1)
OPERATING INCOME	83.4	76.6	6.8	129.4	116.3	13.1
Interest and other income	1.0	1.1	(0.1)	4.7	5.7	(1.0)
Interest expense	(7.7)	(7.1)	(0.6)	(28.9)	(28.2)	(0.7)
Income taxes	(29.1)	(26.8)	(2.3)	(37.1)	(34.4)	(2.7)
NET INCOME	$47.6	$43.8	$3.8	$68.1	$59.4	$8.7

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	46.8	37.1	9.7	103.7	91.2	12.5
Industrial sales	0.7	0.9	(0.2)	3.1	4.1	(1.0)
Transportation for industrial customers	22.6	17.6	5.0	82.2	78.4	3.8
Total industrial	23.3	18.5	4.8	85.3	82.5	2.8
Total deliveries	70.1	55.6	14.5	189.0	173.7	15.3
Natural gas revenue (per dth)
Residential and commercial sales	$8.37	$9.59	$(1.22)	$8.51	$9.38	$(0.87)
Industrial sales	7.04	7.24	(0.20)	7.18	7.29	(0.11)
Transportation for industrial customers	0.26	0.30	(0.04)	0.27	0.24	0.03
(Warmer) than normal temperatures	(9%)	(24%)	15%	(12%)	(21%)	9%
Temperature-adjusted usage per customer (dth)	48.3	45.2	3.1	106.4	104.1	2.3
Customers at March 31, (in thousands)	996	975	21

Questar 2016 Form 10-Q	27

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $9.8 million in the first quarter of 2016 compared to the first quarter of 2015 and increased $13.7 million in the 12 months ended March 31, 2016, compared to the 12 months ended March 31, 2015. Following is a summary of major changes in Questar Gas margin:

	3 Months 2016 vs. 2015	12 Months 2016 vs. 2015
	(in millions)
Customer growth	$3.1	$7.6
Transportation	0.5	2.4
Infrastructure-replacement cost recovery	4.0	7.3
Change in general-service rates	0.2	1.0
Natural gas vehicle revenues	0.1	(1.1)
Energy-efficiency program cost recovery	1.6	(4.0)
Other	0.3	0.5
Increase	$9.8	$13.7

At March 31, 2016, Questar Gas served 995,834 customers, up 2.1% from 975,155 at March 31, 2015. Customer growth increased the margin by $3.1 million in the first quarter of 2016 and $7.6 million in the 12 months ended March 31, 2016.

Transportation service revenues increased the margin during the three- and 12-month periods ended March 31, 2016 due to higher rates and higher transportation volumes in the 12-month period and higher volumes in the 3-month period.

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. A March 2014 Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014. Thereafter, Questar Gas was able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas margin from the infrastructure-replacement program was $4.0 million higher in the first quarter of 2016 than the first quarter of 2015 and $7.3 million higher in the 12 months ended March 31, 2016 compared to the 12 months ended March 31, 2015.

In December 2014, Questar Gas held hearings on a general rate case in Wyoming. The Wyoming Public Service Commission (PSCW) ordered an increase in annualized revenues of $1.5 million and an authorized return on equity of 9.5%. The change in rates was effective March 1, 2015.

As described above in the Wyoming rate case, the change in general-service rates, excluding the infrastructure-replacement program, increased the margin by $0.2 million in the first quarter of 2016 and $1.0 million in the 12 months ended March 31, 2016 when compared to the same prior year periods.

Natural gas vehicle revenues increased the margin by $0.1 million during the three-month period ended March 31, 2016 due to fuel tax credits offset by lower volumes because of competing fuel prices. The margin decreased by $1.1 million in the 12-month period ended March 31, 2016 due to lower volumes because of competing fuel prices.

Higher recovery of energy-efficiency program costs increased Questar Gas margin by $1.6 million during the first quarter of 2016 compared to 2015 while lower recovery of energy-efficiency program costs decreased the margin by $4.0 million in the 12-month period ended March 31, 2016. Energy-efficiency program costs are incurred to promote energy conservation by customers. Changes in the margin contribution from energy-efficiency program revenues are offset by equivalent changes in program expenses.

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

Questar 2016 Form 10-Q	28

Cost of Natural Gas Sold
Cost of natural gas sold increased 10% in the first quarter of 2016 and was flat in the 12 months ended March 31, 2016, compared to the same periods of 2015. The increase in the three months ended March 31, 2016 was primarily due to higher volumes resulting from 15% colder temperatures when compared to the same period last year. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of March 31, 2016, Questar Gas had a $55.1 million over-collected balance in the purchased-gas adjustment account representing amounts recovered from customers in excess of costs incurred. Questar Gas plans to file for gas cost reductions in May 2016 to reduce the over-collected balance.

Other Expenses
Operating and maintenance expenses increased 5% in the first quarter of 2016 and decreased 2% in the 12 months ended March 31, 2016, compared to the same periods of 2015. The increase in the first quarter included higher energy-efficiency program costs of $1.6 million, while the decrease for 12 month period included lower energy-efficiency program costs of $4.0 million. The energy-efficiency program costs are for the company's energy-efficiency program and are recovered from customers through periodic rate changes. Excluding energy-efficiency program charges, operating and maintenance expenses were flat in the first quarter of 2016 and increased 2% in the 12 months ended March 31, 2016, compared to the prior year periods. The 12 month increase was primarily due to higher employee-related costs.

General and administrative expenses, including medical and pension related costs decreased 3% and 4%for the three- and 12-month periods ended March 31, 2016 respectively, compared to the prior year periods. The decrease for the first quarter was due to lower contracted services and lower employee-related costs. The decrease for the 12 months ended was caused by lower employee-related costs and lower corporate allocations. Operating, maintenance, general and administrative expenses per customer, exclusive of energy-efficiency program costs, were $139 in the 12 months ended March 31, 2016 and $143 in the 12 months ended March 31, 2015.

Other taxes were 15% higher in the first quarter of 2016 and 16% higher in the 12 months ended March 31, 2016, compared to year-earlier periods. The increases were due to higher property taxes.

Depreciation and amortization expense increased 9% in the first quarter of 2016 and 4% in the 12 months ended March 31, 2016 compared to the 2015 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

WEXPRO
Wexpro reported net income of $26.2 million in the first quarter of 2016 compared to $27.7 million in the first quarter of 2015, a 5% decrease. Wexpro earned $97.4 million for the 12 months ended March 31, 2016, compared to $118.7 million for the year-earlier period.

Questar 2016 Form 10-Q	29

Following is a summary of Wexpro financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2016	2015	Change	2016	2015	Change
	(in millions)
Net Income
Revenues
Operator service fee	$81.2	$84.5	$(3.3)	$310.0	$345.4	$(35.4)
Oil and NGL sales	1.4	2.7	(1.3)	10.1	22.9	(12.8)
Natural gas sales	0.6	3.9	(3.3)	9.0	5.6	3.4
Other	0.1	—	0.1	5.1	1.7	3.4
Total Revenues	83.3	91.1	(7.8)	334.2	375.6	(41.4)
Operating Expenses
Operating and maintenance	6.0	8.3	(2.3)	25.1	30.5	(5.4)
Gathering and other handling	0.3	0.4	(0.1)	1.4	0.4	1.0
General and administrative	7.9	9.1	(1.2)	32.3	33.9	(1.6)
Production and other taxes	3.5	6.2	(2.7)	18.5	33.7	(15.2)
Depreciation, depletion and amortization	25.7	25.2	0.5	99.9	98.4	1.5
Exploration	—	0.2	(0.2)	0.5	1.8	(1.3)
Abandonment and impairment	0.2	—	0.2	12.7	2.0	10.7
Total Operating Expenses	43.6	49.4	(5.8)	190.4	200.7	(10.3)
Net gain from asset sales	—	—	—	1.6	1.6	—
OPERATING INCOME	39.7	41.7	(2.0)	145.4	176.5	(31.1)
Interest and other income	(0.1)	0.4	(0.5)	0.4	1.2	(0.8)
Interest expense	(0.1)	—	(0.1)	(0.3)	(0.1)	(0.2)
Income taxes	(13.3)	(14.4)	1.1	(48.1)	(58.9)	10.8
NET INCOME	$26.2	$27.7	$(1.5)	$97.4	$118.7	$(21.3)

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	14.4	15.0	(0.6)	57.1	60.0	(2.9)
Natural gas - sales (Bcf)	0.3	1.2	(0.9)	3.5	1.6	1.9
Oil and NGL (Mbbl)	110	127	(17)	447	548	(101)
Natural gas average sales price (per Mcf)	$2.02	$3.09	$(1.07)	$2.62	$3.41	$(0.79)
Oil and NGL average sales price (per bbl)	$23.73	$35.54	$(11.81)	$34.80	$68.76	$(33.96)
Investment base at March 31, (in millions)	$625.9	$634.6	$(8.7)

Revenues
Wexpro earned a 17.3% after-tax return on its average investment base for the 12 months ended March 31, 2016, compared to a return of 17.7% for the 12 months ended March 31, 2015. The decline in return was due to the addition of the Canyon Creek acquisition as a Wexpro II investment, which earns a lower return on the acquisition cost. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro currently earns a return of 19.76% on gas development drilling of pre-2016 properties and a return of 7.64% on gas development drilling of post-2015 as well as 7.64% on acquisition costs of Wexpro II properties. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital, deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II Agreement by the PSCU and PSCW (the Commissions). The investment base decreased by 1% in the 12 months ended March 31, 2016. The decrease was due to depreciation, depletion and amortization recorded during the period, offset by deferred income taxes and investment in commercial wells.

Questar 2016 Form 10-Q	30

Following is a summary of changes in the Wexpro investment base:

	12 Months Ended March 31,
	2016	2015
	(in millions)
Beginning investment base	$634.6	$687.7
Property acquisitions	46.4	—
Successful development wells and related equipment	26.9	32.4
Depreciation, depletion and amortization	(88.3)	(93.5)
Change in deferred income taxes	6.3	8.0
Ending investment base	$625.9	$634.6

The 12 months ended March 31, 2016 investment base includes the cost of the December 2014 Canyon Creek acquisition. The Commissions authorized the inclusion of this acquisition in Wexpro II in the fourth quarter of 2015 (see below for more details).

Wexpro designs its annual drilling program to provide cost-of-service production that is, on average, at or below the current five-year Rockies-adjusted NYMEX forward price curve. Until natural gas prices increase, Wexpro's ability to grow its investment base is limited and it is likely that the investment base will continue to decrease due to depreciation, depletion and amortization amounts exceeding continued investment. For 2016, Wexpro plans to participate in seven third-party-operated wells to be drilled in Pinedale and expects to drill and complete six wells in Vermillion.

Wexpro produced 14.4 Bcf of cost-of-service natural gas for Questar Gas during the first quarter of 2016, down 4% from the first quarter of 2015. Wexpro produced 57.1 Bcf of cost-of-service gas in the 12 months ended March 31, 2016, compared to 60.0 Bcf in the 12 months ended March 31, 2015. The lower production is a result of fewer wells completed in 2015 and typical well production declines. Wexpro natural gas production currently provides the majority of Questar Gas's annual supply requirements.

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

Revenues from oil and natural gas liquids (NGL) sales decreased 48% in the first quarter of 2016 and 56% in the 12 months ended March 31, 2016, compared to the year-earlier periods due to lower market prices and declining production volumes.

Revenues from natural gas sales decreased 85% in the first quarter of 2016 due to the transferring of the Canyon Creek properties under the Wexpro II agreement in the fourth quarter of 2015. Revenue from natural gas sales increased 61% in the 12 months ended March 31, 2016 due to the Canyon Creek acquisition in 2014 and the Vermillion acquisition in 2015.

Other revenues consist primarily of gains on the sale of property that were credited back to Questar Gas customers through reductions of the operator service fee. In the second quarter of 2015, Wexpro sold its share of the Brady field, recognized a gain of $1.4 million and credited $3.8 million back to Questar Gas customers through a reduction in the operator service fee.

Expenses
Operating and maintenance expenses were down 28% during the first quarter of 2016 and 18% for the 12 month period ended March 31, 2016, compared to prior year periods. The decreases were primarily due to lower workover and labor costs. The lease operating expense per Mcfe was $0.39 in the first quarter of 2016 compared to $0.49 in the first quarter of 2015.

General and administrative, including medical and pension related costs, expenses were lower in the three- and 12-month periods ended March 31, 2016, compared to prior year periods. The decreases were due to lower employee and corporate allocated costs.

Questar 2016 Form 10-Q	31

Production and other taxes were lower in the three- and 12-month periods ended March 31, 2016, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

Depreciation, depletion and amortization expense increased 2% in both the first quarter of 2016 and in the 12 months ended March 31, 2016, compared to the 2015 periods. The increases were largely due to the higher units of production ratio.

Property Acquisitions and Modifications to Wexpro Agreement
In December 2015, Wexpro acquired working interests in 75 producing wells and 112 future drilling locations in the Vermillion Basin in southwestern Wyoming for $16 million.

During 2015 Wexpro and Questar Gas submitted an application to the Commissions for approval to include the acquired Canyon Creek properties under the terms of the Wexpro II Agreement. As part of this application, Wexpro proposed significant changes to its cost-of-service program to enable future cost-of-service gas production to be more competitive with market prices. The proposed changes to the cost-of-service program were subsequently modified by a Settlement Stipulation in November 2015.

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

•
Wexpro will share in 50% of the savings when the annual price of cost-of-service production is lower than the annual average market price. However, Wexpro's 50% share of any annual savings will be limited so that Wexpro will not earn a return exceeding the return earned on gas development investment under the 1981 Wexpro Agreement.

Although Wexpro's pre-2016 investment base continues to earn the higher return described above, the pre-2016 investment base will continue to decline over time due to depreciation. Wexpro's post-2015 investment base will earn the lower return described above. Due to these factors, the Company expects Wexpro's overall earnings to decrease compared to prior years.

QUESTAR PIPELINE
Questar Pipeline reported first quarter 2016 net income of $14.2 million, compared with net income of $13.9 million in the first quarter of 2015. Questar Pipeline earned $59.9 million and $58.8 million in the 12 months ended March 31, 2016 and 2015, respectively.

Questar 2016 Form 10-Q	32

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended March 31,			12 Months Ended March 31,
	2016	2015	Change	2016	2015	Change
	(in millions)
Net Income
Revenues
Transportation	$48.3	$50.4	$(2.1)	$192.5	$196.6	$(4.1)
Storage	9.6	9.5	0.1	37.5	37.4	0.1
NGL sales	0.2	0.6	(0.4)	2.1	5.5	(3.4)
Energy services	2.2	3.3	(1.1)	11.6	13.2	(1.6)
Natural gas sales	—	—	—	6.4	—	6.4
Other	2.0	2.4	(0.4)	9.0	10.1	(1.1)
Total Revenues	62.3	66.2	(3.9)	259.1	262.8	(3.7)
Operating Expenses
Operating and maintenance	8.6	10.1	(1.5)	36.1	40.1	(4.0)
General and administrative	10.3	10.5	(0.2)	38.7	39.1	(0.4)
Depreciation and amortization	13.7	14.0	(0.3)	54.3	54.9	(0.6)
Other taxes	2.3	2.3	—	8.8	9.1	(0.3)
Cost of sales	0.1	1.9	(1.8)	7.1	4.2	2.9
Total Operating Expenses	35.0	38.8	(3.8)	145.0	147.4	(2.4)
Net gain (loss) from asset sales	0.3	—	0.3	0.5	(0.5)	1.0
OPERATING INCOME	27.6	27.4	0.2	114.6	114.9	(0.3)
Interest and other income	0.1	0.2	(0.1)	0.8	1.1	(0.3)
Income from unconsolidated affiliate	1.0	0.9	0.1	3.8	3.5	0.3
Interest expense	(6.2)	(6.6)	0.4	(25.6)	(26.2)	0.6
Income taxes	(8.3)	(8.0)	(0.3)	(33.7)	(34.5)	0.8
NET INCOME	$14.2	$13.9	$0.3	$59.9	$58.8	$1.1

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	160.8	172.3	(11.5)	729.3	724.0	5.3
For Questar Gas	45.1	41.3	3.8	111.4	111.3	0.1
Total transportation	205.9	213.6	(7.7)	840.7	835.3	5.4
Transportation revenue (per dth)	$0.23	$0.24	$(0.01)	$0.23	$0.24	$(0.01)
Net firm-daily transportation demand at March 31, (in Mdth)	5,159	5,244	(85)
Natural gas processing
NGL sales (Mbbl)	13	29	(16)	105	125	(20)
NGL average sales price (per bbl)	$13.31	$21.19	$(7.88)	$20.01	$44.46	$(24.45)

Revenues
As of March 31, 2016, Questar Pipeline had net firm transportation contracts of 5,159 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,244 Mdth per day as of March 31, 2015. Transportation revenues decreased in the first quarter and for the 12-month periods ended March 31, 2016 compared to the prior year periods. The decreases are primarily due to reduced rates and contracted volumes on the Southern Trails Pipeline.

Questar Pipeline earns significant revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming

Questar 2016 Form 10-Q	33

Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 5.3 years. White River Hub’s contracts have a weighted-average remaining life of 10.1 years.

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

Proceeds from NGL sales decreased 67% in the first quarter of 2016 and 62% in the 12 months ended March 31, 2016 compared to the prior year periods. For the first quarter of 2016, net realized price per barrel decreased 37% and volumes decreased 55% when compared with the prior year quarter. For the 12 months ended March 31, 2016, net realized price per barrel decreased 55% and volumes decreased 16% when compared with the prior year period

Periodically, Questar Pipeline sells natural gas received from conditioning gas at Clay Basin. Generally, revenue received from the sale of natural gas approximates cost.

Expenses
Operating and maintenance expenses decreased 15% in the first quarter of 2016 and 10% in the 12 months ended March 31, 2016, compared to the corresponding 2015 periods. The decreases in each period were driven by cost control initiatives and lower maintenance activity.

General and administrative expenses, including medical and pension related costs, decreased 2% in the first quarter of 2016 and 1% in the 12 months ended March 31, 2016, compared to the prior year periods. The decrease in the first quarter of 2016 was driven by lower employee-related costs and lower corporate allocations. Operating, maintenance, general and administrative expenses per dth transported were $0.09 in the first quarter of 2016 compared to $0.10 for the first quarter of 2015. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation and amortization expense decreased 2% and 1% for the three- and 12-month periods, respectively, ended March 31, 2016, compared to the 2015 periods.

Cost of sales in the first three months of 2016 was $1.8 million lower when compared with the 2015 period. The primary driver of this decrease was a $1.4 million lower-of-cost-or-market adjustment to the value of natural gas inventory recorded in the 2015 period. For the 12 months ended March 31, 2016, cost of sales increased 69%. This increase was driven by the sale of 2.3 MMdth of natural gas. Questar Pipeline received this gas to settle the shortfall between NGL revenue and the cost of service for conditioning gas at Clay Basin.

Questar Southern Trails Pipeline
Questar Pipeline has begun a process to sell Questar Southern Trails Pipeline assets. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $24 million. The eastern segment of Southern Trails Pipeline continues to operate at a loss. The Company recorded an impairment on the eastern segment of Southern Trails Pipeline in 2013, reducing its book value to zero. Assuming the Company can identify a buyer and negotiate acceptable terms, the Company's objective is to sell the Questar Southern Trails Pipeline during 2016. There is no assurance that the Company will be successful in selling Questar Southern Trails Pipeline.

Questar 2016 Form 10-Q	34

Other Consolidated Results

Corporate Earnings and Other
Corporate earnings decreased $8.9 million in the first quarter of 2016 and decreased $12.4 million for the 12 months ended March 31, 2016, compared to the prior year periods. The decreases in the first quarter and 12 months ended were primarily caused by costs associated with the proposed Merger with Dominion Resources, including financial advisor costs, legal costs, increases in the valuation of share-based deferred compensation and accelerated financing costs. See Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report.

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. At the end of 2015, the company had nine CNG stations in operation: Houston, DeSoto, San Antonio and Dallas, Texas; Topeka and Kansas City, Kansas, Phoenix, Arizona; Salt Lake City, Utah; and Buttonwillow, California. The company is planning and developing other stations along major transportation corridors in California and Colorado. Questar Fueling net losses included in other consolidated results are presented below:

	3 Months Ended		12 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Questar Fueling net loss	$(0.4)	$(0.6)	$(1.0)	$(1.5)

Income Taxes
Questar's effective combined federal and state income tax rate was 35.6% in the first quarter of 2016 compared to 36.6% in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities increased by 49% for the first quarter of 2016 compared to the first quarter of 2015. The increase was due to higher cash payments from customers and over-collection of gas purchase costs. Net cash provided by operating activities is presented below:

	3 Months Ended March 31,
	2016	2015	Change
	(in millions)
Net income	$78.5	$84.6	$(6.1)
Noncash adjustments to net income	56.4	56.2	0.2
Changes in operating assets and liabilities	198.1	82.6	115.5
Net cash provided by operating activities	$333.0	$223.4	$109.6

Investing Activities
Capital expenditures for the first quarter of 2016 and 2015 and a forecast for calendar year 2016 are presented below:

Questar 2016 Form 10-Q	35

	3 Months Ended March 31,		Forecast 12 Months Ending December 31,
	2016	2015	2016
	(in millions)
Questar Gas	$59.1	$54.4	$240
Wexpro	4.2	10.2	85
Questar Pipeline	6.6	8.7	40
Corporate and other	(1.4)	4.2	10
Total capital expenditures, including acquisitions	$68.5	$77.5	$375

Questar Gas's 2016 capital-spending forecast of about $240 million includes investments for distribution-system upgrades, expansions, infrastructure replacements and expenditures to provide service to approximately 20,600 additional customers. Wexpro expects to invest about $85 million in 2016 for developmental gas drilling and property acquisitions. Questar Pipeline's 2016 capital-spending forecast is about $40 million, primarily for system upgrades and maintenance.

Financing Activities
In the first quarter of 2016, the Company increased short-term debt by $0.9 million from the excess of net cash provided by operating activities over net cash used in investing activities.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by revolving credit facilities with various banks that provide back-up credit liquidity. Credit commitments under the revolving credit facilities totaled $500 million under the multi-year credit facility and $250 million under the 364-day facility at December 31, 2015, with no amounts borrowed. The credit facilities expire upon a change of control such as the proposed Merger with Dominion Resources. However, the Company has amended its credit facilities to allow for the continuation of the credit facilities for 30 days after the completion of the proposed Merger with Dominion Resources. Commercial paper outstanding amounted to $209 million at March 31, 2016, compared with $214 million a year earlier. Availability under the revolving credit facilities is reduced by outstanding commercial paper amounts, resulting in net availability under the facilities of $542 million at March 31, 2016. Under the facilities, consolidated funded debt cannot exceed 70% of consolidated capitalization.

On February 24, 2016, the Company entered into a floating-rate one-year $250 million term loan agreement and borrowed the full $250 million pursuant to the terms of the agreement. These borrowings were used to repay outstanding commercial paper that was issued to repay the Company's 2.75% senior notes, which matured on February 1, 2016. All borrowings under the Agreement will be due and payable February 24, 2017. However, if the Company's proposed Merger with Dominion Resources is completed prior to the maturity date, it is expected that Dominion will repay the term loan within 30 days after completion of the transaction.

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

At March 31, 2016, combined short-term debt, long-term debt and capital lease obligations were 52% and equity was 48% of total capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk is disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ending March 31, 2016, there were no material changes in quantitative and qualitative disclosures about market risk.

Forward-Looking Statements
This quarterly report may contain or incorporate by reference information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Questar 2016 Form 10-Q	36

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on such evaluation, such officers have concluded that, as of March 31, 2016, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2016 Form 10-Q	37

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

Risks Associated with the Proposed Merger with Dominion Resources

The proposed Merger with Dominion Resources is subject to shareholder and regulatory approval. As disclosed in Item 1. Business, the Company and Dominion Resources entered into the Merger Agreement on January 31, 2016. Closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of Company Common Stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Public Service Commission of Utah (if required) and the Public Service Commission of Wyoming, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which has occurred), (iv) the absence of any law, statute, ordinance, code, rule, regulation, ruling, decree, judgment, injunction or order of a governmental authority that prohibits the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement, and (c) the absence of a material adverse effect on the Company. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing or requiring any undertakings, terms, conditions, liabilities, obligations, commitments or sanctions, or any structural or remedial actions that constitute a company material adverse effect.

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

Questar 2016 Form 10-Q	38

The Company's business will be impacted by the terms and conditions of the Merger Agreement. The Company made certain covenants in the Merger Agreement that will impact its business until the Merger is completed or the Merger Agreement terminates. These covenants limit the Company's ability to make significant changes to its business or pursue otherwise attractive business opportunities without the consent of Dominion Resources.

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

Litigation against the Company and its directors and officers challenging the Merger may prevent the Merger from being completed within the anticipated timeframe. The Company and/or its directors and officers have been named as defendants in class action lawsuits filed on behalf of public shareholders challenging the Merger and potentially seeking to enjoin the defendants from consummating the Merger on the agreed-upon terms. The outcome of these lawsuits is uncertain, and additional lawsuits may be brought or additional claims advanced concerning the Merger. An adverse judgment for monetary damages could have an adverse effect on Questar's operations. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

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

Revised terms of the Wexpro Agreements will impact Wexpro's earnings. In December 2014, Wexpro acquired an additional interest in its existing Wexpro-operated assets in the Canyon Creek Unit of southwestern Wyoming's Vermillion Basin. During 2015 Wexpro and Questar Gas submitted an application to the Commissions for approval to include the acquired Canyon Creek properties under the terms of the Wexpro II Agreement. As part of this application, Wexpro proposed significant changes to its cost-of-service program to enable future cost-of-service gas production to be more competitive with market prices. The proposed changes to the cost-of-service program were subsequently modified by a November 2015 Settlement Stipulation.

Questar 2016 Form 10-Q	39

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

Questar 2016 Form 10-Q	40

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

Questar Pipeline's plans to sell Questar Southern Trails Pipeline may not be successful. Questar Pipeline has begun a process to sell Questar Southern Trails Pipeline assets. Questar Pipeline's net book value of the western segment of Southern Trails Pipeline is approximately $24 million. The eastern segment of Southern Trails Pipeline continues to operate at a loss. The Company recorded an impairment on the eastern segment of Southern Trails Pipeline in 2013, reducing its book value to zero. Assuming the Company can identify a buyer and negotiate acceptable terms, the Company's objective is to sell the Questar Southern Trails Pipeline during 2016. There is no assurance that the Company will be successful in selling Questar Southern Trails Pipeline.

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

Questar 2016 Form 10-Q	41

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

Questar is dependent on bank credit arrangements and continued access to capital markets to successfully execute its operating strategies. Questar relies on access to short-term commercial paper and long-term capital markets. The Company is dependent on these capital sources to provide financing for working capital and certain projects. The availability and cost of these credit sources can vary significantly; and these capital sources may not remain available or the Company may not be able to obtain capital at a reasonable cost in the future. In lieu of commercial paper issuance, the Company at times has utilized credit facilities with banks to meet short-term funding needs. Questar has a $500 million revolving credit facility and a $250 million 364-day credit facility with various banks. The credit facilities expire upon a change of control, such as the proposed Merger with Dominion Resources. However, the credit facilities have been amended to allow for the continuation of the credit facilities for 30 days after the completion of the proposed Merger with Dominion Resources. Banks may be unable or unwilling to extend credit in the future. Questar's revolving credit facilities term loan and commercial-paper program are subject to variable interest rates. From time to time the Company may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt. A downgrade of credit ratings could increase the interest cost of debt and decrease future availability of capital from banks and other sources. While management believes it is important to maintain investment-grade credit ratings to conduct the Company's businesses, the Company may not be able to keep investment-grade ratings.

Questar is exposed to credit risk. Questar has credit exposure in outstanding accounts receivable from customers in all segments of its business, which could become significant. Credit risk may increase for certain customers and counterparties in the current low oil and gas price environment. Certain customers of Questar Pipeline face significant financial stress in the current economic environment. Questar maintains credit procedures, for example, by requiring deposits or prepayments to help manage this risk. Questar aggressively pursues collection of past-due accounts receivable and monitors customer-specific credit risk.

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

Questar 2016 Form 10-Q	42

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

Questar 2016 Form 10-Q	43

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

Questar is subject to changing U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration and state rules and regulations, which may increase costs. The Company is subject to PHMSA non-compliance risk due to significant legislative mandates and pending rulemaking. The reauthorization of the Pipeline Safety Act was approved by the Senate Commerce Committee in December 2015 with five amendments. The House Transportation and Infrastructure committee and the House Energy and Commerce committee are both working on versions of the reauthorization. The final consensus version of the bill is expected to be finalized later in 2016. It may include significant new or restated mandates, including emergency order authority for PHMSA. One of these amendments included the requirement for PHMSA to establish rules for improving the safety of underground natural gas storage facilities. It is possible that Congress and PHMSA will issue emergency regulation to hasten industry adoption of natural gas storage integrity management programs. This would increase costs to the Company.

In response to the last reauthorization in 2011, PHMSA recently released a Notice of Proposed Rulemaking (NPRM) to answer many of the congressional mandates required in that bill. This NPRM entitled "Safety of Gas Transmission Pipelines" is the most significant pipeline safety rule change since the Pipeline Safety Act was first enacted in 1970. Included in the NPRM are requirements for expanding integrity management beyond High Consequence Areas to Moderate Consequence Areas and highway crossings, expanding Management of Change requirements to all transmission lines, increasing records requirements and integrity verification for legacy pipe, increasing requirements for material documentation, enhancing MAOP verification requirements, changing corrosion control and repairs, and requiring coating control surveys. Also included are new requirements for gathering pipelines. The cost to conform to these and other rules could be substantial.

PHMSA completed several audits of Questar Pipeline facilities and records in the last three years with only minor findings and no proposed fines or corrective action orders. Questar Pipeline is currently in an integrated audit with PHMSA, which will take several weeks to complete. Auditors from the states of Utah, Wyoming and Idaho continue to inspect Questar Gas's records, facilities and practices but have issued only minor findings and no fines. Penalties associated with non-compliance could be substantial if violations and corrective-action orders are issued. The Company expects to continue to incur significant costs to upgrade or re-certify infrastructure to meet changing regulations and legislative mandates or to respond to escalating information requests.

FERC regulates the transportation and storage of natural gas and natural gas markets. Questar Pipeline's natural gas transportation and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy

Questar 2016 Form 10-Q	44

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

The underfunded status of the Company's defined benefit pension plans and postretirement medical and life insurance plans increases costs and may require large contributions, which may divert funds from other uses. As of December 31, 2015, the Company's defined benefit pension plans were $86.8 million underfunded and its postretirement medical and life insurance plans were $41.9 million underfunded. The level of underfunding decreased in 2015 because of contributions and an increase in the discount rate used to value the liabilities and changes in mortality tables partially offset by lower asset returns. The underfunded status of the plans may require large contributions, which may divert funds from other uses by the Company.

Questar 2016 Form 10-Q	45

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the first quarter of 2016. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2016:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 January 1, 2016 through January 31, 2016	—	$—	—	1,000,000
Month #2 February 1, 2016 through February 29, 2016	14,454	$24.94	—	1,000,000
Month #3 March 1, 2016 through March 31, 2016	106,164	$24.92	—	1,000,000
Total	120,618	$24.92	—

(1) There were 14,454 shares purchased in Month #2 and 106,164 shares purchased in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan and rollover shares used in exercising stock options.

(2) Questar's board of directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

ITEM 6.  EXHIBITS.

The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

Questar 2016 Form 10-Q	46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

April 28, 2016	/s/ Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar

April 28, 2016	/s/ Craig C. Wagstaff Craig C. Wagstaff President, Questar Gas

April 28, 2016	/s/ Micheal G. Dunn Micheal G. Dunn President, Questar Pipeline

April 28, 2016	/s/ Kevin W. Hadlock Kevin W. Hadlock Executive Vice President and Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2016 Form 10-Q	47

Exhibit Index

Exhibit No.	Description

EXHIBIT 10 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

Questar Corporation

10.1
Questar Gas Company, a wholly owned subsidiary of Questar Corporation, entered into a Second Amendment to Gas Gathering Agreement with QEPM Gathering I, LLC (Exhibit 10.1 of Questar Corporation's Current Report on Form 8-K filed March 24, 2016).

10.2	Questar Corporation entered into a floating-rate one-year $250 million Term Loan Agreement (Exhibit 10.1 of Questar Corporation's Current Report on Form 8-K filed February 26, 2016).

Questar Gas Company
10.3
Questar Gas Company, a wholly owned subsidiary of Questar Corporation, entered into a Second Amendment to Gas Gathering Agreement with QEPM Gathering I, LLC (Exhibit 10.1 of Questar Gas Company's Current Report on Form 8-K filed March 24, 2016).

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2016 Form 10-Q	48