Form 10-Q
period 2016-06-30
QUESTAR CORP; QUESTAR PIPELINE CO; QUESTAR GAS CO
filed 2016-08-04
CIK 751652, 764044, 68589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Questar Corporation	Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Questar Gas Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Questar Pipeline Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Questar Corporation	Yes [ ] No [X]
Questar Gas Company	Yes [ ] No [X]
Questar Pipeline Company	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of June 30, 2016.

Questar Corporation	without par value	175,440,133
Questar Gas Company	$2.50 per share par value	9,189,626
Questar Pipeline Company	$1.00 per share par value	6,550,843

Questar Gas Company and Questar Pipeline Company, as wholly-owned subsidiaries of a reporting company, meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

QUESTAR CORPORATION
QUESTAR GAS COMPANY
QUESTAR PIPELINE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

QUESTAR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions, except per-share amounts)
REVENUES
Questar Gas	$128.2	$141.7	$536.1	$516.5	$937.2	$936.1
Wexpro	1.9	10.1	5.4	16.4	11.9	31.9
Questar Pipeline	42.9	46.5	85.9	93.3	180.5	187.4
Other	1.1	1.0	3.0	1.7	7.8	3.6
Total Revenues	174.1	199.3	630.4	627.9	1,137.4	1,159.0

OPERATING EXPENSES
Cost of sales (excluding operating expenses shown separately)	(27.7)	(9.0)	130.8	122.8	183.2	185.2
Operating and maintenance	39.9	40.5	90.3	92.8	179.1	187.6
General and administrative	26.0	27.4	55.6	56.8	107.8	120.0
Pension settlement costs	—	—	—	—	16.7	—
Merger and restructuring costs	3.7	—	18.3	—	18.3	—
Production and other taxes	11.4	12.8	23.1	26.6	47.8	56.2
Depreciation, depletion and amortization	56.4	53.6	112.3	107.9	220.4	209.5
Abandonment and impairment	0.1	0.1	0.3	0.1	12.7	0.1
Total Operating Expenses	109.8	125.4	430.7	407.0	786.0	758.6
Net gain from asset sales	0.1	1.4	0.4	1.4	0.8	2.5
OPERATING INCOME	64.4	75.3	200.1	222.3	352.2	402.9
Interest and other income	1.1	1.5	2.1	2.9	3.4	6.5
Income from unconsolidated affiliate	0.9	1.0	1.9	1.9	3.7	3.6
Interest expense	(15.5)	(15.8)	(31.3)	(31.7)	(62.6)	(63.2)
INCOME BEFORE INCOME TAXES	50.9	62.0	172.8	195.4	296.7	349.8
Income taxes	(17.8)	(21.4)	(61.2)	(70.2)	(101.6)	(123.5)
NET INCOME	$33.1	$40.6	$111.6	$125.2	$195.1	$226.3

Earnings Per Common Share
Basic	$0.19	$0.23	$0.64	$0.71	$1.11	$1.29
Diluted	0.19	0.23	0.64	0.71	1.11	1.28
Weighted-average common shares outstanding
Used in basic calculation	176.0	176.4	175.9	176.3	175.9	176.1
Used in diluted calculation	176.2	176.6	176.2	176.5	176.1	176.4
Dividends per common share	$0.22	$0.21	$0.44	$0.42	$0.86	$0.80

See notes accompanying the financial statements

Questar 2016 Form 10-Q	3

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Net income	$33.1	$40.6	$111.6	$125.2	$195.1	$226.3
Other comprehensive income (loss):
Pension and other postretirement benefits	4.0	6.0	8.0	12.0	21.6	(93.7)
Interest rate cash flow hedge amortization	0.1	0.2	0.3	0.4	0.5	0.6
Commodity cash flow hedge	(0.9)	(0.3)	(1.1)	(0.3)	(1.0)	(0.3)
Income taxes	(1.1)	(2.2)	(2.7)	(4.6)	(8.1)	35.9
Net other comprehensive income (loss)	2.1	3.7	4.5	7.5	13.0	(57.5)
COMPREHENSIVE INCOME	$35.2	$44.3	$116.1	$132.7	$208.1	$168.8

See notes accompanying the financial statements

Questar 2016 Form 10-Q	4

QUESTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	June 30, 2015	Dec. 31, 2015
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$25.0
Accounts receivable, net	56.6	53.3	168.0
Unbilled gas accounts receivable	11.0	11.6	91.3
Gas stored underground	26.2	30.6	45.1
Materials and supplies	27.8	30.7	28.4
Current regulatory assets	21.0	57.1	70.0
Prepaid expenses and other	20.0	10.2	12.3
Total Current Assets	162.6	193.5	440.1
Property, Plant and Equipment	6,313.4	6,057.2	6,182.0
Accumulated depreciation, depletion and amortization	(2,424.2)	(2,272.5)	(2,333.3)
Net Property, Plant and Equipment	3,889.2	3,784.7	3,848.7
Investment in unconsolidated affiliate	23.5	24.3	23.9
Noncurrent regulatory assets	19.7	23.7	14.9
Other noncurrent assets	45.6	43.9	44.2
TOTAL ASSETS	$4,140.6	$4,070.1	$4,371.8

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$4.0	$2.5	$—
Short-term debt	459.0	228.0	457.6
Accounts payable and accrued expenses	159.7	201.0	224.8
Current regulatory liabilities	34.2	2.6	6.4
Current portion of long-term debt and capital lease obligation	1.3	277.0	251.3
Total Current Liabilities	658.2	711.1	940.1
Long-term debt and capital lease obligation, less current portion	997.9	998.6	998.2
Deferred income taxes	783.7	707.3	779.5
Asset retirement obligations	71.4	70.6	67.6
Defined benefit pension plan and other postretirement benefits	108.7	125.1	123.0
Noncurrent regulatory liabilities	85.1	74.9	75.6
Customer contributions in aid of construction	23.1	27.4	23.7
Other noncurrent liabilities	52.2	46.3	49.0

COMMON SHAREHOLDERS' EQUITY
Common stock	475.6	480.8	469.0
Retained earnings	1,065.5	1,021.8	1,031.4
Accumulated other comprehensive (loss)	(180.8)	(193.8)	(185.3)
Total Common Shareholders' Equity	1,360.3	1,308.8	1,315.1
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY	$4,140.6	$4,070.1	$4,371.8
See notes accompanying the financial statements

Questar 2016 Form 10-Q	5

QUESTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended
	June 30,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$111.6	$125.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	118.2	111.3
Deferred income taxes	1.1	(7.2)
Abandonment and impairment	0.3	0.1
Share-based compensation	5.4	6.3
Net (gain) from asset sales	(0.4)	(1.4)
(Income) from unconsolidated affiliate	(1.9)	(1.9)
Distributions from unconsolidated affiliate and other	2.8	2.6
Changes in operating assets and liabilities	207.8	66.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	444.9	301.2

INVESTING ACTIVITIES
Property, plant and equipment purchased	(146.2)	(127.3)
Questar Gas acquisition of gas distribution system	—	(11.4)
Cash used in disposition of assets	(1.5)	(1.8)
Proceeds from disposition of assets	0.4	1.1
NET CASH USED IN INVESTING ACTIVITIES	(147.3)	(139.4)

FINANCING ACTIVITIES
Common stock issued	3.9	1.5
Common stock repurchased	(2.8)	(4.1)
Short-term debt issued	250.0	—
Change in commercial paper, net	(248.6)	(119.0)
Checks outstanding in excess of cash balances	4.0	2.5
Long-term debt repaid	(250.0)	—
Capital lease obligation repaid	(0.6)	(0.6)
Revolver issuance costs paid	(1.2)	—
Dividends paid	(77.5)	(74.1)
Tax benefits from share-based compensation	0.2	—
NET CASH USED IN FINANCING ACTIVITIES	(322.6)	(193.8)
Change in cash and cash equivalents	(25.0)	(32.0)
Beginning cash and cash equivalents	25.0	32.0
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2016 Form 10-Q	6

QUESTAR GAS COMPANY
STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
REVENUES	$128.2	$141.7	$536.1	$516.5	$937.2	$936.1

OPERATING EXPENSES
Cost of natural gas sold (excluding operating expenses shown separately)	67.8	84.0	324.7	317.6	565.2	580.6
Operating and maintenance	24.9	24.8	59.5	57.9	113.5	114.3
General and administrative	11.4	12.8	24.4	26.2	48.8	52.3
Depreciation and amortization	15.0	13.6	29.7	27.1	57.7	53.9
Other taxes	5.3	5.1	10.6	9.7	20.2	17.6
Total Operating Expenses	124.4	140.3	448.9	438.5	805.4	818.7
OPERATING INCOME	3.8	1.4	87.2	78.0	131.8	117.4
Interest and other income	0.9	1.2	1.9	2.3	4.4	5.6
Interest expense	(7.5)	(7.1)	(15.2)	(14.2)	(29.3)	(28.3)
INCOME (LOSS) BEFORE INCOME TAXES	(2.8)	(4.5)	73.9	66.1	106.9	94.7
Income taxes	1.2	1.7	(27.9)	(25.1)	(37.6)	(34.8)
NET INCOME (LOSS)	$(1.6)	$(2.8)	$46.0	$41.0	$69.3	$59.9

See notes accompanying the financial statements

Questar 2016 Form 10-Q	7

QUESTAR GAS COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2016	June 30, 2015	Dec. 31, 2015
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$10.5
Accounts receivable, net	36.6	29.6	112.0
Unbilled gas accounts receivable	11.0	11.6	91.0
Accounts receivable from affiliates	72.1	68.3	69.2
Gas stored underground	23.1	26.1	43.9
Materials and supplies	16.7	18.7	17.1
Current regulatory assets	20.6	56.3	69.8
Prepaid expenses and other	4.2	3.8	3.5
Total Current Assets	184.3	214.4	417.0
Property, Plant and Equipment	2,684.8	2,455.4	2,570.3
Accumulated depreciation and amortization	(827.6)	(799.9)	(812.2)
Net Property, Plant and Equipment	1,857.2	1,655.5	1,758.1
Noncurrent regulatory assets	16.5	19.8	11.9
Other noncurrent assets	5.7	5.7	5.7
TOTAL ASSETS	$2,063.7	$1,895.4	$2,192.7

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Checks outstanding in excess of cash balances	$5.1	$4.1	$—
Notes payable to Questar	129.0	59.7	273.3
Accounts payable and accrued expenses	81.2	106.7	122.5
Accounts payable to affiliates	69.7	77.8	74.5
Customer advances	13.7	18.0	34.3
Current regulatory liabilities	32.8	1.0	4.0
Total Current Liabilities	331.5	267.3	508.6
Long-term debt	531.4	531.0	531.2
Deferred income taxes	449.2	382.0	436.7
Noncurrent regulatory liabilities	74.7	65.5	65.6
Customer contributions in aid of construction	23.1	27.4	23.7
Other noncurrent liabilities	2.3	2.5	2.2
COMMON SHAREHOLDER'S EQUITY
Common stock	23.0	23.0	23.0
Additional paid-in capital	267.6	266.1	266.8
Retained earnings	360.9	330.6	334.9
Total Common Shareholder's Equity	651.5	619.7	624.7
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$2,063.7	$1,895.4	$2,192.7

See notes accompanying the financial statements

Questar 2016 Form 10-Q	8

QUESTAR GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$46.0	$41.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.6	29.9
Deferred income taxes	12.5	(1.8)
Share-based compensation	0.8	0.7
Changes in operating assets and liabilities	182.3	95.0
NET CASH PROVIDED BY OPERATING ACTIVITIES	274.2	164.8

INVESTING ACTIVITIES
Property, plant and equipment purchased	(124.3)	(88.3)
Acquisition of gas distribution system	—	(11.4)
Cash used in disposition of assets	(1.2)	(1.4)
Proceeds from disposition of assets	0.1	0.1
Affiliated-company property, plant and equipment transfers	(0.1)	(0.1)
NET CASH USED IN INVESTING ACTIVITIES	(125.5)	(101.1)

FINANCING ACTIVITIES
Change in notes payable to Questar	(144.3)	(59.6)
Checks outstanding in excess of cash balances	5.1	4.1
Dividends paid to Questar	(20.0)	(28.0)
NET CASH USED IN FINANCING ACTIVITIES	(159.2)	(83.5)
Change in cash and cash equivalents	(10.5)	(19.8)
Beginning cash and cash equivalents	10.5	19.8
Ending cash and cash equivalents	$—	$—

See notes accompanying the financial statements

Questar 2016 Form 10-Q	9

QUESTAR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
REVENUES
From unaffiliated customers	$42.9	$46.5	$85.9	$93.3	$180.5	$187.4
From affiliated companies	17.5	17.8	36.8	37.2	74.7	73.9
Total Revenues	60.4	64.3	122.7	130.5	255.2	261.3

OPERATING EXPENSES
Operating and maintenance	9.0	8.9	17.6	19.0	36.2	39.8
General and administrative	8.9	10.5	19.2	21.0	37.1	40.1
Depreciation and amortization	13.7	13.7	27.4	27.7	54.3	55.0
Other taxes	2.2	2.1	4.5	4.4	8.9	8.8
Cost of sales (excluding operating expenses shown separately)	0.3	(0.2)	0.4	1.7	7.6	3.3
Total Operating Expenses	34.1	35.0	69.1	73.8	144.1	147.0
Net gain (loss) from asset sales	0.1	—	0.4	—	0.6	(0.5)
OPERATING INCOME	26.4	29.3	54.0	56.7	111.7	113.8
Interest and other income	0.2	0.2	0.3	0.4	0.8	1.2
Income from unconsolidated affiliate	0.9	1.0	1.9	1.9	3.7	3.6
Interest expense	(6.2)	(6.5)	(12.4)	(13.1)	(25.3)	(26.1)
INCOME BEFORE INCOME TAXES	21.3	24.0	43.8	45.9	90.9	92.5
Income taxes	(7.7)	(8.8)	(16.0)	(16.8)	(32.6)	(34.2)
NET INCOME	$13.6	$15.2	$27.8	$29.1	$58.3	$58.3

See notes accompanying the financial statements

Questar 2016 Form 10-Q	10

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Net income	$13.6	$15.2	$27.8	$29.1	$58.3	$58.3
Other comprehensive income (loss):
Interest rate cash flow hedge amortization	0.1	0.2	0.3	0.4	0.5	0.6
Commodity cash flow hedge	(0.9)	(0.3)	(1.1)	(0.3)	(1.0)	(0.3)
Income taxes	0.4	—	0.3	(0.1)	0.2	(0.1)
Net other comprehensive income (loss)	(0.4)	(0.1)	(0.5)	—	(0.3)	0.2
COMPREHENSIVE INCOME	$13.2	$15.1	$27.3	$29.1	$58.0	$58.5

See notes accompanying the financial statements

Questar 2016 Form 10-Q	11

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	June 30, 2015	Dec. 31, 2015
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1.6	$1.0	$10.2
Notes receivable from Questar	34.6	34.0	6.0
Accounts receivable, net	16.6	17.0	29.6
Accounts receivable from affiliates	51.9	47.1	49.8
Gas stored underground, at lower of average cost or market	3.1	4.5	1.2
Materials and supplies, at lower of average cost or market	6.5	7.4	6.7
Current regulatory assets	0.4	0.8	0.2
Prepaid expenses and other	3.0	2.8	4.4
Total Current Assets	117.7	114.6	108.1
Property, Plant and Equipment	1,860.4	1,843.6	1,851.1
Accumulated depreciation and amortization	(732.8)	(697.8)	(709.7)
Net Property, Plant and Equipment	1,127.6	1,145.8	1,141.4
Investment in unconsolidated affiliate	23.5	24.3	23.9
Noncurrent regulatory and other assets	7.4	8.0	7.1
TOTAL ASSETS	$1,276.2	$1,292.7	$1,280.5

LIABILITIES AND COMMON SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$16.8	$21.8	$16.1
Accounts payable to affiliates	12.3	9.1	15.8
Current regulatory liabilities	1.4	1.6	2.4
Current portion of long-term debt	—	25.1	—
Total Current Liabilities	30.5	57.6	34.3
Long-term debt, less current portion	431.2	430.9	431.0
Deferred income taxes	251.6	238.6	249.9
Noncurrent regulatory and other liabilities	17.7	16.0	16.3

COMMON SHAREHOLDER'S EQUITY
Common stock	6.6	6.6	6.6
Additional paid-in capital	354.3	352.7	353.4
Retained earnings	207.1	212.8	211.3
Accumulated other comprehensive (loss)	(22.8)	(22.5)	(22.3)
Total Common Shareholder's Equity	545.2	549.6	549.0
TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$1,276.2	$1,292.7	$1,280.5

See notes accompanying the financial statements

Questar 2016 Form 10-Q	12

QUESTAR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended June 30,
	2016	2015
	(in millions)
OPERATING ACTIVITIES
Net income	$27.8	$29.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.6	28.9
Deferred income taxes	1.6	(1.1)
Share-based compensation	0.9	1.3
Net (gain) from asset sales	(0.4)	—
(Income) from unconsolidated affiliate	(1.9)	(1.9)
Distributions from unconsolidated affiliate and other	2.6	2.4
Changes in operating assets and liabilities	6.9	(5.9)
NET CASH PROVIDED BY OPERATING ACTIVITIES	66.1	52.8

INVESTING ACTIVITIES
Property, plant and equipment purchased	(14.2)	(17.1)
Cash used in disposition of assets	(0.3)	(0.4)
Proceeds from disposition of assets	0.3	0.1
Affiliated-company property, plant and equipment transfers	0.1	0.1
NET CASH USED IN INVESTING ACTIVITIES	(14.1)	(17.3)

FINANCING ACTIVITIES
Change in notes receivable from Questar	(28.6)	6.1
Dividends paid to Questar	(32.0)	(48.0)
NET CASH USED IN FINANCING ACTIVITIES	(60.6)	(41.9)
Change in cash and cash equivalents	(8.6)	(6.4)
Beginning cash and cash equivalents	10.2	7.4
Ending cash and cash equivalents	$1.6	$1.0

See notes accompanying the financial statements

Questar 2016 Form 10-Q	13

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

On February 23, 2016, the Federal Trade Commission granted early termination of the 30-day waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act with regards to the Merger. On March 3, 2016, Questar and Parent jointly filed merger applications with the Public Service Commission of Utah and the Wyoming Public Service Commission and provided notice of the proposed Merger to the Idaho Public Utilities Commission. Hearings are scheduled in Utah and Wyoming during the third quarter. A shareholder vote was held and approval of the Merger was granted on May 12, 2016.

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

The preparation of financial statements and notes in conformity with GAAP requires that management make estimates and assumptions that affect the amounts of revenues, expenses, assets and liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from estimates. The results of operations for the three, six and 12 months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Certain reclassifications were made to prior year information to conform to the current year presentation. See Note 13 for further information.

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

Questar 2016 Form 10-Q	15

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

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Questar Gas
Gas purchases	$2.3	$2.2	$49.1	$43.2	$88.4	$83.1
Operator service fee	78.9	75.5	158.7	160.3	317.4	326.5
Transportation and storage	17.4	18.1	39.7	40.3	78.6	79.2
Gathering	5.6	5.6	11.4	11.0	22.5	22.3
Royalties	4.6	6.9	10.3	18.8	24.8	43.3
Storage (injection) withdrawal, net	(15.9)	(16.7)	20.8	14.2	3.1	1.7
Purchased-gas account adjustment	(26.5)	(8.9)	32.1	27.3	25.3	19.6
Other	1.4	1.3	2.6	2.5	5.1	4.9
Total Questar Gas cost of natural gas sold	67.8	84.0	324.7	317.6	565.2	580.6
Elimination of Questar Gas cost of natural gas sold - affiliated companies	(96.2)	(93.2)	(195.2)	(197.2)	(391.5)	(399.9)
Total Questar Gas cost of natural gas sold - unaffiliated parties	(28.4)	(9.2)	129.5	120.4	173.7	180.7
Questar Pipeline
Questar Pipeline cost of sales	0.3	(0.2)	0.4	1.7	7.6	3.3
Other cost of sales	0.4	0.4	0.9	0.7	1.9	1.2
Total cost of sales	$(27.7)	$(9.0)	$130.8	$122.8	$183.2	$185.2

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

Questar 2016 Form 10-Q	16

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Weighted-average basic common shares outstanding	176.0	176.4	175.9	176.3	175.9	176.1
Potential number of shares issuable under the Company's LTSIP	0.2	0.2	0.3	0.2	0.2	0.3
Weighted-average diluted common shares outstanding	176.2	176.6	176.2	176.5	176.1	176.4

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

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
3 Months Ended June 30, 2016
	(in millions)
AOCI at beginning of period	$(160.6)	$(22.1)	$(0.3)	$0.1	$(182.9)
OCI before reclassifications	—	—	(0.9)	—	(0.9)
Reclassified from AOCI(1)	4.0	0.1	—	—	4.1
Income taxes
OCI before reclassifications	—	—	0.4	—	0.4
Reclassified from AOCI(2)	(1.5)	—	—	—	(1.5)
Total income taxes	(1.5)	—	0.4	—	(1.1)
Net other comprehensive income (loss)	2.5	0.1	(0.5)	—	2.1
AOCI at end of period	$(158.1)	$(22.0)	$(0.8)	$0.1	$(180.8)

Questar 2016 Form 10-Q	17

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
3 Months Ended June 30, 2015
	(in millions)
AOCI at beginning of period	$(175.2)	$(22.4)	$—	$0.1	$(197.5)
OCI before reclassifications	—	—	(0.3)	—	(0.3)
Reclassified from AOCI(1)	6.0	0.2	—	—	6.2
Income taxes
OCI before reclassifications	—	—	0.1	—	0.1
Reclassified from AOCI(2)	(2.2)	(0.1)	—	—	(2.3)
Total income taxes	(2.2)	(0.1)	0.1	—	(2.2)
Net other comprehensive income (loss)	3.8	0.1	(0.2)	—	3.7
AOCI at end of period	$(171.4)	$(22.3)	$(0.2)	$0.1	$(193.8)

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
6 Months Ended June 30, 2016
	(in millions)
AOCI at beginning of period	$(163.1)	$(22.2)	$(0.1)	$0.1	$(185.3)
OCI before reclassifications	—	—	(1.1)	—	(1.1)
Reclassified from AOCI(1)	8.0	0.3	—	—	8.3
Income taxes
OCI before reclassifications	—	—	0.4	—	0.4
Reclassified from AOCI(2)	(3.0)	(0.1)	—	—	(3.1)
Total income taxes	(3.0)	(0.1)	0.4	—	(2.7)
Net other comprehensive income (loss)	5.0	0.2	(0.7)	—	4.5
AOCI at end of period	$(158.1)	$(22.0)	$(0.8)	$0.1	$(180.8)

	Pension and OPB	Interest rate cash flow hedges	Commodity cash flow hedges	Long-term investment	Total
6 Months Ended June 30, 2015
	(in millions)
AOCI at beginning of period	$(178.9)	$(22.5)	$—	$0.1	$(201.3)
OCI before reclassifications	—	—	(0.3)	—	(0.3)
Reclassified from AOCI(1)	12.0	0.4	—	—	12.4
Income taxes
OCI before reclassifications	—	—	0.1	—	0.1
Reclassified from AOCI(2)	(4.5)	(0.2)	—	—	(4.7)
Total income taxes	(4.5)	(0.2)	0.1	—	(4.6)
Net other comprehensive income (loss)	7.5	0.2	(0.2)	—	7.5
AOCI at end of period	$(171.4)	$(22.3)	$(0.2)	$0.1	$(193.8)

(1) Interest rate cash flow hedge amounts are included in their entirety as charges to interest expense on the Consolidated Statements of Income.

Questar 2016 Form 10-Q	18

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

Note 6 - Asset Retirement Obligations

Questar records an asset retirement obligation (ARO) along with an increase to the carrying value of the related property, plant and equipment when there is a legal obligation associated with the retirement of a tangible long-lived asset. Questar's AROs apply primarily to abandonment costs associated with gas and oil wells, production facilities and certain other properties. The Company has not recorded AROs on a majority of its long-lived transportation and distribution assets because the Company does not have a legal obligation to restore the area surrounding abandoned assets. The fair value of retirement costs is estimated by Company personnel based on abandonment costs of similar properties available to field operations and depreciated over the life of the related assets. Revisions to estimates result from material changes in the expected timing or amount of cash flows associated with AROs. Income or expense resulting from the settlement of ARO liabilities sold is included in net gain (loss) from asset sales on the Consolidated Statements of Income. The ARO liability is adjusted to present value each period through an accretion calculation using a credit-adjusted risk-free interest rate. Changes in Questar's AROs from the Condensed Consolidated Balance Sheets were as follows:

	6 Months Ended
	June 30,
	2016	2015
	(in millions)
AROs at beginning of year	$67.6	$69.3
Accretion	2.1	1.7
Liabilities incurred	0.2	0.5
Revisions in estimated cash flows	2.1	5.7
Liabilities settled	(0.6)	(6.6)
AROs at end of period	$71.4	$70.6

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

Note 7 - Fair Value Measurements

Questar complies with the accounting standards for fair value measurements and disclosures. The standards establish a fair value hierarchy. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company had no assets or liabilities measured using Level 3 inputs at June 30, 2016, June 30, 2015, or December 31, 2015. Fair value accounting standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. At December 31, 2015, the Company recorded a pre-tax abandonment and impairment charge of $12.1 million for the South Moxa leasehold. Thus, the South Moxa leasehold was reported at fair value on a nonrecurring basis at December 31, 2015. Questar did not have any assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2016 or June 30, 2015.

Questar 2016 Form 10-Q	19

Questar
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2016		June 30, 2015		Dec. 31, 2015
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$25.0	$25.0
Long-term investment	1	16.6	16.6	16.7	16.7	14.1	14.1
Financial liabilities
Checks outstanding in excess of cash balances	1	4.0	4.0	2.5	2.5	—	—
Short-term debt	1	459.0	459.0	228.0	228.0	457.6	457.6
Long-term debt, including current portion	2	962.6	1,086.5	1,237.8	1,320.5	1,212.3	1,263.7

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

Questar Gas
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Gas's financial statements in this Quarterly Report:

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2016		June 30, 2015		Dec. 31, 2015
		(in millions)
Financial assets
Cash and cash equivalents	1	$—	$—	$—	$—	$10.5	$10.5
Financial liabilities
Checks outstanding in excess of cash balances	1	5.1	5.1	4.1	4.1	—	—
Notes payable to Questar	1	129.0	129.0	59.7	59.7	273.3	273.3
Long-term debt	2	531.4	618.5	531.0	581.5	531.2	568.4

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

Questar Pipeline
The following table discloses the carrying amount, estimated fair value and level within the fair value hierarchy of certain financial instruments not disclosed in other notes to Questar Pipeline's financial statements in this Quarterly Report:

Questar 2016 Form 10-Q	20

	Hierarchy Level of Fair Value Estimates	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2016		June 30, 2015		Dec. 31, 2015
		(in millions)
Financial assets
Cash and cash equivalents	1	$1.6	$1.6	$1.0	$1.0	$10.2	$10.2
Notes receivable from Questar	1	34.6	34.6	34.0	34.0	6.0	6.0
Financial liabilities
Long-term debt, including current portion	2	431.2	468.0	456.0	487.6	431.0	445.2

The carrying amounts of notes receivable from Questar approximate fair value because of their short maturities and market-based interest rates. The fair value of fixed-rate long-term debt is based on the discounted present value of cash flows using Questar Pipeline's current credit risk-adjusted borrowing rates.

Note 8 - Derivatives and Hedging

Questar and its subsidiaries may enter into derivative instruments to manage exposure to changes in current and future market interest rates. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt. See the Condensed Consolidated Statements of Comprehensive Income and Note 5 for details regarding reclassifications of AOCI related to deferred interest rate cash flow hedge losses to interest expense for the six months ended June 30, 2016 and June 30, 2015.

Reclassifications into earnings of amounts reported in AOCI will continue while interest expense is recorded for the hedged interest payments through maturity in 2041. Pre-tax net losses of $0.6 million are expected to be reclassified from AOCI to the Consolidated Statements of Income in the next 12 months. There was a $1.3 million derivative liability at June 30, 2016, a $0.2 million liability at December 31, 2015 and a $0.3 million liability at June 30, 2015.

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

Questar 2016 Form 10-Q	21

Following is a summary of operations by line of business:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Revenues from Unaffiliated Customers
Questar Gas	$128.2	$141.7	$536.1	$516.5	$937.2	$936.1
Wexpro	1.9	10.1	5.4	16.4	11.9	31.9
Questar Pipeline	42.9	46.5	85.9	93.3	180.5	187.4
Other	1.1	1.0	3.0	1.7	7.8	3.6
Total	$174.1	$199.3	$630.4	$627.9	$1,137.4	$1,159.0

Revenues from Affiliated Companies
Wexpro	$78.9	$75.6	$158.7	$160.4	$317.4	$326.7
Questar Pipeline	17.5	17.8	36.8	37.2	74.7	73.9
Total	$96.4	$93.4	$195.5	$197.6	$392.1	$400.6

Operating Income (Loss)
Questar Gas	$3.8	$1.4	$87.2	$78.0	$131.8	$117.4
Wexpro	39.1	41.8	78.8	83.5	142.7	172.5
Questar Pipeline	26.4	29.3	54.0	56.7	111.7	113.8
Corporate and other	(4.9)	2.8	(19.9)	4.1	(34.0)	(0.8)
Total	$64.4	$75.3	$200.1	$222.3	$352.2	$402.9

Net Income (Loss)
Questar Gas	$(1.6)	$(2.8)	$46.0	$41.0	$69.3	$59.9
Wexpro	26.1	27.9	52.3	55.6	95.6	116.5
Questar Pipeline	13.6	15.2	27.8	29.1	58.3	58.3
Corporate and other	(5.0)	0.3	(14.5)	(0.5)	(28.1)	(8.4)
Total	$33.1	$40.6	$111.6	$125.2	$195.1	$226.3

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

Questar is subject to and complies with minimum-required and maximum-allowed annual contribution levels for its qualified pension plan, as determined by the Employee Retirement Income Security Act and the Internal Revenue Code. The 2016 estimated net cost for the qualified pension plan is $8.1 million.

The Company also has a nonqualified pension plan that covers a group of management employees in addition to the noncontributory qualified pension plan. The nonqualified pension plan provides for defined benefit payments upon retirement of the management employee, above the benefit limit defined by the Internal Revenue Service (IRS) for the qualified plan. The nonqualified pension plan is unfunded; benefits are paid from the Company's general funds. The 2016 estimated net cost for the nonqualified pension plan is $5.2 million.

Questar 2016 Form 10-Q	22

Components of the qualified and nonqualified net periodic pension cost are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$3.1	$3.4	$6.1	$6.8	$13.1	$12.6
Interest cost	8.1	8.1	16.3	16.2	32.8	32.9
Expected return on plan assets	(12.1)	(11.7)	(24.3)	(23.3)	(48.7)	(45.6)
Prior service cost	—	—	—	—	0.1	0.3
Recognized net actuarial loss	3.7	5.7	7.5	11.4	18.0	18.9
Settlement costs	1.1	—	1.1	—	17.8	—
Net pension cost	$3.9	$5.5	$6.7	$11.1	$33.1	$19.1

The Company currently estimates a $2.4 million net cost for postretirement benefits other than pensions in 2016, before accretion of a regulatory liability. Net periodic postretirement benefit cost components are listed in the table below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost	$0.1	$0.1	$0.2	$0.3	$0.5	$0.6
Interest cost	0.9	0.9	1.8	1.8	3.5	3.6
Expected return on plan assets	(0.7)	(0.8)	(1.4)	(1.6)	(3.0)	(3.1)
Recognized net actuarial loss	0.3	0.3	0.5	0.6	1.1	0.7
Accretion of regulatory liability	0.2	0.2	0.4	0.4	1.0	0.8
Net postretirement benefit cost	$0.8	$0.7	$1.5	$1.5	$3.1	$2.6

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

Questar 2016 Form 10-Q	23

ORRI expired and a new lease was issued by the State of Wyoming unburdened by the 4% ORRI. A jury decision was reached on February 13, 2015, that awarded the Plaintiffs $14.1 million from Wexpro and $16.2 million from QEP. Wexpro and QEP have filed an appeal of the case to the Wyoming Supreme Court and briefing began in May 2016 and will conclude in August 2016. Wexpro has accrued its estimate of liability in the case. Any additional royalties will be recovered from Questar Gas’s customers.

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

As of August 3, 2016, six lawsuits challenging the Merger have been filed purportedly on behalf of Questar shareholders, of which four are pending in the Third District Court, Salt Lake County, Utah, and two are pending in the United States District Court of Utah, Central Division. Each of the lawsuits names Questar, Questar’s directors, Dominion Resources and Diamond Beehive Corp. as defendants. The named plaintiffs in the four lawsuits pending in Third District Court are John Hansen, Eric Senatori, Shiva Stein and James E. Toth, and Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund, respectively. The named plaintiffs in the two lawsuits pending in U.S. District Court are Kevin Hessel and Dan Ipson, respectively.

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

On April 21, 2016, the Third District Court granted a request to consolidate all four cases pending in Third District Court into Teamsters Local 456 Pension Fund, et. al. v. Ronald W. Jibson, et. al. (Case No. 160900938). On April 22, 2016, the court appointed Teamsters Local 456 Pension Fund as lead plaintiff in the consolidated matter. The court also appointed lead counsel and liaison counsel. On May 5, 2016 the parties of the state action entered into a Memorandum of Understanding and reached an agreement-in-principle providing for settlement of the state action, subject to confirmatory discovery and court approval. The federal plaintiffs are not signatories to the MOU and their cases remain pending, although the federal plaintiffs have stated that they intend to dismiss the federal cases within five days of the approval of the settlement and entry of an Order and Final Judgment in the state cases.

The outcome of these lawsuits is uncertain, and additional lawsuits may be brought or additional claims advanced concerning the Merger. An adverse judgment for monetary damages could have an adverse effect on Questar’s operations.

Note 12 - Asset Impairments

During the fourth quarter of 2015, Wexpro recorded a pre-tax abandonment and impairment charge of $12.1 million for the South Moxa leasehold because current oil market prices do not support an oil drilling program.

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

Questar 2016 Form 10-Q	24

guidance that is being superseded was never effective. the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the ASU's effect on its financial position, results of operations or cash flows.

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
In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update). This update adds SEC staff guidance to the Codification that the SEC staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The guidance was issued in response to questions that arose after the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, in April 2015. There was no impact to the financial statements as a result of this update.

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

Questar 2016 Form 10-Q	25

presented. The Company has adopted this update for the current reporting period and has retrospectively adjusted all periods presented. The prior period debt issuance costs (asset) were netted against the debt within the liability section of the balance sheet. The resulting effect on the balance sheet was a reduction in assets with a corresponding reduction in liabilities.

Questar 2016 Form 10-Q	26

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information updates the discussion of Questar's financial condition provided in its 2015 Form 10-K and analyzes the changes in the results of operations between the three, six and 12 months ended June 30, 2016 and 2015. For definitions of commonly used terms found in this Quarterly Report, please refer to the "Glossary of Commonly Used Terms" provided in Questar's 2015 Form 10-K.

RESULTS OF OPERATIONS

Following are comparisons of net income by line of business:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
	(in millions, except per-share amounts)
Questar Gas	$(1.6)	$(2.8)	$1.2	$46.0	$41.0	$5.0	$69.3	$59.9	$9.4
Wexpro(3)	26.1	27.9	(1.8)	52.3	55.6	(3.3)	95.6	116.5	(20.9)
Questar Pipeline	13.6	15.2	(1.6)	27.8	29.1	(1.3)	58.3	58.3	—
Corporate and other(1),(2)	(5.0)	0.3	(5.3)	(14.5)	(0.5)	(14.0)	(28.1)	(8.4)	(19.7)
Net income	$33.1	$40.6	$(7.5)	$111.6	$125.2	$(13.6)	$195.1	$226.3	$(31.2)
Add: after-tax merger and restructuring costs(1)	2.3	—	2.3	11.3	—	$11.3	11.3	—	11.3
Add: after-tax pension settlement charge(2)	—	—	—	—	—	$—	10.3	—	10.3
Add: after-tax Wexpro's leasehold impairment charge(3)	—	—	—	—	—	$—	7.9	—	7.9
Adjusted earnings	$35.4	$40.6	$(5.2)	$122.9	$125.2	$(2.3)	$224.6	$226.3	$(1.7)

Earnings per share - diluted	$0.19	$0.23	$(0.04)	$0.64	$0.71	$(0.07)	$1.11	$1.28	$(0.17)
Add: diluted loss per share attributable to merger and restructuring costs(1)	0.01	—	0.01	0.06	—	0.06	0.06	—	0.06
Add: diluted loss per share attributable to pension settlement charge(2)	—	—	—	—	—	—	0.06	—	0.06
Add: diluted loss per share attributable to Wexpro's leasehold impairment charge(3)	—	—	—	—	—	—	0.05	—	0.05
Adjusted earnings per share - diluted	$0.20	$0.23	$(0.03)	$0.70	0.71	$(0.01)	$1.28	$1.28	$—

Weighted-average diluted shares	176.2	176.6	(0.4)	176.2	176.5	(0.3)	176.1	176.4	(0.3)

(1) First quarter 2016 costs associated with proposed Merger and restructuring costs.
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

Questar 2016 Form 10-Q	27

QUESTAR GAS
Questar Gas reported a net loss of $1.6 million in the second quarter of 2016 compared to net loss of $2.8 million in the second quarter of 2015. Questar Gas net income was $46.0 million in the first half of 2016 compared to $41.0 million in the first half of 2015. Net income was $69.3 million in the 12 months ended June 30, 2016, compared to $59.9 million in the year-earlier period. Questar Gas, because of the seasonal nature of its business, typically reports income in the first and fourth quarters of the year and losses in the second and third quarters of the year.

Questar 2016 Form 10-Q	28

Following is a summary of Questar Gas financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
	(in millions)
Net Income (Loss)
Revenues
Residential and commercial sales	$112.9	$124.9	$(12.0)	$504.6	$481.1	$23.5	$870.8	$856.0	$14.8
Industrial sales	4.5	6.3	(1.8)	9.5	12.4	(2.9)	20.7	28.6	(7.9)
Transportation for industrial customers	5.7	4.7	1.0	11.7	10.0	1.7	22.9	19.3	3.6
Service	1.3	1.3	—	2.8	2.7	0.1	4.8	4.7	0.1
Other	3.8	4.5	(0.7)	7.5	10.3	(2.8)	18.0	27.5	(9.5)
Total Revenues	128.2	141.7	(13.5)	536.1	516.5	19.6	937.2	936.1	1.1
Cost of natural gas sold	67.8	84.0	(16.2)	324.7	317.6	7.1	565.2	580.6	(15.4)
Margin	60.4	57.7	2.7	211.4	198.9	12.5	372.0	355.5	16.5
Other Operating Expenses
Operating and maintenance	24.9	24.8	0.1	59.5	57.9	1.6	113.5	114.3	(0.8)
General and administrative	11.4	12.8	(1.4)	24.4	26.2	(1.8)	48.8	52.3	(3.5)
Depreciation and amortization	15.0	13.6	1.4	29.7	27.1	2.6	57.7	53.9	3.8
Other taxes	5.3	5.1	0.2	10.6	9.7	0.9	20.2	17.6	2.6
Total Other Operating Expenses	56.6	56.3	0.3	124.2	120.9	3.3	240.2	238.1	2.1
Net gain (loss) from asset sales	—	—	—	—	—	—	—	—	—
OPERATING INCOME	3.8	1.4	2.4	87.2	78.0	9.2	131.8	117.4	14.4
Interest and other income	0.9	1.2	(0.3)	1.9	2.3	(0.4)	4.4	5.6	(1.2)
Interest expense	(7.5)	(7.1)	(0.4)	(15.2)	(14.2)	(1.0)	(29.3)	(28.3)	(1.0)
Income taxes	1.2	1.7	(0.5)	(27.9)	(25.1)	(2.8)	(37.6)	(34.8)	(2.8)
NET INCOME (LOSS)	$(1.6)	$(2.8)	$1.2	$46.0	$41.0	$5.0	$69.3	$59.9	$9.4

Operating Statistics
Natural gas volumes (MMdth)
Residential and commercial sales	13.2	13.9	(0.7)	60.0	51.0	9.0	103.0	90.6	12.4
Industrial sales	0.7	0.9	(0.2)	1.4	1.8	(0.4)	2.9	4.0	(1.1)
Transportation for industrial customers	22.9	18.8	4.1	45.5	36.4	9.1	86.3	79.1	7.2
Total industrial	23.6	19.7	3.9	46.9	38.2	8.7	89.2	83.1	6.1
Total deliveries	36.8	33.6	3.2	106.9	89.2	17.7	192.2	173.7	18.5
Natural gas revenue (per dth)
Residential and commercial sales	$8.54	$9.03	$(0.49)	$8.41	$9.44	$(1.03)	$8.45	$9.45	$(1.00)
Industrial sales	6.44	6.55	(0.11)	6.74	6.87	(0.13)	7.21	7.38	(0.17)
Transportation for industrial customers	0.25	0.25	—	0.26	0.27	(0.01)	0.27	0.24	0.03
(Warmer) than normal temperatures	(36%)	(19%)	(17%)	(14%)	(23%)	9%	(14%)	(21%)	7%
Temperature-adjusted usage per customer (dth)	16.3	14.8	1.5	64.6	60.0	4.6	107.9	101.7	6.2
Customers at June 30, (in thousands)	999	979	20

Questar 2016 Form 10-Q	29

Margin Analysis
Questar Gas margin (revenues minus gas costs) increased $2.7 million in the second quarter of 2016 compared to the second quarter of 2015, increased $12.5 million in the first half of 2016 compared to the first half of 2015 and increased $16.5 million in the 12 months ended June 30, 2016, compared to the 12 months ended June 30, 2015. Following is a summary of major changes in Questar Gas margin:

	3 Months 2016 vs. 2015	6 Months 2016 vs. 2015	12 Months 2016 vs. 2015
	(in millions)
Customer growth	$0.9	$4.0	$6.9
Transportation	0.8	1.3	2.9
Infrastructure-replacement cost recovery	0.9	4.9	7.7
Energy-efficiency program cost recovery	0.3	1.9	(1.5)
Other	(0.2)	0.4	0.5
Increase	$2.7	$12.5	$16.5

At June 30, 2016, Questar Gas served 998,933 customers, up 2.1% from 978,674 at June 30, 2015. Customer growth increased the margin by $0.9 million in the second quarter of 2016, $4.0 million in the first half of 2016 and $6.9 million in the 12 months ended June 30, 2016.

Transportation service revenues increased the margin during the three-, six- and 12-month periods ended June 30, 2016 due to higher rates and higher transportation volumes in the 12-month period and higher volumes in the three- and six-month periods.

Questar Gas has an infrastructure cost-tracking mechanism that allows the company to place into rate base and earn on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. A March 2014 Utah general rate case reset the recovery of costs under the infrastructure-replacement program into general rates until Questar Gas invested $84 million in new pipelines. This dollar threshold was met in November 2014. Thereafter, Questar Gas was able to recover program capital expenditures through the infrastructure-replacement mechanism. Questar Gas margin from the infrastructure-replacement program was $0.9 million higher in the second quarter of 2016 than the second quarter of 2015, 4.9 million higher in the first half of 2016 compared to 2015 and $7.7 million higher in the 12 months ended June 30, 2016 compared to the 12 months ended June 30, 2015.

Higher recovery of energy-efficiency program costs increased Questar Gas margin by $0.3 million during the second quarter of 2016 and by $1.9 million during the first half of 2016 compared to 2015 periods while lower recovery of energy-efficiency program costs decreased the margin by $1.5 million in the 12-month period ended June 30, 2016. Energy-efficiency program costs are incurred to promote energy conservation by customers. Changes in the margin contribution from energy-efficiency program revenues are offset by equivalent changes in program expenses.

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

On July 1, 2016, Questar Gas filed a general rate case in Utah requesting a $22 million increase in rates and a continuation of an allowed return on equity of 9.85%. Hearings in the case are expected in the first quarter of 2017. Any changes in rates would be effective March 1, 2017.

Cost of Natural Gas Sold
Cost of natural gas sold decreased 19% in the second quarter of 2016, increased 2% in the first half of 2016 and decreased 3% in the 12 months ended June 30, 2016, compared to the same periods of 2015. The decrease in the three months ended June 30, 2016 was primarily due to lower volumes resulting from 17% warmer temperatures when compared to the same period last year and lower purchased gas prices. The decrease in the 12 months ended June 30, 2016 was primarily due to lower purchased gas prices. Questar Gas accounts for purchased-gas costs in accordance with procedures authorized by the Public Service Commission of Utah (PSCU) and the PSCW. Purchased-gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes. As of June 30, 2016, Questar Gas had a $29.0 million over-

Questar 2016 Form 10-Q	30

collected balance in the purchased-gas adjustment account representing amounts recovered from customers in excess of costs incurred. Questar Gas filed for a $29.8 million gas cost reduction effective June 2016 to reduce the over-collected balance.

Other Expenses
Operating and maintenance expenses were flat in the second quarter of 2016, increased 3% in the first half of 2016 and decreased 1% in the 12 months ended June 30, 2016, compared to the same periods of 2015. The increase in the first half of the year included higher energy-efficiency program costs of $1.9 million, while the decrease for 12 month period included lower energy-efficiency program costs of $1.5 million. The energy-efficiency program costs are for the company's energy-efficiency program and are recovered from customers through periodic rate changes. Excluding energy-efficiency program charges, operating and maintenance expenses were relatively flat for all periods.

General and administrative expenses, including medical and pension related costs, decreased 11% in the second quarter of 2016 and 7% for the six- and 12-month periods ended June 30, 2016 compared to the same prior year periods. The decreases for the second quarter and first six months were due to lower third-party claims, lower corporate allocations and lower employee-related costs. The decrease for the 12 months ended was caused by lower corporate allocations and lower employee-related costs. Operating, maintenance, general and administrative expenses per customer, exclusive of energy-efficiency program costs, were $137 in the 12 months ended June 30, 2016 and $143 in the 12 months ended June 30, 2015.

Other taxes were 4% higher in the second quarter of 2016, 9% higher in the first half of 2016 and 15% higher in the 12 months ended June 30, 2016, compared to year-earlier periods. The increases were primarily due to higher property taxes.

Depreciation and amortization expense increased 10% in the second quarter of 2016, 10% in the first half of 2016 and 7% in the 12 months ended June 30, 2016 compared to the 2015 periods. The higher expense was caused by plant additions driven by customer growth and infrastructure replacements.

WEXPRO
Wexpro reported net income of $26.1 million in the second quarter of 2016 compared to $27.9 million in the second quarter of 2015. Wexpro earned $52.3 million in the first half of 2016 compared to $55.6 million in the first half of 2015 and $95.6 million for the 12 months ended June 30, 2016, compared to $116.5 million for the year-earlier period.

Questar 2016 Form 10-Q	31

Following is a summary of Wexpro financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
	(in millions)
Net Income
Revenues
Operator service fee	$78.0	$74.6	$3.4	$159.2	$159.1	$0.1	$313.4	$326.2	$(12.8)
Oil and NGL sales	2.4	3.7	(1.3)	3.8	6.4	(2.6)	8.8	18.2	(9.4)
Natural gas sales	0.4	3.1	(2.7)	1.0	7.0	(6.0)	6.3	8.3	(2.0)
Other	—	4.3	(4.3)	0.1	4.3	(4.2)	0.8	5.9	(5.1)
Total Revenues	80.8	85.7	(4.9)	164.1	176.8	(12.7)	329.3	358.6	(29.3)
Operating Expenses
Operating and maintenance	5.8	5.8	—	11.8	14.1	(2.3)	25.1	29.4	(4.3)
Gathering and other handling	0.1	0.4	(0.3)	0.4	0.8	(0.4)	1.1	0.8	0.3
General and administrative	6.4	8.9	(2.5)	14.3	18.0	(3.7)	29.8	34.5	(4.7)
Production and other taxes	3.4	5.3	(1.9)	6.9	11.5	(4.6)	16.6	27.8	(11.2)
Depreciation, depletion and amortization	25.8	24.5	1.3	51.5	49.7	1.8	101.2	94.4	6.8
Exploration	0.1	0.3	(0.2)	0.1	0.5	(0.4)	0.3	2.1	(1.8)
Abandonment and impairment	0.1	0.1	—	0.3	0.1	0.2	12.7	0.1	12.6
Total Operating Expenses	41.7	45.3	(3.6)	85.3	94.7	(9.4)	186.8	189.1	(2.3)
Net gain from asset sales	—	1.4	(1.4)	—	1.4	(1.4)	0.2	3.0	(2.8)
OPERATING INCOME	39.1	41.8	(2.7)	78.8	83.5	(4.7)	142.7	172.5	(29.8)
Interest and other income	0.2	0.4	(0.2)	0.1	0.8	(0.7)	0.2	1.5	(1.3)
Interest expense	—	(0.1)	0.1	(0.1)	(0.1)	—	(0.2)	(0.2)	—
Income taxes	(13.2)	(14.2)	1.0	(26.5)	(28.6)	2.1	(47.1)	(57.3)	10.2
NET INCOME	$26.1	$27.9	$(1.8)	$52.3	$55.6	$(3.3)	$95.6	$116.5	$(20.9)

Operating Statistics
Production volumes
Natural gas - cost-of-service deliveries (Bcf)	14.6	14.3	0.3	29.0	29.3	(0.3)	57.4	56.6	0.8
Natural gas - sales (Bcf)	0.2	1.2	(1.0)	0.5	2.4	(1.9)	2.5	2.7	(0.2)
Oil and NGL (Mbbl)	101	106	(5)	211	233	(22)	442	511	(69)
Natural gas average sales price (per Mcf)	$1.79	$2.62	$(0.83)	$1.91	$2.86	$(0.95)	$2.54	$3.05	$(0.51)
Oil and NGL average sales price (per bbl)	$38.31	$46.52	$(8.21)	$31.02	$41.03	$(10.01)	$32.30	$57.15	$(24.85)
Investment base at June 30, (in millions)	$607.2	$629.5	$(22.3)

Revenues
Wexpro earned a 17.1% after-tax return on its average investment base for the 12 months ended June 30, 2016, compared to a return of 17.6% for the 12 months ended June 30, 2015. The decline in return was due to the addition of the Canyon Creek acquisition as a Wexpro II investment, which earns a lower return on the acquisition cost. Pursuant to the Wexpro agreements, Wexpro recovers its costs and receives an after-tax return on its investment base. Wexpro currently earns a return of 19.76% on gas development drilling of pre-2016 properties and a return of 7.64% on gas development drilling of post-2015 properties as well as 7.64% on acquisition costs of Wexpro II properties. Wexpro's investment base includes its costs of acquired properties and commercial wells and related facilities, adjusted for working capital, deferred income taxes and accumulated depreciation, depletion and amortization. Property acquisition costs only pertain to properties that have been approved under the Wexpro II

Questar 2016 Form 10-Q	32

Agreement by the PSCU and PSCW (the Commissions). The investment base decreased by 4% in the 12 months ended June 30, 2016. The decrease was due to depreciation, depletion and amortization recorded during the period, offset by deferred income taxes and investment in commercial wells.

Following is a summary of changes in the Wexpro investment base:

	12 Months Ended June 30,
	2016	2015
	(in millions)
Beginning investment base	$629.5	$674.5
Property acquisitions	46.4	—
Successful development wells and related equipment	15.9	36.1
Depreciation, depletion and amortization	(92.8)	(88.2)
Change in deferred income taxes	8.2	7.1
Ending investment base	$607.2	$629.5

The 12 months ended June 30, 2016 investment base includes the cost of the December 2014 Canyon Creek acquisition. The Commissions authorized the inclusion of this acquisition in Wexpro II in the fourth quarter of 2015 (see below for more details).

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

Wexpro produced 14.6 Bcf of cost-of-service natural gas for Questar Gas during the second quarter of 2016, up 2% from the second quarter of 2015, 29.0 Bcf in the first half of 2016, down 1% from the first half of 2015 and 57.4 Bcf in the 12 months ended June 30, 2016, up 1% compared to the 12 months ended June 30, 2015. Wexpro natural gas production currently provides the majority of Questar Gas's annual supply requirements.

Wexpro agreed to manage the combined production from the original Wexpro properties and the Trail acquisition to 65% of Questar Gas's annual forecasted demand. Beginning in June 2015 through May 2016 and for each subsequent 12-month period, if the combined annual production exceeds 65% of the forecasted demand and the cost-of-service price is greater than the Questar Gas purchased-gas price, an amount equal to the excess production times the excess price will be credited back to Questar Gas customers. Wexpro may also sell production on the market to manage the 65% level and credit back to Questar Gas customers the higher of market price or the cost-of-service price times the sales volumes. Wexpro remains below the 65% threshold which will decrease to 55% in 2020.

Revenues from oil and natural gas liquids (NGL) sales decreased 35% in the second quarter of 2016, 41% in the first half of 2016 and 52% in the 12 months ended June 30, 2016, compared to the year-earlier periods due to lower market prices and declining production volumes.

Revenues from natural gas sales decreased 87% in the second quarter of 2016, 86% in the first half of 2016 and 24% in the 12 months ended June 30, 2016 due to the transferring of the Canyon Creek properties under the Wexpro II agreement in the fourth quarter of 2015.

Other revenues consist primarily of gains on the sale of property that were credited back to Questar Gas customers through reductions of the operator service fee. In the second quarter of 2015, Wexpro sold its share of the Brady field, recognized a gain of $1.4 million and credited $3.8 million back to Questar Gas customers through a reduction in the operator service fee.

Expenses
Operating and maintenance expenses were flat during the second quarter of 2016, decreased 16% for the first half of 2016 and 15% for the 12 month period ended June 30, 2016, compared to prior year periods. The decreases were primarily due to lower water disposal and labor costs. The lease operating expense per Mcfe was $0.38 in the first half of 2016 compared to $0.42 in the first half of 2015.

Questar 2016 Form 10-Q	33

General and administrative expenses, including medical and pension related costs, were lower in the three-, six- and 12-month periods ended June 30, 2016, compared to prior year periods. The decreases were due to lower employee and corporate allocated costs.

Production and other taxes were lower in the three-, six- and 12-month periods ended June 30, 2016, compared to prior year periods. The variability in production and other taxes is due to changes in the production volumes and the prices of natural gas, oil and NGL.

Depreciation, depletion and amortization expense increased 5% in the second quarter, 4% in the first half of 2016 and 7% in the 12 months ended June 30, 2016, compared to the 2015 periods. The increases were largely due to the higher units of production ratio.

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

QUESTAR PIPELINE
Questar Pipeline reported second quarter 2016 net income of $13.6 million, compared with net income of $15.2 million in the second quarter of 2015. Questar Pipeline earned $27.8 million in the first half of 2016, down from $29.1 million in the first half of 2015 and earned $58.3 million in both the 12 months ended June 30, 2016 and 2015.

Questar 2016 Form 10-Q	34

Following is a summary of Questar Pipeline financial and operating results:

	3 Months Ended June 30,			6 Months Ended June 30,			12 Months Ended June 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
	(in millions)
Net Income
Revenues
Transportation	$46.1	$48.7	$(2.6)	$94.4	$99.1	$(4.7)	$189.9	$197.0	$(7.1)
Storage	9.4	9.2	0.2	19.0	18.7	0.3	37.7	37.4	0.3
NGL sales	0.6	0.7	(0.1)	0.8	1.3	(0.5)	2.0	4.1	(2.1)
Energy services	1.8	3.0	(1.2)	4.0	6.3	(2.3)	10.4	12.8	(2.4)
Natural gas sales	0.2	0.2	—	0.2	0.2	—	6.4	0.2	6.2
Other	2.3	2.5	(0.2)	4.3	4.9	(0.6)	8.8	9.8	(1.0)
Total Revenues	60.4	64.3	(3.9)	122.7	130.5	(7.8)	255.2	261.3	(6.1)
Operating Expenses
Operating and maintenance	9.0	8.9	0.1	17.6	19.0	(1.4)	36.2	39.8	(3.6)
General and administrative	8.9	10.5	(1.6)	19.2	21.0	(1.8)	37.1	40.1	(3.0)
Depreciation and amortization	13.7	13.7	—	27.4	27.7	(0.3)	54.3	55.0	(0.7)
Other taxes	2.2	2.1	0.1	4.5	4.4	0.1	8.9	8.8	0.1
Cost of sales	0.3	(0.2)	0.5	0.4	1.7	(1.3)	7.6	3.3	4.3
Total Operating Expenses	34.1	35.0	(0.9)	69.1	73.8	(4.7)	144.1	147.0	(2.9)
Net gain (loss) from asset sales	0.1	—	0.1	0.4	—	0.4	0.6	(0.5)	1.1
OPERATING INCOME	26.4	29.3	(2.9)	54.0	56.7	(2.7)	111.7	113.8	(2.1)
Interest and other income	0.2	0.2	—	0.3	0.4	(0.1)	0.8	1.2	(0.4)
Income from unconsolidated affiliate	0.9	1.0	(0.1)	1.9	1.9	—	3.7	3.6	0.1
Interest expense	(6.2)	(6.5)	0.3	(12.4)	(13.1)	0.7	(25.3)	(26.1)	0.8
Income taxes	(7.7)	(8.8)	1.1	(16.0)	(16.8)	0.8	(32.6)	(34.2)	1.6
NET INCOME	$13.6	$15.2	$(1.6)	$27.8	$29.1	$(1.3)	$58.3	$58.3	$—

Operating Statistics
Natural gas transportation volumes (MMdth)
For unaffiliated customers	158.3	183.5	(25.2)	319.1	355.8	(36.7)	704.1	719.4	(15.3)
For Questar Gas	16.7	13.8	2.9	61.8	55.1	6.7	114.3	107.3	7.0
Total transportation	175.0	197.3	(22.3)	380.9	410.9	(30.0)	818.4	826.7	(8.3)
Transportation revenue (per dth)	$0.26	$0.25	$0.01	$0.25	$0.24	$0.01	$0.23	$0.24	$(0.01)
Net firm-daily transportation demand at June 30, (in Mdth)	5,059	5,143	(84)
Natural gas processing
NGL sales (Mbbl)	31	32	(1)	44	61	(17)	104	120	(16)
NGL average sales price (per bbl)	$18.73	$23.45	$(4.72)	$17.09	$22.36	$(5.27)	$18.59	$34.72	$(16.13)

Revenues
As of June 30, 2016, Questar Pipeline had net firm transportation contracts of 5,059 Mdth per day, including 1,020 Mdth per day from Questar Pipeline's 50% ownership of White River Hub, compared with 5,143 Mdth per day as of June 30, 2015. Transportation revenues decreased in the in the three-, six- and 12-month periods ended June 30, 2016 compared to the prior year periods. The decreases are primarily due to reduced rates and contracted volumes on the Southern Trails Pipeline.

Questar 2016 Form 10-Q	35

Questar Pipeline earns significant revenue from Questar Gas, with contracts for 916 Mdth per day during the heating season and 841 Mdth per day during off-peak months. The majority of Questar Gas transportation contracts extend through mid-2017. Rockies Express Pipeline has leased capacity on the Questar Overthrust Pipeline for 625 Mdth per day through 2027. Wyoming Interstate Company has contracts on Questar Overthrust Pipeline for 429 Mdth per day with a weighted-average remaining life of 5.1 years. White River Hub’s contracts have a weighted-average remaining life of 9.8 years.

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

Proceeds from NGL sales decreased 14% in the second quarter of 2016, 38% in the first half of 2016 and 51% in the 12 months ended June 30, 2016 compared to the prior year periods. For the second quarter and first half of 2016, net realized price per barrel decreased 20% and 24% respectively while volumes decreased 3% and 28% respectively when compared with the prior year periods. For the 12 months ended June 30, 2016, net realized price per barrel decreased 46% and volumes decreased 13% when compared with the prior year period.

Periodically, Questar Pipeline sells natural gas received from conditioning gas at Clay Basin. Generally, revenue received from the sale of natural gas approximates cost.

Expenses
Operating and maintenance expenses were relatively flat in the second quarter of 2016, decreased 7% in the first half of 2016 and 9% in the 12 months ended June 30, 2016, compared to the corresponding 2015 periods. The decreases were driven by cost-control initiatives and lower maintenance activity.

General and administrative expenses, including medical and pension related costs, decreased 15% in the second quarter of 2016, 9% in the first half of 2016 and 7% in the 12 months ended June 30, 2016, compared to the prior year periods. The decreases were driven by lower employee-related costs and lower corporate allocations. Operating, maintenance, general and administrative expenses per dth transported were $0.10 in both the first half of 2016 the first half of 2015. Operating, maintenance, general and administrative expenses include processing and storage costs.

Depreciation and amortization expense was flat in the second quarter of 2016, and decreased 1% for both the six- and 12-month periods ended June 30, 2016, compared to the 2015 periods.

For the second quarter, cost of sales increased $0.5 million over 2015 levels driven by the second quarter 2015 $0.8 million recovery of the lower-of-cost-or-market adjustment recorded in the first quarter of 2015. For the first half of 2016, cost of sales decreased $1.3 million as a result of the $0.6 million net lower-of-cost-or-market adjustment recorded in 2015 and lower product sales due to declining demand during the 2016 period. For the 12 months ended June 30, 2016, cost of sales increased $4.3 million. This increase was driven by the sale of 2.3 MMdth of natural gas partially offset by declining product sales. Questar Pipeline received this gas to settle the shortfall between NGL revenue and the cost of service for conditioning gas at Clay Basin.

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

Questar 2016 Form 10-Q	36

2013, reducing its book value to zero. Assuming the Company can identify a buyer and negotiate acceptable terms, the Company's objective is to sell the Questar Southern Trails Pipeline during 2016. There is no assurance that the Company will be successful in selling Questar Southern Trails Pipeline.

Other Consolidated Results

Corporate Earnings and Other
Corporate earnings decreased $5.4 million in the second quarter of 2016, $14.3 million in the first half of 2016 and $20.4 million for the 12 months ended June 30, 2016, compared to the prior year periods. The decreases were primarily caused by costs associated with the proposed Merger with Dominion Resources, including financial advisor costs, legal costs, increases in the valuation of share-based deferred compensation and accelerated financing costs. See Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report.

Questar Fueling
Other consolidated results include losses from the start-up of Questar Fueling Company (Questar Fueling) operations. Questar Fueling builds, owns and operates compressed natural gas (CNG) fueling stations for fleet operators with medium- and heavy-duty trucks and tractors. These stations are customized to provide high-volume, high-speed CNG fueling for fleet operators and are also open to the general public. As of June 30, 2016, the company had 10 CNG stations in operation: Houston, DeSoto, San Antonio and Dallas, Texas; Topeka and Kansas City, Kansas, Phoenix, Arizona; Salt Lake City, Utah; Buttonwillow, California; and Denver Colorado. The company is planning and developing another station along a major transportation corridor in California. Questar Fueling net losses included in other consolidated results are presented below:

	3 Months Ended		6 Months Ended		12 Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Questar Fueling net loss	$(0.3)	$(0.4)	$(0.7)	$(1.0)	$(0.9)	$(1.6)

Income Taxes
Questar's effective combined federal and state income tax rate was 35.4% in the first half of 2016 compared to 35.9% in the first half of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities increased by 48% for the first half of 2016 compared to the first half of 2015. The increase was due to higher cash payments from customers. Net cash provided by operating activities is presented below:

	6 Months Ended June 30,
	2016	2015	Change
	(in millions)
Net income	$111.6	$125.2	$(13.6)
Noncash adjustments to net income	125.5	109.8	15.7
Changes in operating assets and liabilities	207.8	66.2	141.6
Net cash provided by operating activities	$444.9	$301.2	$143.7

Investing Activities
Capital expenditures for the first half of 2016 and 2015 and a forecast for calendar year 2016 are presented below:

Questar 2016 Form 10-Q	37

	6 Months Ended June 30,		Forecast 12 Months Ending December 31,
	2016	2015	2016
	(in millions)
Questar Gas	$124.3	$99.7	$240
Wexpro	7.3	15.2	85
Questar Pipeline	14.2	17.1	40
Corporate and other	0.4	6.5	10
Total capital expenditures, including acquisitions	$146.2	$138.5	$375

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

Financing Activities
In the first half of 2016, the Company increased short-term debt by $1.4 million for continuing operations.

Questar issues commercial paper to meet short-term financing requirements. The commercial-paper program is supported by revolving credit facilities with various banks that provide back-up credit liquidity. Credit commitments under the revolving credit facilities totaled $500 million under the multi-year credit facility and $250 million under the 364-day facility at December 31, 2015, with no amounts borrowed. The credit facilities expire upon a change of control such as the proposed Merger with Dominion Resources. However, the Company has amended its credit facilities to allow for the continuation of the credit facilities for 30 days after the completion of the proposed Merger with Dominion Resources. Commercial paper outstanding amounted to $209 million at June 30, 2016, compared with $228 million a year earlier. Availability under the revolving credit facilities is reduced by outstanding commercial paper amounts, resulting in net availability under the facilities of $541 million at June 30, 2016. Under the facilities, consolidated funded debt cannot exceed 70% of consolidated capitalization.

On February 24, 2016, the Company entered into a floating-rate one-year $250 million term loan agreement and borrowed the full $250 million pursuant to the terms of the agreement. These borrowings were used to repay outstanding commercial paper that was issued to repay the Company's 2.75% senior notes, which matured on February 1, 2016. All borrowings under the Agreement will be due and payable February 24, 2017. However, if the Company's proposed Merger with Dominion Resources is completed prior to the maturity date, it is expected that the term loan will be repaid within 30 days after completion of the transaction.

Questar Gas plans to issue $100 million of long-term debt in the private-placement market during the second half of 2016.

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

At June 30, 2016, combined short-term debt, long-term debt and capital lease obligations were 52% and equity was 48% of total capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information regarding quantitative and qualitative disclosures about market risk is disclosed in Part I, Item 1A and Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ending June 30, 2016, there were no material changes in quantitative and qualitative disclosures about market risk.

Questar 2016 Form 10-Q	38

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
The Chief Executive Officers and Chief Financial Officer of Questar, Questar Gas and Questar Pipeline have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on such evaluation, such officers have concluded that, as of June 30, 2016, Questar's, Questar Gas's and Questar Pipeline's disclosure controls and procedures are effective.

Changes in Internal Controls.
There were no changes in Questar's, Questar Gas's and Questar Pipeline's internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, Questar's, Questar Gas's and Questar Pipeline's internal control over financial reporting.

Questar 2016 Form 10-Q	39

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

Risks Associated with the Proposed Merger with Dominion Resources

The proposed Merger with Dominion Resources is subject to approval. As disclosed in Item 1. Business, the Company and Dominion Resources entered into the Merger Agreement on January 31, 2016. Closing of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of Company Common Stock, (ii) the receipt of regulatory approvals required to consummate the Merger, including approvals from the Public Service Commission of Utah (if required) and the Public Service Commission of Wyoming, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which has occurred), (iv) the absence of any law, statute, ordinance, code, rule, regulation, ruling, decree, judgment, injunction or order of a governmental authority that prohibits the consummation of the Merger, and (v) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s compliance in all material respects with its obligations and covenants contained in the Merger Agreement, and (c) the absence of a material adverse effect on the Company. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to the required regulatory approvals not imposing or requiring any undertakings, terms, conditions, liabilities, obligations, commitments or sanctions, or any structural or remedial actions that constitute a company material adverse effect. On February 23, 2016, the Federal Trade Commission granted early termination of the 30-day waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act with regards to the Merger. A shareholder vote was held and approval of the Merger was granted on May 12, 2016.

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

Questar 2016 Form 10-Q	40

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

The Company will incur significant costs associated with the Merger. The Company expects to incur significant costs associated with the Merger for financial advisory services, legal services, revaluation of share-based compensation, acceleration of executive compensation and change in control payments. Some of these costs will be incurred even if the Merger is not completed.

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

Questar 2016 Form 10-Q	41

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

Questar 2016 Form 10-Q	42

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

Questar 2016 Form 10-Q	43

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

Questar 2016 Form 10-Q	44

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

Questar 2016 Form 10-Q	45

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

Questar 2016 Form 10-Q	46

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

Questar 2016 Form 10-Q	47

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Questar had no unregistered sales of equity securities during the second quarter of 2016. The following table sets forth the Company's purchases of common stock registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2016:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 April 1, 2016 through April 30, 2016	—	$—	—	1,000,000
Month #2 May 1, 2016 through May 31, 2016	302	$25.18	—	1,000,000
Month #3 June 1, 2016 through June 30, 2016	2,166	$25.03	—	1,000,000
Total	2,468	$25.05	—

(1) There were 302 shares purchased in Month #2 and 2,166 shares purchased in Month #3 in conjunction with tax-payment elections under the Company's Long-term Stock Incentive Plan.

(2) Questar's board of directors authorized Questar to acquire, or cause to be acquired after January 1, 2013, up to 1 million shares of common stock, on an annual basis, in the name and on behalf of the Company in the open market and negotiated purchases from time to time, in accordance with all applicable Security and Exchange rules.

ITEM 6.  EXHIBITS.

The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signatures.

Questar 2016 Form 10-Q	48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

QUESTAR CORPORATION QUESTAR GAS COMPANY QUESTAR PIPELINE COMPANY (Registrants)

August 3, 2016	/s/ Ronald W. Jibson Ronald W. Jibson Chairman, President and Chief Executive Officer, Questar

August 3, 2016	/s/ Craig C. Wagstaff Craig C. Wagstaff President, Questar Gas

August 3, 2016	/s/ Micheal G. Dunn Micheal G. Dunn President, Questar Pipeline

August 3, 2016	/s/ David M. Curtis David M. Curtis Vice President Controller and Acting Chief Financial Officer, Questar, Questar Gas and Questar Pipeline

Questar 2016 Form 10-Q	49

Exhibit Index

Exhibit No.	Description

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

EXHIBIT 31 - SECTION 302 CERTIFICATIONS

Questar Corporation

31.1	Questar Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Questar Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Gas Company

31.3	Questar Gas Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Questar Gas Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Questar Pipeline Company

31.5	Questar Pipeline Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Questar Pipeline Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 - SECTION 906 CERTIFICATIONS

Questar Corporation

32.1	Questar Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Gas Company

32.2	Questar Gas Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Questar Pipeline Company

32.3	Questar Pipeline Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT 101 - INTERACTIVE DATA FILE
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy.

101.CAL	XBRL Calculations.

101.DEF	XBRL Definitions.

101.LAB	XBRL Labels.

101.PRE	XBRL Presentation.

Questar 2016 Form 10-Q	50